Form 10-Q
period 1996-06-30
AWARE INC /MA/
filed 1996-09-04
CIK 1015739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

                        COMMISSION FILE NUMBER 000-21129


                                   AWARE, INC.
                                   ----------
             (Exact Name of Registrant as Specified in Its Charter)

         MASSACHUSETTS                                   04-2911026
         -------------                                   ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                   ONE OAK PARK, BEDFORD, MASSACHUSETTS, 01730
                   -------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (617) 276-4000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES            NO  X
                                  ---           ---

Indicate the number of shares outstanding of the issuer's common stock as of August 14, 1996:

                  CLASS                            NUMBER OF SHARES OUTSTANDING
                  -----                            ----------------------------
Common Stock, par value $0.01 per share                  18,392,397 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996


                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Condensed Balance Sheets as of June 30, 1996
           and December 31, 1995 .....................................      3

           Condensed Statements of Operations for the
           Three and Six Months Ended June 30, 1996
           and June 30, 1995 .........................................      4

           Condensed Statements of Cash Flows for the
           Six Months Ended June 30, 1996 and June 30, 1995 ..........      5

           Notes to Condensed Financial Statements ...................      6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................      8

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders .......     13

Item 6.    Exhibits and Reports on Form 8-K ..........................     15

           Signatures ................................................     15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                   AWARE, INC.

                                              CONDENSED BALANCE SHEETS
                                                    (UNAUDITED)

                                                                                           JUNE 30,          DECEMBER 31,
                                                                                             1996                1995
                                                                                         ------------        ------------

                              ASSETS

Current assets:
     Cash and cash equivalents ......................................................    $  2,694,112        $  2,153,681
     Accounts receivable (less allowance for doubtful
        accounts of $15,300 in 1996 and $5,300 in 1995) .............................         833,798             500,828
     Unbilled accounts receivable ...................................................         109,648             116,261
     Inventories ....................................................................         504,119              39,713
     Deferred financing costs .......................................................         371,240                   -
     Prepaid expenses ...............................................................          32,098              14,471
                                                                                         ------------        ------------
           Total current assets .....................................................       4,545,015           2,824,954

Property and equipment, net of accumulated depreciation and
     amortization of $1,594,669 in 1996 and $1,480,614 in 1995 ......................         472,375             403,405
                                                                                         ------------        ------------

Total assets ........................................................................    $  5,017,390        $  3,228,359
                                                                                         ============        ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...............................................................    $    777,215        $    111,519
     Accrued expenses ...............................................................          39,472              65,404
     Accrued compensation ...........................................................          89,964              67,887
     Accrued professional fees ......................................................          18,926              14,000
     Deferred revenue ...............................................................          50,000              50,000
                                                                                         ------------        ------------
             Total current liabilities ..............................................         975,577             308,810

Stockholders' equity:
     Preferred stock, $1.00 par value; no shares authorized .........................               -                   -
     Preferred stock, $1.00 par value:
         Series B convertible preferred stock, 15,875 shares authorized,
             15,875 issued and outstanding in 1995, none outstanding in 1996 ........               -              15,875
         Series C convertible preferred stock, 13,525 shares authorized,
             13,525 issued and outstanding in 1995, 5,410 outstanding in 1996 .......           5,410              13,525
         Series D convertible preferred stock, 74,800 shares authorized,
             69,166 issued and outstanding in 1995, 13,012 outstanding in 1996 ......          13,012              69,166
         Series E convertible preferred stock, 45,000 shares authorized,
             29,432 issued and outstanding in 1995 and 1996 .........................          29,432              29,432
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 1,166,960 in 1995 and 10,207,007 in 1996 ..............         102,070              11,670
      Additional paid-in capital ....................................................      14,830,134          13,807,945
      Accumulated deficit ...........................................................     (10,485,283)        (10,575,102)
      Treasury stock ................................................................        (452,962)           (452,962)
                                                                                         ------------        ------------
             Total stockholders' equity .............................................       4,041,813           2,919,549

Total liabilities and stockholders' equity ..........................................    $  5,017,390        $  3,228,359
                                                                                         ============        ============




    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.

                                         CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                      -------------------------        -------------------------
                                                          1996          1995               1996          1995
                                                      -----------    ----------        -----------    ----------

Revenue:
    Product .......................................   $   144,894    $   23,100        $   150,019    $  224,801
    License and royalty ...........................       792,169        55,159          1,439,605       392,511
    Research and development ......................       191,412       283,316            500,854       694,639
                                                      -----------    ----------        -----------    ----------
        Total revenue .............................     1,128,475       361,575          2,090,478     1,311,951

Costs and expenses:
    Cost of product revenue .......................        94,460        14,567             98,580        99,008
    Cost of research and development revenue ......       144,973       242,046            392,587       605,390
    Research and development ......................       437,872       361,344            789,497       707,916
    Selling and marketing .........................       188,857       112,338            330,548       202,598
    General and administrative ....................       244,013       193,794            443,315       375,390
                                                      -----------    ----------        -----------    ----------
         Total costs and expenses .................     1,110,175       924,089          2,054,527     1,990,302

Income (loss) from operations .....................        18,300      (562,514)            35,951      (678,351)

Interest income ...................................        30,368        32,232             53,868        60,856
                                                      -----------    ----------        -----------    ----------

Net income (loss) .................................   $    48,668    $ (530,282)       $    89,819    $ (617,495)
                                                      ===========    ==========        ===========    ==========

Net income (loss) per share .......................   $      0.00    $    (0.26)       $      0.01    $    (0.30)
                                                      ===========    ==========        ===========    ==========

Weighted average common and common
 equivalent shares outstanding ....................    16,590,304     2,049,149         16,194,736     2,040,782
                                                      ===========    ==========        ===========    ==========



    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.

                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                        ---------------------------
                                                                           1996             1995
                                                                        ----------       ----------

Cash flows from operating activities:
   Net income (loss) ...............................................    $   89,819       $ (617,495)
   Depreciation and amortization ...................................       114,514          105,000
   Increase (decrease) from changes in assets and liabilities:
      Accounts receivable ..........................................      (332,970)         281,492
      Unbilled accounts receivable .................................         6,613          257,448
      Inventories ..................................................      (464,406)           5,905
      Prepaid expenses .............................................       (17,627)          26,092
      Deferred offering costs ......................................      (371,240)               -
      Accounts payable .............................................       665,696          (26,651)
      Accrued expenses .............................................         1,071         (396,267)
      Deferred revenue .............................................             -          (39,720)
                                                                        ----------       ----------
Net cash used in operating activities ..............................      (308,530)        (404,196)

Cash flows from investing activities:
    Purchases of property and equipment ............................      (183,484)        (121,985)
                                                                        ----------       ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock ........................     1,032,445           15,928
                                                                        ----------       ----------

Increase (decrease) in cash and cash equivalents ...................       540,431         (510,253)
Cash and cash equivalents, beginning of period .....................     2,153,681        2,566,128
                                                                        ----------       ----------
Cash and cash equivalents, end of period ...........................    $2,694,112       $2,055,875
                                                                        ==========       ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest ..........................................    $      628       $      578

SUPPLEMENTAL NONCASH DISCLOSURES:
   Conversion of preferred stock to common stock ...................    $   80,144                -
    Repurchase of Series D preferred shares for
        cancellation of notes ......................................             -       $  457,062




    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



A)       BASIS OF PRESENTATION

         The accompanying unaudited condensed balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 1996, and of operations and cash flows for the interim periods ended June 30, 1996 and 1995.

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited financial statements which included all information and footnotes necessary for such presentation for the years ended December 31, 1995 and December 31, 1994 in conjunction with a Registration Statement on Form S-1 (SEC File No. 333-6807), as declared effective on August 8, 1996.

         The results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results to be expected for the year.

B)       INVENTORY

         Inventory consists primarily of raw materials to manufacture modems. There were nominal amounts of work-in-process and finished goods inventory on hand at December 31, 1995 and June 30, 1996.

C)       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options and convertible preferred stock) outstanding. Common equivalent shares are not included in the per share calculations in fiscal 1995 periods because the effect of their inclusion would be antidilutive, except in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83. The Bulletin requires all common shares issued and options to purchase shares of common stock granted by the Company during the twelve-month period prior to the filing of a proposed initial public offering to be included in the calculation as if they were outstanding for all periods.

D)       SUBSEQUENT EVENT

         On August 14, 1996, the Company completed an initial public offering ("IPO") whereupon 3,400,000 shares of Common Stock were sold at a price of $10.00 per share. Net proceeds to the Company after underwriting discounts and commissions and related expenses were approximately $30,700,000. In addition, the Company granted to the underwriters of the IPO a 30-day option to purchase up to an additional 510,000 shares of Common Stock solely to cover over-allotments. Upon the closing of the IPO, all outstanding shares of the Company's Preferred Stock were automatically converted into shares of Common Stock.

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events, however the Company cautions that such statements are qualified by important factors. Such factors, which are identified under the heading "Risk Factors" below, could cause actual results to differ materially from those indicated in Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

         Product Revenue. Product revenue consists primarily of revenue from the sale of tangible products, such as Asymmetric Digital Subscriber Line ("ADSL") modems and video editing chipset products, which are manufactured by the Company or third party suppliers. Product revenue increased by 527% from $23,100 in the second quarter of 1995 to $144,894 in the current year quarter. Product revenue as a percentage of total revenue was 13% in the second quarter of 1996 as compared to 6% in the corresponding quarter of 1995. The dollar increase, as well as the increase as a percentage of total revenue, is primarily due to the following reasons. Revenue in the second quarter of 1995 period consisted primarily of revenue from the sale of video editing chipset products, which the Company discontinued in the fourth quarter of 1995. Revenue in the second quarter of 1996 consisted primarily of revenue from the sale of ADSL modems, which the Company began shipping in the first quarter of 1996. Accordingly, a comparison of product revenue on a year over year basis is not particularly meaningful due to differences in the composition of revenue.

         For the six months ended June 30, product revenue decreased by 33% from $224,801 in 1995 to $150,019 in 1996. Product revenue as a percentage of total revenue was 7% for the first six months of 1996 as compared to 17% in the corresponding period in 1995. The decrease in dollar revenue and as a percentage of total revenue is primarily due to a large video editing chipset sale in the first quarter of 1995 and a nominal amount of revenue from the sale of ADSL modems in the first quarter of 1996.

         License and Royalty Revenue. License and royalty revenue consists primarily of revenue from the sale of intellectual property, such as hardware and software technology licenses, compression software licenses, and royalties from the sale of chipsets by customers who have licensed the Company's technology. As such revenue has only a nominal cost of sale associated with it, the Company does not report a separate cost of license and royalty revenue line in its Statements of Operations.

License and royalty revenue increased from $55,159 in the second quarter of 1995 to $792,169 in the current year quarter. License and royalty revenue as a percentage of total revenue was 70% in the second quarter of 1996 as compared to 15% in the corresponding quarter of 1995. For the six months ended June 30, license and royalty revenue increased from $392,511 in 1995 to $1,439,605 in 1996. License and royalty revenue as a percentage of total revenue was 69% for the first six months of 1996 as compared to 30% in the corresponding period of 1995. The dollar increase as well as the increase as a percentage of total revenue, in both the three and six month periods, is primarily due to an increase in the sale of compression software licenses, and sales of ADSL and other broadband technology licenses.

         Research and Development Revenue. Research and development revenue consists primarily of revenue from commercial contract engineering and development, and government research contracts. Research and development revenue decreased by 32% from $283,316 in the second quarter of 1995 to $191,412 in the current year quarter. Research and development revenue as a percentage of total revenue was 17% in the second quarter of 1996 as compared to 78% in the corresponding quarter of 1995. For the six months ended June 30, research and development revenue decreased from $694,639 in 1995 to $500,854 in 1996. Research and development revenue as a percentage of total revenue was 24% for the first six months of 1996 as compared to 53% in the corresponding period of 1995. The dollar decrease as well as the decrease as a percentage of total revenue, in the three and six month periods, is primarily due to lower revenue from commercial research and development contracts, which was partially offset by a modest increase in revenue from U.S. government research contracts. The decrease in research and development revenue as a percentage of total revenue was also driven by the Company's decision to shift its business away from contract research activities toward the sale of commercial technology licenses.

         Cost of Product Revenue. Cost of product revenue consists primarily of direct material, direct labor and overhead costs to produce the Company's products, and cost of goods for purchases of finished goods inventory from third party suppliers. Cost of product revenue as a percentage of product revenue was 65% in the second quarter of 1996 as compared to 63% in the prior year quarter. Cost of product revenue as a percentage of product revenue was 66% for the first six months of 1996 as compared to 44% in the corresponding 1995 period. In the three and six month periods in 1996, the percentages primarily reflect the cost of modem revenue. In the three and six month periods in 1995, the percentages primarily reflect the cost of video editing chipset revenue. The lower cost of product revenue in the first six months of 1995 reflects lower costs from the Company's video editing chipset supplier due to a volume purchase.

         Cost of Research and Development Revenue. Cost of research and development revenue consists primarily of direct labor, direct material and travel expenses associated with commercial contract engineering and development, and government research contracts. As a percentage of research and development revenue, related costs decreased from 85% in the second quarter of 1995 to 76% in the current year quarter, and decreased from 87% in the first six months of 1995 to 78% in the corresponding 1996 period. The slight improvement in cost as a percentage of research and development revenue is primarily attributable to the mix of commercial and U.S. government research contracts.

         Research and Development Expense. Research and development expense consists primarily of employee and consultant costs, supplies and allocated facilities costs related to the development and enhancement of the Company's products and technology. Research and development expense increased by 21% from $361,344 in the second quarter of 1995 to $437,872 in the current year quarter. For the six month period ended June 30, research and development expense increased 12% from $707,916 in 1995 to $789,497 in 1996. For the three and six month periods, the increase in research and development expense is primarily attributable to higher spending on projects to develop and enhance the Company's ADSL and Hybrid Fiber Coaxial technology. Higher spending on these projects was partially offset by lower spending as a result of the discontinuance of research involving audio compression technology and lower facilities costs as a result of the relocation of the Company's facilities in June 1995.

         Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, product advertising, and allocated facilities expense. Selling and marketing expense increased 68% from $112,338 in the second quarter of 1995 to $188,857 in the current year quarter. For the six month period ended June 30, sales and marketing expense increased 63% from $202,598 in 1995 to $330,548 in 1996. For the three and six month periods, the increase is primarily due to the addition of sales personnel and increased product advertising related to the introduction of the Company's ADSL modem.

         General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative officers and support personnel, allocated facilities costs, and professional services, such as legal and audit expenses. General and administrative expense increased by 26% from $193,794 in the second quarter of 1995 to $244,013 in the current year quarter. For the six month period ended June 30, general and administrative expense increased 18% from $375,390 in 1995 to $443,315 in 1996. For the three and six month periods, the increase is primarily due to additions to the Company's management team as well as legal expenses associated with patent filings and other general matters.

         Interest Income. Interest income decreased 6% from $32,232 in the second quarter of 1995 to $30,368 in the current year quarter, primarily as a result of lower average cash balances. For the six months ended June 30, interest income decreased 11% from $60,856 in 1995 to $53,868 in 1996, also primarily as a result of lower average cash balances.

         Income Taxes. The Company has not provided for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. As of December 31, 1995, the Company had net operating loss carryforwards of approximately $9,700,000 and approximately $576,000 of research and development tax credit carryforwards to offset future federal taxable income. To the extent not utilized, the net operating loss and tax credit carryforwards expire between 2003 and 2010.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $540,431 to $2,694,112 at June 30, 1996. The primary source of cash flow in the first six months of 1996 was approximately $1,000,000 of proceeds from the issuance of common stock under the Company's stock option plans. Proceeds from the sale of common stock were offset by $308,530 of cash used in operations, and $183,484 of cash invested in property and equipment.

Funds used in operations were principally attributable to an increase in inventory. The Company purchased raw materials to manufacture ADSL modems in anticipation of increased revenue from such products. The increase in property and equipment was primarily related to purchases of computer and other equipment used in research and development activities.

On August 14, 1996, the Company completed an initial public offering of its common stock. The Company sold 3,400,000 shares and realized net proceeds of approximately $30,700,000. The increase in deferred offering costs and accounts payable at June 30, 1996 is primarily due to unpaid costs related to the public offering. These financing costs will be paid and netted against the proceeds from the public offering in the third quarter of 1996. While there can be no assurance that the Company will not require additional financing, or that such financing will be available to the Company, the Company believes that its financial resources are adequate to meet its liquidity requirements over the next twelve months.


RISK FACTORS

The Company believes that the occurrence of any one or some combination of the following risk factors could have a material adverse effect on the Company's business, financial condition and results of operations.

History of Operating Losses

         The Company has incurred net losses in every fiscal year since inception. Substantial additional research and development expenses to enhance the performance and reduce the manufacturing costs of the Company's products will be required before market acceptance can be determined. There can be no assurance that the Company will achieve profitable operations in any future period.

Dependence on Acceptance of ADSL Technology

         The Company's future success is substantially dependent upon whether ADSL technology gains widespread commercial acceptance by the telephone companies ("telcos") and end users of telco services. The Company has invested substantial resources in the development of ADSL technology implemented through the Discrete Multi-Tone ("DMT") modulation technique. Telcos have only begun evaluating DMT-based ADSL technology, and there can be no assurance that the telcos will pursue the deployment of such ADSL technology.

Reliance on Telcos; Dependence on a Limited Number of Customers

         Even if telcos adopt policies favoring full-scale implementation of ADSL technology, there can be no assurance that sales of the Company's ADSL products will become significant. The Company's customers, including Regional Bell Operating Companies ("RBOCs"), OEMs and other telcos, are relatively few in number and have significantly greater resources than that of the Company. The Company has limited ability to influence or control decisions made by these customers. There can be no assurance that these customers will not use their size and bargaining power to demand unfavorable terms and conditions (including price), seek alternative suppliers, or undertake internal development of products comparable to those of the Company's.

Substantial Dependence on Analog Devices, Inc.

         The Company and Analog Devices, Inc. ("ADI") have entered into a series of agreements to develop integrated chipsets based on the Company's technology. The inability or refusal of ADI to manufacture, market and sell such chipsets in substantial quantities would prevent telcos from adopting the Company's technology and would have a material adverse effect on the Company's business. There can be no assurance that ADI will succeed or, in the event that ADI is not successful, that the Company would be able to find a substitute chipset manufacturer without significant delays.

Proprietary Technology; Risk of Third Party Claims of Infringement

         The Company's ability to compete effectively will depend to a significant extent on its ability to protect it proprietary information and to operate without infringing the intellectual property rights of others. Despite the precautions the Company has taken to protect its intellectual property, there can be no assurance that such steps will be adequate to prevent the misappropriation of its technology. In addition, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that other third parties will not assert such claims against the Company in the future.

Rapid Technological Change; Dependence on New Products

         The markets for the Company's products are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions, and evolving telco offerings. The Company's business will be materially adversely affected if technologies or standards on which Company's products are based become obsolete, or if the Company is unable to develop and introduce new products in a timely manner in response to changing market conditions.

Competition

         The markets for the Company's products are intensely competitive and the Company expects competition to increase in the immediate future. Many of the Company's competitors and potential competitors, including the RBOCs and AT&T Paradyne Corporation, have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not adversely affect the Company's business.

Manufacturing

         The Company has limited experience in manufacturing or in supervising the manufacture of its products, including its ADSL Internet Access Modem. There can be no assurance that the Company will not encounter significant difficulties in manufacturing or controlling the quality of its products, or that its products will be reliable in the field.

                           PART II. OTHER INFORMATION

                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) On May 23, 1996, the Company held a special stockholders' meeting in lieu of an annual meeting of stockholders.

         Matters voted on and the results of those votes are set forth below:

(1) The votes cast to adopt Amended and Restated Articles of Organization were:

For: 13,476,117   Against: 0           Abstain: 0             Broker non-vote: 0

(2)  The votes cast to adopt Amended and Restated By-Laws were:

For: 13,476,117   Against: 0           Abstain: 0             Broker non-vote: 0

(3) The votes cast to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors were:

For: 13,476,117   Against: 0           Abstain: 0             Broker non-vote: 0

(4) The votes cast to adopt the Directors' Non-Statutory Option Plan were:

For: 588,800      Against: 1,346,500   Abstain: 11,540,817    Broker non-vote: 0

(5)  The votes cast to elect directors were:

Name                      For                Against       Abstain          Broker non-vote
- -------------------------------------------------------------------------------------------

James C. Bender           13,476,117               0             0                0
John K. Kerr              13,175,317               0       300,800                0
William N. Sick, Jr.      13,175,317               0       300,800                0
John S. Stafford, Jr.     13,476,117               0             0                0
Charles K. Stewart        13,476,117               0             0                0

(6) The votes cast to ratify and confirm all acts and deeds of all of the officers and directors of the Company from inception to present were:

For: 13,175,317   Against: 0           Abstain: 300,800       Broker non-vote: 0

                           PART II. OTHER INFORMATION

                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                   (CONTINUED)

(b)  On June 6, 1996, the Company held a special stockholders' meeting.

      Matters voted on and the results of those votes are set forth below:

(1) The votes cast to adopt Amended and Restated Articles of Organization were:

For: 12,547,025   Against: 0           Abstain: 100           Broker non-vote: 0

(2)  The votes cast to adopt the 1996 Stock Option Plan were:

For: 12,475,312   Against: 100         Abstain: 71,713        Broker non-vote: 0

(3)  The votes cast to adopt the 1996 Employee Stock Purchase Plan were:

For: 12,544,525   Against: 2,500       Abstain: 100           Broker non-vote: 0

(4) The votes cast to adopt Amended and Restated Articles of Organization to be effective following the closing of the Company's initial public offering were:

For: 12,547,025   Against: 0           Abstain: 100           Broker non-vote: 0

                           PART II. OTHER INFORMATION
                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

         Exhibit  3.3*   -  Amended and Restated By-Laws
         Exhibit 11.1*   -  Computation of Net Income (Loss) per Share

(b)  REPORTS ON 8-K

         None.

- --------------------


*filed herewith




                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date: August 29, 1996      AWARE, INC.


                                    By: /s/ James C. Bender
                                        ----------------------------------------
                                        James C. Bender, Chief Executive
                                        Officer and President


         Date: August 29, 1996      /s/ Richard P. Moberg
                                    --------------------------------------------
                                    Richard P. Moberg, Vice President and Chief
                                    Financial Officer (Principal Financial and
                                    Accounting Officer)