Form 10-Q
period 1996-09-30
AWARE INC /MA/
filed 1996-11-08
CIK 1015739

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


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                        COMMISSION FILE NUMBER 000-21129


                                   AWARE, INC.
                                   -----------
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

                                YES  X   NO
                                    ---     ---

Indicate the number of shares outstanding of the issuer's common stock as of November 4, 1996:

               CLASS                          NUMBER OF SHARES OUTSTANDING
               -----                          ----------------------------
Common Stock, par value $0.01 per share             18,905,397 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of September 30, 1996
         and December 31, 1995 .......................................      3

         Condensed Statements of Operations for the
         Three and Nine Months Ended September 30, 1996
         and September 30, 1995 ......................................      4

         Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 1996 and
         and September 30, 1995 ......................................      5

         Notes to Condensed Financial Statements .....................      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................      7

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................     12

         Signatures ..................................................     12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                   AWARE, INC.

                                    CONDENSED BALANCE SHEETS
                                          (UNAUDITED)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     1996             1995
                                                                                 -------------    ------------
                                    ASSETS
Current assets:
  Cash and cash equivalents .................................................    $ 31,483,407     $  2,153,681
  Short-term investments ....................................................       6,042,896               --
  Accounts receivable (less allowance for doubtful
     accounts of $15,300 in 1996 and $5,300 in 1995)  .......................       1,025,779          500,828
  Unbilled accounts receivable ..............................................         193,273          116,261
  Inventories ...............................................................         885,416           39,713
  Prepaid expenses ..........................................................          81,366           14,471
                                                                                 ------------     ------------
     Total current assets ...................................................      39,712,137        2,824,954


Property and equipment, net of accumulated depreciation and
  amortization of $1,674,875 in 1996 and $1,480,614 in 1995 .................         719,100          403,405
                                                                                 ------------     ------------

Total assets ................................................................    $ 40,431,237     $  3,228,359
                                                                                 ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................................    $    574,417     $    111,519
  Accrued expenses ..........................................................         144,317           65,404
  Accrued compensation ......................................................         159,358           67,887
  Accrued professional fees .................................................          33,451           14,000
  Deferred revenue ..........................................................          50,000           50,000
                                                                                 ------------     ------------
     Total current liabilities ..............................................         961,543          308,810


Stockholders' equity:
  Preferred stock, $1.00 par value; no shares authorized ....................              --               --
  Preferred stock, $1.00 par value:
     Series B convertible preferred stock, 15,875 shares authorized,
       15,875 issued and outstanding in 1995, none outstanding in 1996  .....              --           15,875
     Series C convertible preferred stock, 13,525 shares authorized,
       13,525 issued and outstanding in 1995, none outstanding in 1996 ......              --           13,525
     Series D convertible preferred stock, 74,800 shares authorized,
       69,166 issued and outstanding in 1995, none outstanding in 1996 ......              --           69,166
     Series E convertible preferred stock, 45,000 shares authorized,
       29,432 issued and outstanding in 1995, none outstanding in 1996 ......              --           29,432
  Common stock, $.01 par value; 30,000,000 shares authorized; issued
       and outstanding, 1,166,960 in 1995 and 18,905,397 in 1996  ...........         189,054           11,670
  Additional paid-in capital ................................................      49,957,203       13,807,945
  Accumulated deficit .......................................................     (10,223,601)     (10,575,102)
  Treasury stock ............................................................        (452,962)        (452,962)
                                                                                 ------------     ------------
       Total stockholders' equity ...........................................      39,469,694        2,919,549

Total liabilities and stockholders' equity ..................................    $ 40,431,237     $  3,228,359
                                                                                 ============     ============

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.

                                    CONDENSED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)



                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                --------------------------    --------------------------
                                                   1996           1995            1996           1995
                                                -----------    -----------    -----------     ----------
Revenue:
    Product ................................    $   379,926    $    99,720    $   529,945     $  324,521
    License and royalty ....................        782,047        349,729      2,221,652        742,240
    Research and development ...............        343,847        514,049        844,701      1,208,688
                                                -----------    -----------    -----------     ----------
        Total revenue ......................      1,505,820        963,498      3,596,298      2,275,449

Costs and expenses:
    Cost of product revenue ................        266,125         46,195        364,705        145,203
    Cost of research and development revenue        215,256        259,195        607,843        864,585
    Research and development ...............        593,570        236,960      1,383,067        944,876
    Selling and marketing ..................        178,568        101,282        509,117        303,880
    General and administrative .............        248,051        164,832        691,366        540,222
                                                -----------    -----------    -----------     ----------
         Total costs and expenses ..........      1,501,570        808,464      3,556,098      2,798,766

Income (loss) from operations ..............          4,250        155,034         40,200       (523,317)

Interest income ............................        257,433         24,931        311,301         85,787
                                                -----------    -----------    -----------     ----------

Net income (loss) ..........................    $   261,683    $   179,965    $   351,501     $ (437,530)
                                                ===========    ===========    ===========     ==========

Net income (loss) per share ................    $      0.01    $      0.01    $      0.02     $    (0.21)
                                                ===========    ===========    ===========     ==========

Weighted average common and common
 equivalent shares outstanding .............     19,071,834     15,077,312     17,544,989      2,043,593
                                                ===========    ===========    ===========     ==========

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   ---------------------------
                                                                      1996             1995
                                                                   -----------      ----------
Cash flows from operating activities:
   Net income (loss) .........................................         351,501      $ (437,530)
   Depreciation and amortization .............................         194,720         150,282
   Increase (decrease) from changes in assets and liabilities:
      Accounts receivable ....................................        (524,951)         49,521
      Unbilled accounts receivable ...........................         (77,012)        265,400
      Inventories ............................................        (845,703)        (14,487)
      Prepaid expenses .......................................         (66,895)         39,998
      Accounts payable .......................................         462,898         (18,392)
      Accrued expenses .......................................         189,835        (348,597)
      Deferred revenue .......................................              --         (39,720)
                                                                   -----------      ----------
Net cash used in operating activities ........................        (315,607)       (353,525)

Cash flows from investing activities:
    Purchases of property and equipment ......................        (510,415)       (186,550)
    Net purchases of short-term investments ..................      (6,042,896)             --
                                                                   -----------      ----------
Net cash used in investing activities ........................      (6,553,311)       (186,550)

Cash flows from financing activities:
     Proceeds from issuance of common stock ..................      36,198,644          16,023
                                                                   -----------      ----------

Increase (decrease) in cash and cash equivalents .............      29,329,726        (524,052)
Cash and cash equivalents, beginning of period ...............       2,153,681       2,566,128
                                                                   -----------      ----------
Cash and cash equivalents, end of period .....................     $31,483,407      $2,042,076
                                                                   ===========      ==========



SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest ....................................     $       820      $      668

SUPPLEMENTAL NONCASH DISCLOSURES:
   Conversion of preferred stock to common stock .............     $   127,998              --
    Repurchase of Series D preferred shares for
        cancellation of notes ................................              --      $  457,062

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A) BASIS OF PRESENTATION

   The accompanying unaudited condensed balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 1996, and of operations and cash flows for the interim periods ended September 30, 1996 and 1995.

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

   The results of operations for the interim period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year.

B) INVENTORY

   Inventory consists primarily of the following:
                                                   SEPTEMBER 30,    DECEMBER 31,
                                                      1996             1995
                                                   -------------    ------------
        Raw materials .............................   $516,516        $39,713
        Finished goods ............................    368,900             --
                                                      --------        -------
               Total ..............................   $885,416        $39,713
                                                      ========        =======

C) NET INCOME (LOSS) PER SHARE

   Net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options and convertible preferred stock) outstanding. Common equivalent shares are not included in the per share calculations for the nine months ended September 30, 1995, because the effect of their inclusion would be antidilutive, except in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83. The Bulletin requires all common shares issued and options to purchase shares of common stock granted by the Company during the twelve-month period prior to the filing of a proposed initial public offering to be included in the calculation as if they were outstanding for all periods.

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


RESULTS OF OPERATIONS

     Product Revenue. Product revenue consists primarily of revenue from the sale of tangible products, such as Asymmetric Digital Subscriber Line ("ADSL") modems and video editing chipset products, which are manufactured by the Company or third party suppliers. Product revenue increased by 281% from $99,720 in the third quarter of 1995 to $379,926 in the current year quarter. Product revenue as a percentage of total revenue was 25% in the third quarter of 1996 as compared to 10% in the corresponding quarter of 1995. The dollar increase, as well as the increase as a percentage of total revenue, is primarily due to the following reasons. Revenue in the third quarter of 1995 consisted primarily of revenue from the sale of video editing chipset products, which the Company discontinued in the fourth quarter of 1995. Revenue in the third quarter of 1996 consisted primarily of revenue from the sale of ADSL modems, which the Company began shipping in the first quarter of 1996. Accordingly, a comparison of product revenue on a year over year basis is not particularly meaningful due to differences in the composition of product revenue.

     For the nine months ended September 30, product revenue increased by 63% from $324,521 in 1995 to $529,945 in 1996. Product revenue as a percentage of total revenue was 15% for the first nine months of 1996 as compared to 14% in the corresponding period in 1995. A comparison of product revenue on a nine month period over period basis is not particularly meaningful due to differences in the composition of product revenue.

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

License and royalty revenue increased by 124% from $349,729 in the third quarter of 1995 to $782,047 in the current year quarter. License and royalty revenue as a percentage of total revenue was 52% in the third quarter of 1996 as compared to 36% in the corresponding quarter of 1995. For the nine months ended September 30, license and royalty revenue increased by 199% from $742,240 in 1995 to $2,221,652 in 1996. License and royalty revenue as a percentage of total revenue was 62% for the first nine months of 1996 as compared to 33% in the corresponding period of 1995. The dollar increase as well as the increase as a percentage of total revenue, in both the three and nine month periods, is primarily due to an increase in the sale of ADSL and other broadband technology licenses to telephone company equipment suppliers, and sales of compression software licenses.

     Research and Development Revenue. Research and development revenue consists primarily of revenue from commercial contract engineering and development, and government research contracts. Research and development revenue decreased by 33% from $514,049 in the third quarter of 1995 to $343,847 in the current year quarter. Research and development revenue as a percentage of total revenue was 23% in the third quarter of 1996 as compared to 53% in the corresponding quarter of 1995. The dollar decrease is primarily due to lower revenue from commercial research and development contracts, as well as lower revenue from U.S. government research contracts.

For the nine months ended September 30, research and development revenue decreased by 30% from $1,208,688 in 1995 to $844,701 in 1996. Research and development revenue as a percentage of total revenue was 24% for the first nine months of 1996 as compared to 53% in the corresponding period of 1995. The dollar decrease is primarily due to lower revenue from commercial research and development contracts.

For both the three and nine month periods, the decrease in research and development revenue as a percentage of total revenue was driven by the Company's decision to shift its business away from contract research activities toward the sale of commercial technology licenses, which resulted in lower research and development revenue and higher product and license and royalty revenue.

     Cost of Product Revenue. Cost of product revenue consists primarily of direct material, direct labor and overhead costs to produce the Company's products, and cost of goods for purchases of finished goods inventory from third party suppliers. Cost of product revenue as a percentage of product revenue was 70% in the third quarter of 1996 as compared to 46% in the prior year quarter. Cost of product revenue as a percentage of product revenue was 69% for the first nine months of 1996 as compared to 45% in the corresponding 1995 period. In the three and nine month periods in 1996, the percentages primarily reflect the cost of modem revenue. In the three and nine month periods in 1995, the percentages primarily reflect the cost of video editing chipset revenue. Accordingly, a comparison of cost of product revenue on a year over year basis is not particularly meaningful due to differences in the composition of product revenue.

     Cost of Research and Development Revenue. Cost of research and development revenue consists primarily of direct labor, direct material and travel expenses associated with commercial contract engineering and development, and government research contracts. As a percentage of research and development revenue, related costs increased from 50% in the third quarter of 1995 to 63% in the current year quarter. The increase in cost as a percentage of research and development revenue is primarily attributable to the mix of commercial and U.S. government research contracts, and the profitability of individual contracts. The cost of research and development revenue as a percentage of research and development revenue was unchanged at 72% for the nine month periods in 1995 and 1996.

     Research and Development Expense. Research and development expense consists primarily of employee and consultant costs, supplies and allocated facilities costs related to the development and enhancement of the Company's products and technology. Research and development expense increased by 151% from $236,960 in the third quarter of 1995 to $593,570 in the current year quarter. For the nine month period ended September 30, research and development expense increased 46% from $944,876 in 1995 to $1,383,067 in 1996. For the three and nine month periods, the increase in research and development expense is primarily attributable to higher spending on projects to develop, enhance, and commercialize the Company's ADSL and Hybrid Fiber Coaxial technology. Higher spending on these projects was partially offset by lower spending as a result of the discontinuance of research involving audio compression technology and lower facilities costs as a result of the relocation of the Company's facilities in June 1995.

     Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, product advertising, and allocated facilities expense. Selling and marketing expense increased 76% from $101,282 in the third quarter of 1995 to $178,568 in the current year quarter. For the nine month period ended September 30, sales and marketing expense increased 68% from $303,880 in 1995 to $509,117 in 1996. For the three and nine month periods, the increase is primarily due to the addition of sales personnel and increased product advertising related to the introduction of the Company's ADSL modem.

     General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative officers and support personnel, allocated facilities costs, and professional services, such as legal and audit expenses. General and administrative expense increased by 51% from $164,832 in the third quarter of 1995 to $248,051 in the current year quarter. For the nine month period ended September 30, general and administrative expense increased 28% from $540,222 in 1995 to $691,366 in 1996. For the three and nine month periods, the increase is primarily due to additions to the Company's management team, legal expenses, and, with respect to the three month period, expenses associated with becoming a public company.

     Interest Income. Interest income increased from $24,931 in the third quarter of 1995 to $257,433 in the current year quarter, primarily as a result of higher cash balances due to the investment of net proceeds from the Company's initial public offering ("IPO"). For the nine months ended September 30, interest income increased from $85,787 in 1995 to $311,301 in 1996, also primarily as a result interest earned on the IPO proceeds.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased by $35,372,622 to $37,526,303 at September 30, 1996. The primary source of cash flow in the first nine months of 1996 was approximately $36,199,000 of net proceeds from the issuance of common stock. In the third quarter of 1996, the Company completed an initial public offering of its common stock. The Company sold 3,910,000 shares and realized net proceeds of approximately $35,162,000. The Company also realized approximately $1,000,000 of proceeds from the issuance of common stock in connection with its stock option plans. Net proceeds from the sale of common stock were offset by $315,607 of cash used in operations, and $510,415 of cash invested in property and equipment.

Funds used in operations were principally attributable to an increase in inventory. The Company purchased raw materials to manufacture ADSL modems in anticipation of increased sales from such products. The increase in property and equipment was primarily related to purchases of computer and other equipment used in research and development activities.

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

                           PART II. OTHER INFORMATION
                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS

      Exhibit 11.1*  - Computation of Net Income (Loss) per Share


(B) REPORTS ON 8-K

      None.


--------------------

*filed herewith



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: November 8, 1996                  AWARE, INC.



                                             By: /s/ James C. Bender
                                                 -------------------
                                                 James C. Bender, Chief
                                                 Executive Officer and President


     Date: November 8, 1996                  /s/ Richard P. Moberg
                                             ---------------------
                                             Richard P. Moberg, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)