Form 10-K
period 1996-12-31
AWARE INC /MA/
filed 1997-03-28
CIK 1015739

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997, based on the closing price of the Common Stock on February 28, 1997 as reported on the Nasdaq National Market, was approximately $134,917,832.

The number of shares outstanding of the registrant's common stock as of February 28, 1997 was 19,116,561.

                     DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the registrant's Annual Meeting of
         Shareholders to be held on May 21, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                                   AWARE, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                TABLE OF CONTENTS


                                                  PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 4.       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .  15

                                                  PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters     . . . . . . 16
Item 6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
Item 8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . 23
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

                                                 PART III

Item 10.      Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . .  38
Item 11.      Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
Item 12.      Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .  39
Item 13.      Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .  39

                                                  PART IV

Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K . . . . . . . . . . . 40

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43


                                     PART I


ITEM 1.  BUSINESS


                                     GENERAL

     Aware, Inc. (the "Company" or "Aware") was incorporated in Massachusetts in 1986. During its first seven years, the Company was engaged primarily in research, specializing in wavelet mathematics applications, digital compression, and telecommunications and channel modulation and coding. The Company holds thirteen patents in areas related to wavelet mathematics, digital compression and similar technologies. The Company's revenue during this period consisted largely of research grants from agencies of the U.S. government and certain commercial companies. In 1993, the Company began to shift its business from contract research toward development of: (i) Asymmetric Digital Subscriber Line ("ADSL") and other broadband technologies, and (ii) image compression products. Two principal lines of business emerged as a result of the decision to commercialize the Company's core technology: telecommunications and image compression.

     The Company's telecommunications products include software and hardware interfaces that integrate ADSL and Hybrid Fiber Coaxial ("HFC") chipsets into modems and other communications devices, and high speed ADSL Internet Access Modems that incorporate the Company's proprietary technology and software. The Company has co-developed chipsets incorporating the Company's technology with Analog Devices, Inc. ("ADI"), a leading supplier of integrated circuits. ADI has an exclusive license to manufacture and sell such chipsets for which the Company receives royalty payments. The Company's broadband products are designed to increase the speed of data communications over conventional copper telephone and cable television networks. The Company believes that its products will enable telephone companies ("telcos") and cable companies to utilize their installed bases of dedicated copper lines and coaxial cable to provide both residential and business customers with interactive data transmission at speeds much higher than currently available.

     The Company's image compression products include WSQ by Aware, AccuPress for Radiology, AccuPress for Remote Sensing, AccuPress for Multimedia, and SeisPact. In addition, the Company's image compression organization continues to perform some contract research for the U.S. government.

     The Company's executive offices are located at One Oak Park, Bedford, Massachusetts, 01730, and its telephone number is (617) 276-4000.

                              PRODUCTS AND MARKETS

TELECOMMUNICATIONS
------------------

TELECOMMUNICATIONS MARKET

     With the rise of the Internet and World Wide Web, network service providers are experiencing a fundamental shift in the type of communications traffic transmitted over their networks. The existing network infrastructure of twisted-pair copper wiring, which was originally designed to provide analog voice service ("Plain Old Telephone Service" or "POTS" ), and coaxial cable, which was designed to provide cable television service, are increasingly required to carry large amounts of data produced by computers. Service providers are faced with the challenge of providing high-speed data communications at reasonable costs, while preserving their investment in copper wire and coaxial cable networks.

     Copper wire telephone networks are estimated to include over 150 million lines in the United States and over 600 million lines worldwide, according to industry sources. These networks represent an undepreciated capital investment of approximately $100 billion. Cable television service is currently available to ninety percent of the homes in the U.S. and sixty-five percent of the homes in the U.S. subscribe to the service.

     To date, telcos' copper wire and cable companies' HFC infrastructures have not proven adequate for the increasing volume of traffic generated by computers remotely connected to each other and the Internet. Digital information requires more bandwidth than traditional analog voice communications if it is to be transmitted at a speed that is satisfactory to the computer user. Currently, the fastest transmission rate readily available to typical home or remote office computer users over existing copper wire is achieved through the use of a 33.6 kilobits per second ("Kbps") modem, although many users still employ modems that are slower than this. For the over 30 million and growing Internet users, these transmission rates are one of the chief frustrations of using the World Wide Web, which is the fastest growing and most data intensive segment of the Internet.

     Service providers, recognizing the need for higher speed data communications, are increasingly seeking to upgrade their networks. The telcos are replacing copper wire with fiber optic cable, which permits high speed data transmissions, particularly through the backbone of the network that links their central offices to one another. However, installing fiber optic cable all the way into customers' homes or businesses is prohibitively expensive and would take decades. Similarly, cable companies are testing cable modems, which permit two-way data transmissions over their existing HFC networks.

     Telcos are seeking cost-effective technologies to accommodate high speed data transmission over copper wires. Some of these technologies are described below:

          ISDN. In the early 1980's, telcos introduced Integrated Service Digital Network ("ISDN") technology, which provides digital transmission over copper wire typically at basic rates up to 144 Kbps. Although this technology is several times faster than a voiceband modem, the market penetration of existing ISDN technology is limited because its equipment and installation costs are relatively high, and it does not allow simultaneous POTS and data transmission on those wires.

          T-1. T-1 (E-1 in countries outside the U.S.) is a multiplexing format that allows digital conversion of an analog line. Once converted, a T-1 digital line can deliver data at speeds up to 1.544 megabits per second ("Mbps"). However, T-1 service cannot use the existing copper wire networks without expensive and time-consuming modifications, including installation of repeaters every 3,000 to 5,000 feet to regenerate the signal as it passes along the line. T-1 also requires two sets of twisted-pair copper wires and does not allow simultaneous POTS and data transmission on those wires.

          HDSL. In 1992, telcos introduced High bit-rate Digital Subscriber Line ("HDSL") technology, which reduces the cost of installing T-1 service. HDSL increases the distance of T-1 transmission over copper wires to approximately 12,000 feet, which reduces the need for repeaters. As a result, some telcos are deploying HDSL technology in their local access networks. However, HDSL still requires two sets of twisted-pair copper wires and does not allow simultaneous POTS and data transmission on those wires.

          ADSL. Telcos are currently considering deployment of ADSL technology, which uses digital signal processing technology to expand the useable bandwidth of copper telephone wire. ADSL was initially created in the late 1980s by Bellcore, the research entity jointly created and funded by the Regional Bell Operating Companies ("RBOCs"). ADSL technology allows non-repeated transmissions of data at a distance of up to 18,000 feet over telcos' existing copper networks at a rate of up to 8 Mbps downstream to the customer and at a rate of up to 640 Kbps upstream from the customer, with the speed of transmission decreasing as distance increases. ADSL allows simultaneous POTS and high speed digital data transmission on a single set of twisted-pair copper wires.

     In addition to these telco technologies, cable company suppliers are working to improve HFC technology, which would permit two-way broadband digital communications over typical cable networks. HFC technology uses digital signal processing to allow efficient sharing of upstream bandwidth so that a cable line can be used for two-way transmissions. New HFC networks are also being installed by telcos so that they can offer television service as well as telephone and data dial-tone services.

     Telcos typically put new products through a rigorous approval process before deploying them on a broad basis. The approval process usually involves a number of different phases, including (i) laboratory evaluations, in which the product is tested against relevant industry standards; (ii) technical trials, in which the product is tested in the field with a small number of users; (iii) marketing trials, in which the product is tested in the field with a larger number of users and telcos begin to train their personnel to install and maintain the product; (iv) initial commercial deployment, in which telcos make the product available to selected customers for selected applications; and (v) commercial deployment, in which telcos make the product available to a substantial number of customers.

     During 1996, a number of telcos performed laboratory and technical trials, in which they evaluated and tested the Company's, as well as competitors', ADSL products. The Company believes the telcos' trial experience provided them with evidence that ADSL technology is capable of delivering high-speed data transmissions rates. This knowledge coupled with rapidly dropping equipment prices may have obviated the need for many of the marketing trials the Company and others had anticipated. The Company now believes the telcos will commence commercial ADSL deployment in late 1997 and that such deployment will continue into 1998.

TELECOMMUNICATIONS PRODUCTS

     The Company designs and develops products utilizing its proprietary software to implement ADSL that it believes have advantages over its competitors' ADSL products. The ASDL products developed by Aware incorporate proprietary software and algorithms based on digital signal processing technology as well as application specific integrated circuits (ASICs). In contrast to the approach taken by some competing developers of ADSL technology, Aware's approach is to maintain a high level of functionality in the software component of the product as opposed to the ASIC. The Company believes that this approach allows it to engineer improvements in its technology quickly and efficiently, rather than having to design and produce a new ASIC each time an improvement is made. The Company's ADSL technology enables data communications protocols, such as Frame Relay, TCP/IP, and ATM, to operate at higher transmission rates over copper wire. The Company has chosen to use the multi-carrier Discrete Multi-Tone ("DMT") modulation for ADSL, rather than the single-carrier Carrierless Amplitude Phase ("CAP") modulation technique. The Company believes that ADSL/DMT technology has greater potential for deployment than CAP, because (i) DMT is more flexible, (ii) the standardization process for DMT is more advanced, and
(iii) there are multiple vendors who supply DMT as opposed to CAP which is offered by one vendor. (See Item 1. Business - TECHNOLOGY)

     Existing Telecommunications Products
     ------------------------------------

     Chipsets. The Company and ADI developed a first generation ADSL chipset, which began shipping in November 1995. The chipset uses a combination of ASICs, digital signal processors, and proprietary software developed by the Company to provide all the functions necessary in a modem. The ADSL chipset meets the performance objectives of the DMT multi-carrier modulation chosen by the American National Standards Institute ("ANSI") as the standard for ADSL.

     In 1993 ADI and the Company entered into an agreement, under which ADI produces and markets broadband chipsets incorporating the Company's DMT-based ADSL technology, and for which the Company receives royalties and development funding. The relationship between ADI and the Company is an exclusive arrangement, under which neither party may enter into competing agreements with third parties. The Company's ability to achieve its business objectives will depend on ADI's ability and desire to deliver chipsets to the market place. (See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FACTORS THAT MAY AFFECT FUTURE RESULTS.)

     In 1994 and 1995, the Company and ADI entered into additional agreements to expand their relationship to include the development and marketing of chipsets incorporating the Company's Discrete Wavelet Multi-Tone ("DWMT") technology for HFC and VDSL data communications. The Company also agreed that, if it develops and sells ADSL technology that implements DWMT technology, it would license such technology to ADI on substantially the same terms as those for the Company's ADSL technology.

     Software and Hardware Interfaces. The Company develops software and hardware interfaces for its ADSL chipset which can be used to connect the chipset with PCs, network and central office equipment, and other telephony and data communications devices. The interfaces are custom developed by the Company for OEMs, who seek to incorporate the Company's ADSL technology into their systems.

     Modems. The Company developed and markets an ADSL Internet Access Modem, which contains the Company's ADSL chipset and software and hardware interfaces developed by the Company. In a typical configuration, the Company's ADSL modem is designed to receive data at speeds up to 4.4 Mbps and send it at speeds of up to 440 Kbps at a distance of up to 12,000 feet over standard copper wire. This modem was designed to demonstrate technical feasibility and will not be suitable for mass production without additional redesign to reduce the power requirements, size and costs of the modem.

Products Under Development
--------------------------

     The Company is currently engaged in the following product development and enhancement activities:

     Chipsets. The Company and ADI have announced a second generation ADSL chipset, which the Company anticipates will begin shipping in production quantities in the third quarter of 1997. While maintaining the same data transmission speed, the second generation chipset contains the following enhancements as compared to the first generation chipset: (i) the number of chips in the core transceiver has been reduced from twelve to five; (ii) the power requirement has been reduced from twelve to five watts, and (iii) the dimensions of the core transceiver, DSP circuitry, and line driver circuitry have been reduced from 7" by 9" to 3" by 5".

     The Company and ADI have announced that ADI expects to begin shipping an HFC chipset, which is based upon the Company's DWMT technology, in June 1997. This chipset is the first implementation of the Company's DWMT technology.

     Board-Level Products. The Company plans to design, manufacture and market board-level products for installation into ADSL systems offered by OEMs. The first such board-level product that the Company has announced is an ADSL module. This module is a 3" by 5" transceiver card which will contain a second generation ADSL chipset. The Company anticipates that its module will be available in limited production quantities in the third quarter of 1997.

     Modems. The Company has announced and intends to begin shipping a rate adaptive ADSL modem in the first quarter of 1997. In addition to rate adaptability, this modem will contain a single board first generation chipset design, an improved user interface, and improved diagnostic capabilities.

     Advanced ADSL, SDSL, VDSL, and HFC. The Company also intends to offer new generations of advanced ADSL products, as well as chipsets, interfaces, modems, boards and systems incorporating SDSL, VDSL, and HFC technology. (See Item 1. Business - TECHNOLOGY.) The Company has not announced any such products other than those described herein.


IMAGE COMPRESSION
-----------------

     In 1993, the Company began an effort to produce commercially marketable wavelet image compression software products. The Company currently offers five software-based compression products and has an agreement with ADI to produce a wavelet video compression ASIC. The Company's compression products include the following: WSQ by Aware (which compresses digital fingerprint data for use by law enforcement agencies, such as the FBI); AccuPress for Radiology (which is used to compress digital radiographs and other types of medical imagery); AccuPress for Multimedia (which is a general purpose compression product); AccuPress for Remote Sensing (which is designed for compression of satellite-based remote sensing imagery); and SeisPact (which companies in the oil and gas industry can use to store and transmit large amounts of seismic data).

                                   TECHNOLOGY

     The Company's core technology is based on its research into wavelet mathematics and digital compression. From that core technology, three principal technologies have emerged, including: (i) DMT-based ADSL technology, (ii) DWMT technology, and (iii) image compression technology.

     ADSL Technology

     ADSL is a method for expanding the useable bandwidth of copper wire. Typically, ADSL systems divide a one megahertz (MHz) bandwidth on copper wire into three segments: (i) the 0 to 4 kilohertz (KHz) range is used for POTS, (ii) the 25 KHz to 100 KHz range is used to transmit data upstream and (iii) the 100 KHz to 1 MHz range is used to transmit information downstream. The ANSI specification for ADSL calls for operation rates of 1.5 to 8 Mbps downstream and 64 to 640 Kbps upstream when operating over existing copper wires at a distance of up to 18,000 feet.

     There are two primary ADSL modulation techniques for transmitting data signals: (i) DMT, which the Company uses, and (ii) CAP. DMT is a multi-carrier modulation technique that was chosen by ANSI as the telecommunications industry standard for ADSL. CAP is a single-carrier modulation technique originally developed by AT&T Paradyne Corporation (now Globespan Technologies, Inc.). The fundamental difference between CAP and DMT is that CAP treats each of the upstream and downstream frequency ranges as a single element over which as many information bits as possible are transmitted. In contrast, DMT divides the upstream and downstream bands into groups of different smaller subchannel frequency ranges (approximately 4 KHz each) into which a much smaller number of bits are coded and transmitted simultaneously.

     The Company believes that DMT technology is better able than CAP technology to address the inherent problems of the telcos' copper wire networks. Because of its multiple small frequency bands, DMT is able to adjust and adapt the movement of information to both extract more throughput from a wire and to avoid sending information into frequency ranges that are not useable. Since CAP treats the entire frequency range as a single element, it does not have the ability to balance as easily the use of the frequency spectrum to match efficiently the performance of a given wire. DMT-based systems have greater flexibility than CAP-based systems, because DMT-based modems are better able to adapt and operate to within 32 Kbps of the highest speed achievable on the link.


     DWMT Technology

     The Company has invented a proprietary technology based on wavelet mathematics called DWMT. The Company believes that, as a result of its research and development of DWMT technology, it is a leader in commercialization of wavelets for telecommunications.

     Multi-carrier systems divide a frequency range into the desired number of subchannels by using a digital filter bank, which is a mathematical process. Because of basic limits of the form of mathematics and the limits of time and computerization speeds, the process of creating isolated subchannels is imperfect. These imperfections inhibit modems from achieving theoretical performance limits. The subchannelization method used in creating DMT modems utilized a technique called a Fourier transform. This technique has been used in the telecommunications industry since the 1960s, but has become more practical for high speed, high volume use as digital signal processors have improved. The wavelet transform yields significantly better subchannelization than the Fourier transform. Because this technique more closely approximates ideal subchannelization, the performance of a wavelet-based

DWMT system can produce performance superior to a non-wavelet DMT system operating in a noisy environment.

     The Company intends to apply DWMT technology to new products using SDSL, VDSL and HFC applications. The Company is seeking to incorporate DWMT techniques into industry standards body recommendations. The following is a brief description of possible applications using SDSL, VDSL and HFC:

     SDSL. Symmetric Digital Subscriber Line technology is similar to ADSL, but allows two-way data transmission at the same rates. The Company is developing an SDSL application using its DWMT technology. SDSL provides up to 2 Mbps of data in both directions on single twisted-pair copper wire at distances up to 18,000 feet while allowing simultaneous POTS. The Company expects that this SDSL application can be used for LAN interconnecting and enhanced telephony applications.

     VDSL. The Company believes that Very high-speed Digital Subscriber Line technology will be the next generation of high-speed user access, critical to the implementation of fiber-to-the-neighborhood and fiber-to-the-curb architectures. These architectures involve the deployment of an access node that utilizes fiber optic cable from a telco's central office to the access node, thus bringing fiber closer to the user. The final connection to the user is new or existing copper wire or new coaxial cable. VDSL is being designed with the objective of providing performance up to six times faster than ADSL, but over a shorter distance. The goal of VDSL is to enable telcos to provide a combination of digital TV, data dial-tone and regular telephony service on a single twisted-pair of copper wire. The Company is using DWMT to develop the upstream portion of a VDSL system.

     HFC. By using the frequency band from 5 to 40 MHz for upstream transmission and the frequency band from 450 to 750 MHz for downstream transmission, it is possible to provide two-way services, such as telephony and data communications, on existing HFC networks. Each of these frequency bands is typically divided into smaller bands, 1 to 2 MHz wide. The Company's HFC technology, called WaveTel HFC, is based upon DWMT and will provide up to 8 Mbps transmission over a 2 MHz band. HFC telephony and cable modem technology enables cable companies to re-use their existing network to provide two-way services.


     Image Compression Technology

     Since 1988, the Company has developed expertise, trade secrets, and intellectual property in the field of wavelet transform-based data compression and has obtained several patents in this area. The Company's wavelet compression technology enables digital image, video and certain types of data to be compressed to between 1% and 10% of their original size. Using wavelet compression, the decompressed data are not bit for bit identical to the original data. A risk with this technique is that, as the original data get smaller, a larger amount of error is introduced into the decompressed data. However, compressed data can be transmitted across networks faster and storage costs are reduced.

                            RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends on its ability to adapt to the rapidly changing telecommunications environment and to meet its customers' needs. The timely development and introduction of new products is essential to maintain the Company's competitive position. The Company's product development activities are focused on delivering products to its service provider customers that will enable them to make maximum use of the capabilities of their existing copper wire and coaxial cable networks. Key development objectives include enhancements to the Company's ADSL technology as well as on products incorporating DWMT technology for VDSL, SDSL, and HFC applications.

     Most of the Company's products are developed internally. As of December 31, 1996, the Company had a research and development staff of 35 employees, including ten employees holding doctorate degrees related to digital signal processing and digital communications theory. The Company anticipates that its research and development organization will grow significantly in the future as the Company attempts to strengthen its technology and product position in the telecommunications marketplace.

     During the years ended December 31, 1996, 1995 and 1994, research and development costs charged to operations were $3,234,799, $2,333,200, and $3,492,249, respectively. Such costs are net of software development costs capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. There were no SFAS 86 costs capitalized in 1996, 1995 or 1994.

     New product development schedules are difficult to predict, because telecommunications product development, quality assurance testing and debugging are complex processes that often take longer than expected. Accordingly, although the Company estimates the shipment dates of proposed new products for internal purposes, such estimates are subject to frequent adjustment based on the Company's own periodic assessment of its progress in the development process. No assurance can be given that any of the development projects referred to in the "Products and Markets" section will be successful or that any announced shipping dates for new products will be met.



                               SALES AND MARKETING

     To date, the Company's principal telecommunications sales and marketing strategy has been to partner with OEM equipment suppliers. These OEM customers manufacture and sell telephone network equipment, cable plant equipment, data communications equipment, and end user customer premises equipment. The Company's objective is to incorporate its technology and components into products offered by its OEM customers. Examples of companies with whom the Company has announced partnership agreements as of December 31, 1996, include DSC Communications Corporation, Teltrend, Inc., Hayes Microcomputer Products, Inc., PairGain Technologies, Inc., and RELTEC Corporation.

     Due to the complexity of the Company's telecommunications technology, the Company's sales people must have a high degree of technical sophistication in order to market its products effectively. The Company believes that technology selections involving the Company's products are frequently made at senior levels within a prospective customer's organization. Consequently, the Company relies primarily on presentations by senior management to key employees of OEMs.

     This type of OEM selling does not require a large sales force, therefore as of December 31, 1996, the Company had four people in its telecommunications sales and marketing organization. As ADSL technologies are more broadly adopted, the Company expects to hire additional sales and marketing employees to support the efforts of senior management. Additional sales and marketing employees will also be required to develop new channels of distribution so that the Company may sell its products to non-OEM customers, such as telcos, cable operators, Internet service providers, and competitive access providers.

     The Company sells its software-based compression products through distributors and directly to end user customers. As of December 31, 1996, there were two people in the Company's compression software sales organization.

     The Company has in the past and expects in the future to derive a substantial portion of its revenues from a limited number of customers. There are relatively few OEM equipment suppliers, telcos and cable operators to whom the Company can sell its products. Consequently, the Company's future success will depend to a large extent upon: (i) the timing and size of future purchase orders for the Company's products from these customers, (ii) the financial and operating success of these customers, and (iii) the success of services offered by these customers that use the Company's products. Any attempt by such customers to seek out additional or alternative suppliers or to undertake the internal development and sale of products comparable to those of the Company could have a material adverse effect on the Company's business, financial condition and results of operations. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FACTORS THAT MAY AFFECT FUTURE RESULTS.)

     The Company derived approximately 22%, 17%, 12%, and 10% of its total revenue in 1996 from DSC Communications Corporation, ADI, the United States government, and Teltrend, Inc., respectively. The Company derived approximately 23%, 18%, 12%, and 10% of its total revenue in 1995 from ADI, General Instrument Corporation, the United States government, and GSS/Array Technology, respectively. The Company derived approximately 38% and 10% of its total revenue in 1994 from the United States government and ADI, respectively. Substantially all revenue in 1996, 1995, and 1994 was sold to unaffiliated customers in North America.


                                  MANUFACTURING

     The Company does its own final assembly and testing of its ADSL products at its Bedford, Massachusetts facility. The Company believes that its manufacturing capacity is relatively limited. A modest number of ADSL modems have been manufactured to date. As demand for ADSL and other products increases, the Company intends to rely on third party manufacturers as well as its internal manufacturing capacity to assemble and test its products. The Company obtains ADSL chipsets directly from ADI and other components needed for its ADSL products from a variety of suppliers. The Company expects that third party manufacturers will obtain product parts directly from the Company, and from suppliers chosen by the Company or the third party manufacturer. Other than the ADSL chipset, which is available through ADI, the Company believes that other components for its ADSL products are available from a large number of suppliers and that there exist many qualified manufacturers to assemble and test the Company's products. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FACTORS THAT MAY AFFECT FUTURE RESULTS.)

                                   COMPETITION

     The markets for the Company's products are intensely competitive and the Company expects competition to increase in the immediate future, especially in the emerging ADSL market. The Company intends to compete on the basis of technology, price, the timing of product delivery, product features, quality, reliability, and customer satisfaction. The Company currently competes, or expects to compete in the future, with the following categories of companies:
(i) other vendors of DMT-based ADSL technology, such as Amati Communications Corporation ("Amati"), Orckit Communications Limited ("Orckit") and Alcatel Network Systems, Inc. ("Alcatel"); (ii) vendors of alternative ADSL technologies, such as Globespan Technologies, Inc. ("Globespan"), which is currently marketing its CAP-based ADSL technology, (iii) Regional Bell Operating Companies ("RBOCs") and other telcos, who are no longer prohibited from manufacturing telecommunications equipment as a result of deregulation, and (iv) OEMs and other systems integrators, such as Pairgain Technologies, Inc., U.S. Robotics Corporation, Ericsson, Inc., and Motorola, Inc.

     The Company's success will depend on telcos' willingness to invest in broadband digital services based on ADSL technology. The Company expects that its ADSL products will compete not only with other products that increase the efficiency of digital transmission technologies over copper wire, such as ISDN for Internet access, but also with other broadband transmission technologies, such as HFC, coaxial cable, fiber optic cable, digital broadcast satellite and other wireless technologies. The Company believes its current and future broadband products will permit telcos to upgrade their networks in a flexible and cost effective way, but telcos may choose to deploy products using better established technologies to upgrade their networks including fiber optic cable, which many telcos favor. To the extent that telcos choose to install fiber optic cable or other transmission media between central offices and end users, the Company's business, financial condition and results of operations will be materially adversely affected.

     The Company believes that, in the ADSL market, its DMT-based products are more flexible and will enjoy greater potential for deployment than products using the CAP technique. However, CAP-based ADSL products were introduced prior to the Company's products and are more readily available than the Company's products.

     To date, there has been only limited commercial deployment of the Company's competitors' DMT-based ADSL products. Therefore, the Company is uncertain how its products will compare with products sold by Amati and Orckit, each of whom manufacture DMT-based ADSL products. Amati and Orckit have each made claims in their sales literature and elsewhere suggesting that their products provide data transmission rates that are equal to or faster than that of the Company's products. However, there is no independent means by which the Company can corroborate these claims.

     In the HFC market, the Company is attempting to sell its products to system integrators such as Tellabs, Inc., Northern Telecom Ltd., Scientific-Atlanta, Inc. and General Instrument Corporation. The Company believes that these companies have developed or are developing proprietary modulation schemes using in-house technology that may be competitive with the Company's technology. Although the Company believes that its DWMT technology will offer more robust communications than these proprietary modulation schemes, the Company has not manufactured any marketable products based on its DWMT technology, and there can be no assurance that the Company will be able to do so or that a market or such products will develop.

     The markets for the Company's wavelet image compression technology are competitive, and are expected to become increasingly so in the near future. In addition, the Company's WSQ product is an implementation of an open standard and is therefore subject to competition.

     Many of the Company's competitors and potential competitors, including the RBOCs and Alcatel, have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FACTORS THAT MAY AFFECT FUTURE RESULTS.)


                              INTELLECTUAL PROPERTY

     In the field of telecommunications technology, the Company holds three patents for applying wavelet mathematics to communications systems. The Company has five pending patent applications that pertain to the application of multi-carrier technology to broadband communications. The Company also holds six patents for image compression and processing, three patents for video compression, two patents for audio compression and one patent for certain optical applications.

     Although the Company has patented certain aspects of its technology, the Company relies primarily on know-how and trade secrets to protect its intellectual property. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through security measures. Each of the Company's employees is required to sign a nondisclosure and noncompetition agreement. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which products incorporating the Company's technology may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

     While the Company's ability to compete may be affected by its ability to protect its intellectual property, the Company believes that, because of the rapid pace of technological change in the telecommunications industry, its technical expertise and ability to introduce new products on a timely basis will be more important in maintaining its competitive position than protection of its existing intellectual property and that patent, trade secret and copyright protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of the Company's personnel, new technology and products, and product enhancements. Although the Company continues to implement protective measures and intends to defend vigorously its intellectual property rights, there can be no assurance that these measures will be successful.

     Many participants in the telecommunications industry have an increasing number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. The Company has received letters from two companies, Amati and Telebit Corporation ("Telebit"), each asserting that it owns certain U.S. and foreign patents that are necessary for products that comply with the ANSI standard for ADSL, claiming that the Company's ADSL technology would infringe such patents, and offering the Company the opportunity to enter into a license agreement with respect to such patents. The Company has been informed that ADI has received similar letters. The Company has reviewed the Amati and Telebit patents and has received an opinion of its patent counsel, based upon the Company's oral description of its technology, to the effect that the Company's ADSL modem does not infringe any valid claim of any of the Amati and Telebit patents. Based upon this opinion, the Company believes that it does not require a license under the Amati or Telebit patents in order to conduct its business.

     Despite this opinion, there can be no assurance that a court to which the issue is submitted would not find that the Company's products infringe the Amati or Telebit patents, nor that Amati or Telebit will not continue to assert infringement. If the Company is found to have infringed any of such patents, the Company could be subject to substantial damages and/or an injunction preventing it from conducting its proposed business, and the Company's business could be materially and adversely affected. The Company has also received notice from Amati of the pendency of various patent applications which Amati considers to be pertinent to the design and operation of ADSL modems. Unless and until a patent actually issues, there can be no infringement, and the Company has not examined any such patent applications or received opinion of patent counsel with respect thereto. Although Amati and Telebit have offered to license their patents and their patent applications to the Company, there can be no assurance that any license would be available on acceptable terms should the Company choose to pursue such license or be found to infringe such patents. In addition, there can be no assurance that other third parties will not assert infringement claims against the Company in the future, that these assertions or those of Amati and Telebit, will not result in protracted and costly litigation, or that the Company would prevail in any such litigation or be able to license any valid patents from third parties on commercially reasonable terms. Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of effort by the Company. Litigation may also be necessary to enforce the Company's intellectual property rights. Any infringement claim or other litigation against or by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FACTORS THAT MAY AFFECT FUTURE RESULTS.)


                                    EMPLOYEES

     At December 31, 1996, the Company employed 53 people, including 35 in research and development, 6 in sales and marketing, 3 in manufacturing, and 9 in finance, information systems and administration. All of these employees were based in Massachusetts. As necessary, the Company supplements its regular employees with temporary and contract personnel. The Company believes that its future success will depend in large part on the continued service of its technical and senior management personnel and upon the Company's continuing ability to attract and retain highly qualified technical, sales and marketing, and managerial personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified personnel in the future. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

     The Company has two office facilities located in Bedford and Billerica, Massachusetts. The Bedford location consists of 11,000 square feet and serves as the Company's headquarters. The Company's sales and marketing, finance and administration, manufacturing and image compression organizations are housed at this location. The Company has occupied this space since June 1995 under a lease that expires in 1998 with an option to renew for two additional one-year periods.

     The Company subleases approximately 16,000 square feet of space in Billerica, which is located approximately 1.5 miles from the Bedford location. This building is occupied by the Company's telecommunications research and development organization. The Company has occupied this space since December 1996 under a lease that expires in 1997 with an option to renew for an additional three months.

     The Company believes that its facilities are substantially utilized, well maintained and suitable for the products and services offered by the Company, and that suitable space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its business, financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company has one class of stock outstanding, its common stock, which has a par value of $.01 per share. The Company's common stock is traded on the Nasdaq National Market under the symbol AWRE. The following table sets forth the high and the low sales prices as reported on the Nasdaq National Market from August 9, 1996, the date of the Company's initial public offering, to December 31, 1996.


1996                                  HIGH              LOW
-------------------------------------------------------------
Third Quarter                          19              10 1/2
Fourth Quarter                         17 1/2           8 1/2


     As of February 21, 1997, the Company had approximately 134 shareholders of record. This number does not include shareholders from whom shares were held in a "nominee" or "street" name. The Company has never paid cash dividends on its common stock and anticipates it will continue to reinvest earnings to finance future operations.

     The Company did not sell any equity securities that were not registered under the Securities Act during the three months ended December 31, 1996.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial data has been derived from the Company's audited consolidated financial statements. The historical financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 8.


(in 000's, except per share data)
Year Ended December 31,                       1996       1995        1994        1993        1992
--------------------------------------------------------------------------------------------------

Statements of Operations Data
-----------------------------
Revenue                                    $ 5,301     $3,260     $ 3,827     $ 3,172     $ 1,908
Income (loss) from operations                 (538)      (454)    $(1,095)     (1,028)     (3,267)
Net income (loss)                              259       (343)    $(1,012)       (992)     (3,249)
Net income (loss) per share                $  0.01     $(0.17)

Balance Sheet Data
------------------
Cash and short-term investments            $36,719     $2,154     $ 2,566     $   186     $   813
Working capital                             38,280      2,516       2,877         281       1,114
Total assets                                40,123      3,228       3,930         978       1,902
Total liabilities                              676        309         684         493         405
Total stockholders' equity                  39,446      2,920       3,246         485       1,497
--------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain line items from the Company's consolidated statements of operations as a percentage of total revenue:


 Year ended December 31,              1996             1995              1994
--------------------------------------------------------------------------------
 Revenue:
    Product                           12.3 %           12.5 %             4.7 %
    License and royalty               56.0             31.8              26.4
    Research and development          31.7             55.7              68.9
--------------------------------------------------------------------------------
      Total revenue                  100.0            100.0             100.0

 Costs and expenses:
    Cost of product revenue           15.7              7.5               3.0
    Research and development          61.0             71.6              91.3
    Sales and marketing               14.5             12.6               8.6
    General and administrative        18.9             22.3              25.8
--------------------------------------------------------------------------------
       Total costs and expenses      110.2            113.9             128.6

 Income (loss) from operations       (10.2)           (13.9)            (28.6)
 Interest income                      15.0              3.4               2.2
--------------------------------------------------------------------------------

 Net income (loss)                     4.9 %          (10.5)%           (26.5)%
================================================================================


PRODUCT REVENUE
     Product revenue consists primarily of revenue from the sale of tangible products, such as ADSL modems and video editing chipset products, which are manufactured by the Company or third party suppliers. Product revenue increased by 60% from $406,000 in 1995 to $649,000 in 1996. Product revenue as a percentage of total revenue was 12.3% and 12.5% in 1996 and 1995, respectively. A year to year comparison of product revenue is not meaningful due to differences in the composition of product revenue. Product revenue in 1996 consists primarily of revenue from the sale of the Company's ADSL Internet access modems, which were introduced in early 1996. Product revenue in 1995 consists primarily of revenue from the sale of video editing chipset products, which the Company discontinued in 1995.

     Product revenue increased by 124% from $181,000 in 1994 to $406,000 in 1995. Product revenue in 1995 and 1994 was comprised of sales of video editing chipset products. The increase in video editing chipset product revenue was primarily due to significant orders from a customer purchasing large quantities in 1995 before the Company discontinued that product line.

LICENSE AND ROYALTY REVENUE
     License and royalty revenue consists primarily of revenue from the sale of intellectual property, such as hardware and software technology licenses, compression software licenses, and royalties from the sale of chipsets by customers who have licensed the Company's technology. As such revenue has only a nominal cost of sale associated with it, the Company does not report a separate cost of license and royalty revenue line in its Statements of Operations.

     License and royalty revenue increased by 187% from $1,037,000 in 1995 to $2,971,000 in 1996. License and royalty revenue as a percentage of total revenue was 56.0% and 31.8% in 1996 and 1995, respectively. The increase in 1996 is primarily attributable to an increase in the sale of ADSL and other broadband technology licenses to telephone company equipment suppliers. Revenue from the sale of compression software licenses also contributed to the increase in license and royalty revenue in 1996. Approximately 51% of license and royalty revenue in 1996 was received from three customers.

     License and royalty revenue increased by 3% from $1,008,000 in 1994 to $1,037,000 in 1995. The increase is primarily due to increased sales of compression software licenses and royalty revenue in 1995, which was partially offset by a decline in revenue from sales of technology licenses.

RESEARCH AND DEVELOPMENT REVENUE
    Research and development revenue consists primarily of revenue from commercial contract engineering and development, and government research contracts. In 1993, the Company made a decision to reduce its government research activities and focus on the commercialization of its technology. This decision has resulted in lower research and development revenue and higher product and license and royalty revenue, which explains why research and development revenue as a percentage of total revenue has declined from 68.9% in 1994 to 55.7% in 1995 to 31.7% in 1996.

     Research and development revenue decreased by 8% from $1,817,000 in 1995 to $1,680,000 in 1996. The decrease is primarily due to lower revenue from commercial research and development contracts and slightly lower revenue from U.S. government research contracts. Research and development revenue decreased by 31% from $2,637,000 in 1994 to $1,817,000 in 1995. The decrease is primarily due to a significant decrease in U.S. government research revenue, which was partially offset by an increase in commercial contract engineering revenue.

COST OF PRODUCT REVENUE
     Cost of product revenue consists primarily of direct material, direct labor and overhead costs to produce the Company's products, and cost of goods for purchases of finished goods inventory from third party suppliers. Cost of product revenue as a percentage of product revenue was 128% in 1996 as compared to 60% in 1995. Such percentages primarily reflect the cost of modem revenue in 1996 and the cost of video editing chipset revenue in 1995. The cost of product revenue in 1996 also includes a $365,000 provision for excess and obsolete inventory related to modems. Excluding this charge, cost of product revenue as a percentage of product revenue was 72%. Accordingly, a comparison of cost of product revenue on a year to year basis is not meaningful due to differences in the composition of product revenue.

     Cost of product revenue increased by 115% from $113,000 in 1994 to $243,000 in 1995. As a percentage of product revenue, cost of product revenue decreased from 62% in 1994 to 60% in 1995. The slight improvement in cost as a percentage of product revenue is primarily due to marginally lower pricing from the third party supplier of video editing chipset products as a result of higher volumes in 1995.

RESEARCH AND DEVELOPMENT
     Research and development expense consists primarily of employee and consultant costs, supplies and allocated facilities costs related to the development of the Company's products and technology. Research and development expense increased by 39% from $2,333,000 in 1995 to $3,235,000 in 1996. The increase in research and development expense is primarily attributable to higher spending on projects to develop, enhance, and commercialize the Company's ADSL, VDSL, SDSL and HFC broadband technologies. Higher spending on these projects was partially offset by lower spending as a result of the discontinuance of research involving audio compression technology and lower facilities costs as a result of the relocation of the Company's facilities in June 1995. The Company anticipates that research and development spending will grow significantly in 1997.

     Research and development expense decreased by 33% from $3,492,000 in 1994 to $2,333,000 in 1995. The decrease is primarily due to the discontinuance, in January 1995, of research and development efforts associated with audio compression technology, lower facilities costs as a result of the relocation of the Company's facilities in June 1995, and a reduction of U.S. government research activity.

SELLING AND MARKETING
     Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, product advertising, and allocated facilities expense. Selling and marketing expense increased 87% from $412,000 in 1995 to $769,000 in 1996. The increase is primarily due to the addition of sales personnel and increased product advertising related to the Company's ADSL Internet access modem. Selling and marketing expense increased 25% from $329,000 in 1994 to $412,000 in 1995. The increase is primarily due to increases in the Company's sales force and product advertising. The Company anticipates that selling and marketing expenses will increase significantly in 1997.

GENERAL AND ADMINISTRATIVE
     General and administrative expense consists primarily of salaries for administrative officers and support personnel, allocated facilities costs, and professional services, such as legal and audit expenses. General and administrative expense increased by 38% from $726,000 in 1995 to $1,004,000 in 1996. The increase is primarily attributable to additions to the Company's management team and administrative infrastructure, and expenses associated with becoming a public company. General and administrative expense decreased by 27% from $988,000 in 1994 to $726,000 in 1995. The decrease is primarily due to management and support staff reductions in January 1995.

INTEREST INCOME
     Interest income increased 621% from $111,000 in 1995 to $798,000 in 1996 primarily as a result of higher average cash balances due to the investment of net proceeds from the Company's initial public offering. Interest income increased 34% from $83,000 in 1994 to $111,000 in 1995 primarily due to higher average cash balances in 1995 as compared to 1994.

INCOME TAXES
     The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $9,773,000 and approximately $493,000 of research and development tax credit carryforwards to offset future federal taxable income. To the extent not utilized, the net operating loss and tax credit carryforwards expire between 2003 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash, cash equivalents and short-term investments of $36.7 million, an increase of $34.5 million from the prior year. The Company has funded its operations primarily from sales of common stock, including an initial public offering in August 1996, which generated net proceeds of $35.2 million. The Company also received proceeds of $1.1 million from the issuance of common stock in connection with its stock option plans in 1996.

     Cash used by operations was $586,000 in 1996. Accounts receivable and unbilled accounts receivable increased $1.1 million from December 31, 1995. The increase in total accounts receivable reflects increased revenue in 1996, as well as the achievement of significant contract milestones and the closure of several license agreements late in the year. Inventory balances increased $408,000 from December 31, 1995, which reflects the purchase of raw materials to manufacture ADSL modems in larger quantities.

     Investment activities in 1996 included capital expenditures of $1.1 million. Capital investments included the purchase of engineering development equipment, manufacturing equipment, and engineering and administrative software. The Company purchased $5.6 million of short-term investments, which were placed in highly rated corporate debt and U.S. agency securities.

     While there can be no assurance that the Company will not require additional financing, or that such financing will be available to the Company, the Company believes that its financial resources are adequate to meet its liquidity requirements over the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS


     The statements contained in this Annual Report on Form 10-K which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events, however the Company cautions that such statements are qualified by important factors. Such factors, which are identified under the heading "Risk Factors" below, could cause actual results to differ materially from those indicated in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company believes that the occurrence of any one or some combination of the following risk factors could have a material adverse effect on the Company's business, financial condition and results of operations.

History of Operating Losses
     The Company has incurred operating losses in every fiscal year since inception. Substantial additional research and development expenses to enhance the performance and reduce the manufacturing costs of the Company's products will be required before market acceptance can be determined. Also, the Company anticipates that substantial selling and marketing expenses will be required to establish sales channels for the Company's products and technology. There can be no assurance that the Company will achieve profitable operations in any future period.

Dependence on Acceptance of ADSL Technology
     The Company's future success is substantially dependent upon whether ADSL technology gains widespread commercial acceptance by the telcos ("telcos") and end users of telco services. The Company has invested substantial resources in the development of ADSL technology implemented through the Discrete Multi-Tone ("DMT") modulation technique. Telcos have only begun evaluating DMT-based ADSL technology, and there can be no assurance that the telcos will pursue the deployment of such ADSL technology.

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

Competition
     The markets for the Company's products are intensely competitive and the Company expects competition to increase in the immediate future. Many of the Company's competitors and potential competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not adversely affect the Company's business.

Manufacturing
     The Company has limited experience in manufacturing or in supervising the manufacture of its products, including its ADSL modem. There can be no assurance that the Company will not encounter significant difficulties in manufacturing or controlling the quality of its products, or that its products will be reliable in the field.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS


     We have audited the accompanying consolidated balance sheets of Aware, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Aware, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/  Deloitte & Touche LLP


Boston, Massachusetts
January 30, 1997


AWARE, INC.
CONSOLIDATED BALANCE SHEETS


December 31,                                                                              1996              1995
-----------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash and cash equivalents                                                       $ 31,092,273    $  2,153,681
     Short-term investments                                                             5,626,725              --
     Accounts receivable (less allowance for doubtful
        accounts of $35,000 in 1996 and $5,300 in 1995)                                 1,654,980         500,828
     Unbilled accounts receivable                                                         110,722         116,261
     Inventories                                                                          447,534          39,713
     Prepaid expenses                                                                      23,426          14,471
-----------------------------------------------------------------------------------------------------------------
           Total current assets                                                        38,955,660       2,824,954
-----------------------------------------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation and
     amortization of $557,901 in 1996 and $1,480,614 in 1995                            1,166,928         403,405
-----------------------------------------------------------------------------------------------------------------
           Total assets                                                              $ 40,122,588    $  3,228,359
=================================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $    337,339    $    111,519
     Accrued expenses                                                                      60,091          65,404
     Accrued compensation                                                                 173,692          67,887
     Accrued professional                                                                  65,000          14,000
     Deferred revenue                                                                      40,000          50,000
-----------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                    676,122         308,810
-----------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
          none outstanding                                                                     --              --
     Preferred stock, $1.00 par value:
         Series B convertible preferred stock, 15,875 shares authorized; issued
             and outstanding, none in 1996 and 15,875 in 1995                                  --          15,875
         Series C convertible preferred stock, 13,525 shares authorized; issued
             and outstanding, none in 1996 and 13,525 in 1995                                  --          13,525
         Series D convertible preferred stock, 74,800 shares authorized; issued
             and outstanding, none in 1996 and 69,166 in 1995                                  --          69,166
         Series E convertible preferred stock, 45,000 shares authorized; issued
             and outstanding, none in 1996 and 29,432 in 1995                                  --          29,432
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 18,959,897 in 1996 and 1,166,960 in 1995                    189,600          11,670
      Additional paid-in capital                                                       50,025,548      13,807,945
      Accumulated deficit                                                             (10,315,720)    (10,575,102)
      Treasury stock                                                                     (452,962)       (452,962)
-----------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                39,446,466       2,919,549
-----------------------------------------------------------------------------------------------------------------
             Total liabilities and stockholders' equity                              $ 40,122,588    $  3,228,359
=================================================================================================================


The accompanying notes are an integral part of the financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



Year Ended December 31,                         1996            1995           1994
--------------------------------------------------------------------------------------

Revenue:
    Product                                 $   649,422     $  406,459    $   181,217
    License and royalty                       2,971,238      1,036,615      1,008,434
    Research and development                  1,680,449      1,816,820      2,637,199
-------------------------------------------------------------------------------------
         Total revenue                        5,301,109      3,259,894      3,826,850
-------------------------------------------------------------------------------------


Costs and expenses:
    Cost of  product revenue                    831,241        242,983        112,925
    Research and development                  3,234,799      2,333,200      3,492,249
    Selling and marketing                       769,395        411,777        329,068
    General and administrative                1,003,948        725,511        987,640
-------------------------------------------------------------------------------------
         Total costs and expenses             5,839,383      3,713,471      4,921,882
-------------------------------------------------------------------------------------

Income (loss) from operations                  (538,274)      (453,577)    (1,095,032)
Interest income                                 797,656        110,615         82,683
-------------------------------------------------------------------------------------
Net income (loss) before provision for          259,382       (342,962)    (1,012,349)
income taxes
Provision for income taxes                           --             --             --
=====================================================================================

Net income (loss)                           $   259,382     $ (342,962)   $(1,012,349)
=====================================================================================


Net income (loss) per share                 $     0.01      $    (0.17)
======================================================================

Weighted average number of
    shares used in per share calculation     18,394,395      2,045,006
======================================================================



The accompanying notes are an integral part of the financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31,                                                  1996          1995          1994
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                                $   259,382   $  (342,962) $ (1,012,349)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                      352,715       200,701       206,140
   Increase (decrease) from changes in assets and
liabilities:
   Accounts receivable                                             (1,154,152)       94,168      (326,756)
   Unbilled accounts receivable                                         5,539       187,840       (55,603)
   Inventories                                                       (407,821)      (18,044)       25,071
   Prepaid expenses                                                    (8,955)       59,071       (49,385)
   Accounts payable                                                   225,820        14,757      (115,045)
   Accrued expenses                                                   151,492      (350,150)      314,595
   Deferred revenue                                                   (10,000)      (39,720)       (8,408)
----------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                         (585,980)     (194,339)   (1,021,740)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                             (1,116,238)     (234,131)     (371,658)
   Net purchases of short-term investments                         (5,626,725)            -             -
---------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                       (6,742,963)     (234,131)     (371,658)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of
       issuance costs                                              36,267,535        16,023         9,500
   Proceeds from issuance of preferred stock, net of
       issuance costs                                                       -             -     3,764,058
   Proceeds from stockholders' loans                                        -             -       150,000
   Repayment of stockholders' loans                                         -             -      (150,000)
---------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                   36,267,535        16,023     3,773,558
---------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                   28,938,592      (412,447)    2,380,160
Cash and cash equivalents, beginning of period                      2,153,681     2,566,128       185,968
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $31,092,273    $2,153,681   $ 2,566,128
=========================================================================================================



---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                         $       820    $      877   $     4,359
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL NONCASH DISCLOSURES:
   Conversion of preferred stock to common stock                  $   127,998             -             -
   Increase in notes receivable for accrued interest                        -             -   $    25,413
   Repurchase of Series D preferred shares for
       cancellation of notes                                                -    $  457,062             -
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                         Convertible Preferred Stock                    Additional
                                              ---------------------------------------------  Common      Paid-In       Accumulated
                                              Series B    Series C   Series D     Series E    Stock      Capital         Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1993                   $ 15,875    $ 13,525    $ 73,266    $         $ 11,401   $10,022,652   $ (9,219,791)
------------------------------------------------------------------------------------------------------------------------------------
   Sale of 29,432 shares of Series E
     convertible preferred stock,
     net of issuance costs of $36,689                -           -           -      29,432         -     3,760,039              -
   Exercise of common stock options, 10,000
     shares                                          -           -           -           -       100         9,400              -
   Accrued interest on notes receivable for
     stock issuances                                 -           -           -           -         -             -              -
   Net loss                                          -           -           -           -         -             -     (1,012,349)
------------------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1994                     15,875      13,525      73,266      29,432    11,501    13,792,091    (10,232,140)
------------------------------------------------------------------------------------------------------------------------------------
   Exercise of common stock options, 16,867
     shares                                          -           -           -           -       169        15,854              -
   Repurchase of Series D preferred stock,
     4,100 shares                                    -           -      (4,100)          -         -             -              -
   Net loss                                          -           -           -           -         -             -       (342,962)
------------------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1995                     15,875      13,525      69,166      29,432    11,670    13,807,945    (10,575,102)
------------------------------------------------------------------------------------------------------------------------------------
   Issuance of common stock in initial
     public offering, net of
     issuance costs, 3,910,000 shares                -           -           -           -    39,100    35,123,900              -
   Exercise of common stock options,
     1,083,162 shares                                -           -           -           -    10,832     1,093,703              -
   Conversion of preferred stock to common
     stock, 12,799,800 shares                  (15,875)    (13,525)    (69,166)    (29,432)  127,998             -              -
   Net income                                        -           -           -           -         -             -        259,382
------------------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1996                  $       -    $      -    $      -    $      -  $189,600   $50,025,548   $(10,315,720)
------------------------------------------------------------------------------------------------------------------------------------






                                                                 Notes
                                                              Receivable                        Total
                                                                  For           Treasury     Stockholders'
                                                             Issued Stock        Stock          Equity
---------------------------------------------------------------------------------------------------------
Balance,  December 31, 1993                                   $(431,649)       $       -      $   485,279
---------------------------------------------------------------------------------------------------------
   Sale of 29,432 shares of Series E convertible
    preferred stock, net of issuance costs of $36,689                 -                -        3,789,471
   Exercise of common stock options, 10,000 shares                    -                -            9,500
   Accrued interest on notes receivable for
    stock issuances                                             (25,413)               -          (25,413)
   Net loss                                                           -                -       (1,012,349)
---------------------------------------------------------------------------------------------------------
Balance,  December 31, 1994                                    (457,062)               -        3,246,488
---------------------------------------------------------------------------------------------------------
   Exercise of common stock options, 16,867 shares                    -                -           16,023
   Repurchase of Series D preferred stock,
    4,100 shares                                                457,062         (452,962)               -
   Net loss                                                           -                -         (342,962)
---------------------------------------------------------------------------------------------------------
Balance,  December 31, 1995                                           -         (452,962)       2,919,549
---------------------------------------------------------------------------------------------------------
   Issuance of common stock in initial public
    offering, net of issuance costs,
    3,910,000 shares                                                  -                -       35,163,000
   Exercise of common stock options,
    1,083,162 shares                                                  -                -        1,104,535
   Conversion of preferred stock to common
    stock, 12,799,800 shares                                          -                -                -

   Net income                                                         -                -          259,382
---------------------------------------------------------------------------------------------------------
Balance,  December 31, 1996                                   $       -        $(452,962)     $39,446,466
=========================================================================================================




The accompanying notes are an integral part of the financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

     Aware, Inc. (the "Company") designs, develops and markets telecommunications software, chipsets and modems that incorporate Asymmetric Digital Subscriber Line (ADSL), Very High Speed Digital Subscriber Line (VDSL), Symmetric Digital Subscriber Line (SDSL), and Hybrid Fiber Coaxial (HFC) technologies. Such broadband technologies are designed to increase the speed of data communications over conventional copper telephone lines and coaxial cable. The Company's products are designed to allow telephone and cable companies to utilize their installed bases of dedicated copper lines and coaxial cable to provide both residential and business customers with interactive data transmission at speeds much higher than currently available. The Company also offers image compression software products.



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Aware, Inc. and its subsidiary. All significant intercompany transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist primarily of demand deposits, money market funds, commercial paper, and discount notes in highly liquid short-term instruments with original maturities of three months or less from the date of purchase and are stated at cost, which approximates market.

     SHORT-TERM INVESTMENTS - The Company follows Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The Company has the intent and the ability to hold to maturity all securities that mature in less than one year. Accordingly, these "held-to-maturity" securities have been recorded at amortized cost. The Company has categorized all other securities as "available-for-sale," since the Company may liquidate these investments currently. SFAS 115 requires that unrealized gains and losses on available-for-sale securities be excluded from earnings and reported in a separate component of stockholders' equity. As of December 31, 1996, the unrealized gain was immaterial.

     The amortized cost of securities, which approximates fair value, consists of the following at December 31, 1996:


  ----------------------------------------------------------------------------
                                             MATURITY

                                   LESS THAN          ONE TO
  TYPE OF SECURITY                 ONE YEAR         FIVE YEARS        TOTAL
  ----------------------------------------------------------------------------
  Corporate debt securities       $3,040,072       $1,602,023       $4,642,095
  U.S. agency securities             984,630                -          984,630
  ----------------------------------------------------------------------------
      Total                       $4,024,702       $1,602,023       $5,626,725
  ----------------------------------------------------------------------------


     ALLOWANCE FOR DOUBTFUL ACCOUNTS - Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts. Bad debt expense was approximately $20,000, $5,000, and $0 for 1996, 1995, and 1994, respectively.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     INVENTORIES - Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out ("FIFO") method.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 5 years).

     REVENUE RECOGNITION - Product revenue consists primarily of revenue from the sale of tangible products, such as modems and compression chipsets. Revenue is recognized upon shipment.

     License and royalty revenue consists primarily of revenue from the sale of intellectual property, such as hardware and software technology licenses, compression software licenses, and royalties from the sale of chipsets by customers who have licensed the Company's technology. Revenue from the sale of technology licenses for the initial transfer of hardware and software designs is recognized when a definitive agreement is reached, the transfer has been effected, and no contingent factors are present. Revenue from the sale of compression software licenses is recognized upon shipment. Royalty revenue is recognized based upon billing schedules when no right to return exists or upon sales reports from customers.

     Research and development revenue is comprised of revenue from government and commercial research and development contracts. Revenue on government contracts is generally recognized when services are performed. Certain long-term contracts are accounted for using the percentage-of-completion method, whereby revenue and profit are recognized throughout the performance period of the contract based on the ratio that incurred costs bear to established total costs to complete. Losses, if any, on contracts are provided for in the period in which the losses are first identified. Revenue on commercial contracts is generally recognized as research is performed under the terms of the respective agreements.

     Unbilled accounts receivable are stated at estimated realizable value. These amounts will be billable to customers based on the terms of contracts which include achievement of milestones or completion of the contract.

     INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This Statement requires the Company to compute deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

     CAPITALIZATION OF SOFTWARE COSTS - The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. Capitalized software costs also include amounts paid for purchased software which has reached technological feasibility. Such costs are amortized, on a product-by-product basis, on a straight-line basis over their useful economic lives (generally two to four years), or the ratio of current gross revenues to total gross current and future revenues, whichever is greater. There were no capitalized software costs at December 31, 1995 and 1996, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

     CONCENTRATION OF RISK - At December 31, 1996 and 1995, the Company had bank cash balances and money market investments, in excess of federally insured deposit limits of approximately $36,619,000 and $2,079,000, respectively.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Concentration of credit risk with respect to accounts receivable is limited to $549,000, $275,000, and $155,000 with three customers at December 31, 1996 and to $250,000 with one customer at December 31, 1995.

     STOCK-BASED COMPENSATION - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" on January 1, 1996. As permitted by SFAS No. 123, the Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company recognized no compensation expense for stock option grants.

     NET INCOME (LOSS) PER SHARE - Net income (loss) per share (pro forma for
     1995) is based on the weighted average number of common and dilutive common equivalent shares (common stock options and convertible preferred stock) outstanding. Common equivalent shares are not included in the per share calculations for the year ended December 31, 1995, because the effect of their inclusion would be antidilutive, except in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83. The Bulletin requires all common shares issued and options to purchase shares of common stock granted by the Company during the twelve-month period prior to the filing of a proposed initial public offering to be included in the calculation as if they were outstanding for all periods. Fully diluted net income (loss) per share is not presented as the dilutive effect is immaterial.

     USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date. Significant estimates include reserves for doubtful accounts, reserves for excess and obsolete inventory, useful lives of fixed assets, valuation allowance for deferred income tax assets and accrued liabilities. Actual results may differ from these estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.

     ACCOUNTING FOR LONG-LIVED ASSETS - The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in 1996. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Adoption did not have a material effect on the Company's financial position or results of operations.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to be consistent with the current year presentation.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVENTORY

     Inventory consists primarily of the following at December 31:


                                      1996                   1995
        -----------------------------------------------------------
        Raw materials               $408,643                $39,713
        Work-in-process               38,891                      -
        Finished goods                     -                      -
        -----------------------------------------------------------
               Total                $447,534                $39,713
        ===========================================================




4.   PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31:


                                                                    1996              1995
        -----------------------------------------------------------------------------------
        Computer equipment                                      $ 983,819       $ 1,556,790
        Office equipment                                           83,917            88,390
        Furniture and fixtures                                    124,677           106,499
        Purchased software                                        375,467           117,638
        Manufacturing equipment                                   118,998                --
        Leasehold improvements                                     37,951            14,702
        -----------------------------------------------------------------------------------
        Total                                                   1,724,829         1,884,019
        Less accumulated depreciation and amortization           (557,901)       (1,480,614)
        -----------------------------------------------------------------------------------
        Net                                                    $1,166,928        $  403,405
        ===================================================================================


     In 1996, the Company removed from the accounts approximately $1,275,000 of fully depreciated assets, which were no longer in service.



5.   INCOME TAXES

     Deferred income tax assets at December 31 are attributable to the following:

                                                                           1996            1995
     ------------------------------------------------------------------------------------------------
     Depreciation                                                      $     69,000      $     75,000
     Accrued expenses                                                       187,000            28,000
     Deferred revenue                                                        22,000            21,000
     Alternative minimum tax credit                                           6,000                 -
     Federal net operating loss carryforwards                             3,367,000         3,383,000
     State net operating loss carryforwards                                 518,000           587,000
     Research and development and other tax credit carryforwards            761,000           576,000
     ------------------------------------------------------------------------------------------------
     Total                                                                4,930,000         4,670,000
     Valuation allowance                                                 (4,930,000)       (4,670,000)
     ------------------------------------------------------------------------------------------------
     Net                                                               $          -      $          -
      ===============================================================================================

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A valuation allowance is provided against temporary deductible differences, net operating loss carryforwards and tax credits which are not likely to be realized. During 1996 and 1995, the net valuation allowance was changed to fully reserve gross deferred tax assets.

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                          1996          1995          1994
         -----------------------------------------------------------------------------------
         Federal statutory rate                            34 %         (34)%          (34)%
         State rate, net of federal benefit                 6            (6)            (6)
         Operating losses with no current tax benefit       -            40             40
         Tax benefit from the utilization of net
            operating loss carryforwards                  (40)            -              -
         -----------------------------------------------------------------------------------
         Effective tax rate                                 - %           - %            - %
         ===================================================================================

     At December 31, 1996, the Company had available federal net operating loss carryforwards of approximately $9,773,000 which expire in 2004 through 2010, and federal research and development credit carryforwards of approximately $493,000 which expire in 2003 through 2011. The Company also had available state net operating loss carryforwards of approximately $5,448,000 which expire in 1997 through 2000 and state research and development and investment tax credit carryforwards of approximately $268,000 which expire in 2006 through 2011.



6.   STOCKHOLDERS' EQUITY

     COMMON STOCK - In 1996, the Company increased the number of shares of authorized common stock from 18,650,000 to 30,000,000.

     In August 1996, the Company completed an initial public offering of its common stock consisting of 3,910,000 shares at $10.00 per share. Proceeds to the Company, net of issuance costs, were approximately $35,163,000 (issuance costs were approximately $3,937,000).

     In accordance with the terms of the underlying agreements, all outstanding shares of Series B, C, D, and E convertible preferred stock were automatically converted into common stock upon completion of the initial public offering.

     PREFERRED STOCK - In 1996, the Company authorized 1,000,000 shares of $1.00 par value preferred stock.

     NOTES RECEIVABLE FOR STOCK ISSUANCES - In December 1992, the Company issued 4,100 shares of Series D preferred stock to two officers of the Company in exchange for notes receivable totaling $410,000. Interest was payable quarterly at the applicable federal rate (approximately 5.3% at December 31, 1994). At December 31, 1994, unpaid interest on the notes amounted to $47,062. The notes were secured by the related Series D preferred stock. Upon the resignation of the two officers from the Company in March 1995, the Company accepted the Series D preferred stock in payment of the notes and unpaid interest thereon.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK COMPENSATION PLANS

     At December 31, 1996, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related
     Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its employee stock purchase plan. The Company has no performance-based stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and per share amounts would have been adjusted to the pro forma amounts indicated below:

           Year ended December 31,                                           1996               1995
           ---------------------------------------------------------------------------------------------
           Net income (loss)
                                                        As reported      $   259,382         $(342,962)
                                                        Pro forma        $(4,405,824)        $(580,611)

           Primary earnings (loss) per share
                                                        As reported      $      0.01         $   (0.17)
                                                        Pro forma        $    ($0.24)        $   (0.28)

           Fully diluted earnings (loss) per share
                                                        As reported      $      0.01         $   (0.17)
                                                        Pro forma        $     (0.24)        $   (0.28)


     The fair value of each option grant in the pro forma presentation is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine the pro forma compensation cost of option grants in 1996 and 1995 for both stock option plans: dividend yield of 0%; expected volatility of 97%; risk-free interest rates of 6.25%; and expected lives of four years.

     FIXED STOCK OPTION PLANS - The Company has two fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan, the Company may grant incentive stock options or nonqualified stock options to its employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan, the Company may grant incentive stock options or nonqualified stock options to its employees and directors for up to 3,000,000 shares of common stock. Under both plans, options: are granted at an exercise price as determined by the Board of Directors; have a maximum term of ten years; and generally vest on a monthly basis over three years.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of the status of the Company's two fixed stock option plans as of December 31, 1996, 1995, and 1994, and changes during the years ending on those dates is presented below:


                                       1996                           1995                           1994
                             -----------------------------  ----------------------------  -----------------------------
                                            Wgtd. Avg.                     Wgtd. Avg.                    Wgtd. Avg.
                                 Shares     Exer. Price        Shares     Exer. Price        Shares      Exer. Price
                             -----------------------------  ----------------------------  -----------------------------
Outstanding at
  beginning of year             2,757,500     $ 1.21          2,481,948      1.45          1,533,448        $ .98
Granted                         1,818,250       9.10          1,139,750      1.30          1,138,000         1.45
Exercised                       1,083,162       1.02             16,867       .95             10,000          .95
Forfeited                          96,180      14.54            847,331      1.90            179,500         1.90
                               ----------                    ----------                    ---------
Outstanding at
   end of year                  3,396,408       7.71          2,757,500      1.21          2,481,948         1.45
                               ==========                    ==========                    =========

Options exercisable at year
end                             1,343,617                     1,447,474                    1,378,633

Weighted-average fair value
of options granted during
the year                       $     6.07                    $     0.92



The following table summarizes information about stock options outstanding at December 31, 1996:

                                     Options Outstanding                                   Options Exercisable
                     ----------------------------------------------------------  -----------------------------------------
                         Number         Weighted-Avg.                                  Number
 Range of             Outstanding        Remaining             Weighted-Avg.         Exercisable            Weighted-Avg.
Exercise Prices        at 2/31/96     Contractual Life        Exercise Price         at 12/31/96           Exercise Price
---------------      ----------------------------------------------------------  -----------------------------------------
 $  0 to 1                40,400            4.85 years             $  .95              40,400                 $  .95
    1 to 2             1,620,258            8.07                     1.30             910,173                   1.30
    8 to 9             1,456,000            9.39                     8.25             388,671                   8.25
  10 to 11               279,750            9.93                   $10.25               4,373                 $10.25
-------------------------------------------------------------------------------   ----------------------------------------
                       3,396,408            8.83                   $ 7.71           1,343,617                 $ 6.37
===============================================================================   =========================================


     EMPLOYEE STOCK PURCHASE PLAN - In June 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 100,000 shares of common stock have been reserved for issuance. During 1996, no shares of common stock were issued under this plan, as the Company had not commenced implementation of the plan.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   COMMITMENTS

     LEASE COMMITMENTS - During December 1994, management of the Company decided to relocate its office and research facilities and initiated negotiations to terminate its lease. In March 1995, the Company completed negotiations to terminate the lease effective May 31, 1995. The Company's cost to terminate the lease of approximately $180,000 was included in rent expense in 1994.

     The Company entered into a three year noncancelable operating lease for its office and research facilities commencing June 1, 1995. The lease provides that the Company pay a base monthly rental of $10,500, plus, as additional rent, a proportionate annual share of the building common expenses and real estate taxes in excess of a specified amount.

     In November 1996, the Company entered into a twelve month operating lease for additional space for its research facilities commencing December 1, 1996. The lease provides that the Company pay a total monthly rental of $18,600, which includes the rental of furniture from the lessor.

     Rental expense approximated $143,000, $283,000, and $494,000 in 1996, 1995 and 1994, respectively.

     Future annual minimum lease payments under the leases are as follows:

                   Year
                   ------------------------------------
                   1997                        $330,000
                   1998                          52,000
                   ------------------------------------
                   Total                       $382,000
                   ====================================


     LITIGATION - There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its business, financial position or results of operations.



9.   TRANSACTIONS WITH RELATED PARTIES

     CONSULTING AGREEMENTS - The Company pays consulting fees for scientific research and development services provided by certain stockholders. The total charges from related parties approximated $8,000, $66,000, and $27,000 in 1996, 1995 and 1994, respectively. There were no amounts due to related parties at December 31, 1996 and 1995.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  MAJOR CUSTOMERS

     The portion of total revenue that was derived from major customers was as follows:

                                          1996         1995         1994
         --------------------------------------------------------------
         Customer A                       17%          23%           10%
         Customer B                       12%          12%           38%
         Customer C                       22%           -             -
         Customer D                       10%           -             -
         Customer E                        -           18%            -
         Customer F                        -           10%            -




11.  EMPLOYEE BENEFIT PLAN

     In 1994, the Company established a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. There were no Company contributions in 1996, 1995 and 1994.



12.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended December 31, 1996:

                                                     1996
----------------------------------------------------------------------------------
 Quarters ended                  March 31,     June 30     Sept. 30       Dec. 31
                                 -------------------------------------------------
 Revenue                         $962,003   $1,128,475   $1,505,820    $1,704,811
 Income (loss) from operations     17,651       18,300        4,250      (578,475)
 Net income (loss)                 41,151       48,668      261,683       (92,120)
----------------------------------------------------------------------------------

 Net income (loss) per share     $   0.00   $     0.00   $     0.01    $     0.00
==================================================================================


                                                      1995
----------------------------------------------------------------------------------
Quarters ended                   March 31,     June 30     Sept. 30       Dec. 31
                                 -------------------------------------------------
Revenue                         $ 950,376    $ 361,575     $963,498      $984,445
Income (loss) from operations    (115,837)    (562,514)     155,034        69,740
Net income (loss)                 (87,213)    (530,282)     179,965        94,568
----------------------------------------------------------------------------------
Net income (loss) per share     $  ( 0.04)   $   (0.26)    $   0.01      $   0.01
==================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers and compliance with Section 16(a) of the Exchange Act may be found in the sections captioned "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 21, 1997. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of February 28, 1997 are:

                   NAME           AGE       POSITION
                   ----           ---       --------
James C. Bender ..............    44        President, Chief Executive Officer, and Director
David C. Hunter ..............    41        Senior Vice President, Product Development
Richard P. Moberg ............    41        Chief Financial Officer and Treasurer
Edmund C. Reiter .............    33        Vice President, Advanced Products
Michael A. Tzannes ...........    35        Senior Vice President, Telecommunications


James C. Bender has been President, Chief Executive Officer and a director of the Company since October 1994. From April 1992 to February 1994, Mr. Bender served as President and Chief Executive Officer of Logicraft, Inc., a network service provider. From 1986 to April 1992, Mr. Bender serviced as Logicraft's President and Chief Operating Officer. Mr. Bender received an M.B.A. from the Harvard Graduate School of Business Administration and a B.S. from Lowell Technological Institute.

David C. Hunter joined the Company in May 1996 as Senior Vice President, Product Development. From 1982 to April 1996, Mr. Hunter served as Vice President, Research and Development of I.D.E. Corporation ("IDEA"), a manufacturer of data communications equipment. Mr. Hunter was a founder and director of IDEA. Mr. Hunter received an M.B.A. with high distinction from the Harvard Graduate School of Business Administration and a B.S. with distinction from Cornell University.

Richard P. Moberg joined the Company in June 1996 as Chief Financial Officer and Treasurer. From December 1990 to June 1996, Mr. Moberg held a number of positions at Lotus Development Corporation, a computer software developer, including Corporate Controller from June 1995 to June 1996, Assistant Corporate Controller from May 1993 to June 1995, and Director of Financial Services from December 1990 to May 1993. Mr. Moberg received an M.B.A. from Bentley College and a B.B.A. in accounting from the University of Massachusetts at Amherst.

Edmund C. Reiter has been the Company's Vice President, Advanced Products since August 1995. Prior to that, he served as the Company's Manager of Product Development for still image compression products from June 1994 to August 1995, as a Senior Member of the Company's Technical Staff from November 1993 to June 1994, and as a Member of the Technical Staff from December 1992 to November 1993. Dr. Reiter served as Senior Scientist at New England Research, Inc. from January 1991 to October 1992. Dr. Reiter received a B.S. from Boston College and a Ph.D. from the Massachusetts Institute of Technology.

Michael A. Tzannes has been the Company's Senior Vice President, Telecommunications since April 1996. Dr. Tzannes served as the Company's Vice President, Telecommunications from December 1992 to April 1996, as a Senior Member of the Company's Technical Staff from January 1991 to November 1992, and as a consultant to the Company from October 1990 to December 1990. From 1986 to 1990, he was a Staff Engineer at Signatron, Inc., a telecommunications technology and systems developer. Dr. Tzannes received a Ph.D. in electrical engineering from Tufts University, an M.S. from the University of Michigan at Ann Arbor, and a B.S. from the University of Patras, Greece.


ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the section captioned "Compensation of Directors and Executive Officers" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 21, 1997. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 21, 1997. Such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section captioned "Certain Transactions" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 21, 1997. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A)  (1) INDEX TO FINANCIAL STATEMENTS


The following consolidated financial statements are included in Part II, Item 8:

                                                                           Page
                                                                           ----

 Report of the Independent Accountants ................................     23
 Consolidated Balance Sheets as of December 31, 1996 ..................     24
 Consolidated Statements of Operations for each of the three                25
     years ended December 31, 1996 ....................................
 Consolidated Statements of Cash Flows for each of the                      26
     three years ended December 31, 1996 ..............................
 Consolidated Statements of Stockholders Equity for each of                 27
     the three years ended December 31, 1996 ..........................
 Notes to Consolidated Financial Statements ...........................     28


(2) INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                           Page
                                                                           ----
 Schedule II - Valuation and Qualifying Accounts ......................     42



 Schedules other than those listed above have been omitted since they are either not required or not applicable or the information is otherwise included.


(3) INDEX TO EXHIBITS

 EXHIBIT NO.  DESCRIPTION OF EXHIBIT
 ----------   ----------------------
 3.1           Amended and Restated Articles of Organization (filed as Exhibit
               3.2 to the Company's Registration Statement on Form S-1, File No.
               333-6807 and incorporated herein by reference).
 3.2           Amended and Restated By-Laws (filed as Exhibit 3.3 to the
               Company's Form 10Q for the quarter ended June 30, 1996
               and incorporated herein by reference).
 10.1          1990 Incentive and Non-Statutory Stock Option Plan (filed as
               Exhibit 10.2 to the Company's Registration Statement on Form S-1,
               File No. 333-6807 and incorporated herein by reference).
 10.2          1996 Stock Option Plan (filed as Exhibit 10.3 to the Company's
               Registration Statement on Form S-1, File No. 333-6807 and
               incorporated herein by reference).
 10.3          1996 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the
               Company's Registration Statement on Form S-1, File No. 333-6807
               and incorporated herein by reference).
 10.4          License Agreement with Analog Devices, Inc., dated
               September 25, 1993,
               together with appendices thereto (filed as Exhibit 10.5 to the
               Company's Registration Statement on Form S-1, File No. 333-6807
               and incorporated herein by reference).
 10.5          Development Contract with Analog Devices, Inc., dated
               September 25, 1993, together with amendments thereto (filed as
               Exhibit 10.6 to the Company's Registration Statement on Form S-1,
               File No. 333-6807 and incorporated herein by reference).
 10.6          Agreement with DSC Telecom L.P., dated March 6, 1996, (filed as
               Exhibit 10.7 to the Company's Registration Statement of Form S-1,
               File No. 333-6807 and incorporated herein by reference).
 10.7          Lease Agreement dated April 3, 1995, with respect to real
               property located at One Oak Park, Bedford, Massachusetts, between
               R.W. Connelly as lessor and the Company as lessee (filed as
               Exhibit 10.11 to the Company's Registration Statement on Form
               S-1. File No. 333-6807 and incorporated herein by reference).
 10.8*         Employment Agreement of James C. Bender, dated October 27, 1994, together with amendment thereto dated December 20, 1996.
 10.9          Form of Director Indemnification Agreement (filed as Exhibit
               10.13 to the Company's Registration Statement on Form S-1, File
               No. 333-6807 and incorporated herein by reference).
 10.10*        Sublease Agreement dated November 15, 1996, with respect to real property located at 39 Manning Road, Billerica, Massachusetts, between Bay Networks, Inc. as sublandlord and the Company as sublessee.
 11.1*         Computation of primary and fully diluted net income (loss) per share.
 21.1*         Subsidiaries of Registrant
 23.1*         Consent of Independent Accountants



* Filed herewith.


(B)  Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of 1996.

                                                                    SCHEDULE II

                                   AWARE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994

---------------------------------------------------------------------------------------
         COL. A              COL. B     COL. C (1)  COL. C (2)   COL. D      COL. E
---------------------------------------------------------------------------------------
                                              ADDITIONS
                                       ---------------------
                           BALANCE AT   CHARGED TO   CHARGED   DEDUCTIONS    BALANCE
                           BEGINNING     COSTS AND  TO OTHER   CHARGED TO     AT END
                           OF PERIOD     EXPENSES   ACCOUNTS    RESERVES    OF PERIOD
---------------------------------------------------------------------------------------
Accounts receivable
    allowances:
1996 ....................     $5,300     $ 19,698   $20,000      $ 9,998     $ 35,000
1995 ....................          -     $  5,300         -            -     $  5,300
1994 ....................          -            -         -            -            -



Inventory reserves:

1996 ...................           -     $365,000         -      $65,000     $300,000
1995 ...................           -            -         -            -            -
1994 ...................           -            -         -            -            -


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AWARE, INC.



                                 By:  /s/ James C. Bender
                                     --------------------
                                 James C. Bender, Chief Executive Officer &
                                 President

                                 Date: March 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March 1997.



       SIGNATURE                                  TITLE
       ---------                                  -----

/s/ James C. Bender             Chief Executive Officer, President, and Director
---------------------------     (Principal Executive Officer)
James C. Bender


/s/ Richard P. Moberg           Chief Financial Officer, Treasurer
---------------------------     (Principal Financial and Accounting Officer)
Richard P. Moberg


/s/ Charles K. Stewart          Chairman of the Board of Directors
---------------------------
Charles K. Stewart


/s/ Jerald G. Fishman           Director
---------------------------
Jerald G. Fishman


/s/ John K. Kerr                Director
---------------------------
John K. Kerr


/s/ John S. Stafford, Jr.       Director
---------------------------
John S. Stafford, Jr.