Form 10-Q
period 1997-03-31
AWARE INC /MA/
filed 1997-05-09
CIK 1015739

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

                      FOR THE QUARTER ENDED MARCH 31, 1997

                        COMMISSION FILE NUMBER 000-21129


                                   AWARE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            MASSACHUSETTS                            04-2911026
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)


                   ONE OAK PARK, BEDFORD, MASSACHUSETTS, 01730
                   -------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (617) 276-4000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES  X       NO
                                        ---         ---

Indicate the number of shares outstanding of the issuer's common stock as of May 2, 1997:

                 CLASS                              NUMBER OF SHARES OUTSTANDING
---------------------------------------             ----------------------------
Common Stock, par value $0.01 per share                   19,172,236 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                TABLE OF CONTENTS


                                                                          PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of March 31, 1997
         and December 31, 1996..........................................    3

         Consolidated Condensed Statements of Operations for the
         Three Months Ended March 31, 1997
         and March 31, 1996.............................................    4

         Consolidated Condensed Statements of Cash Flows for the
         Three Months Ended March 31, 1997
         and March 31, 1996.............................................    5

         Notes to Consolidated Condensed Financial Statements...........    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................    8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................   13

         Signatures.....................................................   13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                   AWARE, INC.

                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     (UNAUDITED)

                                                                                       MARCH 31,           DECEMBER 31,
                                                                                         1997                  1996
                                                                                     ------------          ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents .................................................     $ 23,303,215          $ 31,092,273
     Short-term investments ....................................................       12,537,928             5,626,725
     Accounts receivable (less allowance for doubtful
        accounts of $50,000 in 1997 and $35,000 in 1996) .......................        1,998,324             1,654,980
     Unbilled accounts receivable ..............................................          103,222               110,722
     Inventories ...............................................................          344,552               447,534
     Prepaid expenses ..........................................................          124,319                23,426
                                                                                     ------------          ------------
           Total current assets ................................................       38,411,560            38,955,660

Property and equipment, net of accumulated depreciation and
     amortization of $802,553 in 1997 and $557,901 in 1996 .....................        1,676,852             1,166,928
                                                                                     ------------          ------------

Total assets ...................................................................     $ 40,088,412          $ 40,122,588
                                                                                     ============          ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................     $    288,751          $    337,339
     Accrued expenses ..........................................................           89,409                60,091
     Accrued compensation ......................................................          199,704               173,692
     Accrued professional fees .................................................           33,818                65,000
     Deferred revenue ..........................................................           40,000                40,000
                                                                                     ------------          ------------
             Total current liabilities .........................................          651,682               676,122

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding ..................................................                -                     -
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 19,159,636 in 1997 and 18,959,897 in 1996 ........          191,596               189,600
      Additional paid-in capital ...............................................       50,290,118            50,025,548
      Accumulated deficit ......................................................      (10,592,022)          (10,315,720)
      Treasury stock ...........................................................         (452,962)             (452,962)
                                                                                     ------------          ------------
             Total stockholders' equity ........................................       39,436,730            39,446,466

Total liabilities and stockholders' equity .....................................     $ 40,088,412          $ 40,122,588
                                                                                     ============          ============






    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.

                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                  ----------------------------------
                                                                      1997                  1996
                                                                  ------------          ------------

Revenue:
    Product .................................................     $    103,790          $      5,125
    License and royalty .....................................        1,310,984               647,436
    Research and development ................................          386,311               309,442
                                                                  ------------          ------------
        Total revenue .......................................        1,801,085               962,003

Costs and expenses:
    Cost of  product revenue ................................          281,557                 4,120
    Research and development ................................        1,432,779               599,239
    Selling and marketing ...................................          374,415               141,691
    General and administrative ..............................          436,920               199,302
                                                                  ------------          ------------
         Total costs and expenses ...........................        2,525,671               944,352

Income (loss) from operations ...............................         (724,586)               17,651
Interest income .............................................          448,284                23,500
                                                                  ------------          ------------

Net income (loss) before provision for income taxes .........         (276,302)               41,151
Provision for income taxes ..................................                -                     -
                                                                  ------------          ------------

Net income (loss) ...........................................     $   (276,302)         $     41,151
                                                                  ============          ============


Net income (loss) per share .................................     $      (0.01)         $       0.00
                                                                  ============          ============


Weighted average common and common
 equivalent shares outstanding ..............................       19,054,759            15,108,599
                                                                  ============          ============





    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.

                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)



                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      --------------------------------
                                                                          1997                1996
                                                                      ------------        ------------

Cash flows from operating activities:
   Net income (loss) ............................................     $   (276,302)       $     41,151
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Depreciation and amortization ...............................          244,652              57,457
      Increase (decrease) from changes in assets and
        liabilities:
          Accounts receivable ...................................         (343,344)           (302,239)
          Unbilled accounts receivable ..........................            7,500              75,740
          Inventories ...........................................          102,982             (57,038)
          Prepaid expenses ......................................         (100,893)              3,212
          Accounts payable ......................................          (48,588)             (8,642)
          Accrued expenses ......................................           24,148              81,484
                                                                      ------------        ------------
Net cash used in operating activities ...........................         (389,845)           (108,875)

Cash flows from investing activities:
    Purchases of property and equipment .........................         (754,576)             (6,101)
    Net purchases of short-term investments .....................       (6,911,203)               --
                                                                      ------------        ------------
Net cash used in investing activities ...........................       (7,665,779)             (6,101)

Cash flows from financing activities:
     Proceeds from issuance of common stock .....................          266,566               8,333
                                                                      ------------        ------------

Decrease in cash and cash equivalents ...........................       (7,789,058)           (106,643)
Cash and cash equivalents, beginning of period ..................       31,092,273           2,153,681
                                                                      ------------        ------------
Cash and cash equivalents, end of period ........................     $ 23,303,215        $  2,047,038
                                                                      ============        ============







    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31,1997, and of operations and cash flows for the interim periods ended March 31, 1997 and 1996.

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited financial statements which included all information and footnotes necessary for such presentation for the years ended December 31, 1996 and December 31, 1995 in conjunction with its 1996 Annual Report on Form 10-K.

         The results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year.

B)       INVENTORY

         Inventory consists primarily of the following:

                                                     MARCH 31,      DECEMBER 31,
                                                       1997             1996
                                                     ---------      ------------
                 Raw materials...................     $339,802        $408,643
                 Work-in-process.................        4,750          38,891
                 Finished goods..................            -               -
                                                      --------        --------
                        Total....................     $344,552        $447,534
                                                      ========        ========


C)       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options and convertible preferred stock) outstanding. Common equivalent shares for the three months ended March 31, 1996 includes the effect of Securities and Exchange Commission Staff Accounting Bulletin No. 83. The Bulletin requires all common shares issued and options to purchase shares of common stock granted by the Company during the twelve-month period prior to the filing of a proposed initial public offering to be included in the calculation as if they were outstanding for all periods.

         In accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings per Share", the Company was not permitted to early adopt SFAS No. 128 for the quarter ended March 31, 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and 1996, pro forma net income (loss) per common share amounts would have been as follows:

                                                         Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                        1997             1996
                                                      -------           -----

         Basic net income (loss) per share            ($0.01)           $0.04
         Diluted net income (loss) per share          ($0.01)           $0.00

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


RESULTS OF OPERATIONS

         Product Revenue. Product revenue consists primarily of revenue from the sale of Asymmetric Digital Subscriber Line ("ADSL") modems, which are manufactured by the Company. Product revenue increased from $5,125 in the first quarter of 1996 to $103,790 in the current year quarter. Product revenue as a percentage of total revenue was 5.8% in the first quarter of 1997 as compared to 0.5% in the corresponding quarter of 1996. The dollar increase, as well as the increase as a percentage of total revenue, is primarily due to two reasons. In the first quarter of 1996, the Company commenced shipment of ADSL modems. During that period, modem shipments were limited by the Company's ability to manufacture them. Secondly, in the first quarter of 1997, the Company released an enhanced rate adaptive version of its ADSL modem.

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

License and royalty revenue increased by 102.5% from $647,436 in the first quarter of 1996 to $1,310,984 in the current year quarter. License and royalty revenue as a percentage of total revenue was 72.8% in the first quarter of 1997 as compared to 67.3% in the corresponding quarter of 1996. The dollar increase, as well as the increase as a percentage of total revenue, is primarily due to a significant ADSL license sale to U.S. Robotics Access Corp ("USR") and an increase in the sale of compression software licenses in the first quarter of 1997.

During the first quarter of 1997, the Company entered into a license agreement with USR. Under the terms of the agreement, the Company agreed to license its discrete multi-tone ("DMT") ADSL technology to USR on a non-exclusive basis. The Company will receive license payments upon the achievement of certain deliverables and milestones, as well as on-going royalty payments upon shipment of USR products that incorporate the Company's DMT technology.

         Research and Development Revenue. Research and development revenue consists primarily of revenue from commercial contract engineering and development, and government research contracts. Research and development revenue increased by 24.8% from $309,442 in the first quarter of 1996 to $386,311 in the current year quarter. Research and development revenue as a percentage of total revenue was 21.4% in the first quarter of 1997 as compared to 32.2% in the corresponding quarter of 1996. The dollar increase is primarily due to an increase in non-recurring engineering revenue from commercial telecommunication customers.

         Cost of Product Revenue. Cost of product revenue consists primarily of direct material, direct labor and overhead costs to produce the Company's products, as well as provisions for excess and obsolete inventory. Cost of product revenue as a percentage of product revenue was 271.3% in the first quarter of 1997 as compared to 80.4% in the corresponding quarter of 1996. The cost of product revenue as a percentage of product revenue in the first quarter of 1997 primarily reflects: (i) high fixed manufacturing costs relative to modem shipments, and (ii) a $125,000 provision for excess and obsolete inventory. Cost of product revenue in the first quarter of 1996 was nominal due to limited modem shipments.

         Research and Development Expense. Research and development expense consists primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to the development and enhancement of the Company's products and technology. Research and development expense increased by 139.1% from $599,239 in the first quarter of 1996 to $1,432,779 in the current year quarter. The increase in research and development expense is primarily driven by projects to commercialize and add hardware and software functionality to the Company's core broadband technologies. The Company anticipates that research and development spending will grow significantly in 1997.

         Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and allocated facilities expense. Selling and marketing expense increased 164.2% from $141,691 in the first quarter of 1996 to $374,415 in the current year quarter. The increase is primarily due to: (i) the addition of marketing staff to establish channels of distribution for the Company's products and technology, and (ii) increased levels of advertising and promotion to create awareness for the Company's products. The Company anticipates that selling and marketing spending will grow significantly in 1997.

         General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, allocated facilities costs, public company expenses and professional services, such as legal and audit expenses. General and administrative expense increased by 119.2% from $199,302 in the first quarter of 1996 to $436,920 in the current year quarter. The increase is primarily due to: (i) additions to the Company's finance, information systems and administrative organizations to support organizational growth, and (ii) investor relations and public company expenses.

         Interest Income. Interest income increased from $23,500 in the first quarter of 1996 to $448,284 in the current year quarter, primarily as a result of higher cash balances due to the investment of net proceeds from the Company's initial public offering.

         Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. As of December 31, 1996, the Company had available federal net operating loss carryforwards of approximately $9,773,000 which expire in 2004 through 2010, and federal research and development credit carryforwards of approximately $493,000 which expire in 2003 through 2011. As of December 31, 1996, the Company also had available state net operating loss carryforwards of approximately $5,448,000 which expire in 1997 through 2000 and state research and development and investment tax credit carryforwards of approximately $268,000 which expire in 2006 and 2011.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash, cash equivalents and short-term investments of $35,841,143, a decrease of $877,855 from December 31, 1996. This decrease is primarily due to $389,845 of cash used in operations and $754,576 of cash invested in property and equipment. This use of cash was partially offset by $266,566 of proceeds from the issuance of common stock under the Company's stock option plans.

Cash used in operations primarily results from an increase in accounts receivable. The increase in accounts receivable reflects: (i) the execution of a large licensing agreement late in the quarter, (ii) the achievement of several contract milestones late in the quarter, and (iii) the receipt of several large fourth quarter receivables in early April 1997. The increase in property and equipment was primarily related to purchases of computers, software and other equipment used in research and development activities.

While there can be no assurance that the Company will not require additional financing, or that such financing will be available to the Company, the Company believes that its financial resources are adequate to meet its liquidity requirements over the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

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

Proprietary Technology; Risk of Third Party Claims of Infringement

         The Company's ability to compete effectively will depend to a significant extent on its ability to protect its proprietary information and to operate without infringing the intellectual property rights of others. Despite the precautions the Company has taken to protect its intellectual property, there can be no assurance that such steps will be adequate to prevent the misappropriation of its technology. In addition, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that other third parties will not assert such claims against the Company in the future.

Rapid Technological Change; Dependence on New Products

         The markets for the Company's products are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions, and evolving telco offerings. The Company's business will be materially adversely affected if technologies or standards on which Company's products are based become obsolete, or if the Company is unable to develop and introduce new products in a timely manner in response to changing market conditions. In such an environment, product cycles tend to be short, and therefore, the Company may need to write-off excess and obsolete inventory from time-to-time. In the fourth quarter of 1996 and the first quarter of 1997, the Company had inventory write-offs of $350,000 and $125,000, respectively.

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


* filed herewith





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AWARE, INC.


         Date: May 9, 1997            By: /s/ James C. Bender
                                          -------------------------------------
                                          James C. Bender, Chief Executive
                                          Officer and President


         Date: May 9, 1997            By: /s/ Richard P. Moberg
                                          -------------------------------------
                                          Richard P. Moberg, Vice President and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)