Form 10-Q
period 1997-06-30
AWARE INC /MA/
filed 1997-08-08
CIK 1015739

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

                       FOR THE QUARTER ENDED JUNE 30, 1997

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


                              YES       X       NO
                                      ----            ----

Indicate the number of shares outstanding of the issuer's common stock as of July 31, 1997:

                CLASS                               NUMBER OF SHARES OUTSTANDING
                -----                               ----------------------------
Common Stock, par value $0.01 per share                  19,432,298 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997


                                TABLE OF CONTENTS


                                                                                           PAGE
                                                                                           ----
PART I   FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of June 30, 1997
                  and December 31, 1996.............................................         3

                  Consolidated Condensed Statements of Operations for the
                  Three and Six Months Ended June 30, 1997
                  and June 30, 1996.................................................         4

                  Consolidated Condensed Statements of Cash Flows for the
                  Six Months Ended June 30, 1997
                  and June 30, 1996.................................................         5

                  Notes to Consolidated Condensed Financial Statements..............         6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................         8

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings.................................................        14

Item 4.           Submission of Matters to a Vote of Security Holders...............        15

Item 6.           Exhibits and Reports on Form 8-K..................................        16

                  Signatures........................................................        16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                   AWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    1997                1996
                                                                                ------------         ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents .........................................        $ 30,574,916         $ 31,092,273
     Short-term investments ............................................           5,661,843            5,626,725
     Accounts receivable (less allowance for doubtful
        accounts of $50,000 in 1997 and $35,000 in 1996) ...............           1,804,594            1,654,980
     Unbilled accounts receivable ......................................              35,850              110,722
     Inventories .......................................................             246,508              447,534
     Prepaid expenses ..................................................             346,000               23,426
                                                                                ------------         ------------
           Total current assets ........................................          38,669,711           38,955,660

Property and equipment, net of accumulated depreciation and
     amortization of $906,438 in 1997 and $557,901 in 1996 .............           2,000,589            1,166,928
                                                                                ------------         ------------

Total assets ...........................................................        $ 40,670,300         $ 40,122,588
                                                                                ============         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................        $    497,332         $    337,339
     Accrued expenses ..................................................              78,776               60,091
     Accrued compensation ..............................................             126,363              173,692
     Accrued professional fees .........................................              40,692               65,000
     Deferred revenue ..................................................              40,000               40,000
                                                                                ------------         ------------
             Total current liabilities .................................             783,163              676,122

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding ..........................................                  --                   --
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 19,413,898 in 1997 and 18,959,897 in 1996              194,139              189,600
      Additional paid-in capital .......................................          51,013,380           50,025,548
      Accumulated deficit ..............................................         (10,867,420)         (10,315,720)
      Treasury stock ...................................................            (452,962)            (452,962)
                                                                                ------------         ------------
             Total stockholders' equity ................................          39,887,137           39,446,466

Total liabilities and stockholders' equity .............................        $ 40,670,300         $ 40,122,588
                                                                                ============         ============


    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                             ---------------------------------       ---------------------------------
                                                    1997             1996                  1997              1996
                                             ----------------- ---------------       -----------------  --------------

Revenue:
    Product ..........................        $    147,303         $   144,894        $    251,093         $   150,019
    License and royalty ..............             844,134             792,169           2,155,118           1,439,605
    Research and development .........             878,980             191,412           1,265,291             500,854
                                              ------------         -----------        ------------         -----------
        Total revenue ................           1,870,417           1,128,475           3,671,502           2,090,478

Costs and expenses:
    Cost of  product revenue .........             210,501              94,460             492,058              98,580
    Research and development .........           1,433,433             582,845           2,866,212           1,182,084
    Selling and marketing ............             492,575             188,857             866,990             330,548
    General and administrative .......             482,051             244,013             918,971             443,315
                                              ------------         -----------        ------------         -----------
         Total costs and expenses ....           2,618,560           1,110,175           5,144,231           2,054,527

Income (loss) from operations ........            (748,143)             18,300          (1,472,729)             35,951
Interest income ......................             472,745              30,368             921,029              53,868
                                              ------------         -----------        ------------         -----------

Net income (loss) before provision for
  income taxes .......................            (275,398)             48,668            (551,700)             89,819
Provision for income taxes ...........                  --                  --                  --                  --
                                              ------------         -----------        ------------         -----------

Net income (loss) ....................        $   (275,398)        $    48,668        $   (551,700)        $    89,819
                                              ============         ===========        ============         ===========


Net income (loss) per share ..........        $      (0.01)        $      0.00        $      (0.03)        $      0.01
                                              ============         ===========        ============         ===========


Weighted average common and common
 equivalent shares outstanding .......          19,284,218          16,590,304          19,170,086          16,194,736
                                              ============         ===========        ============         ===========





    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                  ------------------------------------
                                                                       1997                 1996
                                                                  ----------------     ---------------

Cash flows from operating activities:
   Net income (loss) ....................................          $   (551,700)          $    89,819
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization .......................               348,537               114,514
    Increase (decrease) from changes in assets and
     liabilities:
     Accounts receivable ................................              (149,614)             (332,970)
     Unbilled accounts receivable .......................                74,872                 6,613
     Inventories ........................................               201,026              (464,406)
     Prepaid expenses ...................................              (316,247)              (17,627)
     Deferred offering costs ............................                    --              (371,240)
     Accounts payable ...................................               159,993               665,696
     Accrued expenses ...................................               (52,952)                1,071
                                                                   ------------           -----------
Net cash used in operating activities ...................              (286,085)             (308,530)

Cash flows from investing activities:
   Purchases of property and equipment ..................            (1,188,525)             (183,484)
   Net purchases of short-term investments ..............               (35,118)                   --
                                                                   ------------           -----------
Net cash used in investing activities ...................            (1,223,643)             (183,484)

Cash flows from financing activities:
   Proceeds from issuance of common stock ...............               992,371             1,032,445
                                                                   ------------           -----------

Decrease in cash and cash equivalents ...................              (517,357)              540,431
Cash and cash equivalents, beginning of period ..........            31,092,273             2,153,681
                                                                   ------------           -----------
Cash and cash equivalents, end of period ................          $ 30,574,916           $ 2,694,112
                                                                   ============           ===========



SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest ...............................                    --           $       628

SUPPLEMENTAL NONCASH DISCLOSURES:
   Conversion of preferred stock to common stock ........                    --           $    80,144



The accompanying notes are an integral part of the financial statements.

                                   AWARE,INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




A)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 1997, and of operations and cash flows for the interim periods ended June 30, 1997 and 1996.

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

     The results of operations for the interim period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year.

B)   INVENTORY

     Inventory consists primarily of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                         1997           1996
                                                       --------       --------

         Raw materials...............................  $213,508       $408,643
         Work-in-process.............................    33,000         38,891
         Finished goods..............................        --             --
                                                       --------       --------
                Total................................  $246,508       $447,534
                                                       ========       ========

C)   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options and convertible preferred stock) outstanding. Common equivalent shares for the three months and six months ended June 30, 1996 includes the effect of Securities and Exchange Commission Staff Accounting Bulletin No. 83. The Bulletin requires all common shares issued and options to purchase shares of common stock granted by the Company during the twelve-month period prior to the filing of a proposed initial public offering to be included in the calculation as if they were outstanding for all periods.

     In accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings per Share", the Company was not permitted to early adopt SFAS No. 128 for the quarter ended June 30, 1997. Had SFAS No. 128 been effective for the three and six month periods ended June 30, 1997 and 1996, pro forma net income (loss) per common share amounts would have been as follows:

                                                 Three Months Ended
                                                       June 30,
                                             -------------------------------
                                                  1997              1996
                                             --------------    -------------

     Basic net income (loss) per share            $(0.01)         $0.01
     Diluted net income (loss) per share          $(0.01)         $0.00


                                                   Six Months Ended
                                                       June 30,
                                             -------------------------------
                                                  1997              1996
                                             --------------    -------------

     Basic net income (loss) per share            $(0.03)         $0.02
     Diluted net income (loss) per share          $(0.03)         $0.01


D)   SUBSEQUENT EVENT

     On July 15, 1997, the Company completed the purchase of a 72,000 square foot office building in Bedford, Massachusetts. The Company paid $6.7 million cash for the property. The Company intends to house its headquarters and principal operations at this location.

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


RESULTS OF OPERATIONS

     Product Revenue. Product revenue consists primarily of revenue from the sale of Asymmetric Digital Subscriber Line ("ADSL") modems. Product revenue increased by 2% from $144,894 in the second quarter of 1996 to $147,303 in the current year quarter. Product revenue as a percentage of total revenue was 8% in the second quarter of 1997 as compared to 13% in the corresponding quarter of 1996. Product revenue was essentially unchanged in the current year period, because the market for ADSL equipment remains in its early stages. Further, the Company believes that volume deployment of ADSL technology and equipment will not commence before the second half of 1998.

     For the six months ended June 30, product revenue increased by 67% from $150,019 in 1996 to $251,093 in 1997. Product revenue as a percentage of total revenue was 7% for the first six months of 1997 as compared to 7% in the corresponding period in 1996. The increase in dollar revenue is primarily due to a nominal amount of revenue from the sale of ADSL modems in the first quarter of 1996, when the Company began shipping modems.

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

License and royalty revenue increased by 7% from $792,169 in the second quarter of 1996 to $844,134 in the current year quarter. License and royalty revenue as a percentage of total revenue was 45% in the second quarter of 1997 as compared to 70% in the corresponding quarter of 1996. The dollar increase is primarily due to a significant compression software license sale, which was partially offset by lower telecommunications license revenue.

For the six months ended June 30, license and royalty revenue increased 50% from $1,439,605 in 1996 to $2,155,118 in 1997. License and royalty revenue as a percentage of total revenue was 59% for the first six months of 1997 as compared to 69% in the corresponding period of 1996. The dollar increase is primarily due to a significant ADSL license sale to U.S. Robotics Access Corp ("USR") in the first quarter of 1997, as well as a significant compression software license sale in the second quarter of 1997.

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

     Research and Development Revenue. Research and development revenue consists primarily of revenue from commercial contract engineering and development, and government research contracts. Research and development revenue increased by 359% from $191,412 in the second quarter of 1996 to $878,980 in the current year quarter. Research and development revenue as a percentage of total revenue was 47% in the second quarter of 1997 as compared to 17% in the corresponding quarter of 1996. For the six months ended June 30, research and development revenue increased by 153% from $500,854 in 1996 to $1,265,291 in 1997. Research and development revenue as a percentage of total revenue was 34% for the first six months of 1997 as compared to 24% in the corresponding period of 1996. The dollar increase as well as the increase as a percentage of total revenue, in the three and six month periods, is primarily due to an increase in non-recurring engineering revenue. Such revenue is primarily related to agreements with commercial telecommunication customers who have engaged the Company to assist them with the integration of the Company's technology into their products.

     Cost of Product Revenue. Cost of product revenue consists primarily of direct material, direct labor and overhead costs to produce the Company's products, as well as provisions for excess and obsolete inventory. Cost of product revenue as a percentage of product revenue was 143% in the second quarter of 1997 as compared to 65% in the prior year quarter. The cost of product revenue as a percentage of product revenue in the second quarter of 1997 primarily reflects: (i) high fixed manufacturing costs relative to modem shipments, and (ii) a $50,000 provision for excess and obsolete inventory.

Cost of product revenue as a percentage of product revenue was 196% for the first six months of 1997 as compared to 66% in the corresponding 1996 period. The cost of product revenue as a percentage of product revenue in the second quarter of 1997 primarily reflects: (i) high fixed manufacturing costs relative to modem shipments, and (ii) a $175,000 provision for excess and obsolete inventory.

     Research and Development Expense. Research and development expense consists primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to the development and enhancement of the Company's products and technology. Research and development expense increased by 146% from $582,845 in the second quarter of 1996 to $1,433,433 in the current year quarter. For the six month period ended June 30, research and development expense increased 142% from $1,182,084 in 1996 to $2,866,212 in 1996. For the three and six month periods, the increase in research and development expense is primarily driven by projects to commercialize and add hardware and software functionality to the Company's core broadband technology. The Company anticipates that research and development spending will continue to grow significantly in 1997.

     Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and allocated facilities expense. Selling and marketing expense increased 161% from $188,857 in the second quarter of 1996 to $492,575 in the current year quarter. For the six month period ended June 30, sales and marketing expense increased 162% from $330,548 in 1996 to $866,990 in 1997. For the three and six month periods, the increase is primarily due to: (i) the addition of sales staff to establish channels of distribution for the Company's products and technology, and (ii) increased levels of advertising and promotion to create awareness for the Company's products, including participation in major industry tradeshows. The Company anticipates that selling and marketing spending will continue to grow significantly in 1997.

     General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, allocated facilities costs, public company expenses and professional services, such as legal and audit expenses. General and administrative expense increased by 98% from $244,013 in the second quarter of 1996 to $482,051 in the current year quarter. For the six month period ended June 30, general and administrative expense increased 107% from $443,315 in 1996 to $918,971 in 1997. For the three and six month periods, the increase is primarily due to: (i) additions to the Company's finance, information systems and administrative organizations to support organizational growth, and (ii) investor relations and public company expenses.

     Interest Income. Interest income increased from $30,368 in the second quarter of 1996 to $472,745 in the current year quarter. For the six months ended June 30, interest income increased from $53,868 in 1996 to $921,029 in 1997. The increase in both periods is primarily a result of higher cash balances due to the investment of net proceeds from the Company's initial public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash, cash equivalents and short-term investments of $36,236,759, a decrease of $482,239 from December 31, 1996. This decrease is primarily due to cash used in operations, and purchases of property and equipment, which were partially offset by proceeds from the issuance of common stock under the Company's stock option plans.

Cash used in operations was primarily attributable to a $250,000 deposit paid under the terms of a pending purchase and sale agreement for a commercial office building. Purchases of property and equipment were primarily related to the acquisition of computers, software and other equipment used in research and development activities.

While there can be no assurance that the Company will not require additional financing, or that such financing will be available to the Company, the Company believes that its financial resources are adequate to meet its liquidity requirements over the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The implementation of SFAS No. 130 and 131 are not expected to have a material effect on the Company's financial statements.

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

Dependence on Acceptance of ADSL Technology

     The Company's future success is substantially dependent upon whether ADSL technology gains widespread commercial acceptance by the telephone companies ("telcos") and end users of telco services. The Company has invested substantial resources in the development of ADSL technology implemented through the Discrete Multi-Tone ("DMT") modulation technique. Telcos have only begun evaluating DMT-based ADSL technology, and there can be no assurance that the telcos will pursue the deployment of such ADSL technology. The Company believes that volume deployment of ADSL technology and equipment will not commence before the second half of 1998.

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

Rapid Technological Change; Dependence on New Products

     The markets for the Company's products are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions, and evolving telco offerings. The Company's business will be materially adversely affected if technologies or standards on which Company's products are based become obsolete, or if the Company is unable to develop and introduce new products in a timely manner in response to changing market conditions. In such an environment, product cycles tend to be short, and therefore, the Company may need to write-off excess and obsolete inventory from time-to-time. In the fourth quarter of 1996 and the first half of 1997, the Company recorded provisions for excess and obsolete inventory of $350,000 and $175,000, respectively.

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

Dependence on Hiring and Retaining Personnel

     The Company believes that its future success will depend significantly on its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. During the first six months of 1997, the Company experienced difficulty in hiring the additional engineers it contemplated in its business plans. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel required to grow and operate profitably.

                           PART II. OTHER INFORMATION

                                     ITEM 1:
                                LEGAL PROCEEDINGS


     There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect in its business, financial position or results of operations.

                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) On May 21, 1997, the Company held its Annual Meeting of Stockholders (the "Annual Meeting").

     Matters voted on and the results of those votes are set forth below:

(1) The votes cast to elect two Class I directors (terms expiring in 2000) were:

                                                                   Withheld
Name                                  For                          Authority
----------------------------------------------------------------------------

James C. Bender                   13,615,743                        15,055
Jerald G. Fishman                 13,615,743                        15,055


In addition to the two Class I directors named above, the following directors terms of office as directors of the Company continued after the Annual Meeting:
John K. Kerr (Class II director; term expiring in 1998); John S. Stafford, Jr. (Class III director; term expiring in 1999); and Charles K. Stewart (Class III director; term expiring in 1999).

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


                                        AWARE, INC.


     Date: August 7, 1997               By:    /s/ James C. Bender
                                               -------------------
                                               James C. Bender, Chief Executive
                                               Officer and President


     Date: August 7, 1997               By:    /s/ Richard P. Moberg
                                               ---------------------
                                               Richard P. Moberg, Vice President
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)