Form 10-Q
period 1997-09-30
AWARE INC /MA/
filed 1997-11-12
CIK 1015739

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                        COMMISSION FILE NUMBER 000-21129


                                   AWARE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         MASSACHUSETTS                                   04-2911026
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


              40 MIDDLESEX TURNPIKE, BEDFORD, MASSACHUSETTS, 01730
              ----------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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


                          YES  X         NO
                              ---           ---

Indicate the number of shares outstanding of the issuer's common stock as of November 4, 1997:

                 CLASS                              NUMBER OF SHARES OUTSTANDING
---------------------------------------             ----------------------------
Common Stock, par value $0.01 per share                   19,443,511 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
         September 30, 1997 and December 31, 1996..........................    3

         Consolidated Condensed Statements of Operations for the
         Three and Nine Months Ended September 30, 1997
         and September 30, 1996............................................    4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 1997
         and September 30, 1996............................................    5

         Notes to Consolidated Condensed Financial Statements..............    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   14

Item 2.  Changes in Securities and Use of Proceeds.........................   14

Item 6.  Exhibits and Reports on Form 8-K..................................   15

         Signatures........................................................   15


                          PART I. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                   AWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                       1997                 1996
                                                                                   -------------        ------------

                                    ASSETS
Current assets:
  Cash and cash equivalents................................................        $ 25,376,442         $ 31,092,273
  Short-term investments...................................................           2,569,409            5,626,725
  Accounts receivable (less allowance for doubtful
     accounts of $50,000 in 1997 and $35,000 in 1996)......................           1,037,503            1,654,980
  Unbilled accounts receivable.............................................              31,870              110,722
  Inventories..............................................................             206,217              447,534
  Prepaid expenses.........................................................             296,084               23,426
                                                                                   ------------         ------------
        Total current assets                                                         29,517,525           38,955,660

Property and equipment, net of accumulated depreciation and
  amortization of $1,131,605 in 1997 and $557,901 in 1996..................           9,184,652            1,166,928
                                                                                   ------------         ------------

Total assets...............................................................        $ 38,702,177         $ 40,122,588
                                                                                   ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................         $    460,251         $    337,339
  Accrued expenses ........................................................              97,018               60,091
  Accrued compensation ....................................................             275,503              173,692
  Accrued professional fees................................................              48,829               65,000
  Deferred revenue.........................................................              40,000               40,000
                                                                                   ------------         ------------
          Total current liabilities........................................             921,601              676,122

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized,
         none outstanding.................................................                   --                   --
  Common stock, $.01 par value; 30,000,000 shares authorized; issued
         and outstanding, 19,442,792 in 1997 and 18,959,897 in 1996......               194,428              189,600
  Additional paid-in capital..............................................           51,052,476           50,025,548
  Accumulated deficit....................................................          $(13,013,366)         (10,315,720)
  Treasury stock..........................................................             (452,962)            (452,962)
                                                                                   ------------         ------------
         Total stockholders' equity......................................            37,780,576           39,446,466

Total liabilities and stockholders' equity.................................        $ 38,702,177         $ 40,122,588
                                                                                   ============         ============












    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                ---------------------------           --------------------------
                                                  1997            1996                  1997           1996
                                                -----------     -----------           -----------    -----------

Revenue:
    Product................................     $   323,430     $   379,926           $   574,523    $   529,945
    License and royalty....................         146,344         782,047             2,301,462      2,221,652
    Research and development...............         252,726         343,847             1,518,017        844,701
                                                -----------     -----------           -----------    -----------
        Total revenue                               722,500       1,505,820             4,394,002      3,596,298

Costs and expenses:
    Cost of  product revenue...............         387,375         266,125               879,433        364,705
    Research and development...............       1,815,765         808,826             4,681,977      1,990,910
    Selling and marketing..................         605,016         178,568             1,472,006        509,117
    General and administrative.............         484,043         248,051             1,403,014        691,366
                                                -----------     -----------           -----------    -----------
        Total costs and expenses                  3,292,199       1,501,570             8,436,430      3,556,098

Income (loss) from operations..............      (2,569,699)          4,250            (4,042,428)        40,200
Interest income............................         423,753         257,433             1,344,782        311,301
                                                -----------     -----------           -----------    -----------

Income (loss) before provision for
  income taxes.............................      (2,145,946)        261,683            (2,697,646)       351,501
Provision for income taxes.................              --              --                    --             --
                                                -----------     -----------           -----------    -----------

Net income (loss)..........................     $(2,145,946)    $   261,683           $(2,697,646)   $   351,501
                                                ===========     ===========           ===========    ===========


Net income (loss) per share................     $     (0.11)    $      0.01           $     (0.14)         $0.02
                                                ===========     ===========           ===========    ===========


Weighted average common and common
 equivalent shares outstanding.............      19,430,032      19,071,834            19,257,651     17,544,989
                                                ===========     ===========           ===========    ===========











    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     -------------------------------
                                                                         1997                1996
                                                                     -----------         -----------

Cash flows from operating activities:
   Net income (loss)..........................................       $(2,697,646)        $   351,501
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization.............................           573,704             194,720
    Increase (decrease) from changes in assets and
liabilities:
     Accounts receivable......................................           617,477            (524,951)
     Unbilled accounts receivable.............................            78,852             (77,012)
     Inventories..............................................           241,317            (845,703)
     Prepaid expenses.........................................          (272,658)            (66,895)
     Accounts payable.........................................           122,912             462,898
     Accrued expenses.........................................           122,567             189,835
                                                                     -----------         -----------
Net cash used in operating activities.........................        (1,213,475)           (315,607)

Cash flows from investing activities:
   Purchases of property and equipment........................        (8,591,428)           (510,415)
   Net purchases of short-term investments....................         3,057,316          (6,042,896)
                                                                     -----------         -----------
Net cash used in investing activities                                 (5,534,112)         (6,553,311)

Cash flows from financing activities:
   Proceeds from issuance of common stock.....................         1,031,756          36,198,644
                                                                     -----------         -----------

Decrease in cash and cash equivalents.........................        (5,715,831)         29,329,726
Cash and cash equivalents, beginning of period................        31,092,273           2,153,681
                                                                     -----------         -----------
Cash and cash equivalents, end of period......................       $25,376,442         $31,483,407
                                                                     ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest.....................................                --         $       820

SUPPLEMENTAL NONCASH DISCLOSURES:
   Conversion of preferred stock to common stock..............                --         $   127,998







    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 1997, and of operations and cash flows for the interim periods ended September 30, 1997 and 1996.

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

         The results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year.

B)       INVENTORY

         Inventory consists primarily of the following:

                                                         SEPTEMBER 30,           DECEMBER 31,
                                                              1997                   1996
                                                         -------------           ------------
         Raw materials...............................       $136,217               $408,643
         Work-in-process.............................         70,000                 38,891
         Finished goods..............................             --                     --
                                                            --------               --------
                Total................................       $206,217               $447,534
                                                            ========               ========

C)       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options and convertible preferred stock) outstanding. Common equivalent shares for the three months and nine months ended September 30, 1996 include the effect of Securities and Exchange Commission Staff Accounting Bulletin No. 83. The Bulletin requires all common shares issued and options to purchase shares of common stock granted by the Company during the twelve-month period prior to the filing of a proposed initial public offering to be included in the calculation as if they were outstanding for all periods.

         In accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings per Share", the Company was not permitted to early adopt SFAS No. 128 for the quarter ended September 30, 1997. Had SFAS No. 128 been effective for the three and nine month periods ended September 30, 1997 and 1996, pro forma net income (loss) per common share amounts would have been as follows:

                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                          1997        1996
                                                        --------     -----

         Basic net income (loss) per share               ($0.11)     $0.02
         Diluted net income (loss) per share             ($0.11)     $0.01


                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                           1997       1996
                                                         -------     -----

         Basic net income (loss) per share               ($0.14)     $0.04
         Diluted net income (loss) per share             ($0.14)     $0.02


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


RESULTS OF OPERATIONS

         Product Revenue. Product revenue consists primarily of revenue from the sale of Asymmetric Digital Subscriber Line ("ADSL") modems, transceiver modules, and development systems. Product revenue decreased by 15% from $379,926 in the third quarter of 1996 to $323,430 in the current year quarter. Product revenue as a percentage of total revenue was 45% in the third quarter of 1997 as compared to 25% in the corresponding quarter of 1996. The revenue decline in the current quarter was due to lower modem shipments, which were partially offset by new revenue from the sale of modules and development systems. The relatively low level of product revenue is primarily due to a market for ADSL equipment that remains in its early stages. The Company believes that volume deployment of ADSL technology and equipment will not commence before the second half of 1998. Further, the Company anticipates that product revenue will represent a greater proportion of total revenue in future periods, if volume deployment of ADSL technology occurs.

         For the nine months ended September 30, product revenue increased by 8% from $529,945 in 1996 to $574,523 in 1997. Product revenue as a percentage of total revenue was 13% for the first nine months of 1997 as compared to 15% in the corresponding period in 1996. The increase in dollar revenue in 1997 is primarily due to the timing of ADSL product shipments. The Company began nominal shipments of ADSL products in the first quarter of 1996, therefore the year-to-date periods in 1997 and 1996 reflect essentially three and two quarters of product shipments, respectively.

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

License and royalty revenue decreased by 81% from $782,047 in the third quarter of 1996 to $146,344 in the current year quarter. License and royalty revenue as a percentage of total revenue was 20% in the third quarter of 1997 as compared to 52% in the corresponding quarter of 1996. The dollar decrease as well as the decrease as a percentage of total revenue is primarily due to telecommunications license and chipset royalty revenue that declined from $600,000 in the third quarter of 1996 to $0 in the current year quarter. The Company anticipates that license and royalty revenue will decline as a percentage of total revenue if volume deployment of ADSL technology occurs and the Company is able to increase product revenue.

For the nine months ended September 30, license and royalty revenue increased 4% from $2,221,652 in 1996 to $2,301,462 in 1997. License and royalty revenue as a percentage of total revenue was 52% for the first nine months of 1997 as compared to 62% in the corresponding period of 1996. The dollar increase is primarily due to an increase in compression software license sales, which was partially offset by lower telecommunication license and chipset royalty revenue.

         Research and Development Revenue. Research and development revenue consists primarily of revenue from commercial contract engineering and development, and government research contracts. Research and development revenue decreased by 27% from $343,847 in the third quarter of 1996 to $252,726 in the current year quarter. Research and development revenue as a percentage of total revenue was 35% in the third quarter of 1997 as compared to 23% in the corresponding quarter of 1996. The dollar decrease is primarily due to a decrease in commercial contract engineering revenue this quarter, which was partially offset by an increase in U.S. government research contract revenue.

For the nine months ended September 30, research and development revenue increased by 80% from $844,701 in 1996 to $1,518,017 in 1997. Research and development revenue as a percentage of total revenue was 35% for the first nine months of 1997 as compared to 24% in the corresponding period of 1996. The dollar increase as well as the increase as a percentage of total revenue is primarily due to an increase in non-recurring engineering revenue and an increase in U.S. government research contract revenue. The non-recurring engineering revenue is primarily related to agreements with commercial telecommunication customers who have engaged the Company to assist them with the integration of the Company's technology into their products.

         Cost of Product Revenue. Cost of product revenue consists primarily of direct material, direct labor and overhead costs to produce the Company's products, and cost of goods for purchases of finished goods inventory from a third party supplier, as well as provisions for excess and obsolete inventory. Cost of product revenue as a percentage of product revenue was 120% in the third quarter of 1997 as compared to 70% in the prior year quarter. The cost of product revenue as a percentage of product revenue in the third quarter of 1997 primarily reflects: (i) high material and labor unit costs due to relatively low production volumes, (ii) high fixed manufacturing costs relative to product shipments, and (iii) a $50,000 provision for excess and obsolete inventory. In the third quarter of 1997, the Company entered into an agreement with a contract manufacturer, that will supply finished goods to the Company. The Company anticipates that this arrangement will reduce per unit cost of sales, particularly as product volumes increase.

Cost of product revenue as a percentage of product revenue was 153% for the first nine months of 1997 as compared to 69% in the corresponding 1996 period. The cost of product revenue as a percentage of product revenue for the first nine months of 1997 primarily reflects: (i) high material and labor unit costs due to relatively low production volumes, (ii) high fixed manufacturing costs relative to product shipments, and (iii) a $225,000 provision for excess and obsolete inventory.

         Research and Development Expense. Research and development expense consists primarily of salaries for engineers, expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to the development and enhancement of the Company's products and technology. Research and development expense increased by 124% from $808,826 in the third quarter of 1996 to $1,815,765 in the current year quarter. For the nine month period ended September 30, research and development expense increased 135% from $1,990,910 in 1996 to $4,681,977 in 1996. For the three and nine month periods, the increase in research and development expense is primarily driven by projects to commercialize the Company's core technology and to add hardware and software functionality to the Company's ADSL products. The Company anticipates that research and development spending will continue to grow in future periods.

         Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Selling and marketing expense increased 239% from $178,568 in the third quarter of 1996 to $605,016 in the current year quarter. For the nine month period ended September 30, sales and marketing expense increased 189% from $509,117 in 1996 to $1,472,006 in 1997. For the three and nine month periods, the increase is primarily due to: (i) the addition of sales staff to establish channels of distribution for the Company's products and technology, (ii) the addition of marketing staff, and (iii) increased levels of advertising and promotion to create awareness for the Company's products, including participation in major industry tradeshows. The Company anticipates that selling and marketing spending will continue to grow in future periods.

         General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, public company expenses, and professional services, such as legal and audit expenses. General and administrative expense increased by 95% from $248,051 in the third quarter of 1996 to $484,043 in the current year quarter. For the nine month period ended September 30, general and administrative expense increased 103% from $691,366 in 1996 to $1,403,014 in 1997. For the three and nine month periods, the increase is primarily due to: (i) additions to the Company's finance, information systems and administrative organizations to support organizational growth, and (ii) investor relations and public company expenses.

         Interest Income. Interest income increased from $257,433 in the third quarter of 1996 to $423,753 in the current year quarter. For the nine months ended September 30, interest income increased from $311,301 in 1996 to $1,344,782 in 1997. The increase in both periods is primarily a result of higher cash balances due to the investment of net proceeds from the Company's initial public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash, cash equivalents and short-term investments of $27,945,851, a decrease of $8,773,147 from December 31, 1996. The decrease is primarily due to purchases of property and equipment. Cash used in operations was essentially offset by proceeds from the issuance of common stock under the Company's stock option plans.

Cash invested in property and equipment of $8,591,428 were primarily related to:
(i) the purchase and renovation of a 72,000 square foot commercial office building for $6,944,264, and (ii) the acquisition of computers, software and other equipment used in research and development activities.

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

Rapid Technological Change; Dependence on New Products

         The markets for the Company's products are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions, and evolving telco offerings. The Company's business will be materially adversely affected if technologies or standards on which Company's products are based become obsolete, or if the Company is unable to develop and introduce new products in a timely manner in response to changing market conditions. In such an environment, product cycles tend to be short, and therefore, the Company may need to write-off excess and obsolete inventory from time-to-time. In the fourth quarter of 1996 and the first nine months of 1997, the Company recorded provisions for excess and obsolete inventory of $350,000 and $225,000, respectively.

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

Manufacturing

         The Company has limited experience in manufacturing or in supervising the manufacture of its products, including its ADSL modems, modules, and development systems. There can be no assurance that the Company will not encounter significant difficulties in manufacturing or controlling the quality of its products, or that its products will be reliable in the field.

Dependence on Hiring and Retaining Personnel

         The Company believes that its future success will depend significantly on its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. During the first nine months of 1997, the Company experienced difficulty in hiring the additional engineers it contemplated in its business plans. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel required to grow and operate profitably.

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


                                     ITEM 2:
                    CHANGES IN SECURITIES AND USE OF PROCEEDS


(d) Use of Proceeds

         The Company sold 3,910,000 shares of the Company's Common Stock, par value $.01 per share, on August 14, 1996 and September 9, 1996, pursuant to a Registration Statement on Form S-1 ( File No. 333-06807), which was declared effective by the Securities and Exchange Commission on August 8, 1996 (the "Effective Date"). The managing underwriters of the offering were BancAmerica Robertson Stephens and Furman Selz LLC. The aggregate gross proceeds of the offering were $39,100,000. The Company's total expenses in connection with the offering were $3,937,000, of which $2,737,000 was for underwriting discounts and commissions and $1,200,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, "Affiliates"). The Company's net proceeds from the offering were $35,163,000. From the Effective Date through September 30, 1997, the Company used (i) approximately $9,491,000 of such net proceeds to purchase and renovate a commercial office building, which the Company now uses as its headquarters, and to acquire computers, software and other equipment and (ii) approximately $1,491,000 of such net proceeds for working capital. None of these payments were made to Affiliates. As of September 30, 1997 the Company had approximately $24,181,000 of proceeds remaining from the offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in short-term, interest-bearing, investment-grade securities, including money market instruments.

                           PART II. OTHER INFORMATION
                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS

       Exhibit 10.1* - Agreement of Purchase and Sale by and between Aware, Inc.
                       and The Mitre Corporation dated as of June 6, 1997
       Exhibit 11.1* - Computation of Net Income (Loss) per Share


(B)  REPORTS ON 8-K

       None.


--------------------

*filed herewith







                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AWARE, INC.


         Date: November 14, 1997       By: /s/ James C. Bender
                                           -------------------
                                           James C. Bender, Chief Executive
                                           Officer and President


         Date: November 14, 1997       By: /s/ Richard P. Moberg
                                           ---------------------
                                           Richard P. Moberg, Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)