Form 10-K
period 1997-12-31
AWARE INC /MA/
filed 1998-03-30
CIK 1015739

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER 000-21129

                                   AWARE, INC.
                                   -----------
             (Exact Name of Registrant as Specified in Its Charter)


       MASSACHUSETTS                                           04-2911026
       -------------                                           ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


              40 MIDDLESEX TURNPIKE, BEDFORD, MASSACHUSETTS, 01730
              ----------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (781) 276-4000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998, based on the closing price of the Common Stock on February 27, 1998 as reported on the Nasdaq National Market, was approximately $169,226,281.

The number of shares outstanding of the registrant's common stock as of February 27, 1998 was 19,774,682.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the registrant's Annual Meeting of Shareholders to be held on May 27, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                   AWARE, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business.........................................................   3
Item 2.   Properties.......................................................  16
Item 3.   Legal Proceedings................................................  16
Item 4.   Submission of Matters to a Vote of Security Holders..............  16

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................   17
Item 6.   Selected Financial Data..........................................  18
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  19
Item 8.   Financial Statements and Supplementary Data......................  27
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..............................  41

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...............  42
Item 11.  Executive Compensation...........................................  43
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management...................................................  43
Item 13.  Certain Relationships and Related Transactions...................  43

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and
          Reports on Form 8-K..............................................  44

Signatures.................................................................  47

                                     PART I


ITEM 1.  BUSINESS


                                     GENERAL

   Aware, Inc. (the "Company" or "Aware") was incorporated in Massachusetts in 1986. During its first seven years, the Company was engaged primarily in research, specializing in wavelet mathematics, image and video compression, and channel modulation and coding. The Company holds nineteen patents in areas related to wavelet mathematics, data compression and similar technologies. The Company's revenue during this period consisted largely of research grants from agencies of the U.S. government and certain commercial companies. In 1993, the Company began to shift its business from contract research toward development of: (i) Digital Subscriber Line ("xDSL") technologies, and (ii) image compression products. Two principal lines of business emerged as a result of the decision to commercialize the Company's core technology: telecommunications and image compression.

   The Company's telecommunications business is dedicated to developing technology and products that increase the speed of data communications over conventional copper telephone networks. The Company believes that its technology and products will enable telephone companies ("telcos") to utilize their installed bases of copper telephone lines to provide both residential and business customers with interactive data transmission at speeds much higher than currently available. The Company's core telecommunications technology includes algorithms, software, hardware designs, and chipsets that implement Asymmetric Digital Subscriber Line ("ADSL"), splitterless lite Digital Subscriber Line ("DSL Lite"), Very High Speed Digital Subscriber Line ("VDSL"), and Symmetric Digital Subscriber Line ("SDSL") technologies.

   The Company has co-developed an ADSL chipset with Analog Devices, Inc. ("ADI"), a leading supplier of integrated circuits. ADI has a non-exclusive technology and software license to manufacture and sell such chipsets for which the Company receives royalty payments. In 1997, the Company entered into an agreement with Lucent Technologies, Inc. ("Lucent") to develop DSL Lite software that will operate on Lucent digital signal processors ("DSPs"). Lucent has a non-exclusive technology and software license to manufacture and sell such chips for which the Company will receive royalty payments. The Company's telecommunications business is also engaged in the design and development of access routers, modems, transceiver modules, and other communications products that incorporate the Company's technologies.

    The Company's image compression products include WSQ by Aware, AccuPress for Radiology, AccuPress for Remote Sensing, AccuPress for Multimedia, and SeisPact. In addition, the Company's image compression organization continues to perform some contract research for the U.S. government.

    The Company's executive offices are located at 40 Middlesex Turnpike, Bedford, Massachusetts, 01730, and its telephone number is (781) 276-4000.

                              PRODUCTS AND MARKETS

TELECOMMUNICATIONS

TELECOMMUNICATIONS MARKET

    With the rise of the Internet and World Wide Web, network service providers are experiencing a fundamental shift in the type of communications traffic transmitted over their networks. The existing network infrastructure of twisted-pair copper wiring, which was originally designed to provide analog voice service ("Plain Old Telephone Service" or "POTS" ), and fiber coaxial cable, which was designed to provide broadcast cable television service, are increasingly required to carry large amounts of data produced by computers. Service providers are faced with the challenge of providing high-speed data communications at reasonable costs, while preserving their investment in copper wire and coaxial cable networks.

    Copper wire telephone networks are estimated to include over 170 million lines in the United States and over 700 million lines worldwide, according to industry sources. These networks represent a massive undepreciated capital investment. Cable television service is currently available to approximately ninety percent of the homes in the U.S. and approximately sixty-five percent of the homes in the U.S. subscribe to the service.

    To date, the telcos' copper wire and cable companies' infrastructures have not proven adequate for the increasing volume of traffic generated by computers remotely connected to each other and the Internet. Digital information requires more bandwidth than traditional analog voice communications if it is to be transmitted at a speed that is satisfactory to the computer user. Currently, the fastest transmission rate readily available to typical home or remote office computer users over existing copper wire is achieved through the use of a 56 kilobits per second ("Kbps") modem, although many users still employ modems that are slower than this. For the over 80 million and growing Internet users, these transmission rates are one of the chief frustrations of using the World Wide Web, which is the fastest growing and most data intensive segment of the Internet.

    Service providers, recognizing the need for higher speed data communications, are increasingly seeking to upgrade their networks. The telcos are replacing copper wire with fiber optic cable, which permits high speed data transmissions, particularly through the backbone of the network that links their central offices to one another. However, installing fiber optic cable all the way into customers' homes or businesses is prohibitively expensive and would take decades. Similarly, cable companies have deployed hybrid fiber coaxial ("HFC") networks, and are providing two-way data transmissions over these networks using cable modems.

    Telcos are seeking cost-effective technologies to accommodate high speed data transmission over copper wires. Some of these technologies are described below:

              ISDN. In the early 1980s, telcos introduced Integrated Service Digital Network ("ISDN") technology, which provides digital transmission over copper wire typically at basic rates up to 144 Kbps. Although this technology is several times faster than a voiceband modem, the market penetration of existing ISDN technology is limited because its equipment and installation costs are relatively high, and it does not allow simultaneous POTS and data transmission on those wires.

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

              HDSL. In 1992, telcos introduced High bit-rate Digital Subscriber Line ("HDSL") technology, which reduces the cost of installing T-1 service. HDSL increases the distance of T-1 transmission over copper wires to approximately 12,000 feet, which reduces the need for repeaters. As a result, some telcos are deploying HDSL technology in their local access networks. However, HDSL requires two sets of twisted-pair copper wires and does not allow simultaneous POTS and data transmission on those wires.

              ADSL. For several years telcos have been evaluating the deployment of ADSL technology, which uses digital signal processing technology to expand the useable bandwidth of copper telephone wire. ADSL was initially created in the late 1980s by Bellcore, the research entity jointly created and funded by the Regional Bell Operating Companies ("RBOCs"). ADSL technology allows non-repeated transmissions of data at a distance of up to 18,000 feet over telcos' existing copper networks at a rate of up to 8 Mbps downstream to the customer and at a rate of up to 768 Kbps upstream from the customer, with the speed of transmission decreasing as distance increases. ADSL allows simultaneous POTS and high speed digital data transmission on a single set of twisted-pair copper wires. To accomplish this, ADSL uses a filtering device, called a POTS splitter, to isolate the POTS and ADSL signals from one another.

              DSL Lite. In 1997, the Company helped pioneer a new xDSL technology alternatively referred to as DSL Lite, G.lite, splitterless DMT, and Universal ADSL ("UADSL"). Similar to ADSL, DSL Lite enables voice and high-speed data communications to coexist on a single copper telephone wire. DSL Lite has the added advantage that it eliminates, in most cases, the need for a POTS splitter to separate voice and data signals on the customer premise side of the connection. The omission of a POTS splitter vastly reduces the installation cost of DSL Lite service over that of ADSL service by eliminating the need to send a technician for service installation. DSL Lite technology allows downstream data transmissions speeds of up to 1.5 Mbps without any disruption to the customer's telephone service. Also in 1997, a consortium of leading companies from the personal computer, networking and telecommunications industries formed a group known as the Universal ADSL Working Group ("UAWG") to write a specification for UADSL. Upon completion of the specification, the UAWG intends to submit the document to the International Telecommunications Union ("ITU") for consideration as the worldwide G.lite standard.


    In addition to these telco technologies, cable company suppliers are working to improve HFC technology, which would permit two-way broadband digital communications over typical cable networks. HFC technology uses digital signal processing to allow efficient sharing of upstream bandwidth so that a cable line can be used for two-way transmissions. According to industry sources, approximately 100,000 lines of cable modems had been installed as of December 31, 1997. New HFC networks are also being installed by telcos so that they can offer television service as well as telephone and data dial-tone services.

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

    During 1997, telcos continued laboratory, technical, and marketing trial evaluations of ADSL. While the Company believes the telcos' trial experience has provided them with evidence that ADSL technology is capable of delivering high-speed data transmissions rates, the telcos have been slow to initiate commercial deployment. The Company believes that the telcos have moved cautiously due to two primary reasons: (i) they have not had commercially deployable central office equipment available to them and (ii) they have been concerned about their ability to meet the demand for customer premises equipment installation requests should ADSL become widely available. The Company believes that DSL Lite will act as a catalyst to increase the speed at which the telcos adopt xDSL technologies, including DSL Lite and ADSL. Since DSL Lite largely solves the customer premises installation issue, the telcos and telecommunications equipment suppliers appear to have increased their commitment to deployment as evidenced by the formation of the UAWG. While the timing of wide-scale xDSL deployment is difficult to predict, recent events suggest the industry is increasing the pace at which it is moving toward that objective.



TELECOMMUNICATIONS PRODUCTS

    The Company designs and develops products utilizing its proprietary software to implement xDSL that it believes have advantages over its competitors' xDSL products. The xDSL products developed by Aware incorporate proprietary software and algorithms based on digital signal processing technology as well as application specific integrated circuits (ASICs). In contrast to the approach taken by some competing developers of xDSL technology, Aware's approach is to maintain a high level of functionality in the software component of the product as opposed to the ASIC. The Company believes that this approach allows it to engineer improvements in its technology quickly and efficiently, rather than having to design and produce a new ASIC each time an improvement is made. The Company's xDSL technology enables data communications protocols, such as Frame Relay, TCP/IP, and ATM, to operate at higher transmission rates over copper wire. The Company has chosen to use the multi-carrier Discrete Multi-Tone ("DMT") modulation for ADSL, rather than the single-carrier Carrierless Amplitude Phase ("CAP") modulation technique. The Company believes that xDSL/DMT technology has greater potential for deployment than CAP, because (i) DMT is more flexible, (ii) the standardization process for DMT is more advanced, (iii) DMT has been endorsed by the UAWG and the ITU for DSL Lite, and (iv) there are multiple vendors who supply DMT as opposed to CAP which is offered by one vendor. (See Item 1. Business - TECHNOLOGY)

    Existing Telecommunications Products

    Chipsets. The Company and ADI developed a second generation ADSL chipset, which began shipping in June 1997. The chipset uses a combination of ASICs, digital signal processors, and proprietary software to provide all of the ADSL transceiver functions necessary in a modem chipset. The ADSL chipset meets the performance objectives of the DMT multi-carrier modulation chosen by the American National Standards Institute ("ANSI") as the standard for ADSL.

    In 1993 ADI and the Company entered into an agreement, under which ADI produces and markets chipsets incorporating the Company's DMT-based ADSL technology, and for which the Company receives royalties and development funding. Effective March 1998, ADI and the Company modified this agreement from an exclusive to a non-exclusive business relationship. Even though the Company may enter into additional semiconductor partnerships, the Company's ability to achieve its business objectives will still depend on ADI's ability and desire to deliver chipsets to the market place. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FACTORS THAT MAY AFFECT FUTURE RESULTS.)

    Software and Hardware Interfaces. The Company develops software and hardware interfaces for its ADSL chipset which can be used to connect the chipset with PCs, network and central office equipment, and other telephony and data communications devices. The interfaces are custom developed by the Company for OEMs, who seek to incorporate the Company's ADSL technology into their systems.

    Access Routers. The Company has developed and markets an ADSL access router, called the x200 Access Router. The x200 contains the ADI/Aware ADSL chipset along with software and hardware interfaces and designs developed by the Company, and routing capability for Frame Relay, TCP/IP, and ATM data communications protocols. In a typical configuration, the Company's ADSL access router is designed to receive data at speeds over 9 Mbps and send data at speeds of up to 768 Kbps, is fully rate adaptive in 32 Kbps increments and is capable of transmitting data over distances of more than 18,000 feet over standard copper wire while maintaining POTS service through the use of a POTS splitter.

    Board-Level Products. The Company has developed and markets an ADSL transceiver module, called the AW-910. The AW-910 is a 3" by 5" transceiver card, which contains the ADI/Aware ADSL chipset and software and hardware interfaces. The AW-910, which is primarily sold to OEMs for inclusion in their ADSL product offerings, also transmits and receives data at rates over 9 Mbps downstream and 768 Kbps upstream.

    Test and development systems. The Company has developed and markets an ADSL test and development system, called the ADS-910. The ADS-910, which is designed to help OEMs test their ADSL systems, allows a wide range of tests, including ADSL line testing and bit rate testing. The development system houses two transceiver modules; one central office (CO) module and one remote terminal (RT) module, and provides power, data, and ADSL line signals to the modules.


PRODUCTS UNDER DEVELOPMENT

     The Company has publicly announced the following product development projects:

     Chipsets. The Company and ADI are currently developing their next generation full rate ADSL chipset. This release includes improvements to the two ASICs in the chipset as well as upgrades to the signal processing software for the DSP in the chipset.

     The Company has announced that it is working with Lucent to develop DSL Lite software that will operate on Lucent DSPs along with analog front end chips. The resulting chipset will be targeted at personal computer OEM customers. The Company is also working with ADI to develop DSL Lite software that will operate on various ADI chip platforms. The resulting chipset will be primarily targeted at central office OEM customers.

     The Company has begun in-house design and development of a chip that implements the Company's proprietary DWMT technology. The resulting chip is intended to have applications in the SDSL marketplace. The chip will be fabricated by a third party semiconductor manufacturer.

     Access routers and transceivers. The Company has announced that it intends to begin shipping x200 Lite Access Routers that contain DSL Lite functionality and AW-910 DSL Lite transceiver modules in the first half of 1998. These products, which will incorporate the second generation ADI/Aware ADSL chipset operating in DSL Lite mode, will be rate adaptive and support speeds up to 1.5 Mbps downstream and 512 Kbps upstream and will achieve high-speed data transfer over local loops of up to 22,000 feet.


IMAGE COMPRESSION

     In 1993, the Company began an effort to produce commercially marketable wavelet image compression software products. The Company currently offers five software-based compression products and has an agreement with ADI to produce and market a wavelet video compression ASIC, for which the Company receives royalties. The Company's compression products include the following: WSQ by Aware (which compresses digital fingerprint data for use by law enforcement agencies, such as the FBI); AccuPress for Radiology (which is used to compress digital radiographs and other types of medical imagery); AccuPress for Multimedia (which is a general purpose compression product); AccuPress for Remote Sensing (which is designed for compression of satellite-based remote sensing imagery); and SeisPact (which companies in the oil and gas industry can use to store and transmit large amounts of seismic data).



                                   TECHNOLOGY

    The Company's core technology is based on its research into wavelet mathematics, digital communications, and data compression. From that core technology, four principal technologies have emerged, including: (i) DMT-based ADSL technology, (ii) splitterless DMT DSL Lite technology, (iii) DWMT technology, and (iv) image compression technology.

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

    The Company believes that DMT technology is better able than CAP technology to address the inherent problems of the telcos' copper wire networks. Because of its multiple small frequency bands, DMT is able to adjust and adapt the information signal to both extract more throughput from a wire and to avoid sending information into frequency ranges that are not useable. Since CAP treats the entire frequency range as a single element, it does not have the ability to balance as easily the use of the frequency spectrum to match efficiently the performance of a given wire.


    Splitterless DMT DSL Lite Technology

    In 1997, the Company helped to pioneer a new form of xDSL technology, known as splitterless DMT DSL Lite technology. DSL Lite allows for downstream data transmissions over telephone networks in the 1.0 to 1.5 Mbps range, and upstream data transmissions of up to 512 Kbps in a "splitterless" environment. Splitterless means that modems employing this technology do not require special equipment, known as POTS splitters, to separate the telephone service from the data service. The omission of a POTS splitter vastly reduces the installation cost of DSL Lite service over that of ADSL service by removing the need to send a technician for service installation. Further, this technology will enable end users to install DSL Lite modems in the same way as today's voiceband modems. For these reasons, the Company believes that DSL Lite technology may act as a catalyst to increase the speed at which service providers deploy xDSL technologies.

    DMT operating in a splitterless DSL Lite mode has been endorsed by both the UAWG and the ITU for two primary reasons: (i) DMT DSL Lite can be made to interoperate with full-rate DMT-based ADSL, the ANSI standard for ADSL modulation, and (ii) DMT DSL Lite equipment and software provide a clear migration path to full rate standards-based ADSL central office and customer premises equipment.

    The UAWG intends to submit a specification for splitterless DMT DSL Lite to the ITU in 1998. While predicting the timing or outcome of standard body actions is difficult, the ITU has preliminarily indicated that it will attempt to adopt a standard for this technology by the end of 1998.


    DWMT Technology

    The Company has invented a proprietary technology based on wavelet mathematics called DWMT. The Company believes that, as a result of its research and development of DWMT technology, it is a leader in commercialization of wavelets for telecommunications.

    Multi-carrier systems divide a frequency range into the desired number of subchannels by using a time-domain to frequency-domain transform, which is a mathematical process. Because of fundamental limits associated with such transforms, the process of creating isolated subchannels is imperfect. These imperfections inhibit modems from achieving theoretical performance limits. The subchannelization method used in creating DMT modems utilizes a Fourier transform. This technique has been used in the telecommunications industry since the 1960s, but has become more practical for high speed, high volume use as digital signal processors have improved. The wavelet transform yields significantly better subchannelization than the Fourier transform. Because this technique more closely approximates ideal subchannelization, the performance of a wavelet-based DWMT system can produce performance superior to a non-wavelet DMT system operating in a noisy environment.

    The Company intends to apply DWMT technology to new products using SDSL, VDSL, and HFC applications. The Company is seeking to incorporate DWMT techniques into industry standards body recommendations. The following is a brief description of possible applications using SDSL, VDSL, and HFC:

    SDSL. Symmetric Digital Subscriber Line technology is similar to ADSL, but allows two-way data transmission at the same rates. The Company is developing an SDSL application using its DWMT technology. SDSL is not an officially defined standard, but can provide data transmission rates from 1 Mbps to 10 Mbps simultaneously in both directions on single twisted-pair copper wire over distances of 5,000 to 18,000 feet. The Company expects that this SDSL application can be used for LAN interconnecting and enhanced telephony applications.

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

    HFC. By using the frequency band from 5 to 40 MHz for upstream transmission and the frequency band from 450 to 750 MHz for downstream transmission, it is possible to provide two-way services, such as telephony and data communications, on existing HFC networks. Each of these frequency bands is typically divided into smaller bands, 1 to 2 MHz wide. The Company's HFC technology is based upon DWMT and can provide up to 8 Mbps transmission over a 2 MHz band. HFC telephony and cable modem technology enables cable companies to re-use their existing network to provide two-way data transmission services.


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

                            RESEARCH AND DEVELOPMENT

    The Company believes that its future success depends on its ability to adapt to the rapidly changing telecommunications environment and to meet its customers' needs. The timely development and introduction of new products is essential to maintain the Company's competitive position. The Company's product development activities are focused on delivering technology and products to its OEM customers that will enable them to offer end-to-end systems that will allow their service provider customers to make maximum use of the capabilities of their existing copper wire networks. Key development objectives include enhancements to the Company's ADSL and DSL Lite technologies as well as on products incorporating DWMT technology for SDSL and VDSL applications. In 1996 and 1997, the Company spent approximately $1,100,000 on the development of its HFC technology. In the third quarter of 1997, the Company suspended development of its HFC technology due to a lack of customer demand for such technology at that time. The Company may recommence HFC development activities if and when there is sufficient customer demand.

    Most of the Company's products are developed internally. As of December 31, 1997, the Company had a research and development staff of 47 employees, including ten employees holding doctorate degrees related to digital signal processing and digital communications theory. The Company supplemented its staff of 47 engineering employees with 8 additional contract engineers at December 31, 1997. Subject to its ability to effectively source, hire and retain engineers, the Company anticipates that its research and development organization will grow significantly in the future as the Company attempts to strengthen its technology and product position in the telecommunications marketplace.

    During the years ended December 31, 1997, 1996 and 1995, research and development costs charged to operations were $6,874,137, $3,234,799, and $2,333,200, respectively. Such costs are net of software development costs capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. There were no SFAS 86 costs capitalized in 1997, 1996 or 1995.

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



                               SALES AND MARKETING

    To date, the Company's principal telecommunications sales and marketing strategy has been to propagate its technology and products with OEM equipment suppliers. These OEM customers manufacture and sell telephone network equipment, cable plant equipment, data communications equipment, and end user customer premises equipment. The Company's objective is to incorporate its technology and products into solutions offered by its OEM customers. The Company has three types of OEM customers with whom it has business relationships: (i) licensees of intellectual property, such as U.S. Robotics/3Com, (ii) semiconductor manufacturing partners, such as ADI and Lucent, and (iii) customers who purchase the Company's existing telecommunications products, such as Advanced Fibre Communications, DSC Communications, Ericsson, Siemens, ADC, Phillips, ECI, Sumitomo, and PulseCom.

    Due to the complexity of the Company's telecommunications technology, the Company's sales people must have a high degree of technical sophistication in order to market its products effectively. The Company believes that technology selections involving the Company's products are frequently made at senior levels within a prospective customer's organization. Consequently, the Company relies significantly on presentations by senior management to key employees of OEMs.

    As of December 31, 1997, the Company had ten people in its telecommunications sales and marketing organization. Although the Company's primary sales and marketing objective is to sell to OEM's, during 1997 the Company began selling its ADSL products to resellers, Internet service providers and competitive local access providers. As xDSL technologies are more broadly adopted, the Company expects to hire additional sales and marketing employees to support the efforts of senior management with its OEM customers and to create awareness for the Company's products and technology with its OEMs' service provider customers.

    The Company sells its software-based compression products primarily through OEMs and systems integrators. As of December 31, 1997, there were three people in the Company's compression software sales organization.

    The Company has in the past and expects in the future to derive a substantial portion of its revenues from a limited number of customers. There are relatively few OEM equipment suppliers to whom the Company can sell its technology and products. Consequently, the Company's future success will depend to a large extent upon: (i) the timing and size of future purchase orders for the Company's products from these customers, (ii) the financial and operating success of these customers, and (iii) the success of products offered by these customers that use the Company's technology and products. Any attempt by such customers to seek out additional or alternative suppliers or to undertake the internal development and sale of technology and products comparable to those of the Company could have a material adverse effect on the Company's business, financial condition and results of operations. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FACTORS THAT MAY AFFECT FUTURE RESULTS.)

    The Company derived approximately 16%, 13%, and 12% of its total revenue in 1997 from U.S. Robotics/3Com, the United States government and ADI, respectively. The Company derived approximately 22%, 17%, 12%, and 10% of its total revenue in 1996 from DSC Communications Corporation, ADI, the United States government, and Teltrend, Inc., respectively. The Company derived approximately 23%, 18%, 12%, and 10% of its total revenue in 1995 from ADI, General Instrument Corporation, the United States government, and GSS/Array Technology, respectively. Predominately all revenue in 1997, 1996, and 1995 was sold to unaffiliated customers in North America.



                                  MANUFACTURING

    The Company's manufacturing capacity is relatively limited and as such it relies on a third party contractor manufacturer to assemble and test substantially all of its xDSL products. The Company's third party manufacturer is located in Canada, and obtains component parts directly from the Company, and from suppliers chosen by the Company or itself. Other than the ADSL chipset, which is available through ADI, the Company believes that other components for its products are available from a number of suppliers. Further, the Company believes that other qualified third party contract manufacturers exist to assemble and test the Company's products in the event its relationship with its current contract manufacturer is not successful. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FACTORS THAT MAY AFFECT FUTURE RESULTS.)

                                   COMPETITION

    The markets for the Company's products are intensely competitive and the Company expects competition to increase in the immediate future, especially in the emerging ADSL and DSL Lite market. The Company intends to compete on the basis of technology, price, the timing of product delivery, product features, quality, reliability, and customer satisfaction. The Company currently competes, or expects to compete in the future, with the following categories of companies:
(i) other vendors of DMT-based ADSL technology, such as Orckit Communications Limited ("Orckit"), Amati Communications Corporation/ Texas Instruments Inc. ("Amati/TI"), PairGain Technologies, Inc. ("PairGain") and Alcatel Network Systems, Inc. ("Alcatel"); (ii) vendors of alternative ADSL technologies, such as Globespan Technologies, Inc. ("Globespan"), which is currently marketing its CAP-based ADSL technology, (iii) OEMs and other systems integrators, such as Ericsson, Northern Telecommunications, Westell, Cisco, 3Com, and Pairgain, and
(iv) Regional Bell Operating Companies ("RBOCs") and other telcos, who are no longer prohibited from manufacturing telecommunications equipment as a result of deregulation

    The Company's success will depend on telcos' willingness to invest in broadband digital services based on xDSL technologies. The Company expects that its xDSL technology and products will compete not only with other products that increase the efficiency of digital transmission technologies over copper wire, such as ISDN for Internet access, but also with other broadband transmission technologies, such as HFC, fiber optic cable, digital broadcast satellite and other wireless technologies. The Company believes its current and future broadband products will permit telcos to upgrade their networks in a flexible and cost effective way, but telcos may choose to deploy products using better established technologies to upgrade their networks including fiber optic cable, which many telcos favor. To the extent that telcos choose to install fiber optic cable or other transmission media between central offices and end users, the Company's business, financial condition and results of operations will be materially adversely affected.

    The Company believes that, in the ADSL market, its DMT-based products are more flexible and will enjoy greater potential for deployment than products using the CAP technique, which is a non-standard, proprietary, single-source technology. However, CAP-based ADSL products were introduced prior to the Company's products and are more readily available than the Company's products.

    To date, there has been only limited commercial deployment of the Company's competitors' DMT-based ADSL products. Therefore, the Company is uncertain how its products will compare with products sold by Alcatel, Amati/TI, Orckit and PairGain, each of whom manufactures DMT-based ADSL products. Each of these competitors have made claims in their sales literature and elsewhere suggesting that their products provide data transmission rates that are equal to or faster than that of the Company's products. However, the Company does not have access to these products, and therefore has no independent means by which it can corroborate these claims.

    The markets for the Company's wavelet image compression technology are competitive, and are expected to become increasingly so in the near future. In addition, the Company's WSQ Finger Print Compression product is an implementation of an open standard and is therefore subject to competition.

    Many of the Company's competitors and potential competitors, including the RBOCs, Alcatel, and Amati/TI have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations FACTORS THAT MAY AFFECT FUTURE RESULTS.)

                              INTELLECTUAL PROPERTY

    In the field of telecommunications technology, the Company holds eight patents for applying wavelet mathematics to communications systems. The Company has two pending patent applications that pertain to the application of multi-carrier technology to broadband communications. The Company has also filed multiple provisional patents that pertain to its splitterless DSL techniques. The Company also holds six patents for image compression and processing, three patents for video compression, one patent for audio compression, one patent for certain optical applications and one pending patent for seismic data compression.

    Although the Company has patented certain aspects of its technology, the Company relies primarily on know-how and trade secrets to protect its intellectual property. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through security measures. Each of the Company's employees is required to sign a nondisclosure and non-competition agreement. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which products incorporating the Company's technology may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

    Many participants in the telecommunications industry have an increasing number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. If the Company is found to have infringed any of such patents, the Company could be subject to substantial damages and/or an injunction preventing it from conducting its business, and the Company's business could be materially and adversely affected.

    The Company may also receive notices from third parties regarding the pendency of various patent applications which may be pertinent to the design and operation of xDSL telecommunications equipment. Unless and until patents actually issue, there can be no infringement, and the Company has not examined any such patent applications.

    Although third parties may offer to license their patents and their patent applications to the Company, there can be no assurance that any license would be available on acceptable terms should the Company choose to pursue such license or be found to infringe such patents. In addition, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that these assertions will not result in protracted and costly litigation, or that the Company would prevail in any such litigation or be able to license any valid patents from third parties on commercially reasonable terms. Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of effort by the Company. Litigation may also be necessary to enforce the Company's intellectual property rights. Any infringement claim or other litigation against or by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FACTORS THAT MAY AFFECT FUTURE RESULTS.)




                                    EMPLOYEES

    At December 31, 1997, the Company employed 77 people, including 47 in research and development, 15 in sales and marketing, 3 in manufacturing, and 12 in finance, information systems and administration. All of these employees were based in Massachusetts. As necessary, the Company supplements its regular employees with temporary and contract personnel. At December 31, 1997, the Company had engaged 10 temporary and contract personnel primarily working in research and development. The Company believes that its future success will depend in large part on the continued service of its technical and senior management personnel and upon the Company's continuing ability to attract and retain highly qualified technical, sales and marketing, and managerial personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified personnel in the future. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

         The Company houses its headquarters and entire business operations in a 72,000 square foot office building that is located in Bedford Massachusetts. The Company purchased, renovated and moved into this facility in the second half of 1997. Under the terms of the building purchase agreement, the Company has sublet approximately 24,000 square feet of space in the building to the seller of the building. The term of the sublease agreement is for an eighteen-month period commencing in July 1997 and expiring in January 1999.

         The Company believes that the space within the facility that is available to the Company is substantially utilized, well maintained and suitable for the products and services offered by the Company, and that suitable space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its business, financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company has one class of stock outstanding, its common stock, which has a par value of $.01 per share. The Company's common stock is traded on the Nasdaq National Market under the symbol AWRE. The following table sets forth the high and the low sales prices as reported on the Nasdaq National Market from August 9, 1996, the date of the Company's initial public offering, to December 31, 1997.

                           FIRST         SECOND        THIRD        FOURTH
                          QUARTER       QUARTER       QUARTER      QUARTER
    ----------------------------------------------------------------------
    1997
       High               14 7/8        16 7/8        15 1/8       14 15/16
       Low                 8 5/8         8 1/2         9 5/8        9 1/8

    1996
       High                  n/a           n/a        19           17 1/2
       Low                   n/a           n/a        10 1/2        8 1/2



    As of February 17, 1998, the Company had approximately 131 shareholders of record. This number does not include shareholders from whom shares were held in a "nominee" or "street" name. The Company has never paid cash dividends on its common stock and anticipates it will continue to reinvest any earnings to finance future operations.

    The Company did not sell any equity securities that were not registered under the Securities Act during the three months ended December 31, 1997.

    The Company sold 3,910,000 shares of the Company's Common Stock, par value $.01 per share, on August 14, 1996 and September 9, 1996, pursuant to a Registration Statement on Form S-1 (File No. 333-06807), which was declared effective by the Securities and Exchange Commission on August 8, 1996 (the "Effective Date"). The managing underwriters of the offering were BancAmerica Robertson Stephens and Furman Selz LLC. The aggregate gross proceeds of the offering were $39,100,000. The Company's total expenses in connection with the offering were $3,937,000, of which $2,737,000 was for underwriting discounts and commissions and $1,200,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, "Affiliates"). The Company's net proceeds from the offering were $35,163,000. From the Effective Date through December 31, 1997, the Company used
(i) approximately $11,401,000 of such net proceeds to purchase and renovate a commercial office building, which the Company now uses as its headquarters, and to acquire computers, software and other equipment and (ii) approximately $2,601,000 of such net proceeds for working capital. None of these payments were made to Affiliates. As of December 31, 1997 the Company had approximately $21,161,000 of proceeds remaining from the offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in short-term, interest-bearing, investment-grade securities, including money market instruments.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected historical financial data has been derived from the Company's audited consolidated financial statements. The historical financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 8.


(in 000's, except per share data)
Year Ended December 31,                         1997        1996        1995        1994       1993
---------------------------------------------------------------------------------------------------
Statements of Operations Data
-----------------------------
Revenue                                      $ 6,198      $5,301      $3,260     $ 3,827    $ 3,172
Loss from operations                          (6,157)       (538)       (454)     (1,095)    (1,028)
Net income (loss)                             (4,448)        259        (343)     (1,012)      (992)
Net income (loss) per share - basic          $ (0.23)     $ 0.02      $(0.29)    $ (0.88)   $ (0.87)
Net income (loss) per share - diluted        $ (0.23)     $ 0.01      $(0.29)    $ (0.88)   $ (0.87)

Balance Sheet Data
------------------
Cash and short-term investments              $26,104     $36,719      $2,154     $ 2,566    $   186
Working capital                               26,774      38,280       2,516       2,877        281
Total assets                                  39,281      40,123       3,228       3,930        978
Total liabilities                              1,661         676         309         684        493
Total stockholders' equity                    37,620      39,446       2,920       3,246        485
---------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain line items from the Company's consolidated statements of operations as a percentage of total revenue:


     Year ended December 31,                    1997         1996        1995
     --------------------------------------------------------------------------
     Revenue:
        Product                                 15.7 %       12.3%       12.5 %
        License and royalty                     48.9         56.0        31.8
        Research and development                35.4         31.7        55.7
     --------------------------------------------------------------------------
          Total revenue                        100.0        100.0       100.0

     Costs and expenses:
        Cost of product revenue                 20.2         15.7         7.4
        Research and development               110.9         61.0        71.6
        Sales and marketing                     36.9         14.5        12.6
        General and administrative              31.4         18.9        22.3
     --------------------------------------------------------------------------
           Total costs and expenses            199.4        110.1       113.9

     Loss from operations                      (99.4)       (10.1)      (13.9)
     Interest income                            27.6         15.0         3.4
     --------------------------------------------------------------------------

     Net income (loss)                         (71.8)%        4.9%      (10.5)%
     ==========================================================================



PRODUCT REVENUE

     Product revenue in 1997 and 1996 consisted primarily of revenue from the sale of Asymmetric Digital Subscriber Line ("ADSL") modems, transceiver modules, and development systems. Product revenue increased by 49.9% from $649,000 in 1996 to $974,000 in 1997. Product revenue as a percentage of total revenue was 15.7% and 12.3% in 1997 and 1996, respectively. The product revenue increase in 1997 was primarily attributable to revenue from the sale of transceiver modules and development systems, which began shipping in the second quarter of 1997. Higher revenue from the sale of these new products was partially offset by modestly lower revenue from the sale of modems. The decline in revenue from the sale of modems in 1997 was primarily due to decreased demand for the Company's modems for ADSL technology trials while the market for ADSL products remained in an early stage of development.

     Product revenue increased by 60% from $406,000 in 1995 to $649,000 in 1996. A year to year comparison of product revenue for these years is not meaningful due to differences in the composition of product revenue. Product revenue in 1996 consisted primarily of revenue from the sale of ADSL modems, which were introduced in early 1996. Product revenue in 1995 consisted primarily of revenue from the sale of video editing chipset products, which the Company discontinued in 1995.

LICENSE AND ROYALTY REVENUE
         License and royalty revenue consisted primarily of revenue from the sale of intellectual property, such as hardware and software technology licenses, compression software licenses, and royalties from the sale of chipsets by customers who have licensed the Company's technology. As such revenue has only a nominal cost of sale associated with it, the Company does not report a separate cost of license and royalty revenue line in its Statements of Operations.

         License and royalty revenue increased by 2% from $2,971,000 in 1996 to $3,031,000 in 1997. License and royalty revenue as a percentage of total revenue was 48.9% and 56.0% in 1997 and 1996, respectively. The dollar increase in license and royalty revenue in 1997 was primarily attributable to higher revenue from the sale of compression software licenses, which was partially offset by lower telecommunications license and royalty revenue. The increase in compression software license revenue was primarily due to a significant customer sale in the second quarter of 1997. The decrease in telecommunications license and royalty revenue was primarily attributable to a decline in revenue from royalty advances, which fell from $350,000 in 1996 to nothing in 1997. Approximately 63% of license and royalty revenue in 1997 was received from three customers.

License and royalty revenue increased by 187% from $1,037,000 in 1995 to $2,971,000 in 1996. The increase in 1996 was primarily attributable to an increase in the sale of ADSL and other broadband technology licenses to telephone company equipment suppliers. Revenue from the sale of compression software licenses also contributed to the increase in license and royalty revenue in 1996. Approximately 51% of license and royalty revenue in 1996 was received from three customers.

RESEARCH AND DEVELOPMENT REVENUE
         Research and development revenue consisted primarily of revenue from commercial contract engineering and development, and government research contracts. Research and development revenue as a percentage of total revenue was 35.4% and 31.7% in 1997 and 1996, respectively. Research and development revenue increased by 30.5% from $1,680,000 in 1996 to $2,193,000 in 1997. Higher research and development revenue in 1997 was primarily due to an increase in commercial engineering projects as well as a modest increase in U.S. government projects. The increase in commercial engineering projects is primarily driven by telecommunications customers, who have engaged the Company to assist them with the integration of the Company's technology into their products.

         Research and development revenue decreased by 8% from $1,817,000 in 1995 to $1,680,000 in 1996. The decrease was primarily due to lower revenue from commercial research and development contracts as well as slightly lower revenue from U.S. government research contracts.


COST OF PRODUCT REVENUE
         Cost of product revenue consisted primarily of: (i) direct material, direct labor, and overhead costs to produce the Company's products, (ii) cost of goods for purchases of finished inventory from third party suppliers, and (iii) provisions for excess and obsolete inventory.

         Cost of product revenue as a percentage of product revenue was 129% in 1997 as compared to 128% in 1996. The cost of product revenue as a percentage of product revenue in 1997 and 1996 primarily reflects high material, labor, and fixed manufacturing costs due to relatively low production volumes, and provisions for excess and obsolete inventory of $275,000 in 1997 and $365,000 in 1996. The provisions for obsolete inventory recorded in 1997 and 1996 were primarily driven by the environment in which the Company operates. This environment was and continues to be characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions, and evolving telco offerings. Consequently, the Company's products have relatively short life cycles. Excluding obsolete inventory provisions, cost of product revenue as a percentage of product revenue was 100% in 1997 and 72% in 1996.

         In the third quarter of 1997, the Company entered into an agreement with a third party contract manufacturer that will supply substantially all finished goods products to the Company. The Company anticipates that this arrangement will reduce per unit cost of sales if and when product volumes increase.

         Cost of product revenue increased by 242% from $243,000 in 1995 to $831,000 in 1996. As a percentage of product revenue, cost of product revenue increased from 60% in 1995 to 128% in 1996. Such percentages primarily reflect the cost of modem revenue and obsolete inventory provisions in 1996 and the cost of video editing chipset revenue in 1995. Accordingly, a comparison of cost of product revenue on a year to year basis is not meaningful due to differences in the composition of product revenue.


RESEARCH AND DEVELOPMENT
         Research and development expense consisted primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities. Research and development expense increased by 113% from $3,235,000 in 1996 to $6,874,000 in 1997. The increase in research and development expense is primarily due to increased spending on projects related to the Company's x200 Access Router, DSL Lite technology, and SDSL technology. Spending related to these projects was partially offset by lower spending on the Company's Hybrid Fiber Coaxial (HFC) project, which was temporarily suspended in 1997. The Company anticipates that research and development spending will continue to grow in future periods.

         Research and development expense increased by 39% from $2,333,000 in 1995 to $3,235,000 in 1996. The increase in research and development expense was primarily attributable to higher spending on projects to develop, enhance, and commercialize the Company's ADSL, VDSL, SDSL, and HFC broadband technologies. Higher spending on these projects was partially offset by lower spending as a result of the discontinuance of research involving audio compression technology and lower facilities costs as a result of the relocation of the Company's facilities in June 1995.


SELLING AND MARKETING
         Selling and marketing expense consisted primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Selling and marketing expense increased 197% from $769,000 in 1996 to $2,286,000 in 1997. The increase was primarily due to: (i) the addition of sales staff to establish channels of distribution for the Company's products and technology, (ii) the addition of marketing staff, and (iii) increased levels of advertising and promotion to create awareness for the Company's products, including participation in major industry tradeshows. The Company anticipates that selling and marketing spending will continue to grow in future periods.

         Selling and marketing expense increased 87% from $412,000 in 1995 to $769,000 in 1996. The increase was primarily due to the addition of sales personnel and increased product advertising related to the Company's ADSL modem.

GENERAL AND ADMINISTRATIVE
          General and administrative expense consisted primarily of salaries for administrative personnel, facilities costs, expenses related to being a public company, and professional services, such as legal and audit expenses. General and administrative expense increased by 94% from $1,004,000 in 1996 to $1,943,000 in 1997. The increase was primarily due to: (i) additions to the Company's finance, information systems and administrative organizations to support organizational growth, and (ii) expenses related to investor relations and being a public company.

         General and administrative expense increased by 38% from $726,000 in 1995 to $1,004,000 in 1996. The increase was primarily attributable to additions to the Company's management team and administrative infrastructure, and expenses associated with becoming a public company.

INTEREST INCOME
         Interest income increased 114% from $798,000 in 1996 to $1,708,000 in 1997 primarily as a result of higher average cash balances due to the investment of net proceeds from the Company's initial public offering for the full year, as opposed to approximately five months in 1996. Interest income increased 621% from $111,000 in 1995 to $798,000 in 1996 primarily as a result of higher average cash balances due to the investment of net proceeds from the Company's initial public offering.

PROVISION FOR INCOME TAXES
         The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At December 31, 1997, the Company had available federal net operating loss carryforwards of approximately $16,586,000, which expire in 2003 through 2012, and federal research and development credit carryforwards of approximately $791,000, which expire in 2003 through 2012. At December 31, 1997, the Company also had available state net operating loss carryforwards of approximately $9,261,000, which expire in 1998 through 2002 and state research and development and investment tax credit carryforwards of approximately $395,000, which expire in 2006 through 2012. Of the total net operating loss carryforwards, approximately $1,906,000 was attributable to the exercise of stock options and the tax benefit from these losses, when utilized, will be credited to additional paid in capital.

OTHER INFORMATION
         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Among other requirements, SFAS No. 128 requires restatement of prior period earnings per share to comply with the provisions of this pronouncement. Upon adoption of SFAS No. 128 in December 1997, the Company restated earnings per share by applying the provisions of the standard. As a result of this restatement, earnings per share for certain prior periods changed from the amounts previously reported.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had cash, cash equivalents and short-term investments of $26,104,000, a decrease of $10,615,000 from the prior year. The Company has funded its operations primarily from sales of common stock, including an initial public offering in August 1996, which generated net proceeds of $35,200,000. In 1997, the Company used approximately $2,656,000 of cash to fund operating losses, which was essentially offset by $2,622,000 of proceeds from the issuance of common stock in connection with its stock option plans.

         Accordingly, the decrease in cash, cash equivalents and short-term investments in 1997 was primarily due to purchases of property and equipment. Cash invested in property and equipment of $10,581,000 was primarily related to:
(i) the purchase and renovation of a 72,000 square foot commercial office building for $8,224,000, and (ii) the acquisition of computers, software, furniture, and other equipment primarily used in research and development activities.

         While there can be no assurance that the Company will not require additional financing, or that such financing will be available to the Company, the Company believes that its financial resources are adequate to meet its liquidity requirements over the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. These forward-looking statements represent the Company's present expectations or beliefs concerning future events, however the Company cautions that such statements are qualified by important factors. Such factors, which include, but are not limited to, the risk factors identified below, could cause actual results to differ materially from those indicated in this Annual Report on Form 10-K.

         The Company believes that the occurrence of any one or some combination of the following risk factors could have a material adverse effect on the Company's business, financial condition and results of operations.

History of Operating Losses

         The Company has incurred operating losses in every fiscal year since inception. Substantial additional research and development expenses to enhance the performance and reduce the manufacturing costs of the Company's products will be required before market acceptance of these products can be determined. Also, the Company anticipates that substantial selling and marketing expenses will be required to establish sales channels for the Company's products and technology. There can be no assurance that the Company will achieve profitable operations in any future period.

Dependence on Acceptance of ADSL Technology

         The Company's future success is substantially dependent upon whether ADSL technology gains widespread commercial acceptance by the telephone companies ("telcos") and end users of telco services. The Company has invested substantial resources in the development of ADSL technology implemented through the Discrete Multi-Tone ("DMT") modulation technique. Telcos continue to evaluate DMT-based ADSL technology, and there can be no assurance that the telcos will pursue the deployment of such ADSL technology. The Company believes that volume deployment of ADSL technology and equipment will not commence before the second half of 1998, if at all.

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


Substantial Dependence on Analog Devices, Inc.

         The Company and Analog Devices, Inc. ("ADI") have entered into a series of agreements to develop integrated chipsets based on the Company's technology. The inability or refusal of ADI to manufacture, market and sell such chipsets in substantial quantities would prevent telcos from adopting the Company's technology and would have a material adverse effect on the Company's business. There can be no assurance that the Company's relationship with ADI will be successful or, in the event that the relationship is not successful, that the Company would be able to find a substitute chipset manufacturer without significant delays.

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

Rapid Technological Change; Dependence on New Products

         The markets for the Company's products are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions, and evolving telco offerings. The Company's business will be materially adversely affected if technologies or standards on which Company's products are based become obsolete, or if the Company is unable to develop and introduce new products in a timely manner in response to changing market conditions. In such an environment, product cycles tend to be short, and therefore, the Company may need to write-off excess and obsolete inventory from time-to-time. The Company recorded provisions for excess and obsolete inventory of $275,000 and $365,000 in 1997 and 1996, respectively.

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

Manufacturing

         The Company has limited experience in manufacturing or in supervising the manufacture of its products, including its ADSL modems, modules, and development systems. In 1997, the Company entered into an agreement with a third party contract manufacturer that will supply substantially all finished goods products to the Company. There can be no assurance that the Company's relationship with its contract manufacturer will be successful or, in the event that the relationship is not successful, that the Company would be able to find a substitute contract manufacturer without significant delays. Furthermore, there can be no assurance that the Company or its contract manufacturer will not encounter significant difficulties in manufacturing or controlling the quality of its products, or that its products will be reliable in the field.


Dependence on Hiring and Retaining Personnel

         The Company believes that its future success will depend significantly on its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. During

1997, the Company experienced difficulty in hiring the additional engineers it had contemplated in its business plans. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel required to grow and operate profitably.



Year 2000

         The Company is in the process of assessing the impact of the transition to the year 2000 on its computer and software applications. The Company does not believe that any material year 2000 issues exist with software contained within its product offerings. The Company is in the process of attempting to obtain confirmation from vendors of certain purchased software that current releases or upgrades, if installed, will not have any material year 2000 issues. To the extent necessary to address material year 2000 issues, the Company plans to obtain current releases or upgrades from software vendors prior to the end of 1998. Failure to obtain and implement such releases or upgrades, or the failure of such software vendors to have eliminated year 2000 issues, could materially and adversely affect the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS


We have audited the accompanying consolidated balance sheets of Aware, Inc. (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aware, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/  Deloitte & Touche LLP


Boston, Massachusetts
January 27, 1998

AWARE, INC.
CONSOLIDATED BALANCE SHEETS



December 31,                                                                  1997             1996
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $23,496,508     $31,092,273
     Short-term investments                                                 2,607,411       5,626,725
     Accounts receivable (less allowance for doubtful
        accounts of $50,000 in 1997 and $35,000 in 1996)                    1,824,119       1,654,980
     Unbilled accounts receivable                                                  --         110,722
     Inventories                                                              215,622         447,534
     Prepaid expenses                                                         290,847          23,426
-----------------------------------------------------------------------------------------------------
           Total current assets                                            28,434,507      38,955,660
-----------------------------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation and
     amortization of $1,330,281 in 1997 and $557,901 in 1996               10,846,025       1,166,928
-----------------------------------------------------------------------------------------------------
           Total assets                                                   $39,280,532     $40,122,588
=====================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                      $1,075,126        $337,339
     Accrued expenses                                                         185,676          60,091
     Accrued compensation                                                     326,558         173,692
     Accrued professional                                                      73,370          65,000
     Deferred revenue                                                              --          40,000
-----------------------------------------------------------------------------------------------------
           Total current liabilities                                        1,660,730         676,122
-----------------------------------------------------------------------------------------------------

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares                            --              --
          authorized, none outstanding
     Common stock, $.01 par value; 30,000,000 shares
          authorized; issued and outstanding, 19,646,024
          in 1997 and 18,959,897 in 1996                                      196,460         189,600
     Additional paid-in capital                                            52,640,360      50,025,548
     Accumulated deficit                                                  (14,764,056)    (10,315,720)
     Treasury stock                                                          (452,962)       (452,962)
-----------------------------------------------------------------------------------------------------
           Total stockholders' equity                                      37,619,802      39,446,466
-----------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                     $39,280,532     $40,122,588
=====================================================================================================


The accompanying notes are an integral part of the financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



Year Ended December 31,                                1997           1996         1995
-----------------------------------------------------------------------------------------
Revenue:
    Product                                       $   973,782    $   649,422   $  406,459
    License and royalty                             3,031,483      2,971,238    1,036,615
    Research and development                        2,192,786      1,680,449    1,816,820
-----------------------------------------------------------------------------------------
        Total revenue                               6,198,051      5,301,109    3,259,894
-----------------------------------------------------------------------------------------

Costs and expenses:
    Cost of product revenue                         1,251,677        831,241      242,983
    Research and development                        6,874,137      3,234,799    2,333,200
    Selling and marketing                           2,285,726        769,395      411,777
    General and administrative                      1,943,187      1,003,948      725,511
-----------------------------------------------------------------------------------------
         Total costs and expenses                  12,354,727      5,839,383    3,713,471
-----------------------------------------------------------------------------------------

Loss from operations                               (6,156,676)      (538,274)    (453,577)
Interest income                                     1,708,340        797,656      110,615
-----------------------------------------------------------------------------------------
Net income (loss) before provision
for income taxes                                   (4,448,336)       259,382     (342,962)
Provision for income taxes                                 --             --           --
-----------------------------------------------------------------------------------------

Net income (loss)                                 $(4,448,336)   $   259,382   $ (342,962)
=========================================================================================


Net income (loss) per share - basic               $     (0.23)   $      0.02   $    (0.29)
Net income (loss) per share - diluted             $     (0.23)   $      0.01   $    (0.29)
=========================================================================================


Weighted average shares - basic                    19,328,252     10,841,919    1,162,717
Weighted average shares - diluted                  19,328,252     17,991,446    1,162,717
=========================================================================================


The accompanying notes are an integral part of the financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



Year ended December 31,                                                 1997             1996           1995
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income (loss)                                               $(4,448,336)    $   259,382     $ (342,962)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                    901,976         352,715        200,701
      Increase (decrease) from changes in assets and
liabilities:
      Accounts receivable                                             (169,139)     (1,154,152)        94,168
      Unbilled accounts receivable                                     110,722           5,539        187,840
      Inventories                                                      231,912        (407,821)       (18,044)
      Prepaid expenses                                                (267,421)         (8,955)        59,071
      Accounts payable                                                 737,787         225,820         14,757
      Accrued expenses                                                 286,821         151,492       (350,150)
      Deferred revenue                                                 (40,000)        (10,000)       (39,720)
-------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities                    (2,655,678)       (585,980)      (194,339)
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                             (10,581,073)     (1,116,238)      (234,131)
   Net sales (purchases) of short-term investments                   3,019,314      (5,626,725)            --
-------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                    (7,561,759)     (6,742,963)      (234,131)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of
        issuance costs                                               2,621,672      36,267,535         16,023
-------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                 2,621,672      36,267,535         16,023
-------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                    (7,595,765)     28,938,592       (412,447)
Cash and cash equivalents, beginning of period                      31,092,273       2,153,681      2,566,128
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                           $23,496,508     $31,092,273     $2,153,681
=============================================================================================================



-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL NONCASH DISCLOSURES:
   Conversion of preferred stock to common stock                            --        $127,998             --
    Repurchase of Series D preferred shares for
        cancellation of notes                                               --              --       $457,062
-------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                        Convertible Preferred Stock                Additional                   Notes                     Total
                  --------------------------------------  Common    Paid-In     Accumulated  Receivable For Treasury  Stockholders'
                  Series B  Series C  Series D  Series E   Stock    Capital       Deficit    Issued Stock    Stock       Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31,
1994                $15,875  $13,525  $73,266  $29,432  $ 11,501  $13,792,091  $(10,232,140)  $(457,062)  $      --     $3,246,488
----------------------------------------------------------------------------------------------------------------------------------
 Exercise of
  common stock
  options, 16,867        --       --       --       --       169       15,854            --          --          --         16,023
  shares
 Repurchase of
  Series D
  preferred stock,
  4,100 shares           --       --   (4,100)      --        --           --            --     457,062    (452,962)            --
 Net loss                --       --       --       --        --           --      (342,962)         --          --       (342,962)
----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31,
1995                 15,875   13,525   69,166   29,432    11,670   13,807,945   (10,575,102)         --    (452,962)     2,919,549
----------------------------------------------------------------------------------------------------------------------------------
 Issuance of
   common stock
   in initial
   public
   offering,
   net of
   issuance costs,
   3,910,000 shares      --       --       --       --    39,100   35,123,900            --          --          --     35,163,000
 Exercise of
   common stock
   options,
   1,083,162
   shares                --       --       --       --    10,832    1,093,703            --          --          --      1,104,535
 Conversion of
   preferred
   stock  to
   common stock,    (15,875) (13,525) (69,166) (29,432)  127,998           --            --          --          --             --
   12,799,800
   shares
 Net income              --       --       --       --        --           --       259,382          --          --        259,382
----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1996        --       --       --       --   189,600   50,025,548   (10,315,720)         --    (452,962)    39,446,466
----------------------------------------------------------------------------------------------------------------------------------
 Exercise of common
   stock options,
   686,127 shares        --       --       --       --     6,860    2,614,812            --          --          --      2,621,672
 Net loss                --       --       --       --        --           --    (4,448,336)         --          --     (4,448,336)
----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1997   $    --  $    --  $    --  $    --  $196,460  $52,640,360  $(14,764,056)  $      --   $(452,962)   $37,619,802
==================================================================================================================================



The accompanying notes are an integral part of the financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS

     Aware, Inc. (the "Company") designs, develops and markets telecommunications software, hardware designs, chipsets and products that incorporate Asymmetric Digital Subscriber Line (ADSL), splitterless lite Digital Subscriber Line (DSL Lite), Very High Speed Digital Subscriber Line
     (VDSL), and Symmetric Digital Subscriber Line (SDSL) technologies. These broadband technologies are designed to increase the speed of data communications over conventional copper telephone lines. The Company's products are designed to allow telephone companies to utilize their installed bases of dedicated copper lines to provide both residential and business customers with interactive data transmission at speeds much higher than currently available. The Company also offers image compression software products.

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

     SHORT-TERM INVESTMENTS - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1997, the Company had categorized all securities as "available-for-sale," since the Company may liquidate these investments currently. At December 31, 1996, the Company had categorized all investments with maturities of less than one year as "held-to-maturity", because of the Company's intent and ability to hold such securities to maturity. In calculating realized gains and losses, cost is determined using specific identification. Held-to-maturity securities are carried at amortized cost. SFAS No. 115 requires that unrealized gains and losses on available-for-sale securities be excluded from earnings and reported in a separate component of stockholders' equity. As of December 31, 1997 and 1996, unrealized gains and losses were not material.

     The amortized cost of securities, which approximates fair value, consists of the following at December 31, 1997 and 1996:

     -----------------------------------------------------------------------
                                                 MATURITY
                                         LESS THAN     ONE TO
     TYPE OF SECURITY                    ONE YEAR    FIVE YEARS      TOTAL
     -----------------------------------------------------------------------
     1997
       Corporate debt securities        $1,574,474           --   $1,574,474
       U.S. agency securities            1,032,937           --    1,032,937
     -----------------------------------------------------------------------
         Total                          $2,607,411           --   $2,607,411
     -----------------------------------------------------------------------
     1996
       Corporate debt securities        $3,040,072   $1,602,023   $4,642,095
       U.S. agency securities              984,630           --      984,630
     -----------------------------------------------------------------------
         Total                          $4,024,702   $1,602,023   $5,626,725
     -----------------------------------------------------------------------

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ALLOWANCE FOR DOUBTFUL ACCOUNTS - Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts. Bad debt expense was approximately $26,000, $20,000, and $5,000 for 1997, 1996, and 1995, respectively.

     INVENTORIES - Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out ("FIFO") method.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from three to thirty years.

     The Company accounts for the impairment of long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     REVENUE RECOGNITION - Product revenue consists primarily of revenue from the sale of tangible products, such as modems, transceiver modules, development systems and compression chipsets. Revenue is recognized upon shipment.

     License and royalty revenue consists primarily of revenue from the sale of intellectual property, such as hardware and software technology licenses, compression software licenses, and royalties from the sale of chipsets by customers who have licensed the Company's technology. Revenue from the sale of technology licenses for the initial transfer of hardware and software designs is recognized when a definitive agreement is reached, the transfer has been effected, and no contingent factors are present. Revenue from the sale of compression software licenses is recognized upon shipment. Royalty revenue is recognized based upon sales reports from customers.

     Research and development revenue is comprised of revenue from government and commercial research and development contracts. Revenue on government contracts is generally recognized when services are performed. Revenue on commercial contracts is generally recognized as research is performed and milestones are achieved under the terms of the respective agreements.

     Unbilled accounts receivable are stated at estimated realizable value. These amounts will be billable to customers based on the terms of contracts which include achievement of milestones or completion of the contract.

     INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to compute deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. SFAS No. 109 also requires the Company to establish valuation allowances to offset temporary deductible differences, net operating loss carryforwards and tax credits, which are not likely to be realized.

     CAPITALIZATION OF SOFTWARE COSTS - The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. Capitalized software costs also include amounts paid for purchased software, which has reached technological feasibility. Such costs are amortized, on a product-by-product basis, on a straight-line basis over their useful economic lives (generally two to four years), or the ratio of current gross revenues to total gross current and future revenues, whichever is greater. There were no capitalized software

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     costs at December 31, 1997 and 1996, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

     CONCENTRATION OF RISK - At December 31, 1997 and 1996, the Company had bank cash balances and money market investments, in excess of federally insured deposit limits of approximately $26,004,000 and $36,619,000, respectively.

     Concentration of credit risk with respect to accounts receivable is limited to $524,000, $400,000, and $154,000 with three customers at December 31, 1997 and to $549,000, $275,000 and $155,000 with three customers at
     December 31, 1996.

     In 1997, the Company entered into an agreement with a third party contract manufacturer that will supply substantially all finished goods products to the Company.

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

     NET INCOME (LOSS) PER SHARE - In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to 1997, the Company computed earnings per share in accordance with APB Opinion No. 15, "Earnings per Share." As a result of implementation of SFAS No. 128, net income (loss) per share for the years ended December 31, 1996 and 1995 has been restated.

     USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the balance sheet date. Significant estimates include reserves for doubtful accounts, reserves for excess and obsolete inventory, useful lives of fixed assets, valuation allowance for deferred income tax assets, and accrued liabilities. Actual results may differ from these estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.

     FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS - In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

     SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (revenues, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The Company believes that changes made to comply with this statement will not have a material effect on the Company's consolidated financial position or results of operations.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     SFAS No. 131 requires public business enterprises to report financial and descriptive information about its operating segments. The provisions of SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company believes that implementation of this statement will not have a material effect on the Company's consolidated financial position or results of operations, but may impact the level of disclosure of its segment information.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition." SOP No. 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The provisions of SOP No. 97-2 are effective for periods beginning after December 15, 1997. The Company believes that implementation of this statement will not have a material effect on the Company's consolidated financial position or results of operations.



3.   INVENTORIES

     Inventories consisted of the following at December 31:

                                                            1997          1996
     ---------------------------------------------------------------------------
     Raw materials                                        $163,555      $408,643
     Work-in-process                                            --        38,891
     Finished goods                                         52,067            --
     ===========================================================================
            Total                                         $215,622      $447,534
     ===========================================================================


4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                             1997         1996
     ---------------------------------------------------------------------------
     Land                                               $1,080,000    $       --
     Building                                            7,144,656            --
     Computer equipment                                  1,996,164       983,819
     Furniture and fixtures                                401,979       124,677
     Office equipment                                      142,313        83,917
     Manufacturing equipment                               262,610       118,998
     Purchased software                                  1,148,584       375,467
     Leasehold improvements                                     --        37,951
     ---------------------------------------------------------------------------
     Total                                              12,176,306     1,724,829
     Less accumulated depreciation and amortization    (1,330,281)     (557,901)
     ---------------------------------------------------------------------------
     Net                                               $10,846,025    $1,166,928
     ===========================================================================



AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   INCOME TAXES

     Deferred income tax assets at December 31 are attributable to the following:

                                                             1997        1996
     ---------------------------------------------------------------------------
     Federal net operating loss carryforwards           $5,641,000   $3,367,000
     Research and development and other tax credit
       carryforwards                                     1,526,000      761,000
     State net operating loss carryforwards                880,000      518,000
     Depreciation                                           41,000       69,000
     Accrued expenses                                       88,000      187,000
     Prepaid expenses                                      (94,000)           -
     Deferred revenue                                            -       22,000
     Alternative minimum tax credit                              -        6,000
     ---------------------------------------------------------------------------
     Total                                               8,082,000    4,930,000
     Less valuation allowance                           (8,082,000)  (4,930,000)
     ---------------------------------------------------------------------------
     Net                                                $       --   $       --
     ===========================================================================


     A valuation allowance is provided against temporary deductible differences, net operating loss carryforwards and tax credits, which are not likely to be realized. During 1997 and 1996, the net valuation allowance was increased to fully reserve gross deferred tax assets.

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                      1997      1996     1995
     --------------------------------------------------------------------------
     Federal statutory rate                           (34)%      34 %     (34)%
     State rate, net of federal benefit                (6)        6       (6)
     Tax credits                                      (17)      (69)      (10)
     Operating losses and tax credits with no
     current tax enefit                                57        69        50
     Tax benefit from the utilization of net
        operating loss carryforwards                   --       (40)       --
     ==========================================================================
     Effective tax rate                                -- %      -- %      -- %
     ==========================================================================


     The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At December 31, 1997, the Company had available federal net operating loss carryforwards of approximately $16,586,000, which expire in 2003 through 2012, and federal research and development credit carryforwards of approximately $791,000, which expire in 2003 through 2012. At December 31, 1997, the Company also had available state net operating loss carryforwards of approximately $9,261,000, which expire in 1998 through 2002 and state research and development and investment tax credit carryforwards of approximately $395,000, which expire in 2006 through 2012. Of the total net operating loss carryforwards, approximately $1,906,000 are attributable to the exercise of stock options and the tax benefit from these losses, when utilized, will be credited to additional paid-in capital.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

7.   STOCK COMPENSATION PLANS

     At December 31, 1997, the Company has three stock-based compensation plans, which are described below. The Company adopted SFAS No. 123, but, as permitted, applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its employee stock purchase plan. The Company has no performance-based stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and per share amounts would have been adjusted to the pro forma amounts indicated below:

     YEAR ENDED DECEMBER 31,                                    1997            1996         1995
     ----------------------------------------------------------------------------------------------
     Net income (loss)                     As reported     $(4,448,336)    $   259,382    $(342,962)
                                           Pro forma       $(8,531,745)    $(4,403,824)   $(580,611)

     Basic earnings (loss) per share       As reported     $     (0.23)    $      0.02    $   (0.29)
                                           Pro forma       $     (0.44)    $     (0.41)   $   (0.50)

     Diluted earnings (loss) per share     As reported     $     (0.23)    $      0.01    $   (0.29)
                                           Pro forma       $     (0.44)    $     (0.24)   $   (0.50)


     The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

     YEAR ENDED DECEMBER 31,                             1997          1996         1995
     -----------------------------------------------------------------------------------

     Average risk-free interest rate                     6.48%        6.25%         6.25%
     Expected life of option grants                   5 years      4 years       4 years
     Expected volatility of underlying stock               96%          97%           97%
     Expected dividend yield                               --           --            --


AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     FIXED STOCK OPTION PLANS - The Company has two fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan, the Company may grant incentive stock options or nonqualified stock options to its employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan, the Company may grant incentive stock options or nonqualified stock options to its employees and directors for up to 3,000,000 shares of common stock. Under both plans, options: are granted at an exercise price as determined by the Board of Directors; have a maximum term of ten years; and generally vest either: (i) on a monthly basis over three years, or (ii) 40% two years from the date of grant with the remaining 60% vesting on a monthly basis over the next three years.

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1997, 1996, and 1995, and changes during the years ending on those dates is presented below:


                                           1997                        1996                           1995
                                 ------------------------   -------------------------   ---------------------------
                                               Wgtd. Avg.                  Wgtd. Avg.                    Wgtd. Avg.
                                  Shares      Exer. Price     Shares      Exer. Price    Shares         Exer. Price
                                -------------------------   -------------------------   ---------------------------
Outstanding at
  beginning of year             3,396,408        $5.01      2,757,500        $1.21      2,481,948           $1.45
Granted                           913,186        12.20      1,818,250         9.10      1,139,750            1.30
Exercised                         686,127         3.82      1,083,162         1.02         16,867             .95
Forfeited                          69,296         9.10         96,180        14.54        847,331            1.90
                                ---------                   ---------                   ---------
Outstanding at
   end of year                  3,554,171        $7.01      3,396,408        $5.01      2,757,500           $1.21
                                =========                   =========                   =========

Options exercisable at
year end                        1,754,552                   1,343,617                   1,447,474

Weighted-average grant date
fair value of options
granted during the year         $    9.28                   $    6.07                   $    0.92


      The following table summarizes information about stock options outstanding at December 31, 1997:

                                        Options Outstanding                           Options Exercisable
                     ------------------------------------------------------   -------------------------------
                         Number          Weighted-Avg.                           Number
 Range of Exercise   Outstanding at  Remaining Contractual    Weighted-Avg.    Exercisable      Weighted-Avg.
       Prices           12/31/97             Life            Exercise Price   At 12/31/97      Exercise Price
 -----------------   ------------------------------------------------------   -------------------------------
  $ 1 to 2             1,222,329             7.1 years           $ 1.30        1,046,230            $ 1.31
    8 to 9             1,178,406             8.4                   8.25          613,075              8.25
  10 to 11               450,000             9.2                  10.29           87,387             10.31
  12 to 13               703,436             9.4                  12.75            7,860             12.75
                     ------------------------------------------------------   -------------------------------
                       3,554,171             8.3                 $ 7.01        1,754,552            $ 4.23
                     ======================================================   ===============================


AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     EMPLOYEE STOCK PURCHASE PLAN - In June 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 100,000 shares of common stock have been reserved for issuance. During 1997 and 1996, no shares of common stock were issued under this plan, as the Company had not commenced implementation of the plan.



8.   COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS - In 1995, the Company entered into a three-year noncancelable operating lease for its principal office and research facilities commencing June 1, 1995. In November 1996, the Company entered into a twelve-month operating lease for additional space for its research facilities commencing December 1, 1996. In November 1997, both of these leases were either terminated or allowed to lapse at no cost to the Company, and the Company moved into a new building that it had purchased.

     At December 31, 1997, the Company has no material operating leases.

     Rental expense was approximately $308,000, $143,000, and $283,000 in 1997, 1996 and 1995, respectively.

     LITIGATION - There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its business, financial position or results of operations.



9.   TRANSACTIONS WITH RELATED PARTIES

     CONSULTING AGREEMENTS - In prior years, the Company had paid consulting fees for scientific research and development services provided by certain stockholders. The total charges from related parties approximated $8,000, and $66,000 in 1996 and 1995. There were no amounts due to related parties at December 31, 1997 and 1996.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  MAJOR CUSTOMERS

     The portion of total revenue that was derived from major customers was as follows:


     YEAR ENDED DECEMBER 31,                            1997     1996     1995
     --------------------------------------------------------------------------
     Customer A                                          16%      --       --
     Customer B                                          13%      12%      12%
     Customer C                                          12%      17%      23%
     Customer D                                           7%      22%      --
     Customer E                                          --       10%      --
     Customer F                                          --       --       18%
     Customer G                                          --       --       10%


11.  EMPLOYEE BENEFIT PLAN

     In 1994, the Company established a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. There were no Company contributions in 1997, 1996 and 1995.

12.  NET INCOME (LOSS) PER SHARE

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


     YEAR ENDED DECEMBER 31,                       1997          1996         1995
     --------------------------------------------------------------------------------
     Weighted average shares - basic             19,328,252   10,841,919    1,162,717
     Dilutive effect of:
         Convertible preferred stock                     --    5,467,106           --
         Options                                         --    1,682,421           --
     --------------------------------------------------------------------------------
     Weighted average shares - diluted           19,328,252   17,991,446    1,162,717
     ================================================================================



     For the years ended December 31, 1997 and 1995, potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be antidilutive. For the year ended December 31, 1996, options to purchase 1,737,750 shares of common stock at an average weighted price of $8.57 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended December 31, 1997:

                                                                        1997
                                                 -------------------------------------------------
         Quarters ended                            March 31     June 30      Sept. 30     Dec. 31
         -----------------------------------------------------------------------------------------
         Revenue                                 $1,801,085   $1,870,417     $722,500   $1,804,049
         Loss from operations                      (724,586)    (748,143)  (2,569,699)  (2,114,248)
         Net loss                                  (276,302)    (275,398)  (2,145,946)  (1,750,690)
         -----------------------------------------------------------------------------------------

         Net loss per share - Basic                  ($0.01)      ($0.01)      ($0.11)      ($0.09)
         Net loss per share - Diluted                ($0.01)      ($0.01)      ($0.11)      ($0.09)
         =========================================================================================


                                                                         1996
                                                 -------------------------------------------------
         Quarters ended                            March 31      June 30     Sept. 30     Dec. 31
         -----------------------------------------------------------------------------------------
         Revenue                                   $962,003   $1,128,475   $1,505,820   $1,704,811
         Income (loss) from operations               17,651       18,300        4,250     (578,475)
         Net income (loss)                           41,151       48,668      261,683      (92,120)
         -----------------------------------------------------------------------------------------

         Net income (loss) per share - Basic          $0.04        $0.01        $0.02        $0.00
         Net income (loss) per share - Diluted        $0.00        $0.00        $0.01        $0.00
         =========================================================================================




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and Executive Officers and compliance with Section 16(a) of the Exchange Act may be found in the sections captioned "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 27, 1998. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of February 28, 1998 are:

        NAME            AGE   POSITION
        ----            ---   --------
James C. Bender .......  45   President, Chief Executive Officer, and Director
David C. Hunter .......  42   Senior Vice President, Product Development
Richard P. Moberg .....  42   Chief Financial Officer and Treasurer
Edmund C. Reiter ......  34   Vice President, Advanced Products
Michael A. Tzannes ....  36   Chief Technology Officer, General Manager of
                              Telecommunications, and Director


James C. Bender has been President, Chief Executive Officer and a director of the Company since October 1994. From April 1992 to February 1994, Mr. Bender served as President and Chief Executive Officer of Logicraft, Inc., a network service provider. From 1986 to April 1992, Mr. Bender served as Logicraft's President and Chief Operating Officer. Mr. Bender received an M.B.A. from the Harvard Graduate School of Business Administration and a B.S. from Lowell Technological Institute.

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

Michael A. Tzannes has been the Company's Chief Technology Officer and General Manager of Telecommunications since September 1997, and a director since March 1998. Dr. Tzannes served as the Company's Senior Vice President, Telecommunications from April 1996 to September 1997, as the Company's Vice President, Telecommunications from December 1992 to April 1996, as a Senior Member of the Company's Technical Staff from January 1991 to November 1992, and as a consultant to the Company from October 1990 to December 1990. From 1986 to 1990, he was a Staff Engineer at Signatron, Inc., a telecommunications technology and systems developer. Dr. Tzannes received a Ph.D. in electrical engineering from Tufts University, an M.S. from the University of Michigan at Ann Arbor, and a B.S. from the University of Patras, Greece.


ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to this item may be found in the section captioned "Compensation of Directors and Executive Officers" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 27, 1998. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 27, 1998. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item may be found in the section captioned "Certain Transactions" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 27, 1998. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A)(1) INDEX TO FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Part II,
Item 8:


                                                                            Page
                                                                            ----
     Report of the Independent Accountants.................................. 27
     Consolidated Balance Sheets as of December 31, 1997.................... 28
     Consolidated Statements of Operations for each of the three years ended December 31, 1997...................................... 29
     Consolidated Statements of Cash Flows for each of the
         three years ended December 31, 1997................................ 30
     Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 1997........................... 31
     Notes to Consolidated Financial Statements............................. 32


     (2) INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
     Schedule II - Valuation and Qualifying Accounts........................ 46


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

       3.2 Amended and Restated By-Laws (filed as Exhibit 3.3 to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

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

       10.8 Employment Agreement of James C. Bender, dated October 27, 1994, together with amendment thereto dated December 20, 1996 (filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).


       10.9        Form of Director Indemnification Agreement (filed as Exhibit
                   10.13 to the Company's Registration Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).

       10.11 Agreement of Purchase and Sale by and between Aware, Inc. and The Mitre Corporation dated as of June 6, 1997 (filed as
                   Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

       11.1*       Computation of basic and diluted net income (loss) per share.

       21.1*       Subsidiaries of Registrant

       23.1*       Consent of Independent Accountants

      * Filed herewith.


(B) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1997.

                                                                     SCHEDULE II

                                   AWARE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995


-------------------------------------------------------------------------------------------------
    COL. A                COL. B         COL. C(1)      COL. C(2)      COL. D            COL. E
-------------------------------------------------------------------------------------------------
                                                  ADDITIONS
                                        -------------------------
                         BALANCE AT     CHARGED TO        CHARGED     DEDUCTIONS          BALANCE
                         BEGINNING       COSTS AND       TO OTHER     CHARGED TO           AT END
                         OF PERIOD       EXPENSES        ACCOUNTS      RESERVES         OF PERIOD
-------------------------------------------------------------------------------------------------
Allowance for
doubtful accounts
receivable:

1997 ..................  $ 35,000         $25,923              --       $10,923           $50,000

1996 ..................  $  5,300         $19,698         $20,000        $9,998           $35,000

1995 ..................        --          $5,300              --            --            $5,300


Allowance for
sales returns
and allowances:

1997 ..................        --              --         $50,000            --           $50,000

1996 ..................        --              --              --            --                --

1995 ..................        --              --              --            --                --


Inventory reserves:

1997 ..................  $300,000        $275,000              --      $558,333          $ 16,667

1996 ..................        --        $365,000              --       $65,000          $300,000

1995 ..................        --              --              --            --                --


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     AWARE, INC.



                                     By:  /s/ James C. Bender
                                          -------------------------------------
                                          James C. Bender, Chief Executive
                                          Officer & President

                                          Date: March 20, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March 1998.



      SIGNATURE                              TITLE
      ---------                              -----

/s/ James C. Bender           Chief Executive Officer, President, and Director
--------------------------    (Principal Executive Officer)
James C. Bender


/s/ Richard P. Moberg         Chief Financial Officer, Treasurer
--------------------------    (Principal Financial and Accounting Officer)
Richard P. Moberg


/s/ Charles K. Stewart        Chairman of the Board of Directors
--------------------------
Charles K. Stewart


/s/ David Ehreth              Director
--------------------------
David Ehreth


/s/ Jerald G. Fishman         Director
--------------------------
Jerald G. Fishman


/s/ John K. Kerr              Director
--------------------------
John K. Kerr


/s/ John S. Stafford, Jr.     Director
--------------------------
John S. Stafford, Jr.


/s/ Michael A. Tzannes        Chief Technology Officer, General Manager
--------------------------    of Telecommunications, and Director
Michael A. Tzannes