Form 10-Q
period 1998-03-31
AWARE INC /MA/
filed 1998-05-12
CIK 1015739

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

                      FOR THE QUARTER ENDED MARCH 31, 1998

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


              40 MIDDDLESEX TURNPIKE, BEDFORD, MASSACHUSETTS, 01730
              -----------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

                                YES   X   NO
                                     ---     ---

Indicate the number of shares outstanding of the issuer's common stock as of May 1, 1998:

              CLASS                                 NUMBER OF SHARES OUTSTANDING
              -----                                 ----------------------------
Common Stock, par value $0.01 per share                 20,043,626 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets as of
           March 31, 1998 and December 31, 1997...........................  3

           Consolidated Condensed Statements of Operations for the
           Three Months Ended March 31, 1998
           and March 31, 1997.............................................  4

           Consolidated Condensed Statements of Cash Flows for the
           Three Months Ended March 31, 1998
           and March 31, 1997.............................................  5

           Notes to Consolidated Condensed Financial Statements...........  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  8

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.............................................. 14

Item 2.    Changes in Securities and Use of Proceeds...................... 14

Item 6.    Exhibits and Reports on Form 8-K............................... 15

           Signatures..................................................... 15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                   AWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           MARCH 31,         DECEMBER 31,
                                                                             1998                1997
                                                                          ------------       ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ........................................      $ 22,569,253       $ 23,496,508
  Short-term investments ...........................................         2,045,246          2,607,411
  Accounts receivable (less allowance for doubtful
   accounts of $75,000 in 1998 and $50,000 in 1997) ................         2,195,621          1,824,119
  Inventories ......................................................           173,490            215,622
  Prepaid expenses .................................................           316,737            290,847
                                                                          ------------       ------------
      Total current assets .........................................        27,300,347         28,434,507

Property and equipment, net of accumulated depreciation and
 amortization of $1,667,160 in 1998 and $1,330,281 in 1997 .........        10,778,285         10,846,025
                                                                          ------------       ------------

Total assets .......................................................      $ 38,078,632       $ 39,280,532
                                                                          ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................      $    863,665       $  1,075,126
  Accrued expenses .................................................           247,766            185,676
  Accrued compensation .............................................           216,646            326,558
  Accrued professional .............................................            53,883             73,370
                                                                          ------------       ------------
      Total current liabilities ....................................         1,381,960          1,660,730

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized,
   none outstanding ................................................               -                  -
  Common stock, $.01 par value; 30,000,000 shares authorized; issued
   and outstanding, 19,838,982 in 1998 and 19,646,024 in 1997 ......           198,390            196,460
  Additional paid-in capital .......................................        52,717,774         52,640,360
  Accumulated deficit ..............................................       (16,219,492)       (14,764,056)
  Treasury stock ...................................................               -             (452,962)
                                                                          ------------       ------------
      Total stockholders' equity ...................................        36,696,672         37,619,802

Total liabilities and stockholders' equity .........................      $ 38,078,632       $ 39,280,532
                                                                          ============       ============

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ---------------------------
                                                      1998             1997
                                                  -----------     -----------
Revenue:
  Product ....................................    $   435,175     $   103,790
  License and royalty ........................        769,464       1,310,984
  Research and development ...................        799,377         386,311
                                                  -----------     -----------
    Total revenue ............................      2,004,016       1,801,085

Costs and expenses:
  Cost of  product revenue ...................        377,133         281,557
  Research and development ...................      2,196,431       1,432,779
  Selling and marketing ......................        767,607         374,415
  General and administrative .................        555,971         436,920
                                                  -----------     -----------
    Total costs and expenses .................      3,897,142       2,525,671

Loss from operations .........................     (1,893,126)       (724,586)
Other income and expense .....................         99,000             -
Interest income ..............................        338,689         448,284
                                                  -----------     -----------

Net loss before provision for income taxes ...     (1,455,437)       (276,302)
Provision for income taxes ...................            -               -
                                                  -----------     -----------

Net loss .....................................    $(1,455,437)    $  (276,302)
                                                  ===========     ===========


Net loss per share - basic ...................    $     (0.07)    $     (0.01)
Net loss per share - diluted .................    $     (0.07)    $     (0.01)
                                                  ===========     ===========


Weighted average shares - basic ..............     19,718,820      19,054,759
Weighted average shares - diluted ............     19,718,820      19,054,759
                                                  ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                   -----------------------------
                                                                       1998             1997
                                                                   ------------     ------------

Cash flows from operating activities:
  Net loss ....................................................    $(1,455,437)     $  (276,302)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization .............................        336,879          244,652
    Increase (decrease) from changes in assets and liabilities:
      Accounts receivable .....................................       (371,502)        (343,344)
      Unbilled accounts receivable ............................            -              7,500
      Inventories .............................................         42,132          102,982
      Prepaid expenses ........................................        (25,890)        (100,893)
      Accounts payable ........................................       (211,461)         (48,588)
      Accrued expenses ........................................        (67,309)          24,148
                                                                   -----------      -----------
Net cash used in operating activities .........................     (1,752,588)        (389,845)

Cash flows from investing activities:
  Purchases of property and equipment .........................       (269,138)        (754,576)
  Net sales (purchases) of short-term investments .............        562,165       (6,911,203)
                                                                   -----------      -----------
Net cash provided by (used in) investing activities ...........        293,027       (7,665,779)

Cash flows from financing activities:
  Proceeds from issuance of common stock ......................        532,306          266,566
                                                                   -----------      -----------

Decrease in cash and cash equivalents .........................       (927,255)      (7,789,058)
Cash and cash equivalents, beginning of period ................     23,496,508       31,092,273
                                                                   -----------      -----------
Cash and cash equivalents, end of period ......................    $22,569,253      $23,303,215
                                                                   ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 1998, and of operations and cash flows for the interim periods ended March 31, 1998 and 1997.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 1997 in conjunction with its 1997 Annual Report on Form 10-K.

     The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year.

B)   INVENTORY

     Inventory consists primarily of the following:

                                                MARCH 31,       DECEMBER 31,
                                                  1998              1997
                                                ---------       ------------
          Raw materials.....................    $115,632          $163,555
          Work-in-process...................           -                 -
          Finished goods....................      57,858            52,067
                                                --------          --------
                 Total......................    $173,490          $215,622
                                                ========          ========

C)   NET LOSS PER SHARE

     In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to December 1997, the Company computed earnings per share in accordance with APB Opinion No. 15, "Earnings per Share." The adoption of SFAS No. 128 had no effect on previously reported net loss per share for quarter ended March 31, 1997.

D)   TREASURY STOCK

     During the first quarter of 1998, the Board of Directors elected to cancel the Preferred Series D stock that was held in Treasury Stock. This cancellation was effected because all outstanding shares of the Company's convertible preferred stock were converted to common stock upon the completion of the Company's initial public offering in 1996, and the Company anticipates no further transactions in this class of stock.

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. These forward-looking statements represent the Company's present expectations or beliefs concerning future events, however the Company cautions that such statements are qualified by important factors. Such factors, which include, but are not limited to, the risk factors identified below, could cause actual results to differ materially from those indicated in Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Product Revenue. Product revenue consists primarily of revenue from the sale of Asymmetric Digital Subscriber Line ("ADSL") modems, transceiver modules, and development systems. Product revenue increased by 319.3% from $103,790 in the first quarter of 1997 to $435,175 in the current year quarter. Product revenue as a percentage of total revenue was 21.7% in the first quarter of 1998 as compared to 5.8% in the corresponding quarter of 1997. The dollar increase, as well as the increase as a percentage of total revenue, is primarily due to two reasons. The Company shipped transceiver modules and development systems in the first quarter of 1998, and such products were not available in the first quarter of 1997. Secondly, there was greater demand for the Company's x200 Access Routers for trial purposes in the current year quarter.

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

     License and royalty revenue decreased by 41.3% from $1,310,984 in the first quarter of 1997 to $769,464 in the current year quarter. License and royalty revenue as a percentage of total revenue was 38.4% in the first quarter of 1998 as compared to 72.8% in the corresponding quarter of 1997. The dollar decrease, as well as the decrease as a percentage of total revenue, is primarily due to a significant ADSL license sale to U.S. Robotics Access Corp. (now 3Com Corp.) in the first quarter of 1997. There was not a telecom technology licensing sale of this magnitude in the current year quarter. Lower telecommunications licensing revenue was partially offset by higher chipset royalties and revenue from the sale of compression software licenses in the current year quarter.

     Research and Development Revenue. Research and development revenue consists primarily of revenue from commercial contract engineering and development, and government research contracts. Research and development revenue increased by 106.9% from $386,311 in the first quarter of 1997 to $799,377 in the current year quarter. Research and development revenue as a percentage of total revenue was 39.9% in the first quarter of 1998 as compared to 21.4% in the corresponding quarter of 1997. The dollar increase, as well as the increase as a percentage of total revenue, is primarily due to an increase in commercial engineering projects, which was partially offset by a modest decrease in U.S. government research projects. The increase in commercial engineering project revenue is primarily driven by telecommunication customers, who have engaged the Company to jointly develop products using the Company's technology and software.

     Cost of Product Revenue. Cost of product revenue consisted primarily of:
(i) direct material, direct labor, and overhead costs to produce the Company's products, (ii) cost of goods for purchases of finished inventory from third party suppliers, and (iii) provisions for excess and obsolete inventory.

     Cost of product revenue as a percentage of product revenue was 86.7% in the first quarter of 1998 as compared to 271.3% in the corresponding quarter of 1997. The cost of product revenue as a percentage of product revenue in both periods primarily reflects high material, labor and fixed manufacturing costs due to relatively low production volumes, and provisions for excess and obsolete inventory of $75,000 in the first quarter of 1998 and $125,000 in the first quarter of 1997. The provisions for obsolete inventory recorded in both periods were primarily driven by the environment in which the Company operates. This environment was and continues to be characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, and frequent new product introductions. Consequently, the Company's products have relatively short life cycles. Excluding obsolete inventory provisions, cost of product revenue as a percentage of product revenue was 69% in the first quarter of 1998 and 151% in the first quarter of 1997.

     Research and Development Expense. Research and development expense consists primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities. Research and development expense increased by 53.3% from $1,432,779 in the first quarter of 1997 to $2,196,431 in the current year quarter. The increase in research and development expense is primarily due to increased spending on projects related to the Company's x200 Access Router, full rate ADSL technology, DSL Lite technology, and DWMT/SDSL technology. Spending related to these projects was partially offset by no spending on the Company's Hybrid Fiber Coaxial (HFC) project, which was temporarily suspended in the third quarter of 1997. The Company anticipates that research and development spending will continue to grow in future periods.

     Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Selling and marketing expense increased 105.0% from $374,415 in the first quarter of 1997 to $767,607 in the current year quarter. The increase is primarily due to: (i) the addition of marketing, sales and support staff to sell the Company's products and technology, and (ii) increased levels of advertising and promotion to create awareness for the Company's products, including participation in industry tradeshows. The Company anticipates that selling and marketing spending will continue to grow in future periods.

     General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, expenses related to being a public company, and professional services, such as legal and audit expenses. General and administrative expense increased by 27.2% from $436,920 in the first quarter of 1997 to $555,971 in the current year quarter. The increase is primarily due to: (i) additions to the Company's finance and information systems organizations to support organizational growth, and (ii) investor relations and public company expenses.

     Other income and expense. Other income increased from zero in the first quarter of 1997 to $99,000 in the current year quarter. Other income in the current period relates to rental income from a real estate lease. When the Company completed the purchase of its headquarters building in 1997, the terms of the purchase agreement required the Company to sublet 24,000 square feet to the seller for a period of 18 months.

     Interest Income. Interest income decreased 24.4% from $448,284 in the first quarter of 1997 to $338,689 in the current year quarter, primarily as a result of lower cash balances due to: (i) the purchase and renovation of the Company's 72,000 square foot headquarters building, (ii) the acquisition of computers, software, furniture, and other equipment primarily used in research and development activities, and (iii) the use of cash to fund operating losses.

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


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash, cash equivalents and short-term investments of $24,614,499, a decrease of $1,489,420 from December 31, 1997. This decrease is primarily due to $1,752,588 of cash used in operations and $269,138 of cash invested in property and equipment. These uses of cash was partially offset by $532,306 of proceeds from the issuance of common stock under the Company's stock option plans.

Cash used in operations was primarily related to: (i) the funding of operating losses, (ii) the increase of accounts receivable due to the achievement of several contract milestones late in the quarter, and (iii) the reduction of accounts payable and accrued expenses balances. Property and equipment spending was primarily related to the renovation of the building, and purchases of computers, software, furniture and other equipment used principally in research and development activities.

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

History of Operating Losses

     The Company has incurred operating losses in every fiscal year since inception. Substantial additional research and development expenses to enhance the Company's technology and products will be required before market acceptance can be determined. Also, the Company anticipates that substantial selling and marketing expenses will be required to establish sales channels for the Company's technology and products. There can be no assurance that the Company will achieve profitable operations in any future period.

Dependence on Acceptance of DSL Technology

     The Company's future success is substantially dependent upon whether Digital Subscriber Line ("DSL") technology gains widespread commercial acceptance by the telephone companies ("telcos") and end users of telco services. Telcos continue to evaluate DSL technology, and there can be no assurance that the telcos will pursue the deployment of such technology. The Company believes that volume deployment of DSL technology and equipment will not commence before the end of 1998, if at all.

Reliance on Telcos; Dependence on a Limited Number of Customers

     Even if telcos adopt policies favoring full-scale implementation of DSL technology, there can be no assurance that sales of the Company's DSL technology and products will become significant. The Company's customers, including semiconductor manufacturers and OEMs, are relatively few in number and have significantly greater resources than that of the Company. The Company has limited ability to influence or control decisions made by these customers. There can be no assurance that these customers will not use their size and bargaining power to demand unfavorable terms and conditions (including price), seek alternative suppliers, or undertake internal development of products comparable to those of the Company's.

Substantial Dependence on Semiconductor Partners

     In the first quarter of 1998, the Company and its initial semiconductor partner, Analog Devices, Inc. ("ADI") amended the chipset development and license agreement between the companies. Under the terms of the amended agreement, the Company's relationship with ADI was changed from exclusive to non-exclusive. In exchange, ADI received greater access to the Company's technology and software, including limited access to source code for the purpose of supporting its customers. Also under the amended agreement, Aware provides ADI with technology and software for splitterless DSL Lite in exchange for license fees, development fees and royalties.

     Also in the first quarter of 1998, the Company announced a relationship with Lucent Technologies, Inc. ("Lucent") to develop integrated chipset solutions for the personal computer OEM market based on the Company's technology and software. The inability or refusal of ADI, Lucent or other companies to manufacture, market and sell chipsets in substantial quantities would prevent the adoption of the Company's technology and would have a material adverse effect on the Company's business. There can be no assurance that the Company's relationships with these companies will be successful or, in the event that these relationships are not successful, that the Company would be able to find substitute chipset manufacturers without significant delays.

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

Rapid Technological Change; Dependence on New Technology and Products

     The markets for the Company's technology and products are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions, and evolving telco offerings. The Company's business will be materially adversely affected if technologies or standards on which Company's products are based become obsolete, or if the Company is unable to develop and introduce new technology and products in a timely manner in response to changing market conditions. In such an environment, product cycles tend to be short, and therefore, the Company may need to write-off excess and obsolete inventory from time-to-time. For the year ended 1997 and the first quarter of 1998, the Company recorded provisions for excess and obsolete inventory of $275,000 and $75,000, respectively.

Competition

     The markets for the Company's technology and products are intensely competitive and the Company expects competition to increase in the immediate future. Many of the Company's competitors and potential competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not adversely affect the Company's business.

Manufacturing

     The Company has limited experience in manufacturing or in supervising the manufacture of its products, including its ADSL modems, modules, and development systems. In 1997, the Company entered into an agreement with a third party contract manufacturer to supply substantially all finished goods products to the Company. There can be no assurance that the Company's relationship with its contract manufacturer will be successful or, in the event that the relationship is not successful, that the Company would be able to find a substitute contract manufacturer without significant delays. Furthermore, there can be no assurance that the Company or its contract manufacturer will not encounter significant difficulties in manufacturing or controlling the quality of its products, or that its products will be reliable in the field.

Dependence on Hiring and Retaining Personnel

     The Company believes that its future success will depend significantly on its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. During 1997 and the first three months of 1998, the Company experienced difficulty in hiring the additional engineers it had contemplated in its business plans. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel required to grow and operate profitably.


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


                                     ITEM 2:
                    CHANGES IN SECURITIES AND USE OF PROCEEDS


(d) Use of Proceeds

     The Company sold 3,910,000 shares of the Company's Common Stock, par value $.01 per share, on August 14, 1996 and September 9, 1996, pursuant to a Registration Statement on Form S-1 ( File No. 333-06807), which was declared effective by the Securities and Exchange Commission on August 8, 1996 (the "Effective Date"). The managing underwriters of the offering were BancAmerica Robertson Stephens and Furman Selz LLC. The aggregate gross proceeds of the offering were $39,100,000. The Company's total expenses in connection with the offering were $3,937,000, of which $2,737,000 was for underwriting discounts and commissions and $1,200,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, "Affiliates"). The Company's net proceeds from the offering were $35,163,000. From the Effective Date through March 31, 1998, the Company used a portion of the net proceeds as follows: (i) approximately $11,670,000 to purchase and renovate a commercial office building, which the Company now uses as its headquarters, and to acquire computers, software and other equipment and
(ii) approximately $4,355,000 for working capital. None of these payments were made to Affiliates. As of March 31, 1998 the Company had approximately $19,138,000 of proceeds remaining from the offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in short-term, interest-bearing, investment-grade securities, including money market instruments.

                           PART II. OTHER INFORMATION
                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

          Exhibit 10.1* - Employment agreement of James C. Bender, dated October
                          27,1994, as amended on December 20, 1996 and April 23, 1998

          Exhibit 11.1* - Computation of Net Loss per Share


(b)  REPORTS ON 8-K

          None.

----------------

* filed herewith



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AWARE, INC.


  Date: May 11, 1998             By: /s/ Michael A. Tzannes
                                     -------------------------------------------
                                     Michael A. Tzannes, Chief Executive
                                     Officer and President


  Date: May 11, 1998             By: /s/ Richard P. Moberg
                                     -------------------------------------------
                                     Richard P. Moberg, Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)