Form 10-Q
period 1998-06-30
AWARE INC /MA/
filed 1998-08-05
CIK 1015739

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

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

                                 (781) 276-4000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X       NO
                                    -----         -----

Indicate the number of shares outstanding of the issuer's common stock as of July 31, 1998:

                  CLASS                             NUMBER OF SHARES OUTSTANDING
                  -----                             ----------------------------
Common Stock, par value $0.01 per share                  20,637,580 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of June 30, 1998
         and December 31, 1997............................................    3

         Consolidated Condensed Statements of Operations for the
         Three and Six Months Ended June 30, 1998
         and June 30, 1997................................................    4

         Consolidated Condensed Statements of Cash Flows for the
         Six Months Ended June 30, 1998
         and June 30, 1997................................................    5

         Notes to Consolidated Condensed Financial Statements.............    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................    7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................   16

Item 2.  Changes in Securities and Use of Proceeds........................   16

Item 4.  Submission of Matters to a Vote of Security Holders..............   17

Item 6.  Exhibits and Reports on Form 8-K.................................   18

         Signatures.......................................................   18

                          PART I. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                   AWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     JUNE 30               DECEMBER 31,
                                                                                       1998                    1997
                                                                                   ------------            ------------
                              ASSETS

Current assets:
     Cash and cash equivalents .............................................       $ 22,666,297            $ 23,496,508
     Short-term investments ................................................          2,029,473               2,607,411
     Accounts receivable (less allowance for doubtful
        accounts of $90,000 in 1998 and $50,000 in 1997) ...................          2,384,565               1,824,119
     Inventories ...........................................................            227,375                 215,622
     Prepaid expenses ......................................................            154,937                 290,847
                                                                                   ------------            ------------
           Total current assets ............................................         27,462,647              28,434,507

Property and equipment, net of accumulated depreciation and
     amortization of $2,047,609 in 1998 and $1,330,281 in 1997 .............         10,742,708              10,846,025
                                                                                   ------------            ------------

Total assets ...............................................................       $ 38,205,355            $ 39,280,532
                                                                                   ============            ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................       $    741,960            $  1,075,126
     Accrued expenses ......................................................            231,091                 185,676
     Accrued compensation ..................................................            243,464                 326,558
     Accrued professional ..................................................             67,776                  73,370
     Deferred revenue ......................................................            125,000                       -
                                                                                   ------------            ------------
             Total current liabilities .....................................          1,409,291               1,660,730

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized, .......                  -                       -
             none outstanding
      Common stock, $.01 par value; 30,000,000 shares authorized; issued ...            206,146                 196,460
             and outstanding, 20,614,580 in 1998 and 19,646,024 in 1997
      Additional paid-in capital ...........................................         54,100,389              52,640,360
      Accumulated deficit ..................................................        (17,510,471)            (14,764,056)
      Treasury stock .......................................................                  -                (452,962)
                                                                                   ------------            ------------
             Total stockholders' equity ....................................         36,796,064              37,619,802

Total liabilities and stockholders' equity .................................       $ 38,205,355            $ 39,280,532
                                                                                   ============            ============



    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            JUNE 30,                              JUNE 30,
                                                 ------------------------------        ------------------------------
                                                     1998               1997               1998               1997
                                                 -----------        -----------        -----------        -----------

Revenue:
    Product ..............................       $   484,406        $   147,303        $   919,581        $   251,093
    License and royalty ..................         1,326,526            844,134          2,095,990          2,155,118
    Research and development .............           620,572            878,980          1,419,949          1,265,291
                                                 -----------        -----------        -----------        -----------
        Total revenue ....................         2,431,504          1,870,417          4,435,520          3,671,502

Costs and expenses:
    Cost of  product revenue .............           456,629            210,501            833,762            492,058
    Research and development .............         2,295,587          1,433,433          4,492,018          2,866,212
    Selling and marketing ................           861,864            492,575          1,629,471            866,990
    General and administrative ...........           532,963            482,051          1,088,934            918,971
                                                 -----------        -----------        -----------        -----------
         Total costs and expenses ........         4,147,043          2,618,560          8,044,185          5,144,231

Loss from operations .....................        (1,715,539)          (748,143)        (3,608,665)        (1,472,729)
Other income and expense .................            99,000                  -            198,000                  -
Interest income ..........................           325,561            472,745            664,250            921,029
                                                 -----------        -----------        -----------        -----------

Net loss before provision for income taxes        (1,290,978)          (275,398)        (2,746,415)          (551,700)
Provision for income taxes ...............                 -                  -                  -                  -
                                                 -----------        -----------        -----------        -----------

Net loss .................................       $(1,290,978)       $  (275,398)       $(2,746,415)       $  (551,700)
                                                 ===========        ===========        ===========        ===========


Net loss per share - basic ...............       $     (0.06)       $     (0.01)       $     (0.14)       $     (0.03)
Net loss per share - diluted .............       $     (0.06)       $     (0.01)       $     (0.14)       $     (0.03)
                                                 ===========        ===========        ===========        ===========


Weighted average shares - basic ..........        20,212,309         19,284,218         19,966,936         19,170,086
Weighted average shares - diluted ........        20,212,309         19,284,218         19,966,936         19,170,086
                                                 ===========        ===========        ===========        ===========



    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                            ------------------------------------
                                                                                1998                     1997
                                                                            -----------              -----------

Cash flows from operating activities:
   Net loss ............................................................    $(2,746,415)             $  (551,700)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization ....................................        717,328                  348,537
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable ...........................................       (560,446)                (149,614)
         Unbilled accounts receivable ..................................              -                   74,872
         Inventories ...................................................        (11,753)                 201,026
         Prepaid expenses ..............................................        135,910                 (316,247)
         Accounts payable ..............................................       (333,166)                 159,993
         Accrued expenses ..............................................        (43,273)                 (52,952)
         Deferred revenue ..............................................        125,000                        -
                                                                            -----------              -----------
Net cash used in operating activities ..................................     (2,716,815)                (286,085)

Cash flows from investing activities:
    Purchases of property and equipment ................................       (614,011)              (1,188,525)
    Net sales (purchases) of short-term investments ....................        577,938                  (35,118)
                                                                            -----------              -----------
Net cash used in investing activities ..................................        (36,073)              (1,223,643)

Cash flows from financing activities:
     Proceeds from issuance of common stock ............................      1,922,677                  992,371
                                                                            -----------              -----------

Decrease in cash and cash equivalents ..................................       (830,211)                (517,357)
Cash and cash equivalents, beginning of period .........................     23,496,508               31,092,273
                                                                            -----------              -----------
Cash and cash equivalents, end of period ...............................    $22,666,297              $30,574,916
                                                                            ===========              ===========






    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 1998, and of its operations and cash flows for the interim periods ended June 30, 1998 and 1997.

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

         The results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year.

B)       INVENTORIES

         Inventories consist primarily of the following:

                                                     JUNE 30,     DECEMBER 31,
                                                       1998           1997
                                                     --------     ------------

               Raw materials....................     $133,553       $163,555
               Work-in-process..................            -              -
               Finished goods...................       93,822         52,067
                                                     --------       --------
                      Total.....................     $227,375       $215,622
                                                     ========       ========


C)       NET LOSS PER SHARE

         In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to December 1997, the Company computed earnings per share in accordance with APB Opinion No. 15, "Earnings per Share." The adoption of SFAS No. 128 had no effect on previously reported net loss per share for the three and six month periods ended June 30, 1997.

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company, and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. These forward-looking statements represent the Company's present expectations or beliefs concerning future events, however, the Company cautions that such statements are qualified by important factors. Such factors, which include, but are not limited to, the risk factors identified below, could cause actual results to differ materially from those indicated in Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         For its first seven years, the Company was primarily engaged in research, specializing in wavelet mathematics applications, digital compression, and telecommunications and channel modulation and coding. In 1993, the Company shifted its business from contract research toward development and licensing of Asymmetric Digital Subscriber Line ("ADSL") and other broadband technologies and data and video compression products. Commencing in 1996 and 1997, the Company began offering ADSL products, including modems, access routers, transceiver modules, and development systems to complement its ADSL technology licensing and development activities. The Company's two principal objectives with respect to its product business were to demonstrate its ADSL technology through its products, and to fill trial equipment opportunities until widespread deployment of ADSL services began.

In the second quarter of 1998, the Company made a decision to focus primarily on licensing its intellectual property to semiconductor companies and to systems companies that desire to vertically integrate Aware's technology to enable them to manufacture and sell integrated circuits incorporating Aware technology. The Company also intends to market its technology to: (i) telecommunications and data communications equipment companies to encourage them to design Aware technology into their products, and (ii) service providers to encourage them to deploy services, such as high-speed Internet Access, based on Aware technology. Additionally, the Company will continue to sell ADSL development systems to support its technology licensing business, as well as license hardware designs and software-based compression products.

The decision to focus the strategic direction on intellectual property licensing was driven by the following factors: (i) consolidation within the industry among ADSL technology providers created an opportunity for independent technology suppliers to fill a demand by semiconductor companies for such technology, (ii) the Company amended its agreement with Analog Devices, Inc. in late March 1998 from an exclusive to a non-exclusive relationship, thus allowing the Company to license its technology to other semiconductor companies, (iii) Aware believes that its intellectual property position with respect to full rate ADSL and splitterless Digital Subscriber Line ("DSL") Lite affords it an opportunity to offer semiconductor companies valuable technologies and intellectual property, and
(iv) recent ADSL equipment pricing pressure has caused the Company to conclude that there are other companies who could more efficiently manufacture, distribute and support ADSL equipment.

Accordingly, the Company believes its future revenue will consist principally of licensing, contract engineering, and royalty revenue. While the Company believes that product revenue will continue, the Company expects that it will decline as a percentage of total revenue.


RESULTS OF OPERATIONS

         Product Revenue. Product revenue consists primarily of revenue from the sale of ADSL modems, access routers, transceiver modules, and development systems. Product revenue increased by 228.9% from $147,303 in the second quarter of 1997 to $484,406 in the current year quarter. Product revenue as a percentage of total revenue was 19.9% in the second quarter of 1998 as compared to 7.9% in the corresponding quarter of 1997. For the six months ended June 30, product revenue increased by 266.2% from $251,093 in 1997 to $919,581 in 1998. Product revenue as a percentage of total revenue was 20.7% for the first six months of 1998 as compared to 6.8% in the corresponding period of 1997.

The dollar increase, as well as the increase as a percentage of total revenue, in both the three and six month periods is primarily due to the availability of products in the current year periods that were not available in the prior year periods. These new products include transceiver modules, development systems, and the Company's x200 Access Router. To a lesser degree, the increase in product revenue was also the result of a shipment of prototype transceiver modules for a specific customer.

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

License and royalty revenue increased by 57.1% from $844,134 in the second quarter of 1997 to $1,326,526 in the current year quarter. License and royalty revenue as a percentage of total revenue was 54.6% in the second quarter of 1998 as compared to 45.1% in the corresponding quarter of 1997. The dollar increase, as well as the increase as a percentage of total revenue, is primarily due to a significant increase in telecommunications licensing revenue, which was partially offset by lower compression software license revenue. The increase in telecommunications licensing revenue was primarily attributable to DSL Lite software license revenue from Analog Devices Inc. ("ADI") chipset customers. The decrease in compression software license revenue was primarily due to a significant license sale that occurred in the second quarter of 1997.

For the six months ended June 30, license and royalty revenue decreased by 2.7% from $2,155,118 in 1997 to $2,095,990 in 1998. License and royalty revenue as a percentage of total revenue was 47.3% for the first six months of 1998 as compared to 58.7% in the corresponding period of 1997. The dollar decrease, as well as the decrease as a percentage of total revenue, was primarily due to a significant compression software license sale in the second quarter of 1997 that did not reoccur in the current year quarter. The decrease in compression software revenue was partially offset by higher telecommunications licensing and chipset royalty revenue in the first six months of 1998.

         Research and Development Revenue. Research and development revenue consists primarily of revenue from commercial contract engineering and development, and government research contracts. Research and development revenue decreased by 29.4% from $878,980 in the second quarter of 1997 to $620,572 in the current year quarter. Research and development revenue as a percentage of total revenue was 25.5% in the second quarter of 1998 as compared to 47.0% in the corresponding quarter of 1997. The dollar decrease, as well as the decrease as a percentage of total revenue, is primarily due to a decrease in revenue from both commercial engineering projects and U.S. government research projects. The decrease in commercial engineering revenue is primarily driven by the temporary suspension of the Company's Hybrid Fiber Coaxial ("HFC") project in the third quarter of 1997, which resulted in no such revenue in the current quarter. U.S. government research revenue is lower due to a decision by the Company to shift away from this type of business.

For the six months ended June 30, research and development revenue increased by 12.2% from $1,265,291 in 1997 to $1,419,949 in 1998. Research and development revenue as a percentage of total revenue was 32.0% for the first six months of 1998 as compared to 34.5% in the corresponding period of 1997. The dollar increase is primarily due to an increase in commercial engineering revenue, which was partially offset by lower U.S. government research revenue. The increase in commercial engineering project revenue is primarily due to a significant new project with a telecommunications customer that commenced in the fourth quarter of 1997.

         Cost of Product Revenue. Cost of product revenue consists primarily of:
(i) direct material, direct labor, and overhead costs to produce the Company's products, (ii) cost of goods for purchases of finished inventory from third party suppliers, and (iii) provisions for excess and obsolete inventory.

Cost of product revenue as a percentage of product revenue was 94.3% in the second quarter of 1998 as compared to 142.9% in the corresponding quarter of 1997. The cost of product revenue as a percentage of product revenue in both periods primarily reflects high material, labor and fixed manufacturing costs due to relatively low production volumes, and provisions for excess and obsolete inventory of $75,000 in the second quarter of 1998 and $50,000 in the second quarter of 1997. Excluding obsolete inventory provisions, cost of product revenue as a percentage of product revenue was 78.8% in the second quarter of 1998 and 109.0% in the second quarter of 1997.

Cost of product revenue as a percentage of product revenue was 90.7% for the first six months of 1998 as compared to 196.0% in the corresponding 1997 period. The cost of product revenue as a percentage of product revenue in both periods primarily reflects high material, labor and fixed manufacturing costs due to relatively low production volumes, and provisions for excess and obsolete inventory of $150,000 for the first six months of 1998 and $175,000 in the corresponding 1997 period. Excluding obsolete inventory provisions, cost of product revenue as a percentage of product revenue was 74.4% for the first six months of 1998 as compared to 126.3% in the corresponding 1997 period.

         Research and Development Expense. Research and development expense consists primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities. Research and development expense increased by 60.1% from $1,433,433 in the second quarter of 1997 to $2,295,587 in the current year quarter. For the six month period ended

June 30, research and development expense increased by 56.7% from $2,866,212 in 1997 to $4,492,018 in 1998.

For the three and six month periods, the increase in research and development expense is primarily due to increased spending on projects related to the Company's full rate ADSL technology, DSL Lite technology, DWMT technology, and x200 Access Router. Increased spending on these projects was partially offset by no spending on the Company's HFC project, which was temporarily suspended in the third quarter of 1997. The Company anticipates that research and development spending will continue to grow in future periods.

         Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Selling and marketing expense increased by 75.0% from $492,575 in the second quarter of 1997 to $861,864 in the current year quarter. For the six month period ended June 30, selling and marketing expense increased by 87.9% from $866,990 in 1997 to $1,629,471 in 1998. For the three and six month periods, the increase is primarily due to: (i) the addition of marketing, sales and support staff to sell the Company's products and technology, and (ii) non-recurring costs incurred in the second quarter of 1998 to better align the sales organization with the Company's strategy.

         General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, expenses related to being a public company, and professional services, such as legal and audit expenses. General and administrative expense increased by 10.6% from $482,051 in the second quarter of 1997 to $532,963 in the current year quarter. For the six month period ended June 30, general and administrative expense increased 18.5% from $918,971 in 1997 to $1,088,934 in 1998. For the three and six month periods, the increase is primarily due to: (i) additions to the Company's finance and information systems organizations to support organizational growth, and (ii) investor relations and public company expenses.

         Other Income and Expense. Other income increased from nothing in the second quarter of 1997 to $99,000 in the current year quarter. For the six month period ended June 30, other income increased from nothing in 1997 to $198,000 in 1998. Other income in both periods relates to rental income from a real estate lease. When the Company completed the purchase of its headquarters building in July 1997, the terms of the purchase agreement required the Company to sublet 24,000 square feet to the seller for a period of 18 months.

         Interest Income. Interest income decreased 31.1% from $472,745 in the second quarter of 1997 to $325,561 in the current year quarter. For the six month period ended June 30, interest income decreased 27.9% from $921,029 in 1997 to $664,250 in 1998. The decrease in both periods is primarily a result of lower cash balances due to: (i) the purchase and renovation of the Company's 72,000 square foot headquarters building, (ii) the acquisition of computers, software, furniture, and other equipment primarily used in research and development activities, and (iii) the use of cash to fund operating losses.

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


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash, cash equivalents and short-term investments of $24,695,770, a decrease of $1,408,149 from December 31, 1997. This decrease is primarily due to $2,716,815 of cash used in operations and $614,011 of cash invested in property and equipment. These uses of cash were partially offset by $1,922,677 of proceeds from the issuance of common stock under the Company's stock option plans.

Cash used in operations was primarily related to: (i) the funding of operating losses, (ii) the increase of accounts receivable due to the achievement of contract milestones and license sales late in the quarter, and (iii) the reduction of accounts payable and accrued expenses balances. Property and equipment spending was primarily related to purchases of computers, software, furniture and other equipment used principally in research and development activities.

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

History of Operating Losses; No Assurance of Profitability

         The Company has incurred operating losses in every fiscal year since inception. As of June 30, 1998, the Company's accumulated deficit was approximately $17.5 million. The Company believes that substantial on-going research and development expenses will be required to enhance its technology and to meet contractual requirements with its customers. There can be no assurance that the Company will achieve profitable operations in any future period.

Unpredictable and Fluctuating Operating Results

         Because many of the Company's revenue components fluctuate and are difficult to predict, and its expenses are largely independent of revenues in any particular period, it is difficult for the Company to accurately forecast revenues and profits or losses.

The Company's business is subject to a variety of additional risks that could materially adversely affect quarterly and annual operating results, including market acceptance of the Company's technology; systems companies' acceptance of Aware-based chipsets produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technology; the loss of any strategic relationships with systems companies or licensees;

announcements or introductions of new technologies or products by the Company or the Company's competitors; delays or problems in the introduction or performance of enhancements or future generations of the Company's technology; fluctuations in the market price and demand for chipsets into which the Company's technology has been incorporated; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's and system companies' development schedules and levels of expenditure on research and development; personnel changes, particularly those involving engineering and technical personnel; costs associated with protecting the Company's intellectual property; changes in Company strategies; and general economic trends and other factors.

Dependence on Acceptance of DSL Technology

         The Company's future success is substantially dependent upon whether DSL technology gains widespread commercial acceptance by the telephone companies ("telcos") and end users of telco services. Telcos continue to evaluate DSL technology, and there can be no assurance that the telcos will pursue the deployment of such technology. The Company believes that volume deployment of DSL technology and equipment will not commence before the end of 1998, if at all.

Dependence Upon Limited Number of Licensees

         The Company neither manufactures nor sells equipment containing its DSL technology in any meaningful volume. Rather, the Company licenses its technology to semiconductor and systems companies that incorporate Aware technology into DSL chipsets. There can be no assurance that the Company will be successful in maintaining its relationships with its current licensees or in entering into new relationships with additional licensees. The Company faces numerous risks in successfully obtaining licensees on terms consistent with the Company's business model, including, among others, the lengthy and expensive process of building a relationship with a potential licensee before there is any assurance of a license agreement with such party; persuading large semiconductor and systems companies to work with, to rely on for critical technology, and to disclose proprietary manufacturing technology to a smaller company such as Aware; persuading potential licensees to bear certain development costs associated with Aware technology and to make the necessary investment to successfully produce Aware-based chipsets; and successfully transferring technical know-how to licensees. In addition, there are a relatively limited number of larger semiconductor and systems companies to which the Company could license its DSL technology in a manner consistent with its business model. There can be no assurance that customers will not use their superior size and bargaining power to demand license terms that are unfavorable to the Company. The Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies.

Dependence upon Systems Companies

Although sales of Aware-based chipsets to systems companies that have adopted the Company's technology for their products are not made directly by the Company, such sales directly affect the amount of royalties received by the Company. Therefore, the Company's success is substantially dependent upon the adoption of the Company's DSL technology by systems companies, particularly those which develop and market high-volume business and consumer products such as central office line cards, modems and personal computers. The Company is subject to many risks beyond its control that influence the success or failure of a particular systems company, including among others competition faced by the systems company in its particular industry; market acceptance of the systems company's products; the engineering, sales and marketing, and management capabilities of the systems company; technical challenges unrelated to Aware technology faced by the systems company in developing its products; and the financial and other resources of the systems company. The process of persuading systems companies to adopt the Company's technology can be lengthy and, even if adopted, there can be no assurance that the Aware technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company. Aware must dedicate substantial resources to market its technologies to and to support systems companies, in addition to supporting the sales and marketing and technical efforts of its licensees in promoting Aware technology to systems companies. Because the Company does not control the business practices of its licensees, it has no ability to establish the prices at which its technology is made available to systems companies or the degree to which its licensees promote Aware technology to systems companies.

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

Rapid Technological Change; Reliance on Fundamental Technology; Importance of Timely New Product Development

         The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing evolutionary improvements. Since 1995, the Company has derived a substantial portion of its revenue from its DSL technology and expects that this dependence on its fundamental technology will continue for the foreseeable future. Accordingly, broad acceptance of the Company's DSL technology is critical to the Company's future success. The introduction or market acceptance of competing technology which renders the Company's DSL technology less desirable or obsolete would have a rapid and material adverse effect on the Company's business, results of operations and financial condition. The announcement of new technologies by the Company could cause licensees or systems companies to delay or defer entering into arrangements for the use of the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's operating results will depend to a significant extent on its ability to introduce enhancements and new generations of its DSL technology which keep pace with other changes in the semiconductor and telecommunications industries and which achieve rapid market acceptance. The Company must continually devote significant engineering resources to addressing the ever-increasing need for technical innovations. Technical innovations of the type that will be required for the Company to be successful are inherently complex and require long development cycles, and there can be no assurance that the Company's development efforts will ultimately be successful. In addition, these innovations must be completed before changes in the semiconductor and telecommunications industries have rendered them obsolete, must be available when systems companies require them, and must be sufficiently compelling to cause semiconductor and systems companies to enter into licensing arrangements with Aware for the new technology. There can be no assurance that Aware will be able to meet these requirements. Moreover, significant technological innovations generally require a substantial investment before their commercial viability can be determined. There can be no assurance that the Company will have the financial resources necessary to fund future development, that the Company's licensees will continue to share certain research and development costs with the Company as thy have in the past, or that revenues from enhancements or new generations of the Company's technology, even if successfully developed, will exceed the costs of development.

Competition

         The semiconductor and telecommunications industries are intensely competitive and have been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Many of the Company's competitors and potential competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. The Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies. There can be no assurance that the Company will be able to compete successfully or that competition will not adversely affect the Company's business.

Dependence on Hiring and Retaining Personnel

         The Company believes that its future success will depend significantly on its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. During 1997 and the first six months of 1998, the Company experienced difficulty in hiring the additional engineers it had contemplated in its business plans. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel required to grow and operate profitably.

Manufacturing

         While the Company believes that product revenue will decline as a percentage of total revenue in the future, it will continue to manufacture products. The Company has limited experience in manufacturing or in supervising the manufacture of its products, including its ADSL modems, modules, and development systems. In 1997, the Company entered into an agreement with a third party contract manufacturer to supply substantially all finished goods products to the Company. There can be no assurance that the Company's relationship with its contract manufacturer will be successful or, in the event that the relationship is not successful, that the Company would be able to find a substitute contract manufacturer without significant delays. Furthermore, there can be no assurance that the Company or its contract manufacturer will not encounter significant difficulties in manufacturing or controlling the quality of its products, or that its products will be reliable in the field.

In an environment of rapid technological change and rapidly changing product offerings, product cycles tend to be short, and therefore, the Company may need to write-off excess and obsolete inventory from time-to-time. For the year ended 1997 and the first six months of 1998, the Company recorded provisions for excess and obsolete inventory of $275,000 and $150,000, respectively.

Volatility of Stock Price

The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company, its licensees or its competitors, developments with respect to patents or proprietary rights and other events or factors. The trading price of the Company's Common Stock could also be subject to wide fluctuations in response to the publication of reports and changes in financial estimates by securities analysts, and it is possible that the Company's actual results in one or more future periods will fall short of those estimates by securities analysts. In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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


                                     ITEM 2:
                    CHANGES IN SECURITIES AND USE OF PROCEEDS


(d) Use of Proceeds

         The Company sold 3,910,000 shares of the Company's Common Stock, par value $.01 per share, on August 14, 1996 and September 9, 1996, pursuant to a Registration Statement on Form S-1 (File No. 333-06807), which was declared effective by the Securities and Exchange Commission on August 8, 1996 (the "Effective Date"). The managing underwriters of the offering were BancAmerica Robertson Stephens and Furman Selz LLC. The aggregate gross proceeds of the offering were $39,100,000. The Company's total expenses in connection with the offering were $3,937,000, of which $2,737,000 was for underwriting discounts and commissions and $1,200,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, "Affiliates"). The Company's net proceeds from the offering were $35,163,000. From the Effective Date through June 30, 1998, the Company used a portion of the net proceeds as follows: (i) approximately $12,015,000 to purchase property and equipment, including a commercial office building, which the Company now uses as its headquarters, computers, software, furniture and other equipment and (ii) approximately $5,319,000 to fund operating losses and working capital requirements. None of these payments was made to Affiliates. As of June 30, 1998 the Company had approximately $17,829,000 of proceeds remaining from the offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in short-term, interest-bearing, investment-grade securities, including money market instruments.

                           PART II. OTHER INFORMATION
                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 27, 1998, the Company held its Annual Meeting of Stockholders (the "Annual Meeting").

         Matters voted on and the results of those votes are set forth below:

(1) Each of David Ehreth and John K.Kerr was elected to serve as a Class II director of the Company for a term expiring at the annual meeting of stockholders of the Company in 2001. Each of John S. Stafford, Jr., Charles K. Stewart and Michael A. Tzannes continued to serve as a director of the Company following the Annual Meeting. In addition, following the Annual Meeting, Jon C. Grimes and David C. Hunter were elected to serve as directors of the Company.

         The votes cast to elect the Class II directors were:

                                                                 Withheld
         Name                             For                    Authority
         -----------------------------------------------------------------

         David Ehreth                  12,815,935                  40,440
         John K. Kerr                  12,799,400                  56,975

                           PART II. OTHER INFORMATION
                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         Exhibit 11.1*   - Computation of Net Loss per Share

(b)  REPORTS ON FORM 8-K

         None.


--------------------

* filed herewith





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AWARE, INC.



         Date: August 4, 1998        By: /s/ Michael A. Tzannes
                                         ---------------------------------------
                                         Michael A. Tzannes, Chief Executive
                                         Officer and President


         Date: August 4, 1998        By: /s/ Richard P. Moberg
                                         ---------------------------------------
                                         Richard P. Moberg, Vice President and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)