Form 10-Q
period 1998-09-30
AWARE INC /MA/
filed 1998-11-12
CIK 1015739

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                        COMMISSION FILE NUMBER 000-21129


                                   AWARE, INC.
                                   -----------
            (Exact Name of Registrant as Specified in Its Charter)


         MASSACHUSETTS                               04-2911026
         -------------                               -----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


              40 MIDDDLESEX TURNPIKE, BEDFORD, MASSACHUSETTS, 01730
              -----------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)


                                 (781) 276-4000
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES  X               NO
                               ----                ----

Indicate the number of shares outstanding of the issuer's common stock as of October 30, 1998:

              CLASS                            NUMBER OF SHARES OUTSTANDING
              -----                            ----------------------------
Common Stock, par value $0.01 per share             20,731,867 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS



                                                                               Page
                                                                               ----
PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  September 30, 1998 and December 31, 1997...................... 3

                  Consolidated Condensed Statements of Operations for the
                  Three and Nine Months Ended September 30, 1998
                  and September 30, 1997........................................ 4

                  Consolidated Condensed Statements of Cash Flows for the
                  Nine Months Ended September 30, 1998
                  and September 30, 1997........................................ 5

                  Notes to Consolidated Condensed Financial Statements.......... 6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................... 7

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings.............................................17

Item 2.           Changes in Securities and Use of Proceeds.....................17

Item 6.           Exhibits and Reports on Form 8-K..............................18

                  Signatures....................................................18


                                       2

                          PART I. FINANCIAL INFORMATION
               ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   AWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                                  September 30,    December 31,
                                                                                      1998            1997
                                                                                  ------------    ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................   $ 14,777,864    $ 23,496,508
     Short-term investments ....................................................     10,047,562       2,607,411
     Accounts receivable (less allowance for doubtful
        accounts of $100,000 in 1998 and $50,000 in 1997) ......................      2,008,924       1,824,119
     Inventories ...............................................................        224,387         215,622
     Prepaid expenses ..........................................................        263,666         290,847
                                                                                   ------------    ------------
           Total current assets ................................................     27,322,403      28,434,507

Property and equipment, net of accumulated depreciation and
     amortization of $2,452,162 in 1998 and $1,330,281 in 1997 .................     10,583,140      10,846,025
                                                                                   ------------    ------------

Total assets ...................................................................   $ 37,905,543    $ 39,280,532
                                                                                   ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................   $    566,960    $  1,075,126
     Accrued expenses ..........................................................        121,595         185,676
     Accrued compensation ......................................................        377,339         326,558
     Accrued professional ......................................................         50,613          73,370
     Deferred revenue ..........................................................         18,750              --
                                                                                   ------------    ------------
             Total current liabilities .........................................      1,135,257       1,660,730

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding ..................................................             --              --
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 20,651,676 in 1998 and 19,646,024 in 1997 ........        206,517         196,460
      Additional paid-in capital ...............................................     54,152,011      52,640,360
      Accumulated deficit ......................................................    (17,588,242)    (14,764,056)
      Treasury stock ...........................................................             --        (452,962)
                                                                                   ------------    ------------
             Total stockholders' equity ........................................     36,770,286      37,619,802

Total liabilities and stockholders' equity .....................................   $ 37,905,543    $ 39,280,532
                                                                                   ============    ============


    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                  -------------------------------      -------------------------------
                                                       1998            1997                 1998            1997
                                                  --------------- ---------------      -------------------------------
Revenue:
    Product....................................      $   361,691     $  323,430           $ 1,281,272      $  574,523
    License and royalty.........................       2,341,210        146,344             4,437,200       2,301,462
    Research and development....................         643,792        252,726             2,063,741       1,518,017
                                                     -----------    -----------           -----------      ----------
        Total revenue...........................       3,346,693        722,500             7,782,213       4,394,002

Costs and expenses:
    Cost of product revenue.....................         301,849        387,375             1,135,611         879,433
    Research and development....................       2,376,617      1,815,765             6,868,635       4,681,977
    Selling and marketing.......................         620,222        605,016             2,249,693       1,472,006
    General and administrative..................         551,416        484,043             1,640,350       1,403,014
                                                     -----------    -----------           -----------     -----------
         Total costs and expenses...............       3,850,104      3,292,199            11,894,289       8,436,430

Loss from operations............................        (503,411)    (2,569,699)           (4,112,076)     (4,042,428)
Other income and expense........................         102,750             --               300,750              --
Interest income.................................         322,889        423,753               987,139       1,344,782
                                                     -----------    -----------           -----------     -----------
Net loss before provision for income taxes......         (77,772)    (2,145,946)           (2,824,187)     (2,697,646)
Provision for income taxes......................              --             --                    --              --
                                                     -----------    -----------           -----------     -----------
Net loss........................................     $   (77,772)   $(2,145,946)          $(2,824,187)    $(2,697,646)
                                                     ===========    ===========           ===========     ===========

Net loss per share - basic......................     $     (0.00)   $     (0.11)          $    (0.14)     $     (0.14)
Net loss per share - diluted....................     $     (0.00)   $     (0.11)          $    (0.14)     $     (0.14)
                                                     ===========    ===========           ===========     ===========

Weighted average shares - basic.................      20,636,604     19,430,032            20,192,611      19,257,651
Weighted average shares - diluted...............      20,636,604     19,430,032            20,192,611      19,257,651
                                                     ===========    ===========           ===========     ===========






    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                   ------------------------------------
                                                                        1998                1997
                                                                   ---------------     ----------------
Cash flows from operating activities:
   Net loss...................................................        $(2,824,187)        $(2,697,646)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization.............................          1,121,882             573,704
      Increase (decrease) from changes in assets and
liabilities:
         Accounts receivable..................................           (184,805)            617,477
         Unbilled accounts receivable.........................                 --              78,852
         Inventories..........................................             (8,765)            241,317
         Prepaid expenses.....................................             27,181            (272,658)
         Accounts payable.....................................           (508,166)            122,912
         Accrued expenses.....................................            (36,057)            122,567
         Deferred revenue.....................................             18,750                  --
                                                                      -----------         -----------
Net cash used in operating activities........................          (2,394,167)         (1,213,475)

Cash flows from investing activities:
    Purchases of property and equipment.......................           (858,996)         (8,591,428)
    Net sales (purchases) of short-term investments..........          (7,440,151)          3,057,316
                                                                      -----------         -----------
Net cash used in investing activities........................          (8,299,147)         (5,534,112)

Cash flows from financing activities:
     Proceeds from issuance of common stock...................          1,974,670           1,031,756
                                                                      -----------         -----------
Decrease in cash and cash equivalents.........................         (8,718,644)         (5,715,831)
Cash and cash equivalents, beginning of period................         23,496,508          31,092,273
                                                                      -----------         -----------
Cash and cash equivalents, end of period......................        $14,777,864         $25,376,442
                                                                      ===========         ===========


    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 1998, and of its operations and cash flows for the interim periods ended September 30, 1998 and 1997.

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

         The results of operations for the interim period ended September 30, 1998 are not necessarily indicative of the results to be expected for the year.

B)       INVENTORIES

         Inventories consist primarily of the following:

                                                                 September 30,   December 31,
                                                                      1998           1997
                                                                 -------------   ------------
               Raw materials...............................         $ 97,132       $163,555
               Work-in-process.............................               --             --
               Finished goods..............................          127,255         52,067
                                                                    --------       --------
                      Total................................         $224,387       $215,622
                                                                    ========       ========


C)       NET LOSS PER SHARE

         In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to December 1997, the Company computed earnings per share in accordance with APB Opinion No. 15, "Earnings per Share." The adoption of SFAS No. 128 had no effect on previously reported net loss per share for the three and nine month periods ended September 30, 1997.

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


OVERVIEW

     For its first seven years, the Company was primarily engaged in research, specializing in the application of transform mathematics, including wavelet to digital compression and telecommunications. In 1993, the Company shifted its business from contract research toward development and licensing of Asymmetric Digital Subscriber Line ("ADSL") and other broadband technologies as well as data and video compression software. Commencing in 1996 and 1997, the Company began to complement its ADSL technology licensing and development activities by offering ADSL products, including modems, access routers, transceiver modules, and development systems. The Company's two principal objectives with respect to its product business were to demonstrate its ADSL technology through its products, and to fill trial equipment opportunities until widespread deployment of ADSL services began.

In the second quarter of 1998, the Company made a decision to focus primarily on licensing its intellectual property and software to semiconductor companies and to systems companies that desire to vertically integrate Aware's technology to enable them to manufacture and sell integrated circuits incorporating Aware technology. The Company also intends to market its technology to: (i) telecommunications and data communications equipment companies to encourage them to design Aware technology into their products, and (ii) service providers to encourage them to deploy services, such as high-speed Internet Access, based on Aware technology. Additionally, the Company will continue to sell ADSL development systems to support its technology licensing business, as well as license hardware designs and software-based compression products.

The decision to focus the strategic direction on intellectual property and software licensing was driven by the following factors: (i) consolidation within the industry among ADSL technology providers created an opportunity for independent technology suppliers to fill a demand by semiconductor companies for such technology, (ii) the Company amended its agreement with Analog Devices, Inc. in March 1998 from an exclusive to a non-exclusive relationship, thus allowing the

Company to license its technology to other semiconductor companies, (iii) Aware believes that its intellectual property position with respect to full rate ADSL, splitterless Digital Subscriber Line ("DSL") Lite and emerging DSL standards affords it an opportunity to offer semiconductor companies valuable technologies and intellectual property, and (iv) recent ADSL equipment pricing pressure has caused the Company to conclude that there are other companies that could more efficiently manufacture, distribute and support ADSL equipment.

Accordingly, the Company believes its future revenue will consist principally of licensing, contract engineering, and royalty revenue. While the Company believes that product revenue will continue, the Company expects that it will decline as a percentage of total revenue.


RESULTS OF OPERATIONS

     Product Revenue. Product revenue consists primarily of revenue from the sale of ADSL modems, access routers, transceiver modules, and development systems. Product revenue increased by 11.8% from $323,430 in the third quarter of 1997 to $361,691 in the current year quarter. Product revenue as a percentage of total revenue was 10.8% in the third quarter of 1998 as compared to 44.8% in the corresponding quarter of 1997. The dollar increase is primarily due to increased revenue from the sale of development systems and the shipment of prototype transceiver modules. The increase was partially offset by lower revenue from transceiver modules.

For the nine months ended September 30, product revenue increased by 123.0% from $574,523 in 1997 to $1,281,272 in 1998. Product revenue as a percentage of total revenue was 16.5% for the first nine months of 1998 as compared to 13.1% in the corresponding period of 1997. The dollar increase is primarily due to the availability of products in the current year periods that were not available in the prior year periods. Such new products include the Company's development systems and x200 Access Routers. To a lesser degree, the increase in product revenue was also the result of shipments of prototype transceiver modules.

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

License and royalty revenue increased by 1500% from $146,344 in the third quarter of 1997 to $2,341,210 in the current year quarter. License and royalty revenue as a percentage of total revenue was 70.0% in the third quarter of 1998 as compared to 20.3% in the corresponding quarter of 1997. The dollar increase, as well as the increase as a percentage of total revenue, is primarily due to:
(i) a substantial increase in telecommunications licensing and royalty revenue, of which there was none in the corresponding quarter of 1997, and (ii) to a lesser degree, higher compression software license revenue. The increase in telecommunications licensing revenue was primarily attributable to revenue from license transactions with the Company's lead customers, including Analog Devices Inc. ("ADI"), Lucent Technologies Inc. ("Lucent"), Siemens AG ("Siemens") and 3Com Corp. ("3Com"). Such license revenue was fairly evenly distributed among these four customers.

For the nine months ended September 30, license and royalty revenue increased by 92.8% from $2,301,462 in 1997 to $4,437,200 in 1998. License and royalty revenue as a percentage of total revenue was 57.0% for the first nine months of 1998 as compared to 52.4% in the corresponding period of 1997. The dollar increase, as well as the increase as a percentage of total revenue, was primarily due to a substantial increase in telecommunications licensing and royalty revenue. The increase was partially offset by lower compression software license sales. The increase in telecommunications licensing revenue was primarily attributable to license transactions with the Company's lead customers, including ADI, Lucent, Siemens and 3Com. The decrease in compression software revenue was primarily due to a significant compression software license sale in the second quarter of 1997 that did not reoccur in the current year.

     Research and Development Revenue. Research and development revenue consists primarily of revenue from commercial contract engineering and development, and government research contracts. Research and development revenue increased by 154.7% from $252,726 in the third quarter of 1997 to $643,792 in the current year quarter. Research and development revenue as a percentage of total revenue was 19.2% in the third quarter of 1998 as compared to 35.0% in the corresponding quarter of 1997. The dollar increase is primarily due to an increase in commercial engineering revenue, which was partially offset by lower revenue from U.S. government research projects. The increase in commercial engineering project revenue is primarily due to the development of splitterless DSL-Lite technology with a telecommunications customer that commenced in the fourth quarter of 1997, which was partially offset by the temporary suspension of the Company's Hybrid Fiber Coaxial ("HFC") project in the third quarter of 1997. U.S. government research revenue is lower due to a decision by the Company to shift away from this type of business.

For the nine months ended September 30, research and development revenue increased by 35.9% from $1,518,017 in 1997 to $2,063,741 in 1998. Research and development revenue as a percentage of total revenue was 26.5% for the first nine months of 1998 as compared to 34.5% in the corresponding period of 1997. The dollar increase is primarily due to an increase in commercial engineering revenue, which was partially offset by lower U.S. government research revenue. The increase in commercial engineering project revenue is primarily due to the development of splitterless DSL-Lite technology with a telecommunications customer that commenced in the fourth quarter of 1997.

     Cost of Product Revenue. Cost of product revenue consists primarily of: (i) direct material, direct labor, and overhead costs to produce the Company's products, (ii) cost of goods for purchases of finished inventory from third party suppliers, and (iii) provisions for excess and obsolete inventory.

Cost of product revenue as a percentage of product revenue was 83.5% in the third quarter of 1998 as compared to 119.8% in the corresponding quarter of 1997. The cost of product revenue as a percentage of product revenue in both periods primarily reflects high material, labor and fixed manufacturing costs due to relatively low production volumes, and provisions for excess and obsolete inventory of $75,000 in the third quarter of 1998 and $50,000 in the third quarter of 1997. Excluding obsolete inventory provisions, cost of product revenue as a percentage of product revenue was 62.7% in the third quarter of 1998 and 104.3% in the third quarter of 1997.

Cost of product revenue as a percentage of product revenue was 88.6% for the first nine months of 1998 as compared to 153.1% in the corresponding 1997 period. The cost of product revenue as a percentage of product revenue in both periods primarily reflects high material, labor and fixed manufacturing costs due to relatively low production volumes, and provisions for excess and obsolete inventory of $225,000 in both nine month periods. Excluding obsolete inventory provisions, cost of product revenue as a percentage of product revenue was 71.1% for the first nine months of 1998 as compared to 113.9% in the corresponding 1997 period.

     Research and Development Expense. Research and development expense consists primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities. Research and development expense increased by 30.9% from $1,815,765 in the third quarter of 1997 to $2,376,617 in the current year quarter. For the nine month period ended September 30, research and development expense increased by 46.7% from $4,681,977 in 1997 to $6,868,635 in 1998. For the three and nine month periods, the increase in research and development expense is primarily due to engineering developments for joint products with our key customers, ADI, Lucent and Siemens. The increase was also attributable to higher development spending on our core ADSL, splitterless DSL-Lite, Very High Speed Digital Subscriber Line ("VDSL"), and Application Specific Integrated Circuits ("ASIC") Core technologies. Increased spending on these projects was partially offset by no spending on the Company's HFC project, which was temporarily suspended in the third quarter of 1997. The Company anticipates that research and development spending will continue to grow in future periods.

     Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Selling and marketing expense increased by 2.5% from $605,016 in the third quarter of 1997 to $620,222 in the current year quarter. The increase is primarily due to increased marketing costs to create awareness of the Company's technology, which was partially offset by lower sales and support staff spending resulting from the realignment of the sales organization with the Company's strategy in the second quarter of 1998.

For the nine month period ended September 30, selling and marketing expense increased by 52.8% from $1,472,006 in 1997 to $2,249,693 in 1998. The increase is primarily due to: (i) non-recurring costs incurred in the second quarter of 1998 to better align the sales organization with the Company's strategy, and
(ii) increased marketing costs to create awareness of the Company's technology.

     General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, expenses related to being a public company, and professional services, such as legal and audit expenses. General and administrative expense increased by 13.9% from $484,043 in the third quarter of 1997 to $551,416 in the current year quarter. The increase is primarily due to additions to the Company's information systems organization, and incremental costs associated with the realignment of the executive staff, which was partially offset by lower investor relations expense.

For the nine month period ended September 30, general and administrative expense increased 16.9% from $1,403,014 in 1997 to $1,640,350 in 1998. The increase is primarily due to: (i) additions to the Company's finance and information systems organizations to support organizational growth, (ii) incremental costs associated with the realignment of the executive staff and (iii) investor relations and public company expenses.

     Other Income and Expense. Other income increased from zero in the third quarter of 1997 to $102,750 in the current year quarter. For the nine month period ended September 30, other income increased from zero in 1997 to $300,750 in 1998. Other income in both periods primarily relates to rental income from a real estate lease. When the Company completed the purchase of its headquarters building in July 1997, the terms of the purchase agreement required the Company to sublet 24,000 square feet to the seller for a period of 18 months.

     Interest Income. Interest income decreased 23.8% from $423,753 in the third quarter of 1997 to $322,889 in the current year quarter. For the nine month period ended September 30, interest income decreased 26.6% from $1,344,782 in 1997 to $987,139 in 1998. The decrease in both periods is primarily a result of lower cash balances due to: (i) the purchase and renovation of the Company's 72,000 square foot headquarters building, (ii) the acquisition of computers, software, furniture, and other equipment primarily used in research and development activities, and (iii) the use of cash to fund operating losses.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At December 31, 1997, the Company had available federal net operating loss carryforwards of approximately $16,586,000, which expire in 2003 through 2012, and federal research and development credit carryforwards of approximately $791,000, which expire in 2003 through 2012. At December 31, 1997, the Company also had available state net operating loss carryforwards of approximately $9,261,000, which expire in 1998 through 2002 and state research and development and investment tax credit carryforwards of approximately $395,000, which expire in 2006 through 2012. Of the total net operating loss carryforwards, approximately $1,906,000 are attributable to the exercise of stock options, and the tax benefit from these losses, when utilized, will be credited to additional paid-in capital.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash, cash equivalents and short-term investments of $24,825,426, a decrease of $1,278,493 from December 31, 1997. This decrease is primarily due to $2,394,167 of cash used in operations and $858,996 of cash invested in property and equipment. These uses of cash were partially offset by $1,974,670 of proceeds from the issuance of common stock under the Company's employee stock option plans.

Cash used in operations was primarily related to operating losses and working capital requirements. Property and equipment spending was primarily related to purchases of computers, software, furniture and other equipment used principally in research and development activities.

While there can be no assurance that the Company will not require additional financing, or that such financing will be available to the Company, the Company believes that its financial resources are adequate to meet its liquidity requirements over the next twelve months.


YEAR 2000 COMPLIANCE

Many currently installed software products and computer systems are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

The Company has implemented a program to consider and address Year 2000 issues. A project team led by members of the Company's management is making a detailed assessment of (i) software that the Company licenses to third parties and (ii) software that the Company uses internally. The assessment is nearly complete and the Company has begun implementing solutions to address Year 2000 issues that it has identified.

Most of the software that the Company licenses to third parties is aimed at transmitting or compressing data and is not date sensitive. The Company does license some software that is date sensitive, which the Company believes is now Year 2000 compliant. Although the Company believes the software it licenses is either Year 2000 compliant or not affected by Year 2000 issues, the Company's software is typically used in conjunction with other software and computer systems supplied by third parties. The failure of other software or computer systems to be year 2000 compliant when used in conjunction with the Company's software could cause the entire application to perform improperly. Failure of applications that contain the Company's software to be Year 2000 compliant could result in fewer or no sales of those applications, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has reviewed the software it uses internally to determine whether it is Year 2000 compliant. In those instances in which the software was not Year 2000 compliant, the Company is planning either to replace the software with Year 2000 compliant software or to obtain patches that will make the software Year 2000 compliant. The Company is in the process of obtaining and implementing the replacement software and patches, a process which the Company expects to complete in 1999. Based on the foregoing, the Company currently has no reason to believe that its internal software systems will not be Year 2000 compliant.

To date, the Company has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in the software the Company licenses or in its own internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such software Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company has assessed whether its internal software systems are Year 2000 compliant, it has not conducted a Year 2000 review of all of its vendors and suppliers. Failure of systems maintained by the Company's vendors and suppliers to operate properly with regard to the Year 2000 and thereafter could require the Company to incur significant unanticipated expenses to remedy any problems or replace affected vendors and suppliers which could have a material adverse effect on the Company's business, financial condition and results of operations.


RISK FACTORS

The Company believes that the occurrence of any one or some combination of the following factors could have a material adverse effect on the Company's business, financial condition and results of operations.

History of Operating Losses; no Assurance of Profitability

     The Company has incurred operating losses in every fiscal year since inception. As of September 30, 1998, the Company's accumulated deficit was approximately $17.6 million. The Company believes that substantial on-going research and development expenses will be required to enhance its technology and to meet contractual requirements with its customers. There can be no assurance that the Company will achieve profitable operations in any future period.

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

Dependence on Acceptance of DSL Technology

     The Company's future success is substantially dependent upon whether DSL technology gains widespread commercial acceptance by the telephone companies ("telcos") and end users of telco services. Although a global standard has been determined for splitterless DSL-Lite, the G.992.2 International Telecommunications Union standard, as well as for full-rate ADSL (G.992.1), telcos continue to evaluate DSL technology, and there can be no assurance that the telcos will pursue the deployment of such technology. The Company believes that volume deployment of DSL technology and equipment will not commence before the end of 1998, if at all.

Dependence Upon Limited Number of Licensees

     The Company neither manufactures nor sells equipment containing its DSL technology in any meaningful volume. Rather, the Company licenses its technology to semiconductor and systems companies that incorporate Aware technology into DSL chipsets and systems. There can be no assurance that the Company will be successful in maintaining its relationships with its current licensees or in entering into new relationships with additional licensees. The Company faces numerous risks in successfully obtaining licensees on terms consistent with the Company's business model, including, among others, the lengthy and expensive process of building a relationship with a potential licensee before there is any assurance of a license agreement with such party; persuading large semiconductor and systems companies to work with and rely on Aware for critical technology; persuading potential licensees to bear certain development costs associated with Aware technology and to make the necessary investment to successfully produce Aware-based chipsets and systems; and successfully transferring technical know-how to licensees. In addition, there are a relatively limited number of larger semiconductor and systems companies to which the Company could license its DSL technology in a manner consistent with its business model. There can be no assurance that customers will not use their superior size and bargaining power to demand license terms that are unfavorable to the Company. The Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies.

Dependence Upon Systems Companies

Although sales of Aware-based chipsets to systems companies that have adopted the Company's technology for their products are not made directly by the Company, such sales directly affect the amount of royalties received by the Company. Therefore, the Company's success is substantially dependent upon the adoption of the Company's DSL technology by systems companies, particularly those which develop and market high-volume business and consumer products such as central office line cards, modems and personal computers. The Company is subject to many risks beyond its control that influence the success or failure of a particular systems company, including among others competition faced by the systems company in its particular industry; market acceptance of the systems company's products; the engineering, sales and marketing, and management capabilities of the systems company; technical challenges unrelated to Aware technology faced by the systems company in developing its products; and the financial and other resources of the systems company. The process of persuading systems companies to adopt the Company's technology can be lengthy and, even if adopted, there can be no assurance that the Aware technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company. Aware must dedicate substantial resources to market its technologies to and to support systems companies, in addition to supporting the sales and marketing and technical efforts of its licensees in promoting Aware technology to systems companies. The Company's royalty revenue is often based on the selling prices of its licensees' products. The Company has little or no control over such selling prices or the efforts the licensees use to promote such products. Failure of the Company's licensees to achieve significant sales of these products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's operating results will depend to a significant extent on its ability to introduce enhancements and new generations of its DSL technology which keep pace with other changes in the semiconductor and telecommunications industries and which achieve rapid market acceptance. The Company must continually devote significant engineering resources to addressing the ever-increasing need for technical innovations. Technical innovations of the type that will be required for the Company to be successful are inherently complex and require long development cycles, and there can be no assurance that the Company's development efforts will ultimately be successful. In addition, these innovations must be completed before changes in the semiconductor and telecommunications industries have rendered them obsolete, must be available when systems companies require them, and must be sufficiently compelling to cause semiconductor and systems companies to enter into licensing arrangements with Aware for the new technology. There can be no assurance that Aware will be able to meet these requirements. Moreover, significant technological innovations generally require a substantial investment before their commercial viability can be determined. There can be no assurance that the Company will have the financial resources necessary to fund future development, that the Company's licensees will continue to share certain research and development costs with the Company as they have in the past, or that revenues from enhancements or new generations of the Company's technology, even if successfully developed, will exceed the costs of development.

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

Dependence on Hiring and Retaining Personnel

     The Company believes that its future success will depend significantly on its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. During 1997 and the first nine months of 1998, the Company experienced difficulty in hiring all of the additional highly qualified engineers it had contemplated in its business plans. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel required to grow and operate profitably.

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

In an environment of rapid technological change and rapidly changing product offerings, product cycles tend to be short, and therefore, the Company may need to write-off excess and obsolete inventory from time-to-time. For the year ended 1997 and the first nine months of 1998, the Company recorded provisions for excess and obsolete inventory of $275,000 and $225,000, respectively.

Volatility of Stock Price

The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company, its licensees or its competitors, developments with respect to industry standards, patents or proprietary rights and other events or factors. The trading price of the Company's Common Stock could also be subject to wide fluctuations in response to the publication of reports and changes in financial estimates by securities analysts, and it is possible that the Company's actual results in one or more future periods will fall short of those estimates by securities analysts. In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

Year 2000

     See "Year 2000 Compliance" above for a description of the risks the Company faces in connection with Year 2000 issues.

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


                                     ITEM 2:
                    CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds

     The Company sold 3,910,000 shares of the Company's Common Stock, par value $.01 per share, on August 14, 1996 and September 9, 1996, pursuant to a Registration Statement on Form S-1 (File No. 333-06807), which was declared effective by the Securities and Exchange Commission on August 8, 1996 (the "Effective Date"). The managing underwriters of the offering were BancBoston Robertson Stephens Inc. and ING Barrings Furman Selz LLC. The aggregate gross proceeds of the offering were $39,100,000. The Company's total expenses in connection with the offering were $3,937,000, of which $2,737,000 was for underwriting discounts and commissions and $1,200,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, "Affiliates"). The Company's net proceeds from the offering were $35,163,000. From the Effective Date through September 30, 1998, the Company used a portion of the net proceeds as follows:
(i) approximately $12,260,000 to purchase property and equipment, including a commercial office building, which the Company now uses as its headquarters, computers, software, furniture and other equipment and (ii) approximately $4,996,000 to fund operating losses and working capital requirements. None of these payments was made to Affiliates. As of September 30, 1998 the Company had approximately $17,907,000 of proceeds remaining from the offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in short-term, interest-bearing, investment-grade securities, including money market instruments.

                           PART II. OTHER INFORMATION
                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

         Exhibit 11.1*   --  Computation of Net Loss per Share

(b)  REPORTS ON FORM 8-K

         None.


------------------------
* filed herewith







                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AWARE, INC.


 Date: November 6, 1998         By: /s/ Michael A. Tzannes
                                     ---------------------
                                    Michael A. Tzannes, Chief Executive
                                    Officer and President


 Date: November 6, 1998         By: /s/ Richard P. Moberg
                                    ---------------------
                                    Richard P. Moberg, Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)