Form 10-K405
period 1998-12-31
AWARE INC /MA/
filed 1999-03-30
CIK 1015739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 000-21129

                                   AWARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        MASSACHUSETTS                                  04-2911026
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

              40 MIDDLESEX TURNPIKE, BEDFORD, MASSACHUSETTS, 01730
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (781) 276-4000
              (Registrant's Telephone Number, Including Area Code)

               Securities registered pursuant to Section 12(b) of
                 the Act: NONE Securities registered pursuant to
                            Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999, based on the closing price of the Common Stock on February 26, 1999 as reported on the Nasdaq National Market, was approximately $639,425,242.

The number of shares outstanding of the registrant's common stock as of February 26, 1999 was 21,173,488.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the registrant's Annual Meeting of Shareholders to be held on May 25, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                   AWARE, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business....................................................................................   3
Item 2.   Properties..................................................................................  18
Item 3.   Legal Proceedings...........................................................................  18
Item 4.   Submission of Matters to a Vote of Security Holders.........................................  18


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......................   19
Item 6.   Selected Financial Data....................................................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations...............................................................................  21
Item 8.   Financial Statements and Supplementary Data.................................................  34
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................................................  50


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant..........................................  51
Item 11.  Executive Compensation......................................................................  52
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................  52
Item 13.  Certain Relationships and Related Transactions..............................................  52


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.............................  53


Signatures............................................................................................  56

                                     PART I


ITEM 1.  BUSINESS


                                     GENERAL


Aware, Inc. (the "Company" or "Aware") was incorporated in Massachusetts in 1986. During its first seven years, the Company was engaged primarily in contract research, specializing in wavelet mathematics, digital compression, and telecommunications, including digital modulation and coding. In 1993, Aware shifted its business from contract research toward the development and licensing of Digital Subscriber Line ("DSL") technology, as well as data and video compression software. DSL technology increases the speed of data communications over conventional copper telephone networks so that telephone companies ("telcos") can use their installed bases of copper telephone lines to provide both residential and business customers with interactive data transmission at speeds much higher than currently available.

Commencing in 1996, the Company complemented its DSL technology development and licensing activities by offering DSL hardware products. The Company's product strategy during this period was to demonstrate its technology in these products and to fill trial equipment opportunities until widespread deployment of DSL services began. In 1998, after continued DSL market evolution, the Company refocused on licensing its DSL intellectual property and software to semiconductor and equipment manufacturers to enable them to manufacture and sell integrated circuits and products incorporating Aware technology. Although the Company continues to sell certain DSL hardware products that support its technology licensing activities, its principal business focus is on technology licensing.

The Company also sells software-based compression products, including WSQ by Aware, AccuPress for Radiology, AccuPress for Remote Sensing, AccuPress for Multimedia, and SeisPact.

The Company's executive offices are located at 40 Middlesex Turnpike, Bedford, Massachusetts, 01730, and its telephone number is (781) 276-4000.

                               INDUSTRY BACKGROUND


Businesses and consumers are increasingly demanding high-speed network access in order to take advantage of Internet services, such as electronic commerce, and new data intensive network applications, such as telecommuting. Incumbent and new competitive service providers, including service providers such as Regional Bell Operating Companies, Competitive Local Exchange Carriers, and European PTTs, initially have responded to these demands by significantly increasing the data transmission speed and capacity of the core infrastructure, or "backbone," that links their central office locations. Service providers have made less progress improving access speed and capacity along the "last mile" that connects central office locations with homes and businesses. While large businesses have the resources to take advantage of access technologies that leverage the use of fiber optic cable or dedicated access lines (such as T-1 service), the cost and availability of these technologies are prohibitive to other network users. Without improved access technologies, many residential and small business users will not be able to take full advantage of the range of existing and emerging Internet services and data intensive applications.

Residential and small business users have begun to benefit from emerging broadband technologies, which enable high-speed network access over a cable line or a single telephone line. The cable industry recently has begun to leverage its installed base of coaxial cable by marketing and installing cable modems that provide high-speed access to residential and home office users through the existing cable network. The Yankee Group expects the number of cable modem subscribers to increase from 425,000 in 1998 to 4.3 million in 2002. The deployment of cable modems has begun to validate the demand for broadband access and to further demonstrate that consumers are willing to pay a premium for increased access speed. Cable broadband access can involve significant deployment costs, since cable providers must make substantial capital investments to upgrade their networks to allow two-way transmissions and either cable providers or users must hire technicians to complete in-house installations. Moreover, the use of cable modems has raised user concerns about the loss of access speed that occurs with increased use of a cable line, the security of transmissions and the absence of choice of Internet service providers.

Broadband access over existing telephone networks offers significant advantages as a medium for providing high-speed network access to residential and small business users. The worldwide telephone network of over 750 million copper wire lines already spans the distance between central office locations and end users; this "last mile" is where the bottleneck for deploying high-speed access exists. Many residential and small business users currently rely on conventional voiceband modems that use the telephone line as a relatively inexpensive way to gain network access. The rate at which voiceband modems can transmit data has evolved over the past two decades from 2.4 kilobits per second, or Kbps, to 56 Kbps, but current speeds are still too slow for some existing data applications and will be unable to provide the bandwidth for many anticipated applications. In addition, voiceband modems cannot support simultaneous voice and data services.

Advances in semiconductor integration and digital signal processing have led to the development of broadband access technology, known as Digital Subscriber Line or DSL, technology, which can transmit data over telephone lines significantly faster than voiceband modems. The first DSL technology, known as Asymmetric Digital Subscriber Line or full-rate ADSL, was created in the late 1980s and enables data to be transmitted at speeds more than 100 times faster than 56 Kbps voiceband modems. Full-rate ADSL permits voice and data traffic to be transmitted simultaneously on the same line, but this requires that a technician install a filter, known as a "splitter," at each user's site, which increases the deployment cost.

In October 1998, the International Telecommunications Union announced a new global "splitterless" ADSL standard called "G.lite." G.lite services are capable of providing data transmission speeds between ten and thirty times faster than those of voiceband modems, while permitting voice and data traffic to be transmitted simultaneously without the need to install splitters. G.lite-enabled modems can be installed in or connected to personal computers, and then easily activated by users without outside technical assistance or significant additional expense. As a result, the combination of G.lite-enabled modems and G.lite-enabled service provider equipment can provide high-speed network access to residences and small offices at a lower cost than full-rate ADSL.

The deployment of DSL services requires a broad range of products from central office equipment, such as telephone switches, digital subscriber line access multiplexers and digital loop carriers, to internal and stand-alone personal computer modems at end-user locations. Service providers typically put these new broadband access products through a rigorous approval process before deploying them on a broad basis. The approval process usually involves a number of phases, including: (i) laboratory evaluation, in which the product is tested against industry standards; (ii) technical trial, in which the product is tested in the field with a small number of users; (iii) marketing trial, in which the product is tested in the field with a larger number of users and the service provider begins to train its personnel to install and maintain the product; (iv) initial commercial deployment, in which the service provider makes the product available to selected customers for selected applications; and (v) commercial deployment.

Full-rate ADSL technology has been going through the above process since 1996 and commercial deployments by telephone companies and other service providers have commenced. A number of service providers, including Bell Atlantic, British Columbia Telecom, Covad, Deutsche Telecom, GTE, SBC, Singapore Telecom and US West are offering full-rate ADSL service in regions in North America, Europe and Asia. These service providers are able to purchase full-rate ADSL equipment from a large number of telecommunications and data communications companies, including Alcatel, Cisco, Diamond Lane Communications, Ericsson, Newbridge Networks and Nokia, many of whom use DSL chipsets from Analog Devices incorporating Aware's technology. In addition, Compaq Computer Corporation and Dell Computer Corporation have begun shipping personal computers with internal DSL-enabled modems directly to end users. Compaq uses a dual-mode DSL-Lite and 56 Kbps solution from Lucent that incorporates Aware's DSL-Lite technology. Aware believes that these deployments will increase market awareness of DSL capabilities and therefore may accelerate the roll-out of DSL services.



                                   TECHNOLOGY


Aware is a leading provider of DSL technology that meets the requirements of chipset and equipment manufacturers for standard-compliant technology solutions. The Company's core telecommunications technology is based on its research into wavelet mathematics and digital communications. From that core technology, three principal telecommunications technologies have emerged, including: (i) Full-rate ADSL technology, (ii) DSL-Lite technology, and (iii) DWMT-based technology for emerging broadband applications

Full-Rate ADSL Technology

Full-rate ADSL is a method for expanding the useable bandwidth of copper wire. Typically, full-rate ADSL systems divide a 1.1 megahertz (MHz) bandwidth on copper wire into three segments: (i) the 0 to 4 kilohertz (KHz) range is used for plain old telephone service ("POTS"), (ii) the 26 KHz to 138 KHz range is used to transmit data upstream, and (iii) the 138 KHz to 1.1 MHz range is used to transmit information downstream. The American National Standards Institute has published an industry standard (known as T1.413) for full-rate ADSL in the United States. The International Telecommunications

Union has established an identical global industry standard for full-rate ADSL, known as G.992.1. The American National Standards Institute and International Telecommunications Union specifications call for operation rates of up to 8 Mbps downstream and up to 640 Kbps upstream when operating over telephone lines at a distance of up to 18,000 feet.

In addition to higher-speed data capabilities, full-rate ADSL offers the following advantages over voiceband modems:

     (1) full-rate ADSL allows simultaneous voice and data traffic over a single telephone line; and
     (2) full-rate ADSL can easily distinguish between voice calls and data calls because they each occupy different frequency bands. Today, telephone company equipment does not distinguish between voice and data calls. A data call lasts on average much longer than a voice call. Because telephone company switches were designed based upon the average length of a voice phone call, they become inefficient when a large number of data calls are placed. Full-rate ADSL allows service providers to take data traffic off the switch and alleviate this bottleneck.

Standard compliant full-rate ADSL uses a modulation technique known as discrete multitone, or DMT. DMT divides the upstream and downstream bands into a collection of smaller frequency ranges of approximately 4 kHz each, called subchannels. During transmission, each 4 kHz subchannel carries a portion of the total data rate. By dividing the transmission bandwidth into a collection of subchannels, DMT is able to adapt to the distinct characteristics of each telephone line and maximize the data transmission rate. Telephone lines are best suited for transmission of the low frequencies associated with voice traffic (0-4 kHz). The high frequencies that are used for full-rate ADSL transmissions experience distortion and attenuation when sent over telephone lines - the higher the frequency, the more the attenuation. DMT effectively divides the data into a collection of smaller bandwidth transmissions, each of which occupies a frequency range and is optimized to maximize the data throughput in that range. The American National Standards Institute and International Telecommunications Union standards both established DMT as the standard modulation technique for full-rate ADSL.

An alternative modulation technique to DMT is carrierless amplitude phase, or CAP. CAP is a single-carrier modulation technique developed by AT&T Paradyne Corp. The fundamental difference between CAP and DMT is that CAP treats each of the upstream and downstream frequency ranges as a single element over which as many information bits as possible are transmitted. CAP was not adopted as a standard ADSL technology, and every major equipment supplier with products incorporating CAP has announced its intention to migrate to DMT, although there can be no assurances that these equipment suppliers will migrate to DMT, or, if they do, at what rate.

Full-rate ADSL, however, requires the installation of a filter, or splitter, at the end user's residence or place of business in order to handle simultaneous data and voice traffic.


DSL-Lite Technology

In a significant improvement over full-rate ADSL, G.Lite (Aware's implementation of G.Lite is called DSL-Lite) enables simultaneous voice traffic and data traffic without requiring installation of a splitter. In the absence of a splitter, the frequencies used by the DSL-Lite signal are subjected to numerous voice traffic phenomena. For example, a telephone being picked up results in a change in the characteristics of the frequencies used by DSL-Lite. Aware has invented, implemented and applied for patents on proprietary signal processing techniques that compensate for the effects of this and other related phenomena and maintain DSL-Lite data transmission. These techniques enable "splitterless" DSL.

In 1997, the Universal ADSL Working Group was formed by Compaq, Intel, Microsoft and others to promote development of a standard for splitterless DSL. At the urging of this Group, the International Telecommunications Union began development of a global standard G.lite, in late 1997. In October 1998, the International Telecommunications Union determined the G.lite standard, which it renamed G.992.2. G.992.2 is based upon DMT technology. Aware provided key technical submissions involving splitterless operation, which avoids the costs associated with the installation of a splitter.

G.lite specifies downstream data transmission rates of up to 1.5 Mbps and upstream data transmission rates of up to 512 Kbps, at distances of up to 24,000 feet. Typically, G.lite systems divide a 550 KHz bandwidth on copper wire into three segments: (i) the 0 to 4 kilohertz (KHz) range is used for POTS, (ii) the 26 KHz to 138 KHz range is used to transmit data upstream and (iii) the 138 KHz to 550 KHz range is used to transmit information downstream.

DSL-Lite has several primary advantages over full-rate ADSL:

     (1) DSL-Lite reduces the deployment costs of DSL services by eliminating the need to install a splitter in every home;
     (2) DSL-Lite-enabled modems allow consumers to plug broadband modems into the wall in a "plug and play" format as they currently do with voiceband equipment;
     (3) DSL-Lite enables personal computer manufacturers to integrate DSL-Lite capabilities into personal computers, just as they do with voiceband modem technology; and
     (4) DSL-Lite is designed to be compatible with full-rate ADSL equipment installed in service provider central offices, enabling service providers to use their installed full-rate ADSL equipment to provide DSL-Lite functionality.


DWMT-based Technology For Emerging Broadband Applications

DMT divides a frequency range into the desired number of subchannels by using a time-domain to frequency-domain transform. The subchannelization method used in DMT technology utilizes a mathematical process called a Fourier transform. This technique has been used in the telecommunications industry since the 1960s, but has become more practical for high-speed, high-volume use as digital signal processors have improved. Because of fundamental limits associated with these transforms, the process of creating isolated subchannels is imperfect. These imperfections inhibit modems from achieving theoretical performance limits in real-world environments.

Aware has invented and patented a proprietary communications technology based on wavelet mathematics called discrete wavelet multitone, or DWMT. Aware believes that, as a result of its research and development of DWMT technology, it is a leader in commercialization of wavelets for telecommunications. The wavelet transform yields significantly better subchannelization than the Fourier transform. This technique more closely approximates ideal subchannelization, enabling DWMT technology to outperform DMT technology in a noisy environment.

Aware is developing a DWMT chipset capable of achieving higher-speed data transmission. While full-rate ADSL occupies approximately 1 MHz of bandwidth, Aware's DWMT chipset facilitates data transmission over more than 2 MHz of bandwidth and supports the higher data rates associated with emerging broadband technologies. Examples of emerging broadband technologies include:

Symmetric Digital Subscriber Line, or SDSL, enables data transmission rates from 1 Mbps to greater than 10 Mbps simultaneously in both directions on single twisted-pair copper wire over distances of up to

18,000 feet. Aware believes that SDSL can be used for business applications such as interconnecting local area networks, as well as enhanced telephony applications.

Very high-speed Digital Subscriber Line, or VDSL, is being designed with the objective of providing performance up to six times faster than full-rate ADSL, but it will be able to do so only over shorter distances. Aware believes that VDSL technology will be part of the next generation of high-speed user access. The goal of VDSL is to enable service providers to deliver a combination of digital television, data dial-tone and regular telephone service on a single twisted-pair copper wire. Because VDSL is capable of transmitting only over a shorter distance, it will require service providers to deploy fiber optic cable closer to the end user.

                            STRATEGY & BUSINESS MODEL


Aware licenses its DSL technology solutions -- including full-rate ADSL and DSL-Lite -- to semiconductor manufacturers that supply chipsets to central office equipment suppliers, modem manufacturers and personal computer makers, as well as to equipment manufacturers that incorporate Aware technology into their own products. Equipment manufacturers in turn provide their DSL-enabled products to service providers seeking to provide DSL services, or to end users seeking to subscribe to such services. To support its technology licensing activities, the Company also markets its technology to equipment manufacturers and service providers to encourage them to use Aware-based technology in their products or services. Aware's strategy is based on the following key elements:

Serve as Independent Technology Provider. Only a few technology companies have successfully developed DSL technology, and many of them are affiliated with semiconductor or equipment manufacturers. This presents a significant and growing opportunity for independent providers that are able to supply full-rate ADSL and DSL-Lite technology to chipset manufacturers for DSL equipment markets. Aware believes that, as the market for DSL broadband access products and services grows, semiconductor manufacturers and other market participants will demand an independent source of DSL technology.

Maintain DSL Technology Leadership. Aware's full-rate DSL technology was the foundation for its development of DSL-Lite, a new technology that underlies, in part, the recently established industry standard for G.lite. Aware regularly interacts with equipment providers that sell DSL products to end users. Through its relationships with these suppliers, who are customers of the Company's licensees or direct customer's of Aware, Aware gains valuable product development information regarding market trends, end user requirements and technological requirements of products and services under development. Aware intends to exploit its DSL technology leadership to develop the intellectual property and software necessary to enable its customers to develop next-generation DSL chipsets and products.

Leverage Aware's and its Customers' Strengths. Aware's strategy is to leverage the technology and expertise it has developed over years of research and development efforts, without having to make significant expenditures to develop the infrastructure required to sell equipment-based DSL products itself. Instead, Aware combines its DSL technological leadership with the sales and marketing resources and distribution channels of its licensees to create royalty revenue. From Aware's customers' perspective, they are able to incorporate Aware's DSL technology into their existing semiconductor products in order to preserve the value of their product development investments. Furthermore, by relying on Aware to provide the core DSL technology, Aware's customers can focus their internal research and development resources on differentiating their chipset products from those of their competitors.

Provide Flexible DSL Technology Solution. Aware has developed DSL technology that can be incorporated into a variety of chipset architectures. Aware's DSL technology enables chipset manufacturers to design and manufacture chipsets for DSL products ranging from fully programmable products, such as digital signal processing chips, to fully fixed function products, such as application specific integrated circuits. Moreover, future end user demands regarding functionality and price can be expected to drive the DSL technology needs of Aware's licensees in ways that are difficult to predict. Aware will continue to provide DSL technology supporting a broad range of DSL chipsets and products.

Influence the Establishment of Industry Standards. Aware has been and remains deeply involved in industry-wide efforts to set DSL technology standards. Aware recently took part in the international effort to develop a standard splitterless ADSL solution, which resulted in the determination of the G.lite standard by the International Telecommunications Union in October 1998. By actively participating in the establishment of industry standards, Aware is better able to influence development of the standards and to anticipate and identify technological changes affecting the DSL industry. Once a DSL standard has been determined, Aware implements its interpretations of the standard consistently across its customer base, so that all products based on its DSL technology are interoperable.

Reduction of Risk and Time-to-Market. By relying on Aware's experience, its licensees can avoid many of the risks of development failure or delay they would have faced in developing needed DSL technology internally. Given the complexity of DSL technology, licensees of Aware's technology benefit from its seven years of experience in designing, developing, integrating and deploying DSL technology. If a semiconductor manufacturer elects to develop its own DSL technology, the manufacturer's operating results and market position may be adversely affected if, at the end of a lengthy development period, it has not successfully completed development of the desired technology or if its products are late to market.


                    AWARE'S TECHNOLOGY AND PRODUCT OFFERINGS


DSL TECHNOLOGY OFFERINGS

Aware is focused on developing and licensing its core intellectual property and software for applications related to full-rate ADSL and DSL-Lite. Aware is also working on next-generation broadband DSL applications, including technology for VDSL solutions. Aware's DSL technology expertise, when applied in joint development efforts with its licensees, has produced first-to-market chipsets for both full-rate ADSL and DSL-Lite. This experience and expertise is offered to customers in the following forms of intellectual property and software:

Patents. Aware holds nine patents pertaining to multicarrier modulation for broadband communications and has additional patents pending, all of which apply to digital signal processing and digital communications. These patents underlie Aware's technology offerings.

System models and designs. Aware provides system models and designs, which model the components of a DSL chipset, including the digital and analog subsections, through the use of software simulations and hardware emulations. System models and designs include design optimization, trade-off studies and performance analysis, all of which are accomplished through software modeling.

ASIC Cores. Aware provides application specific integrated circuit designs, or ASIC cores, to its semiconductor manufacturer licensees to reduce development time, increase throughput performance and reduce risk in DSL chipset developments.

Run-time software. Aware's C and assembly code, configured to reside on either a digital signal processor or microcontroller chip, provide handshake, initialization, tracking and steady state modem functions. Software upgrades can be made available as the technology is upgraded, providing greater flexibility. For example, run-time software has been developed to upgrade Analog Devices' full-rate ADSL chipsets to add DSL-Lite functionality.

Reference designs. Aware develops reference designs for DSL printed circuit boards ("PCBs"). The goal behind Aware's reference designs is to provide cost-optimized blueprints for its customers to lay-out DSL chipsets onto DSL PCBs, so that the boards meet or exceed industry standard performance benchmarks.


DSL HARDWARE PRODUCT OFFERINGS

Aware has developed and markets certain hardware products, which are manufactured by third party contract manufacturers, to support the development and deployment of chipsets and equipment incorporating the Company's technology.

Development Systems. Aware's development system is a tool that has been designed to help its customers evaluate and build standard-compliant, DSL-based products and services. Development systems are typically purchased by semiconductor customers, equipment manufacturers, and service providers who are building products or offering DSL services which incorporate standard-compliant DSL technology.

Access Router. Aware has developed and markets a full-rate ADSL access router, called the x200 Access Router. The x200 contains the Analog Devices/Aware full-rate ADSL chipset along with software and hardware interfaces and reference designs developed by Aware, and routing capability for various data communications protocols. In a typical configuration, Aware's full-rate ADSL access router is designed to receive data at speeds over 9 Mbps and send data at speeds of up to 768 Kbps, is fully rate adaptive in 32 Kbps increments and is capable of transmitting data over distances of more than 18,000 feet over standard copper wire while maintaining telephone service through the use of a splitter. The x200 has been marketed to several companies for use in their equipment offerings. In addition, the x200 is often used as a technology demonstrator in trade show demonstrations and service provider trials.

DWMT Chipset. Aware is developing a DWMT chipset capable of achieving higher-speed data transmission. This chipset will be initially targeted at VDSL applications.


COMPRESSION SOFTWARE TECHNOLOGY AND PRODUCTS

Aware also develops data and video compression products. Since 1988, Aware has developed expertise, trade secrets and intellectual property in the field of wavelet transform-based data compression and has obtained several patents in this area. Aware's wavelet compression technology enables digital image, video and certain types of data to be compressed to between 1% and 10% of their original size. Using wavelet compression, the decompressed data are not bit-for-bit identical to the original data. A risk with this technique is that, as the original data are increasingly compressed, a larger amount of error is introduced into the decompressed data. However, compressed data can be transmitted across networks faster and storage costs are reduced.

In 1993, Aware began an effort to produce commercially marketable wavelet image compression software products. Aware currently offers five software-based compression products and has an agreement with Analog Devices to produce and market a wavelet video compression integrated circuit, for which Aware receives royalties. Aware's compression products include the following: (i) WSQ by Aware, which compresses digital fingerprint data for use by law enforcement agencies such as the Federal Bureau of Investigation; (ii) AccuPress for Radiology, which compresses digital radiographs and other types of medical imagery; (iii) AccuPress for Multimedia, a general-purpose compression product; (iv) AccuPress for Remote Sensing, which compresses satellite-based remote sensing imagery; and
(v) SeisPact, which companies in the oil and gas industry can use to store and transmit large amounts of seismic data.

                               STRATEGIC CUSTOMERS


Aware's customer relationships are typically long-term, and involve extensive joint product development efforts. Therefore, Aware carefully selects potential licensees based on development compatibility, market position and the potential for future royalty revenue. Aware considers the following six customers to be of strategic importance:

Analog Devices Inc. Beginning in 1993, Analog Devices exclusively produced and marketed chipsets incorporating Aware's full-rate ADSL technology pursuant to an exclusive license, for which Aware receives royalties and development funding. In March 1998, Analog Devices and Aware modified their relationship to a non-exclusive one. Also in March 1998, Aware licensed its DSL-Lite technology to Analog Devices on a non-exclusive basis. Multiple generations of Analog Devices' DSL chipsets incorporate Aware's technology, including the first chipsets that implement both full-rate ADSL and DSL-Lite technology. In September 1998, Analog Devices announced that it had fifty customers for these chipsets, including telecommunications leaders such as Lucent and Nortel, networking leaders such as Cisco, and full-rate ADSL market leaders such as Ericsson and Newbridge Networks.

Lucent Microelectronics Group. Aware provides DSL-Lite technology for Lucent's Wildwire chipset, for which Aware receives royalties and development funding. The resulting chipset is the first personal computer modem chipset for high-speed Internet access incorporating both DSL-Lite and 56 Kbps technology. In November 1998, Compaq began shipment of personal computers incorporating the Wildwire chipset. Lucent Microelectronics Group is the number one seller of chips for modem-equipped personal computers in North America, with a market share in excess of 40%, and its customers include Compaq, Hewlett-Packard, IBM, NEC and Gateway.

Siemens Semiconductor Group. In August 1998, Siemens Semiconductor and Aware announced their agreement to integrate Aware's DSL-Lite technology into a chipset for telephone company central office switches. This central office chipset will be a splitterless central office DSL solution, which brings together Aware's DSL-Lite technology and Siemen's digital signal processor, high-performance broadband subscriber line and converter technologies.

Siemens Information and Communications Networks ("ICN") Group. In September 1998, Siemens ICN and Aware entered into an agreement under which the companies are defining the next-generation architecture for Siemens' DSL-enabled EWSD digital electronic switching system. Siemens EWSD product is the most widely sold carrier-class switching system in the world. The relationship between the companies is intended to produce a specification for Siemens DSL-enabled central office switches, which will be based on Aware's DSL-Lite technology.

3COM/US Robotics. In March 1997, Aware licensed its full-rate ADSL technology to 3COM (then US Robotics) for use in 3COM's full-rate ADSL product offerings. 3COM/US Robotics DSL product line includes PCI cards, USB modems and office routers. 3COM/US Robotics is one of the largest sellers of modems in the world.

ST Microelectronics. In December 1998, Aware entered into an agreement with ST Microelectronics ("ST") to integrate Aware's DSL-Lite technology into ST's advanced silicon process. The ST/Aware DSL solution brings together Aware's DSL-Lite technology and ST's advanced integrated circuits for communications applications. ST is the third largest seller of telecommunications chipsets in the world.



                               SALES AND MARKETING


Aware's principal sales and marketing strategy is to propagate its DSL technology with semiconductor manufacturers and telecommunications equipment suppliers that wish to incorporate Aware's technology into their products. Due to the complexity of Aware's technology, Aware's sales people must have a high degree of technical sophistication in order to market effectively. Aware believes that decisions involving the selection of its technology are frequently made at senior levels within a prospective customer's organization. Consequently, Aware relies significantly on presentations by senior management to key employees of its customers. Aware expects to hire additional sales and marketing employees to support the sales efforts of senior management and create awareness for Aware's technology with semiconductor manufacturers, equipment suppliers and service providers. As of December 31, 1998, the Company had eleven people in its telecommunications sales and marketing organization.

The Company sells its software-based compression products primarily through OEMs and systems integrators. As of December 31, 1998, there were three people in the Company's compression software sales organization.

The Company derived approximately 29%, 18%, 14%, and 8% of its total revenue in 1998 from ADI, Lucent, Siemens, and 3COM/US Robotics, respectively. The Company derived approximately 16%, 13%, and 12% of its total revenue in 1997 from 3COM/US Robotics, the United States government and ADI, respectively. The Company derived approximately 22%, 17%, 12%, and 10% of its total revenue in 1996 from DSC Communications Corporation, ADI, the United States government, and Teltrend, Inc., respectively. All revenue in 1998, 1997, and 1996 was derived from unaffiliated customers.

                                   COMPETITION


The markets for telecommunications products are intensely competitive. Aware expects competition to increase in the immediate future, especially in the DSL-Lite market. Aware intends to compete through its strategy of providing a comprehensive DSL technology offering to a broad range of users throughout the telecommunications chipsets and equipment markets. Because of its strategy, Aware faces competition at several points.

Aware's success depends primarily on the willingness of semiconductor manufacturers, equipment suppliers, personal computer manufacturers, and service providers and other end users to invest in broadband digital services based on Aware's DSL technology. Aware expects that its DSL technology and products will compete not only with other products that increase the efficiency of digital transmission technologies over copper wire, but also with other broadband transmission technologies. Potential competitors include:



     - other vendors of standards-based ADSL technology, such as Alcatel Network Systems ("Alcatel"), Orckit Communications LimiTed ("Orckit"), Texas Instruments, Inc. ("TI"), and PairGain Technologies, Inc. ("PairGain"), each of which is developing and selling its own DMT-based DSL technology;



     - vendors of non-standards-based ADSL technologies, such as Globespan Technologies and Paradyne Corp., which are currently marketing their non-DMT-based ADSL technology; and

     - semiconductor manufacturers, such as Motorola, NEC, Intel, Analog Devices, Lucent, and Siemens, and equipment suppliers sUch as Cisco, Ericsson, and Nortel, which, although they are current or potential customers, could intensify competition by internally developing their own DSL technology solutions.

     - vendors of alternative technologies, such as cable modem providers, ISDN for Internet access, and wireless technologies;

Aware believes that, in the full-rate ADSL market, its DMT-based products are more flexible and will enjoy greater potential for deployment than products using the CAP modulation technique, which is a non-standard, proprietary, single-source technology. However, CAP-based ADSL products were introduced prior to DMT-based products and are more readily available than products incorporating Aware's technology. Also, to date there has been only limited commercial deployment of DMT-based ADSL products. Therefore, Aware is uncertain how products incorporating its DSL technology will compare with products sold by Alcatel, Orckit, TI, and PairGain, each of whom manufactures DMT-based ADSL products.

The markets for Aware's wavelet image compression technology are competitive, and are expected to become increasingly so in the near future. In addition, Aware's WSQ Finger Print Compression product is an implementation of an open standard and is therefore subject to competition.

Many of Aware's competitors and potential competitors, including Alcatel and TI, have significantly greater financial, technological, manufacturing, marketing and personnel resources than Aware. Aware cannot be sure that it will be able to compete successfully or that competitive pressures will not materially and adversely affect its business.

                            RESEARCH AND DEVELOPMENT


Aware believes that its future success depends on its ability to adapt to the rapidly changing telecommunications environment and to meet its customers' ongoing technology development needs. Aware's research and development organization is organized around two groups. One group is primarily dedicated to working with Aware's licensees to develop chipsets and equipment incorporating Aware's DSL-Lite and full-rate ADSL technology. This group facilitates the integration of Aware's technology with each licensee's existing products and technology, which reduces the time-to-market for new chipsets and equipment and leverages each licensee's existing investment. The other group focuses on developing and enhancing Aware's core technology for future telecommunications applications, which is essential to maintain Aware's competitive position. Key development objectives include enhancements to Aware's ADSL and DSL-Lite technologies, and developing DWMT-based and other technologies for emerging broadband applications.

As of December 31, 1998, Aware had a research and development staff of 57 employees. Aware supplemented its staff with 6 contract engineers as of December 31, 1998. Subject to its ability to hire and retain engineers, Aware anticipates that its research and development organization will grow significantly in the future as a key component of Aware's strategy to further develop its core DSL technology.

During the years ended December 31, 1998, 1997 and 1996, research and development costs charged to operations were $3,886,935, $3,396,576, and $1,043,682, respectively. Such costs are net of software development costs capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. There were no SFAS 86 costs capitalized in 1998, 1997 or 1996.

                              INTELLECTUAL PROPERTY


In the field of telecommunications technology, Aware holds nine patents for multi-carrier communications systems. Aware has additional pending patent applications that pertain to the application of multi-carrier technology to broadband communications, including a patent application that pertains to its splitterless DSL techniques. Aware also holds six patents for image compression and processing, four patents for video compression, two patent for audio compression, one patent for certain optical applications and one pending patent for seismic data compression.

Although Aware has patented certain aspects of its technology, Aware relies primarily on know-how and trade secrets to protect its intellectual property. Aware attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through security measures. Each of Aware's employees is required to sign a nondisclosure and non-competition agreement. Although Aware intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which products incorporating Aware's technology may be developed, manufactured or sold may not protect Aware's intellectual property and product rights to the same extent as the laws of the United States.

Aware's ability to compete may be affected by its ability to protect its intellectual property. Aware believes, however, that because of the rapid pace of technological change in the telecommunications industry, its technical expertise and ability to enhance its DSL technology on a timely basis will be as important in maintaining its competitive position as protection of its existing intellectual property.

Many participants in the telecommunications industry have an increasing number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to Aware. In 1996, Aware received letters from two companies, Amati Communications Corporation (since acquired by Texas Instruments Inc.) and Telebit Corporation (since acquired by Cisco Systems, Inc), each asserting that it owns certain U.S. and foreign patents that are necessary for products that comply with the American National Standards Institute standard for ADSL, claiming that Aware's ADSL technology would infringe such patents, and offering Aware the opportunity to enter into a license agreement with respect to such patents. Aware understands that Analog Devices received similar letters. Aware reviewed the Amati and Telebit patents and received an opinion of its patent counsel, Cesari and McKenna, based upon Aware's oral description of its technology, to the effect that Aware's ADSL technology does not infringe any valid claim of any of the Amati and Telebit patents. Based upon this opinion, Aware believes that it does not require a license under the Amati or Telebit patents in order to conduct its proposed business. Aware has also received notice from Amati of the pendency of various patent applications which Amati considers to be pertinent to the design and operation of ADSL modems. Unless and until a patent actually issues, there can be no infringement, and Aware has not examined any such patent applications or received an opinion of patent counsel with respect thereto. Aware has not received any further communication from either Texas Instruments/Amati or Telebit regarding the foregoing since 1996.

In 1998 and 1999, Aware received letters from Bell Atlantic asserting that it owns a U.S. patent that it believes is necessary for companies that manufacture and sell ADSL equipment, and offering Aware the opportunity to enter into a license agreement with respect to such patent. Aware reviewed the Bell Atlantic patent and received an opinion of its patent counsel, Cesari and McKenna, to the effect that Aware's ADSL technology does not infringe any valid claim of the Bell Atlantic patent. Based upon this opinion, Aware believes that it does not require a license under the Bell Atlantic patent in order to conduct its proposed business.

Despite these opinions and the passage of time, there can be no assurance that a court to which the issue is submitted would not find that Aware's ADSL technology infringes the Amati, Telebit, or Bell Atlantic patents, nor that Amati, Telebit, or Bell Atlantic will not assert infringement again in the future. If Aware is found to have infringed any of the patents, Aware could be subject to substantial damages and an injunction preventing it from conducting its business, and Aware's business could be materially and adversely affected. Although Amati, Telebit, and Bell Atlantic have offered to license their patents and their patent applications to Aware, there can be no assurance that any license would be available on acceptable terms should Aware choose to pursue such license or be found to infringe such patents. In addition, there can be no assurance that other third parties will not assert infringement claims against Aware in the future, that these assertions or those of Amati, Telebit and Bell Atlantic will not result in protracted and costly litigation, or that Aware would prevail in any such litigation or be able to license any valid patents from third parties on commercially reasonable terms. Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of effort by Aware. Litigation may also be necessary to enforce Aware's intellectual property rights. Any infringement claim or other litigation against or by Aware could materially and adversely effect Aware's business.


                              GOVERNMENT REGULATION

The telecommunications industry, including many of the customers of Aware's licensees, is subject to regulation by federal and state agencies, including the Federal Communications Commission, or FCC, and various state public utility and service commissions. While such regulation does not necessarily affect Aware directly, the effects of such regulations on the customers of Aware's licensees may, in turn, adversely affect Aware's business. FCC regulatory policies affecting the availability of broadband access services and other terms on which service providers conduct their business may impede Aware's plans for deployment of its technology.

In February 1996, the Telecommunications Act was enacted. A primary factor in passage of the Telecommunications Act was the desire to deregulate and foster competition in the telecommunications markets. While Aware believes deregulation and increased competition, in general, will be favorable to its operations and business plan, the effect of the Telecommunications Act on the telecommunications industry is unclear. However, the provision of broadband access services over telephone wires may be subject to regulation under the 1996 Telecommunications Act. The FCC may interpret the Telecommunications Act to require that incumbent local exchange carriers establish separate subsidiaries in order to offer unregulated high-speed access services, or the FCC may require that incumbent local exchange carriers make their high-speed access networks available for use by potential competitors upon request. While it is unclear how the FCC will interpret the Telecommunications Act, either of these options could result in reduced investment in broadband access networks and could slow the rollout of DSL access services, which could materially and adversely affect Aware's business.

In addition, Aware's business may also be affected by the imposition of certain tariffs, duties and other import restrictions on components that Aware's licensees obtain from non-domestic suppliers or by the imposition of export restrictions on products sold internationally and incorporating Aware's technology. Internationally, governments of the United Kingdom, Canada, Australia and numerous other countries actively promote and create competition in the telecommunications industry. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially and adversely affect Aware's business.

                                  MANUFACTURING


Sales of hardware products constitute a relatively small portion of Aware's revenue, and Aware does not intend to produce such products in any material quantity for the foreseeable future. Consequently, Aware relies on third party contractor manufacturers to assemble and test substantially all of its products. Aware's internal manufacturing capacity is limited to final test and assembly of certain products. Other than chipsets, which are available from strategic customers, the Company believes that other components for its equipment-based products are available from a number of suppliers.



                                    EMPLOYEES


At December 31, 1998, Aware employed 86 people, including 57 in research and development, 14 in sales and marketing, 3 in manufacturing and 12 in finance and administration. All of these employees were based in Massachusetts. Aware supplements its regular employees as necessary with temporary and contract personnel. At December 31, 1998, Aware engaged 7 temporary and contract personnel, primarily working in research and development. None of Aware's employees is represented by a labor union. Aware considers its employee relations to be good.

Aware believes that its future success will depend in large part on the service of its technical and senior management personnel and upon Aware's ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for highly qualified personnel is intense, and there can be no assurance that Aware will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified personnel in the future.

ITEM 2.  PROPERTIES

Aware's headquarters and business operations are located in a 72,000 square foot office building in Bedford, Massachusetts. Aware purchased the building in 1997. Aware believes that its Bedford facility is substantially utilized, well maintained and suitable for Aware's operations, and that additional space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its business, financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has one class of stock outstanding, its common stock, which has a par value of $.01 per share. The Company's common stock is traded on the Nasdaq National Market under the symbol AWRE. The following table sets forth the high and the low sales prices as reported on the Nasdaq National Market from January 1, 1997 to December 31, 1998.

                                              FIRST           SECOND          THIRD          FOURTH
                                             QUARTER         QUARTER         QUARTER        QUARTER
         ---------------------------------------------------------------------------------------------
         1998
            High                            $15 1/8           $15 1/8         $11 3/4         $27 3/16
            Low                              10 7/16           10 1/4           4 3/4           4 3/4

         1997
            High                             14 7/8            16 7/8          15 1/8         14 15/16
            Low                               8 5/8            8 1/2           9  5/8          9  1/8

As of February 19, 1999, the Company had approximately 156 shareholders of record. This number does not include shareholders from whom shares were held in a "nominee" or "street" name. The Company has never paid cash dividends on its common stock and anticipates it will continue to reinvest any earnings to finance future operations.

The Company did not sell any equity securities that were not registered under the Securities Act during the three months ended December 31, 1998.

The Company sold 3,910,000 shares of the Company's Common Stock, par value $.01 per share, on August 14, 1996 and September 9, 1996, pursuant to a Registration Statement on Form S-1 (File No. 333-06807), which was declared effective by the Securities and Exchange Commission on August 8, 1996 (the "Effective Date"). The managing underwriters of the offering were BancBoston Robertson Stephens, Inc. and ING Barrings Furman Selz LLC. The aggregate gross proceeds of the offering were $39,100,000. The Company's total expenses in connection with the offering were $3,937,000, of which $2,737,000 was for underwriting discounts and commissions and $1,200,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, "Affiliates"). The Company's net proceeds from the offering were $35,163,000. From the Effective Date through December 31, 1998, the Company used
(i) approximately $12,406,000 of such net proceeds to purchase and renovate a commercial office building, which the Company now uses as its headquarters, and to acquire computers, software and other equipment and (ii) approximately $4,898,000 of such net proceeds for working capital. None of these payments were made to Affiliates. As of December 31, 1998 the Company had approximately $17,859,000 of proceeds remaining from the offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in short-term, interest-bearing, investment-grade securities, including money market instruments.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from the Company's audited consolidated financial statements. The historical financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 8.


(in 000's, except per share data)
Year Ended December 31,                             1998           1997            1996         1995          1994
-------------------------------------------------------------------------------------------------------------------
Statements of Operations Data
Revenue                                         $11,796        $ 6,198          $ 5,301       $3,260        $3,827
Loss from operations                             (3,951)        (6,157)            (538)        (454)       (1,095)
Net income (loss)                                (2,249)        (4,448)             259         (343)       (1,012)
Net income (loss) per share - basic              ($0.11)        ($0.23)           $0.02       ($0.29)       ($0.88)
Net income (loss) per share - diluted            ($0.11)        ($0.23)           $0.01       ($0.29)       ($0.88)

Balance Sheet Data
Cash and short-term investments                 $26,567        $26,104          $36,719       $2,154        $2,566
Working capital                                  28,813         26,774           38,280        2,516         2,877
Total assets                                     40,162         39,281           40,123        3,228         3,930
Total liabilities                                 1,028          1,661              676          309           684
Total stockholders' equity                       39,134         37,620           39,446        2,920         3,246
-------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

From its incorporation in 1986 until 1993, Aware was primarily engaged in research, specializing in wavelet mathematics, digital compression, and telecommunications, including digital modulation and coding. In 1993, Aware shifted its business from contract research toward development and licensing of Digital Subscriber Line, or DSL, and other broadband technologies, as well as data and video compression software. Commencing in 1996 and 1997, Aware began to complement its DSL technology licensing and development activities by offering DSL products, including modems, access routers, transceiver modules and development systems. Aware's two principal objectives with respect to its product business were to demonstrate its DSL technology through its products, and to fill trial equipment opportunities until widespread deployment of DSL services began.

In the second quarter of 1998, Aware made a decision to focus primarily on licensing its intellectual property and software to semiconductor and equipment manufacturers that desire to vertically integrate Aware's technology to enable them to manufacture and sell integrated circuits incorporating Aware technology. Aware also markets its technology to (i) telecommunications and data communications equipment companies to encourage them to design Aware technology into their products, and (ii) service providers to encourage them to deploy services, such as high-speed Internet access, based on Aware technology. Additionally, Aware will continue to sell DSL development systems to support its technology licensing business, as well as sell software-based compression products.

Aware's decision to focus its strategic direction on intellectual property and software licensing was driven by the following factors: (i) consolidation within the industry among DSL technology providers created an opportunity for independent technology suppliers to fill a demand by semiconductor companies for such technology; (ii) Aware amended its agreement with Analog Devices, Inc. ("ADI") in March 1998 from an exclusive to a non-exclusive relationship, thus allowing Aware to license its technology to other semiconductor companies; (iii) Aware believes that its DSL intellectual property offers semiconductor companies valuable patent rights, time-to-market and risk reduction opportunities; and
(iv) the entry of well-established companies with superior manufacturing and distribution capabilities increased pressure on DSL equipment pricing and caused Aware to conclude that there were other companies that could more competitively manufacture, distribute and support DSL equipment.

In the fourth quarter of 1998, the Company reclassified its revenue categories to reflect the change in its strategic direction and to improve the meaningfulness of its financial statement disclosure. Aware previously classified its revenue into product revenue, license and royalty revenue, and research and development revenue. Aware has reclassified its revenue into the following three line items:

         PRODUCT SALES consist primarily of revenue from the sale of hardware and software products that Aware ships to customers on a recurring basis, such as full-rate ADSL modems, access routers, transceiver modules, development systems, and compression software.

         CONTRACT REVENUE consists primarily of license, engineering development, and customer support fees that Aware is paid under development and license agreements with semiconductor and equipment manufacturers. The majority of contract revenue is due upon the completion of development milestones or the provision of customer support by Aware. Remaining contract revenue consists primarily of license fees, which are due upon transfers of pre-existing intellectual property or upon pre-determined dates. Contract revenue also includes revenue from U.S. government research contracts.

         ROYALTIES consist of royalty payments to Aware under development and license agreements. Royalties are due upon shipment of chipset or equipment products by Aware's customers. Such royalty payments are based on a fixed dollar amount for each unit of product shipped or a percentage of net revenue from the sale of customer products.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain line items from the Company's consolidated statements of operations as a percentage of total revenue:

        Year ended December 31,                         1998             1997              1996
        --------------------------------------------------------------------------------------
        Revenue:
           Product sales                               26.2 %            39.3 %           31.7 %
           Contract revenue                            70.2              60.3             68.3
           Royalties                                    3.6               0.4              -
        --------------------------------------------------------------------------------------
             Total revenue                            100.0             100.0            100.0

        Costs and expenses:
           Cost of product sales                       11.8              20.2             15.7
           Cost of contract revenue                    46.0              56.1             41.3
           Research and development                    33.0              54.7             19.7
           Sales and marketing                         24.0              36.9             14.5
           General and administrative                  18.7              31.4             18.9
        --------------------------------------------------------------------------------------
              Total costs and expenses                133.5             199.3            110.1

        Loss from operations                          (33.5)            (99.3)           (10.1)

        Other income and expense                        3.4                -               -
        Interest income                                11.0              27.5             15.0
        --------------------------------------------------------------------------------------

        Net income (loss)                             (19.1) %          (71.8) %           4.9 %
        =======================================================================================

PRODUCT SALES

Product sales increased 27.0% from $2.4 million in 1997 to $3.1 million in 1998. As a percentage of total revenue, product sales decreased from 39.3% in 1997 to 26.2% in 1998. The dollar increase was primarily due to the availability of hardware products, such as ADSL development systems and the Company's x200 Access Router, for a greater portion of the year in 1998. Hardware product sales were also higher as the result of shipments of prototype transceiver modules and customer premises equipment. The dollar increase in hardware product sales was partially offset by lower revenue from the sale of compression software products. Lower compression software sales were primarily the result of a significant sale to a single customer in 1997 that did not reoccur to the same degree in 1998.

Product sales increased 44.9% from $1.7 million in 1996 to $2.4 million in 1997. As a percentage of total revenue, product sales increased from 31.7% in 1996 to 39.3% in 1997. The dollar increase was primarily due to higher revenue from the sale of: (i) transceiver module and development system hardware products, which were introduced in the second quarter of 1997, and (ii) compression software products. Increased compression software sales were primarily the result of a significant sale to a single customer in 1997 that did not occur in 1996. Higher product sales from the sale of new hardware products and compression software products were partially offset by a modest decline in revenue from the sale of modems.

CONTRACT REVENUE

Contract revenue increased 121.7% from $3.7 million in 1997 to $8.3 million in 1998. As a percentage of total revenue, contract revenue increased from 60.3% in 1997 to 70.2% in 1998. The dollar increase was primarily due to a substantial increase in contract revenue from Aware's lead telecommunications semiconductor customers, including ADI, Lucent, and Siemens. Higher contract revenue from these lead customers was attributable to new projects with ADI, up-front license payments from ADI for early ADI customer access to the Company's DSL-Lite software, and the addition of Lucent and Siemens as new customers. The dollar increase in telecommunications contract revenue was partially offset by a decline in U.S. government research contract revenue.

Contract revenue increased 3.2% from $3.6 million in 1996 to $3.7 million in 1997. As a percentage of total revenue, contract revenue decreased from 68.3% in 1996 to 60.3% in 1997. The slight dollar increase is primarily due to the effects of the initial stages of a fundamental shift in Aware's business. The shift consisted of a transition away from contracts that involved the integration of Aware-based ADSL and hybrid fiber coaxial cable chipsets into customers' equipment towards contracts that involved the integration of Aware's intellectual property and software into customers' semiconductor products. As a result of this shift, contract revenue from new semiconductor and equipment manufacturer customers was higher, and contract revenue from ADSL and hybrid fiber coaxial cable equipment customers was lower. The net effect of the shift resulted in flat year over year telecommunications contract revenue. Contract revenue was also slightly higher due to a modest increase in U.S. government contract revenue.

ROYALTIES

Royalties increased from $25,000 in 1997 to $418,000 in 1998. As a percentage of total revenue, royalties increased from 0.4% in 1997 to 3.6% in 1998. The dollar increase was primarily due to ADSL chipset royalty payments from several of the Company's lead semiconductor customers. ADSL chipset royalty payments were driven by initial shipments of chipsets to manufacturers of central office equipment and customer premise equipment, including personal computers.

Royalties increased from no revenue in 1996 to $25,000 in 1997. As a percentage of total revenue, royalties increased from 0.0% in 1996 to 0.4% in 1997. The dollar increase was primarily due to chipset royalty payments from ADI, which began in the fourth quarter of 1997.

COST OF PRODUCT SALES

Cost of product sales consists primarily of: (i) direct material, direct labor, and overhead costs to produce the Company's products, (ii) cost of goods for purchases of finished inventory from third party suppliers, and (iii) provisions for excess and obsolete inventory. Cost of product sales increased 11.4% from $1.3 million in 1997 to $1.4 million in 1998. As a percentage of product sales, cost of product sales decreased from 51.4% in 1997 to 45.1% in 1998. The dollar increase in cost of product sales was primarily due to higher volume shipments of hardware products in 1998. The decrease in cost of product sales as a percentage of product sales was primarily due to increased sales of higher margin hardware products in 1998. This rate benefit was partially offset by a higher percentage of hardware products in the product sales mix compared to compression software products, which carry significantly lower product costs than those for hardware products.

Cost of product sales increased 50.6% from $831,000 in 1996 to $1.3 million in 1997. As a percentage of product sales, cost of product sales increased from 49.5% in 1996 to 51.4% in 1997. The dollar increase in cost of product sales was primarily due to higher volume shipments of hardware products as well as higher production overhead costs in 1997. The slight increase in cost of product sales as a percentage of product sales was due to a combination of two factors that had a mostly offsetting effect on one another. Increasing the cost of product sales percentage were higher manufacturing overhead costs. Decreasing the cost of product sales percentage was a lower percentage of hardware products in the product sales mix compared to compression software products, which carry significantly lower product costs than those for hardware products.

COST OF CONTRACT REVENUE

Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with Aware's license and development agreements and U.S. government contracts. Cost of contract revenue increased 56.2% from $3.5 million in 1997 to $5.4 million in 1998. As a percentage of contract revenue, cost of contract revenue decreased from 93.0% in 1997 to 65.6% in 1998. The dollar increase in cost of contract revenue was primarily due to new projects with ADI, and the addition of new customer projects with Lucent and Siemens in 1998. Increased spending related to these new projects and customers was partially offset by: (i) lower spending on U.S. government research projects, and (ii) no spending on the Company's hybrid fiber coaxial cable ("HFC") telephony project with DSC Communications Corporation ("DSC"), which was suspended in the third quarter of 1997. The decrease in cost of contract revenue as a percentage of contract revenue was primarily due to: (i) up-front license revenue from ADI, which had minimal cost of contract revenue associated with it, and (ii) the suspension of the DSC project, which was unprofitable in 1997.

Cost of contract revenue increased 58.7% from $2.2 million in 1996 to $3.5 million in 1997. As a percentage of contract revenue, cost of contract revenue increased from 60.5% in 1996 to 93.0% in 1997. The dollar increase in cost of contract revenue was primarily due to higher spending on projects with: (i) ADI for ADSL chipset development, and (ii) several equipment customers for whom the Company was integrating Aware-technology-based chipsets into their equipment, including the HFC telephony project for DSC. The increase in cost of contract revenue as a percentage of contract revenue was primarily due to: (i) the DSC project, which was profitable in 1996 and unprofitable in 1997, and (ii) the receipt of certain license revenue from ADI in 1996, which had minimal cost of contract revenue associated with it.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to basic research and development. Research and development expense increased 14.4% from $3.4 million in 1997 to $3.9 million in 1998. As a percentage of total revenue, research and development expense decreased from 54.7% in 1997 to 33.0% in 1998. The dollar increase was primarily due to higher spending for engineering efforts to develop and enhance Aware's: (i) DSL-Lite and full-rate ADSL technology and software, (ii) Very high-speed Digital Subscriber Line ("VDSL") technology and chipsets, (iii) full-rate ADSL and DSL-Lite application specific integrated circuit ("ASIC") cores, and (iv) compression software technology. Higher spending on these engineering efforts was partially offset by lower spending related to the development of the Company's x200 Access Router.

Research and development expense increased 225.4% from $1.0 million in 1996 to $3.4 million in 1997. As a percentage of total revenue, research and development expense increased from 19.7% in 1996 to

54.7% in 1997. The dollar increase was primarily due to higher spending for engineering efforts to develop and enhance the Company's x200 Access Router, DSL-Lite technology, and VDSL and Symmetrical Digital Subscriber Line ("SDSL") technologies.

SELLING AND MARKETING EXPENSE

Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 23.8% from $2.3 million in 1997 to $2.8 million in 1998. As a percentage of total revenue, sales and marketing expense decreased from 36.9% in 1997 to 24.0% in 1998. The dollar increase was primarily due to non-recurring costs incurred in 1998 to better align the sales organization to execute on the Company's intellectual property and software licensing strategy.

Sales and marketing expense increased 197.1% from $769,000 in 1996 to $2.3 million in 1997. As a percentage of total revenue, sales and marketing expense increased from 14.5% in 1996 to 36.9% in 1997. The dollar increase was primarily due to: (i) the addition of sales staff to establish channels of distribution for the Company's products and technology; (ii) the addition of marketing staff; and (iii) increased levels of advertising and promotion to create awareness for Aware's products, including participation in major industry trade shows.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, expenses related to being a public company and professional services, such as legal and audit expenses. General and administrative expense increased 13.5% from $1.9 million in 1997 to $2.2 million in 1998. As a percentage of total revenue, general and administrative expense decreased from 31.4% in 1997 to 18.7% in 1998. The dollar increase was primarily due to additions to the Company's finance and information systems organizations to support organizational growth.

General and administrative expense increased 93.6% from $1.0 million in 1996 to $1.9 million in 1997. As a percentage of total revenue, general and administrative expense increased from 18.9% in 1996 to 31.4% in 1997. The dollar increase was primarily due to: (i) additions to Aware's finance, information systems and administrative organizations to support organizational growth, and
(ii) investor relations and public company expenses.

OTHER INCOME AND EXPENSE

Other income consists of rental income from real estate leases. Other income and expense increased from $0 in 1997 to $405,000 in 1998. When the Company completed the purchase of its headquarters building in July 1997, the terms of the purchase agreement required Aware to sublet 24,000 square feet to the seller for a period of 18 months. That sublease was completed in January 1999 and the Company does not anticipate any further sublease income.



INTEREST INCOME

Interest income decreased 24.1% from $1.7 million in 1997 to $1.3 million in 1998. The dollar decrease resulted primarily from lower cash balances attributable to: (i) the purchase and renovation of the Company's 72,000 square foot headquarters building; (ii) the acquisition of computers, software, furniture, and other equipment primarily used in engineering activities; and
(iii) the use of cash to fund operating losses.

Interest income increased 114.2% from $798,000 in 1996 to $1.7 million in 1997. The dollar increase was primarily the result of higher average cash balances due to the investment of net proceeds from Aware's initial public offering for the full year, as opposed to approximately five months in 1996.

INCOME TAXES

Aware has made no provision for income taxes as its historical net losses have resulted in tax loss carryforwards. At December 31, 1998, Aware had available federal net operating loss carryforwards of approximately $30.3 million, which expire in 2003 through 2013, and federal research and development credit carryforwards of approximately $1.3 million, which expire in 2003 through 2013. At December 31, 1998, Aware also had available state net operating loss carryforwards of approximately $24.1 million, which expire in 1999 through 2003, and state research and development and investment tax credit carryforwards of approximately $996,000, which expire in 2006 through 2013. Of the total net operating loss carryforwards, approximately $12.0 million are attributable to the exercise of stock options, and the tax benefit from these losses, when utilized, will be credited to additional paid-in capital.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception in March 1986, Aware has financed its activities primarily through the sale of stock, including an initial public offering in August 1996 that generated net proceeds of $35.2 million. In the years ended December 31, 1996, 1997 and 1998, Aware received net proceeds of $1.1 million, $2.6 million and $3.8 million, respectively, from the exercise of employee stock options.

Aware's operating activities used net cash of $586,000, $2.7 million and $2.3 million in the years ended December 31, 1996, 1997 and 1998. Cash used in operations was primarily related to funding operating losses and working capital requirements in all three years.

In the years ended December 31, 1996, 1997, and 1998, the Company made capital expenditures of $1.1 million, $10.6 million, and $1.0 million, respectively. Capital expenditures in all three years consist of spending on computer hardware and software, laboratory equipment, and furniture used principally in engineering activities. Capital spending in 1997 includes the purchase and renovation of a 72,000 square foot commercial office building for $8.2 million, which now serves as the Company's headquarters. The Company has no material commitments for capital expenditures.

At December 31, 1998, Aware had cash, cash equivalents and short-term investments of $26.6 million. Aware believes that its cash, cash equivalents and short-term investments, will be sufficient to fund its operations for at least the next twelve months.

YEAR 2000 COMPLIANCE

The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. Many currently installed software products and computer systems are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from twentieth century dates. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

The Company has implemented a program to consider and address Year 2000 issues. A project team led by members of the Company's management is making a detailed assessment of (1) software that the Company licenses to third parties and (2) software that the Company uses internally. The assessment is nearly complete and the Company has begun implementing solutions to address Year 2000 issues that it has identified.

Most of the software that the Company licenses to third parties is aimed at transmitting or compressing data and is not date sensitive. The Company does license some software that is date sensitive, which it believes is now Year 2000 compliant. Although the Company believes the software it licenses is either Year 2000 compliant or not affected by Year 2000 issues, the Company's software is typically used in conjunction with other software and computer systems supplied by third parties. The failure of other software or computer systems to be Year 2000 compliant when used in conjunction with the Company's software could cause the entire application to perform improperly. Failure of applications that contain the Company's software to be Year 2000 compliant could result in fewer or no sales of those applications, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has reviewed the software it uses internally to determine whether it is Year 2000 compliant. In those instances in which installed software is not already Year 2000 compliant, the Company is planning either to replace non-compliant software with Year 2000 compliant software or to obtain patches that will make such software Year 2000 compliant. The Company is in the process of obtaining and implementing the replacement software and patches, a process that the Company expects to complete by mid 1999. Based on the foregoing, the Company currently has no reason to believe that its internal software systems will not be Year 2000 compliant.

To date, the Company has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in software that the Company licenses or in its own internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such software Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company has assessed whether its internal software systems are Year 2000 compliant, it has not conducted a Year 2000 review of all of its vendors and suppliers. Failure of systems maintained by the Company's vendors and suppliers to operate properly with regard to the Year 2000 and thereafter could require the Company to incur significant unanticipated expenses to remedy any problems or replace affected vendors and suppliers that could have a material adverse effect on the Company's business, financial condition and results of operations.

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


HISTORY OF OPERATING LOSSES

The Company may not achieve profitable operations in any future period. The Company has incurred operating losses in every fiscal year since inception. As of December 31, 1998, the Company had an accumulated deficit of $17.0 million. Substantial additional research and development spending will be required to enhance the Company's core technology before market acceptance can be determined. Although revenue has grown in recent quarters, there can be no assurance that it will continue to grow in future quarters or that it will grow enough to enable profitability.


UNPREDICTABLE AND FLUCTUATING OPERATING RESULTS

Because many of the Company's revenue components fluctuate and are difficult to predict, and its expenses are largely independent of revenues in any particular period, it is difficult for the Company to accurately forecast revenues and profits or losses. If quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of the Company's common stock could fall significantly.

Other factors, many of which are outside of the Company's control, also could cause variations in quarterly revenue and operating results. Some of these factors are: (i) the rate of market acceptance of DSL broadband access, generally, and of Aware's DSL-Lite and full-rate ADSL technology in particular;
(ii) demand for the Company's licensees' chipsets and products that incorporate Aware technology, particularly DSL-Lite; (iii) development by Aware or its competitors of enhanced or alternative high-speed network access technologies;
(iv) changes in industry standards governing DSL technology solutions; (v) the extent and timing of new customer license transactions; (vi) changes in the Company's and system companies' development schedules and levels of expenditure on research and development; (vii) personnel changes, particularly those involving engineering and technical personnel; (viii) costs associated with protecting the Company's intellectual property; (ix) regulatory developments; and (x) general economic trends.




NEW AND UNPROVEN BUSINESS MODEL

In the second quarter of 1998, the Company shifted its business strategy to focus on licensing its DSL technology to semiconductor and equipment manufacturers that incorporate the Company's technology into DSL chipsets and products, and away from sales of DSL-based products such as modems. Other than the Company's five-year relationship with Analog Devices, Aware does not have extensive experience licensing its technology to third parties. Moreover, obtaining suitable licensees for the Company's technology is difficult because of the following features of its strategy: (i) the Company must typically undergo a lengthy and expensive process of building a relationship with a potential licensee before entering into an agreement; (ii) the Company must persuade semiconductor and equipment manufacturers with significant resources to rely on the Company for critical technology on an ongoing basis rather than trying to develop similar technology internally; and (iii) the Company must persuade potential licensees to bear development costs associated with the Company's technology applications and to make the necessary investment to successfully produce chipsets and products using Aware's technology. The Company's success also depends on its ability to generate significant royalties from its customer licensing arrangements. If the Company cannot obtain suitable licensees or otherwise fails to implement its business strategy successfully, there could be a material adverse effect on the Company's business, financial condition and results of operations.


DEPENDENCE UPON LIMITED NUMBER OF LICENSEES

There are a relatively limited number of larger semiconductor and equipment companies to which the Company can license its DSL technology in a manner consistent with its business model. There can be no assurance that customers will not use their superior size and bargaining power to demand license terms that are unfavorable to the Company.

Aware's royalties from its licensees are often based on the selling prices of its licensees' chipsets and products, and the Company has little or no control over such selling prices. The Company also has little or no control over its licensees' promotional and marketing efforts. The Company's licensees are not obligated to use Aware's technology, and generally are not required to pay royalties to Aware unless they use the Company's technology. The failure of the Company's licensees to achieve significant sales of chipsets and products incorporating Aware's technology could materially and adversely affect the Company's business.


DEPENDENCE ON EQUIPMENT COMPANIES TO INCORPORATE AWARE'S TECHNOLOGY

Equipment companies, particularly those that develop and market high-volume business and consumer products such as central office line cards, modems and personal computers, must purchase chipsets containing Aware's DSL technology from Aware's licensees for the Company to be successful. There are other chipset solutions available for equipment companies seeking to offer high-speed network access products. Therefore, the Company faces the risk that equipment manufacturers will choose chipset solutions that do not incorporate Aware's technology. Also, the Company's ability to influence equipment manufacturers' decision whether to adopt its technology is limited.

The Company also faces the risk that equipment companies that elect to incorporate Aware's DSL technology into their products will not compete successfully against other equipment companies. Many factors beyond Aware's control could influence the success or failure of a particular equipment company that adopts Aware's technology, such as: (i) competition from other businesses in the same industry; (ii) market acceptance of the equipment company's products; (iii) engineering, sales and marketing, and management capabilities of the equipment company; (iv) technical challenges that an equipment company faces during its product development cycle that are unrelated to Aware's technology; and (v) the financial and other resources of the equipment company.

Therefore, even if equipment companies incorporate Aware's DSL technology into their products, there can be no assurance that their products will achieve commercial acceptance or result in significant royalties to Aware.


DEPENDENCE ON SERVICE PROVIDERS AND END USERS TO PURCHASE PRODUCTS AND SERVICES THAT INCORPORATE AWARE'S TECHNOLOGY

The markets for products incorporating DSL technology and for DSL services are new and rapidly evolving. As is typical of new and rapidly evolving markets, demand for recently introduced DSL products and services is highly uncertain. The market for products and services incorporating Aware's DSL technology may not develop successfully.

The Company's future success depends substantially upon whether its DSL technology gains widespread commercial acceptance by providers of high-speed network access services. Although global standards for DSL technology have been adopted, including the G.lite standard, service providers continue to evaluate DSL and alternative technology solutions as options for "last-mile" data transmission. There can be no assurance that service providers will deploy Aware's DSL technology in their services.

Even if numerous service providers buy equipment that incorporates Aware's DSL technology, the Company is also dependent on the acceptance of those high-speed DSL service offerings by end user customers. There can be no assurance that end user customers will accept DSL service offerings and products in sufficient volumes to support the Company's business model.


DEPENDENCE ON ACCEPTANCE OF DSL TECHNOLOGY FOR BROADBAND ACCESS

In addition to DSL technology for telephone networks, high-speed network access solutions have been developed for cable networks and wireless systems. Furthermore, other alternative high-speed access technologies may be developed in the future as well. Cable modem installations have begun in limited numbers, and are expected to increase significantly for the foreseeable future. If alternative high-speed network access technologies supplant telephone lines as an access medium, the Company's business could be materially and adversely affected.


LIMITED INTELLECTUAL PROPERTY PROTECTION; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT

Because Aware is a technology provider and does not have significant sales of hardware products, its ability to protect its intellectual property and to operate without infringing the intellectual property rights of others is critical to its success. The Company regards its technology as proprietary, and has a number of patents and pending patent applications. The Company also relies on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect its unpatented intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Aware's technology without authorization. Although the Company intends to defend its intellectual property as necessary, there can be no assurance that the steps the Company has taken will be adequate to prevent misappropriation.
A large and increasing number of participants in the telecommunications industry have applied for or obtained patents. Some of these patent holders have demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company's business. From time to time, Aware has received claims from other companies that its technology may infringe their patent rights. While the Company believes its technology does not infringe the intellectual property of others, there can be no assurance that it does not. Intellectual property rights can be uncertain and can involve complex legal and factual questions. The Company may be unknowingly infringing the proprietary rights of others, which could result in significant liability. If Aware were found to have infringed any third party's patents, then it could be subject to substantial damages and an injunction preventing it from conducting its business.


RAPID TECHNOLOGICAL CHANGE; RELIANCE ON FUNDAMENTAL TECHNOLOGY; IMPORTANCE OF TIMELY NEW PRODUCT DEVELOPMENT


The telecommunications and semiconductor industries are characterized by rapid technological change, with new generations of products and technology being introduced periodically and with ongoing evolutionary improvements. The Company has derived a substantial portion of its revenue from its DSL technology and expects that this dependence on its fundamental technology will continue for the foreseeable future. The introduction or market acceptance of competing technology which renders the Company's DSL technology less desirable or obsolete would have a rapid and material adverse effect on the Company's business, results of operations and financial condition. The announcement of new technologies by the Company could cause licensees or equipment companies to delay or defer entering into arrangements for the use of the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's operating results will depend to a significant extent on its ability to introduce enhancements and new generations of its DSL technology which keep pace with other changes in the semiconductor and telecommunications industries and which achieve rapid market acceptance. The Company must continually devote significant engineering resources to addressing the ever-increasing need for technical innovations. Technical innovations of the type that will be required for the Company to be successful are inherently complex and require long development cycles, and there can be no assurance that the Company's development efforts will ultimately be successful. In addition, these innovations must be completed before changes in the semiconductor and telecommunications industries have rendered them obsolete, must be available when equipment companies require them, and must be sufficiently compelling to cause semiconductor and equipment companies to enter into licensing arrangements with Aware for the new technology. There can be no assurance that Aware will be able to meet these requirements. Moreover, significant technological innovations generally require a substantial investment before their commercial viability can be determined. There can be no assurance that the Company will have the financial resources necessary to fund future development, that the Company's licensees will continue to share certain research and development costs with the Company as they have in the past, or that revenues from enhancements or new generations of the Company's technology, even if successfully developed, will exceed the costs of development.


COMPETITION

The semiconductor and telecommunications industries are intensely competitive and have been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Many of the Company's competitors and potential competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. The Company's competitors include vendors of standards-based and non-standards-based ADSL technology, as well as vendors of alternative technologies, such as cable modems and wireless services. Furthermore, the Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies. There can be no assurance that the Company will be able to compete successfully or that competition will not adversely affect the Company's business.


DEPENDENCE ON HIRING AND RETAINING PERSONNEL

The Company believes that its future success will depend significantly on its ability to attract, motivate and retain additional highly-skilled technical, managerial and marketing personnel. Competition for qualified engineers is intense and there are a limited number of available persons with the necessary knowledge and experience in DSL, chip design and related technologies. Finding, training and integrating additional qualified personnel is likely to be difficult and expensive, and the Company may be unable to do so successfully. During 1997 and 1998, the Company was not able to hire all of the engineers it had contemplated in its business plans. If the Company is unable to hire and retain a sufficient number of engineers, its business could be materially and adversely affected.


VOLATILITY OF STOCK PRICE

The market price of the Company's common stock could fluctuate substantially based on a variety of factors, including: (i) quarterly fluctuations in the Company's operating results; (ii) changes in the Company's relationships with its licensees; (iii) announcements of technological innovations or new products by the Company, its licensees or its competitors; (iv) changes in earnings estimates by public market analysts; (v) key personnel losses; (vi) sales of common stock; and (vii) developments or announcements with respect to industry standards, patents or proprietary rights. In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.


YEAR 2000

See "Year 2000 Compliance" above for a description of the risks the Company faces in connection with Year 2000 issues.


GOVERNMENT REGULATION

The extensive regulation of the telecommunications industry by federal, state and foreign regulatory agencies, including the Federal Communications Commission, or FCC, and various state public utility and service commissions, could affect the Company through the effects of such regulation on its licensees and their customers. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect the Company's business.

FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 1999. The Company is currently evaluating the impact of SFAS No. 133 on the consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

As of December 31, 1998, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company maintains a portion of its cash and cash equivalents in financial instruments with purchased maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect upon the Company's financial position.

SHORT-TERM INVESTMENTS

The Company does not hold derivative financial instruments in its short-term investment portfolio. Short-term investments consist of instruments that meet high quality standards consistent with the Company's investment policy. The Company's policy dictates that all short-term investments mature in 18 months or less. All short-term investments in the Company's portfolio bear interest at fixed rates and mature within one year. Due to the relatively short duration of the financial instruments in the portfolio, an immediate increase in interest rates would not have a material effect upon the Company's consolidated financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Aware, Inc. (the "Company") and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/  Deloitte & Touche LLP
--------------------------


Boston, Massachusetts
January 26, 1999

AWARE, INC.
CONSOLIDATED BALANCE SHEETS

December 31,                                                                                   1998               1997
-----------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash and cash equivalents                                                            $ 23,512,242    $ 23,496,508
     Short-term investments                                                                  3,054,717       2,607,411
     Accounts receivable (less allowance for doubtful
        accounts of $100,000 in 1998 and $50,000 in 1997)                                    2,901,724       1,824,119
     Inventories                                                                               120,911         215,622
     Prepaid expenses                                                                          252,050         290,847
-----------------------------------------------------------------------------------------------------------------------
           Total current assets                                                             29,841,644      28,434,507
-----------------------------------------------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation and
     amortization of $2,860,516 in 1998 and $1,330,281 in 1997                              10,320,581      10,846,025
-----------------------------------------------------------------------------------------------------------------------
           Total assets                                                                   $ 40,162,225    $ 39,280,532
=======================================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $    479,705    $  1,075,126
     Accrued expenses                                                                          127,525         185,676
     Accrued compensation                                                                      324,669         326,558
     Accrued professional                                                                       84,000          73,370
     Deferred revenue                                                                           12,500              --
-----------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                       1,028,399       1,660,730
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,                                 --              --
          none outstanding
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 20,911,388 in 1998 and 19,646,024 in 1997                        209,114         196,460
      Additional paid-in capital                                                            55,938,189      52,640,360
      Accumulated deficit                                                                  (17,013,477)    (14,764,056)
      Treasury stock                                                                                --        (452,962)
-----------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                     39,133,826      37,619,802
-----------------------------------------------------------------------------------------------------------------------
             Total liabilities and stockholders' equity                                   $ 40,162,225    $ 39,280,532
=======================================================================================================================



The accompanying notes are an integral part of the financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,                                    1998           1997            1996
--------------------------------------------------------------------------------------------------
Revenue:
    Product sales                                     $  3,093,294    $  2,435,365    $  1,680,660
    Contract revenue                                     8,285,364       3,737,786       3,620,449
    Royalties                                              417,672          24,900              --
--------------------------------------------------------------------------------------------------
        Total revenue                                   11,796,330       6,198,051       5,301,109
--------------------------------------------------------------------------------------------------

Costs and expenses:
    Cost of product sales                                1,393,941       1,251,677         831,241
    Cost of contract revenue                             5,431,136       3,477,561       2,191,117
    Research and development                             3,886,935       3,396,576       1,043,682
    Selling and marketing                                2,829,596       2,285,726         769,395
    General and administrative                           2,205,951       1,943,187       1,003,948
--------------------------------------------------------------------------------------------------
         Total costs and expenses                       15,747,559      12,354,727       5,839,383
--------------------------------------------------------------------------------------------------

Loss from operations                                    (3,951,229)     (6,156,676)       (538,274)
Other income and expense                                   404,930              --              --
Interest income                                          1,296,878       1,708,340         797,656
--------------------------------------------------------------------------------------------------
Net income (loss) before provision for income taxes     (2,249,421)     (4,448,336)        259,382
Provision for income taxes                                      --              --              --
--------------------------------------------------------------------------------------------------

Net income (loss)                                     ($ 2,249,421)   ($ 4,448,336)   $    259,382
==================================================================================================


Net income (loss) per share - basic                   ($      0.11)   ($      0.23)   $       0.02
Net income (loss) per share - diluted                 ($      0.11)   ($      0.23)   $       0.01
==================================================================================================

Weighted average shares - basic                         20,343,339      19,328,252      10,841,919
Weighted average shares - diluted                       20,343,339      19,328,252      17,991,446
==================================================================================================



The accompanying notes are an integral part of the financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,                                               1998            1997           1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                        ($ 2,249,421)   ($ 4,448,336)   $    259,382
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                            1,530,235         901,976         352,715
      Increase (decrease) from changes in assets and
      liabilities:
         Accounts receivable                                  (1,077,605)       (169,139)     (1,154,152)
         Unbilled accounts receivable                                 --         110,722           5,539
         Inventories                                              94,711         231,912        (407,821)
         Prepaid expenses                                         38,797        (267,421)         (8,955)
         Accounts payable                                       (595,421)        737,787         225,820
         Accrued expenses                                        (49,410)        286,821         151,492
         Deferred revenue                                         12,500         (40,000)        (10,000)
---------------------------------------------------------------------------------------------------------
           Net cash used in operating activities              (2,295,614)     (2,655,678)       (585,980)
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                       (1,004,791)    (10,581,073)     (1,116,238)
    Net sales (purchases) of short-term investments             (447,306)      3,019,314      (5,626,725)
---------------------------------------------------------------------------------------------------------
           Net cash used in investing activities              (1,452,097)     (7,561,759)     (6,742,963)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net of
        issuance costs                                         3,763,445       2,621,672      36,267,535
---------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities           3,763,445       2,621,672      36,267,535
---------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                  15,734      (7,595,765)     28,938,592
Cash and cash equivalents, beginning of period                23,496,508      31,092,273       2,153,681
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $ 23,512,242    $ 23,496,508    $ 31,092,273
=========================================================================================================



---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL NONCASH DISCLOSURES:
   Retirement of treasury stock                             $    452,962              --              --
   Conversion of preferred stock to common stock                      --              --    $    127,998
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                     Convertible Preferred Stock                       Common
                                                    Series B         Series C       Series D         Series E          Stock
---------------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1995                      $     15,875    $     13,525    $     69,166    $     29,432    $     11,670
---------------------------------------------------------------------------------------------------------------------------------
    Issuance of common stock in initial
          public offering, net of issuance costs,          --              --              --              --          39,100
          3,910,000 shares
    Exercise of common stock options,
          1,083,162 shares                                 --              --              --              --          10,832
    Conversion of preferred stock to common
          stock, 12,799,800 shares                    (15,875)        (13,525)        (69,166)        (29,432)        127,998
    Net income                                             --              --              --              --              --
---------------------------------------------------------------------------------------------------------------------------------

Balance,  December 31, 1996                                --              --              --              --         189,600

---------------------------------------------------------------------------------------------------------------------------------
     Exercise of common stock options,
          686,127 shares                                   --              --              --              --           6,860
     Net loss                                              --              --              --              --              --
---------------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1997                                                                                           196,460
---------------------------------------------------------------------------------------------------------------------------------
     Exercise of common stock options,
          1,258,171 shares                                 --              --              --              --          12,582
    Issuance of common stock under employee
          stock purchase plan, 7,193 shares                --              --              --              --              72
    Retirement of treasury stock                           --              --              --              --              --
    Net loss                                               --              --              --              --              --
---------------------------------------------------------------------------------------------------------------------------------

Balance,  December 31, 1998                      $         --    $         --    $         --    $         --    $    209,114

=================================================================================================================================


                                                  Additional                                        Total
                                                   Paid-In        Accumulated       Treasury      Stockholders'
                                                   Capital          Deficit           Stock          Equity
-------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1995                      $ 13,807,945    ($10,575,102)   ($   452,962)   $  2,919,549
-------------------------------------------------------------------------------------------------------------
    Issuance of common stock in initial
          public offering, net of issuance costs,  35,123,900              --              --      35,163,000
          3,910,000 shares
    Exercise of common stock options,
          1,083,162 shares                          1,093,703              --              --       1,104,535
    Conversion of preferred stock to common
          stock, 12,799,800 shares                         --              --              --              --
    Net income                                             --         259,382              --         259,382
-------------------------------------------------------------------------------------------------------------

Balance,  December 31, 1996                        50,025,548     (10,315,720)       (452,962)     39,446,466

-------------------------------------------------------------------------------------------------------------
     Exercise of common stock options,
          686,127 shares                            2,614,812              --              --       2,621,672
     Net loss                                              --      (4,448,336)             --      (4,448,336)
-------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1997                        52,640,360     (14,764,056)       (452,962)     37,619,802
-------------------------------------------------------------------------------------------------------------
     Exercise of common stock options,
          1,258,171 shares                          3,688,194              --              --       3,700,776
    Issuance of common stock under employee
          stock purchase plan, 7,193 shares            62,597              --              --          62,669
    Retirement of treasury stock                     (452,962)             --         452,962              --
    Net loss                                               --      (2,249,421)             --      (2,249,421)
-------------------------------------------------------------------------------------------------------------

Balance,  December 31, 1998                      $ 55,938,189    ($17,013,477)              $    $ 39,133,826

=============================================================================================================



The accompanying notes are an integral part of the financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. NATURE OF BUSINESS

      Aware, Inc. (the "Company") designs, develops, licenses and markets Digital Subscriber Line ("DSL") technology that enables high-speed Internet access over existing telephone networks. The Company licenses its intellectual property and software to semiconductor manufacturers and equipment manufacturers who sell chips and equipment incorporating Aware's technology. Aware also markets to equipment companies to encourage them to design Aware's technology into their products, and to service providers to encourage them to deploy new broadband services based on Aware's technology. The Company's technology includes intellectual property and software products such as patents, systems designs, semiconductor cores, run-time software, and hardware designs. The Company also offers hardware products, such as DSL development tools and customer premises equipment, as well as image compression software products.


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

      SHORT-TERM INVESTMENTS - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1998 and 1997, the Company had categorized all securities as "available-for-sale," since the Company may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. SFAS No. 115 requires that unrealized gains and losses on available-for-sale securities be excluded from earnings and reported in a separate component of stockholders' equity. As of December 31, 1998 and 1997, unrealized gains and losses were not material.

      The amortized cost of securities, which approximates fair value, consists of the following at December 31, 1998 and 1997:

        -----------------------------------------------------------------------------------
                                                      MATURITY
                                                 LESS THAN ONE      ONE TO
                TYPE OF SECURITY                    YEAR         FIVE YEARS        TOTAL
        -----------------------------------------------------------------------------------
        1998
          CORPORATE DEBT SECURITIES             $1,027,935              -      $1,027,935
          U.S. AGENCY SECURITIES                 2,026,782              -       2,026,782
        -----------------------------------------------------------------------------------
            TOTAL                               $3,054,717              -      $3,054,717
        -----------------------------------------------------------------------------------
        1997
          CORPORATE DEBT SECURITIES             $1,574,474              -      $1,574,474
          U.S. AGENCY SECURITIES                 1,032,937              -       1,032,937
        -----------------------------------------------------------------------------------
            TOTAL                               $2,607,411              -      $2,607,411
        -----------------------------------------------------------------------------------

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      ALLOWANCE FOR DOUBTFUL ACCOUNTS - Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts. Bad debt expense was approximately $60,000, $26,000, and $20,000 for 1998, 1997, and 1996, respectively.

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

      REVENUE RECOGNITION - Effective January 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition ("SOP"). This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.

      Product sales consist primarily of revenue from the sale of modems, access routers, transceiver modules, development systems, and compression software. Product sales are recognized upon shipment.

      Contract revenue includes revenue from development and license agreements that the Company has entered into with semiconductor and equipment manufacturers. These agreements typically provide licensees the right to use the Company's proprietary technology and to receive engineering implementation services and customer support. Accordingly, contract revenue under these agreements typically consists of license fees, engineering service fees, customer support, and in some instances, nonrefundable, prepaid royalties. The majority of contract revenue is due upon the completion of milestones or the provision of customer support by the Company. Remaining contract revenue consists primarily of license fees, which are due upon transfers of pre-existing intellectual property or upon pre-determined dates.

      Contract revenue related to license fees is recognized when a definitive agreement is reached, technology transfers have been effected, and no contingent factors are present. Contract revenue related to engineering service fees is generally recognized as milestone deliverables are achieved under the terms of the respective agreements. Contract revenue related to customer support fees is generally recognized as support services are provided.

      Contract revenue also consists of revenue from U.S. government research contracts. Revenue from government contracts is generally recognized as services are performed.

      The Company recognizes royalties upon notification of sale by its licensees. The terms of the Company's agreements generally require licensees to give notification to the Company and to pay royalties within 45 days of the end of the quarter during which the sales take place.

      INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to compute deferred income taxes based on

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. SFAS No. 109 also requires the Company to establish valuation allowances to offset temporary deductible differences, net operating loss carryforwards and tax credits, which are not likely to be realized.

      CAPITALIZATION OF SOFTWARE COSTS - The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. Capitalized software costs also include amounts paid for purchased software, which has reached technological feasibility. Such costs are amortized, on a product-by-product basis, on a straight-line basis over their useful economic lives (generally two to four years), or the ratio of current gross revenues to total gross current and future revenues, whichever is greater. There were no capitalized software costs at December 31, 1998, 1997 and 1996, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

      CONCENTRATION OF RISK - At December 31, 1998 and 1997, the Company had bank cash balances and money market investments, in excess of federally insured deposit limits of approximately $26,467,000 and $26,004,000, respectively.

      Concentration of credit risk with respect to accounts receivable is limited to $922,000, $734,000, and $585,000 with three customers at December 31, 1998 and to $524,000, $400,000 and $154,000 with three customers at December 31, 1997.

      STOCK-BASED COMPENSATION - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company recognized no compensation expense for stock option grants.

      NET INCOME (LOSS) PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflects the effect of the Company's outstanding options and convertible securities, except where such items would be anti-dilutive. Because of the net loss reported in 1998 and 1997, basic and diluted per share amounts are the same.

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

      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      financial statements. Comprehensive income (loss) is equal to net income
      (loss) for the years ended December 31, 1998, 1997 and 1996.

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures of certain financial and descriptive information about a company's operating segments. The Company organizes itself as one segment reporting to the chief operating decision-maker. Revenue consists of product sales, contract revenue, and royalties.

      FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS - In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 1999. The Company is currently evaluating the impact of SFAS No. 133 on the consolidated financial statements.

      RECLASSIFICATIONS - Certain prior period amounts have been reclassified to be consistent with the current period presentation.


3.      INVENTORIES

         Inventories consisted of the following at December 31:

                                                                    1998                   1997
        -----------------------------------------------------------------------------------------
        RAW MATERIALS                                              $13,091               $163,555
        WORK-IN-PROCESS                                                  -                      -
        FINISHED GOODS                                             107,820                 52,067
        -----------------------------------------------------------------------------------------
               TOTAL                                              $120,911               $215,622
        =========================================================================================

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31:

                                                                            1998             1997
        ---------------------------------------------------------------------------------------------
        LAND
                                                                       $1,080,000         $1,080,000
        BUILDING AND IMPROVEMENTS
                                                                        7,217,953          7,144,656
        COMPUTER EQUIPMENT
                                                                        2,624,729          1,996,164
        FURNITURE AND FIXTURES
                                                                          501,610            401,979
        OFFICE EQUIPMENT
                                                                          205,389            142,313
        MANUFACTURING EQUIPMENT
                                                                          262,610            262,610
        PURCHASED SOFTWARE
                                                                        1,288,806          1,148,584
        ---------------------------------------------------------------------------------------------
        TOTAL
                                                                       13,181,097         12,176,306
        LESS ACCUMULATED DEPRECIATION AND AMORTIZATION
                                                                       (2,860,516)        (1,330,281)
        ---------------------------------------------------------------------------------------------
        NET
                                                                      $10,320,581        $10,846,025
        ==============================================================================================


5.       INCOME TAXES

      Deferred income tax assets at December 31 are attributable to the following:

                                                                                1998           1997
------------------------------------------------------------------------------------------------------
FEDERAL NET OPERATING LOSS CARRYFORWARDS                                  $ 10,304,000    $  5,641,000
RESEARCH AND DEVELOPMENT AND OTHER TAX CREDIT CARRYFORWARDS                  2,505,000       1,526,000
STATE NET OPERATING LOSS CARRYFORWARDS                                       1,513,000         880,000
DEPRECIATION                                                                    90,000          41,000
ACCRUED EXPENSES                                                               171,000          88,000
PREPAID EXPENSES                                                                    --         (94,000)
DEFERRED REVENUE                                                                 5,000              --
------------------------------------------------------------------------------------------------------
TOTAL                                                                       14,588,000       8,082,000
LESS VALUATION ALLOWANCE                                                   (14,588,000)     (8,082,000)
------------------------------------------------------------------------------------------------------
NET                                                                       $         --    $         --
=======================================================================================================

A valuation allowance is provided against temporary deductible differences, net operating loss carryforwards and tax credits, which are not likely to be realized. During 1998 and 1997, the net valuation allowance was increased to fully reserve gross deferred tax assets.


A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             1998    1997    1996
---------------------------------------------------------------------------------
FEDERAL STATUTORY RATE                                       (34)%   (34)%    34%
STATE RATE, NET OF FEDERAL BENEFIT                            (6)     (6)      6
TAX CREDITS                                                  (44)    (17)    (69)
OPERATING LOSSES AND TAX CREDITS WITH NO CURRENT TAX
BENEFIT                                                       84      57      69
TAX BENEFIT FROM THE UTILIZATION OF NET
   OPERATING LOSS CARRYFORWARDS                               --      --     (40)
--------------------------------------------------------------------------------
EFFECTIVE TAX RATE                                           - %     - %     - %
================================================================================

      Aware has made no provision for income taxes as its historical net losses have resulted in tax loss carryforwards. At December 31, 1998, Aware had available federal net operating loss carryforwards of approximately $30.3 million, which expire in 2003 through 2013, and federal research and development credit carryforwards of approximately $1.3 million, which expire in 2003 through 2013. At December 31, 1998, Aware also had available state net operating loss carryforwards of approximately $24.1 million, which expire in 1999 through 2003, and state research and development and investment tax credit carryforwards of approximately $996,000, which expire in 2006 through 2013. Of the total net operating loss carryforwards, approximately $12.0 million are attributable to the exercise of stock options and the tax benefit from these losses, when utilized, will be credited to additional paid-in capital.



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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     STOCK COMPENSATION PLANS

      At December 31, 1998, the Company has three stock-based compensation plans, which are described below. The Company adopted SFAS No. 123, but, as permitted, applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its employee stock purchase plan. The Company has no performance-based stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and per share amounts would have been adjusted to the pro forma amounts indicated below:

       Year ended December 31,                                           1998              1997        1996
       ---------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                          As reported         ($2,249,421)     ($4,448,336)     $259,382
                                                  Pro forma           ($7,432,112)     ($8,531,745)  ($4,403,824)

       BASIC EARNINGS (LOSS) PER SHARE            As reported              ($0.11)          ($0.23)        $0.02
                                                  Pro forma                ($0.37)          ($0.44)       ($0.41)

       DILUTED EARNINGS (LOSS) PER SHARE          As reported              ($0.11)          ($0.23)        $0.01
                                                  Pro forma                ($0.37)          ($0.44)       ($0.24)

      The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

       Year ended December 31,                              1998            1997             1996
       -----------------------------------------------------------------------------------------------
       AVERAGE RISK-FREE INTEREST RATE                       5.15%           6.48%          6.25%
       EXPECTED LIFE OF OPTION GRANTS                       5 years         5 years        4 years
       EXPECTED VOLATILITY OF UNDERLYING STOCK                 89%             96%            97%
       Expected dividend yield                                  -               -              -
       -----------------------------------------------------------------------------------------------

      FIXED STOCK OPTION PLANS - The Company has two fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan, the Company may grant incentive stock options or nonqualified stock options to its employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan, the Company may grant incentive stock options or nonqualified stock options to its employees and directors. During 1998, the Board of Directors authorized an increase in the number of shares available for grant under the 1996 Stock Option Plan from 3,000,000 to 5,000,000 shares. Under both plans, options are granted at an exercise price as determined by the Board of Directors; have a maximum term of ten years; and generally vest over three to five years.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

      A summary of the status of the Company's two fixed stock option plans as of December 31, 1998, 1997, and 1996, and changes during the years ending on those dates is presented below:

                                           1998                          1997                           1996
                                  -------------------------------------------------------------------------------------
                                              Wgtd. Avg.                     Wgtd. Avg.                    Wgtd. Avg.
                                  Shares      Exer. Price        Shares     Exer. Price        Shares      Exer. Price
                                  -------------------------------------------------------------------------------------
OUTSTANDING AT
  beginning of year               3,554,171           $7.01      3,396,408          $5.01      2,757,500           $1.21
GRANTED                           1,477,217           10.30        913,186          12.20      1,818,250            9.10
EXERCISED                         1,258,171            2.94        686,127           3.82      1,083,162            1.02
FORFEITED OR CANCELLED              676,174           11.58         69,296           9.10         96,180           14.54
=========================================================================================================================
OUTSTANDING AT
   end of year                    3,097,043           $9.24      3,554,171          $7.01      3,396,408           $5.01
=========================================================================================================================

OPTIONS EXERCISABLE AT YEAR
END                               1,278,888                      1,754,552                     1,343,617

WEIGHTED-AVERAGE GRANT DATE
FAIR VALUE OF OPTIONS GRANTED
DURING THE YEAR                       $7.40                          $9.28                         $6.07
-------------------------------------------------------------------------------------------------------------------------

      The following table summarizes information about stock options outstanding at December 31, 1998:

                                        Options Outstanding                                 Options Exercisable
                     -----------------------------------------------------------  -------------------------------------
                          Number          Weighted-Avg.                                Number
 Range of Exercise    Outstanding at        Remaining          Weighted-Avg.         Exercisable         Weighted-Avg.
       Prices            12/31/98       Contractual Life      Exercise Price         At 12/31/98         Exercise Price
                     -----------------------------------------------------------  -------------------------------------
  $1 TO 2                    249,199        6.3 years          $   1.32                  246,453           $   1.32
   5 TO 6                    378,362        9.7                    5.50                   25,598               5.50
   8 TO 9                    921,962        7.4                    8.25                  745,451               8.25
  10 TO 11                   388,117        8.3                   10.33                  134,150              10.27
  11 TO 12                   586,467        9.5                   11.54                   81,019              11.50
  12 TO 15                   525,936        8.4                   12.80                   16,092              12.75
  18 TO 24                    47,000        9.9                   22.91                   30,125              23.44
                     ===========================================================  ==================================
                           3,097,043        8.3                $   9.24                1,278,888            $  7.69
                     ===========================================================  ==================================

      EMPLOYEE STOCK PURCHASE PLAN - In June 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 100,000 shares of common stock have been reserved for issuance. As of December 31, 1998 there were 92,807 shares available for future issuance under the ESPP Plan. The Company commenced implementation of the plan in June 1998 and issued 7,193 common shares during 1998. No shares were issued under the plan in 1997 and 1996.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      At December 31, 1998, the Company has no material operating leases.

      Rental expense was approximately $4,000, $308,000, and $143,000 in 1998, 1997 and 1996, respectively.

      LITIGATION - There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its business, financial position or results of operations.



9.    TRANSACTIONS WITH RELATED PARTIES

      CONSULTING AGREEMENTS - In prior years, the Company had paid consulting fees for scientific research and development services provided by certain stockholders. The total charges from related parties approximated $8,000 in 1996. There were no amounts due to related parties at December 31, 1998, 1997 and 1996.



10.   MAJOR CUSTOMERS

      The portion of total revenue that was derived from major customers was as follows:

       Year ended December 31,                                    1998         1997          1996
       ------------------------------------------------------------------------------------------
       CUSTOMER A                                                  29%          12%           17%
       CUSTOMER B                                                  18%           6%             -
       CUSTOMER C                                                  14%            -             -
       CUSTOMER D                                                   8%          16%             -
       CUSTOMER E                                                   4%          13%           12%
       CUSTOMER F                                                    -           7%           22%
       CUSTOMER G                                                    -            -           10%
       ------------------------------------------------------------------------------------------

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   EMPLOYEE BENEFIT PLAN

      In 1994, the Company established a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. Company contributions were $58,000 in 1998, and there were no Company contributions in 1997 and 1996.

12.   NET INCOME (LOSS) PER SHARE

      A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

       Year ended December 31,                                1998             1997             1996
       ------------------------------------------------------------------------------------------------
       Weighted average shares - basic                     20,343,339      19,328,252        10,841,919
       DILUTIVE EFFECT OF:
           CONVERTIBLE PREFERRED STOCK                              -               -         5,467,106
           OPTIONS                                                  -               -         1,682,421
       ================================================================================================
       WEIGHTED AVERAGE SHARES - DILUTED                   20,343,339      19,328,252        17,991,446
       ================================================================================================

      For the years ended December 31, 1998 and 1997, potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for 1998 and 1997 were 1,027,457 and 1,676,311, respectively. For the year ended December 31, 1996, options to purchase 1,737,750 shares of common stock at an average weighted price of $8.57 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13.      QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended December 31, 1998:

                                                                                  1998
                                                     ----------------------------------------------------------------
       Quarters ended                                   March 31         June 30        Sept. 30         Dec. 31
       --------------------------------------------------------------------------------------------------------------
       Revenue                                          $2,004,016       $2,431,504     $3,346,693        $4,014,117
       Income (loss) from operations                    (1,893,126)      (1,715,539)      (503,411)          160,847
       Net income (loss)                                (1,455,437)      (1,290,978)       (77,772)          574,766
       --------------------------------------------------------------------------------------------------------------

       Net income (loss) per share - basic                  ($0.07)          ($0.06)        ($0.00)            $0.03
       Net income (loss) per share - diluted                ($0.07)          ($0.06)        ($0.00)            $0.03
       ==============================================================================================================


                                                                                  1997
                                                     ----------------------------------------------------------------
       Quarters ended                                  March 31        June 30        Sept. 30          Dec. 31
       --------------------------------------------------------------------------------------------------------------
       Revenue                                         $1,801,085      $1,870,417       $722,500         $1,804,049
       Loss from operations                              (724,586)       (748,143)    (2,569,699)        (2,114,248)
       Net loss                                          (276,302)       (275,398)    (2,145,946)        (1,750,690)
       --------------------------------------------------------------------------------------------------------------

       Net loss per share - basic                          ($0.01)         ($0.01)        ($0.11)            ($0.09)
       Net loss per share - diluted                        ($0.01)         ($0.01)        ($0.11)            ($0.09)
       ==============================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers and compliance with
Section 16(a) of the Exchange Act may be found in the sections captioned "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Tuesday, May 25, 1999. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of February 28, 1999 are:

                    NAME                       AGE       POSITION
                    ----                       ---       --------
Michael A. Tzannes.....................        37        President, Chief Executive Officer, and Director
David C. Hunter........................        43        Executive Vice President, Chief Operating Officer, and
                                                         Director
Richard P. Moberg......................        43        Chief Financial Officer and Treasurer
Edmund C. Reiter.......................        35        Senior Vice President


Michael A. Tzannes has been Aware's President and Chief Executive Officer since April 1998 and has served as a director of Aware since March 1998. From September 1997 to April 1998, he served as the Company's Chief Technology Officer and General Manager of Telecommunications. Mr. Tzannes served as Aware's Senior Vice President, Telecommunications from April 1996 to September 1997, as Aware's Vice President, Telecommunications from December 1992 to April 1996, as a Senior Member of Aware's Technical Staff from January 1991 to November 1992, and as a consultant to the Company from October 1990 to December 1990. From 1986 to 1990, he was a Staff Engineer at Signatron, Inc., a telecommunications technology and systems developer. Mr. Tzannes received a Ph.D. in electrical engineering from Tufts University, an M.S. from the University of Michigan at Ann Arbor, and a B.S. from the University of Patras, Greece.

David C. Hunter has served as the Executive Vice President and Chief Operating Officer and a director of Aware since May 1998. Mr. Hunter joined Aware in May 1996 as Senior Vice President, Product Development and served in that capacity until May 1998. From 1982 to April 1996, Mr. Hunter served as Vice President, Research and Development of I.D.E. Corporation ("IDEA"), a manufacturer of data communications equipment. Mr. Hunter was a founder and director of IDEA. Mr. Hunter received an M.B.A. with high distinction from the Harvard Graduate School of Business Administration and a B.S. with distinction from Cornell University.

Richard P. Moberg joined Aware in June 1996 as Chief Financial Officer and Treasurer. From December 1990 to June 1996, Mr. Moberg held a number of positions at Lotus Development Corporation, a computer software developer, including Corporate Controller from June 1995 to June 1996, Assistant Corporate Controller from May 1993 to June 1995, and Director of Financial Services from December 1990 to May 1993. Mr. Moberg received an M.B.A. from Bentley College and a B.B.A. in accounting from the University of Massachusetts at Amherst.

Edmund C. Reiter has been Senior Vice President of Aware since May 1998. Prior to that, he served as Aware's Vice President, Advanced Products from August 1995 to May 1998, Aware's Manager of Product Development for still image compression products from June 1994 to August 1995, as a Senior Member of Aware's Technical Staff from November 1993 to June 1994, and as a Member of Aware's

Technical Staff from December 1992 to November 1993. Mr. Reiter served as Senior Scientist at New England Research, Inc. from January 1991 to November 1992. Mr. Reiter received a Ph.D. from the Massachusetts Institute of Technology and a B.S. from Boston College.


ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned "Compensation of Directors and Executive Officers" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Tuesday, May 25, 1999. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Tuesday, May 25, 1999. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in the section captioned "Certain Transactions" appearing in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Tuesday, May 25, 1999. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A)      (1) INDEX TO FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Part II,
Item 8:


                                                                           Page
         Independent Auditors' Report.....................................  34
         Consolidated Balance Sheets as of December 31, 1998..............  35
         Consolidated Statements of Operations for each of the three years ended December 31, 1998................................  36
         Consolidated Statements of Cash Flows for each of the
             three years ended December 31, 1998..........................  37
         Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 1998.....................  38
         Notes to Consolidated Financial Statements.......................  39


     (2) INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                           Page
         Schedule II - Valuation and Qualifying Accounts..................  55


         Schedules other than those listed above have been omitted since they are either not required or not applicable or the information is otherwise included.


     (3) INDEX TO EXHIBITS

     EXHIBIT NO.      DESCRIPTION OF EXHIBIT
     -----------      ----------------------

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

           10.4       Form of Director Indemnification Agreement (filed as
                      Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).

           10.5 Agreement of Purchase and Sale by and between Aware, Inc. and The Mitre Corporation dated as of June 6, 1997 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

           10.6 Employment Agreement of James C. Bender, dated October 27, 1994, as amended on December 20, 1996 and April 23, 1998 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

           11.1* Computation of basic and diluted net income (loss) per share.

           21.1*      Subsidiaries of Registrant

           23.1*      Consent of Independent Accountants

           23.2*      Consent of Cesari & McKenna

      * Filed herewith.


(B) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1998.

                                                                     SCHEDULE II

                                   AWARE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED DECEMBER 31, 1998, 1997, 1996


-------------------------------------------------------------------------------------------------------------------------
          COL. A                     COL. B          COL. C (1)          COL. C (2)        COL. D            COL. E
-------------------------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                  -------------------------------------
                                    BALANCE AT       CHARGED TO           CHARGED          DEDUCTIONS         BALANCE
                                    BEGINNING         COSTS AND           TO OTHER         CHARGED TO          AT END
                                    OF PERIOD         EXPENSES            ACCOUNTS          RESERVES         OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts receivable:
1998. . . . . . . . . . . .           $50,000            $50,000                   -                -          $100,000

1997. . . . . . . . . . . .           $35,000            $25,923                   -          $10,923           $50,000

1996. . . . . . . . . . . .            $5,300            $19,698             $20,000           $9,998           $35,000


Allowance for sales
returns and allowances:

1998. . . . . . . . . . . .           $50,000                  -                   -                -           $50,000

1997. . . . . . . . . . . .                 -                  -             $50,000                -           $50,000

1996. . . . . . . . . . . .                 -                  -                   -                -                 -


Inventory reserves:

1998. . . . . . . . . . . .           $16,667           $274,999                   -         $107,861          $183,805

1997. . . . . . . . . . . .          $300,000           $275,000                   -         $558,333           $16,667

1996. . . . . . . . . . . .                 -           $365,000                   -          $65,000          $300,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   AWARE, INC.



                                   By: /s/ Michael A. Tzannes
                                   Michael A. Tzannes, Chief Executive Officer & President

                                   Date: March 24, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March 1999.



       SIGNATURE                             TITLE
       ---------                             -----

/s/ Michael A. Tzannes         Chief Executive Officer, President, and Director
Michael A. Tzannes             (Principal Executive Officer)


/s/ Richard P. Moberg          Chief Financial Officer, Treasurer
Richard P. Moberg              (Principal Financial and Accounting Officer)


/s/ John K. Kerr               Chairman of the Board of Directors
John K. Kerr


/s/ David Ehreth               Director
David Ehreth


/s/ David C. Hunter            Executive Vice President, Chief Operating
David C. Hunter                Officer, and Director


/s/ John S. Stafford, Jr.      Director
John S. Stafford, Jr.