Form 10-Q
period 1999-03-31
AWARE INC /MA/
filed 1999-05-12
CIK 1015739

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

                      FOR THE QUARTER ENDED MARCH 31, 1999

                        COMMISSION FILE NUMBER 000-21129


                                   AWARE, INC.
                                   -----------
             (Exact Name of Registrant as Specified in Its Charter)


          MASSACHUSETTS                                      04-2911026
 (State or Other Jurisdiction of                               (I.R.S.
 Incorporation or Organization)                     Employer Identification No.)



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


                             YES  X           NO
                                 ---             ---

Indicate the number of shares outstanding of the issuer's common stock as of April 30, 1999:

                 CLASS                         NUMBER OF SHARES OUTSTANDING
                 -----                         ----------------------------
Common Stock, par value $0.01 per share              21,377,678 shares



================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                TABLE OF CONTENTS

                                                                            Page

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of
          March 31, 1999 and December 31, 1998 ..........................    3

          Consolidated Condensed Statements of Operations for the
          Three Months Ended March 31, 1999
          and March 31, 1998 ............................................    4

          Consolidated Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 1999
          and March 31, 1998 ............................................    5

          Notes to Consolidated Condensed Financial Statements ..........    6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................    7

Item 3    Quantitative and Qualitative Disclosures about
          Market Risk ...................................................   17

PART II   OTHER INFORMATION

Item 1    Legal Proceedings .............................................   18

Item 6    Exhibits and Reports on Form 8-K ..............................   19

          Signatures ....................................................   19

                          PART I. FINANCIAL INFORMATION
               ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   AWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       1999                 1998
                                                                                    -----------          -----------
                                  ASSETS
Current assets:
     Cash and cash equivalents.............................................         $24,191,856          $23,512,242
     Short-term investments................................................           5,019,410            3,054,717
     Accounts receivable (less allowance for doubtful
        accounts of $100,000 in 1999 and $100,000 in 1998).................           3,879,663            2,901,724
     Inventories...........................................................              64,581              120,911
     Prepaid expenses......................................................             251,911              252,050
                                                                                    -----------          -----------
           Total current assets............................................          33,407,421           29,841,644

Property and equipment, net of accumulated depreciation and
     amortization of $3,286,990 in 1999 and $2,860,516 in 1998.............          10,229,841           10,320,581
                                                                                    -----------          -----------
Total assets...............................................................         $43,637,262          $40,162,225
                                                                                    ===========          ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.....................................................          $   763,463          $   479,704
     Accrued expenses .....................................................             134,113              127,525
     Accrued compensation .................................................             447,694              324,669
     Accrued professional..................................................              72,416               84,000
     Deferred revenue......................................................               6,250               12,500
                                                                                    -----------          -----------
             Total current liabilities.....................................           1,423,936            1,028,398

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding..............................................                  --                   --
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 21,234,313 in 1999 and 20,911,388 in 1998...              212,343              209,114
      Additional paid-in capital...........................................          58,337,496           55,938,189
      Accumulated deficit.................................................          (16,336,513)         (17,013,476)
                                                                                    -----------          -----------
             Total stockholders' equity...................................           42,213,326           39,133,827

Total liabilities and stockholders' equity.................................         $43,637,262          $40,162,225
                                                                                    ===========          ===========



               The accompanying notes are an integral part of the
                             financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
Revenue:
    Product sales ................................  $ 1,224,705     $   741,458
    Contract revenue .............................    2,561,261       1,199,377
    Royalties ....................................      520,302          63,181
                                                    -----------     -----------
        Total revenue ............................    4,306,268       2,004,016

Costs and expenses:
    Cost of product sales ........................      246,007         377,133
    Cost of contract revenue .....................    1,759,059       1,099,075
    Research and development .....................      782,729       1,097,356
    Selling and marketing ........................      586,796         767,607
    General and administrative ...................      593,135         555,971
                                                    -----------     -----------
         Total costs and expenses ................    3,967,726       3,897,142

Income (loss) from operations ....................      338,542      (1,893,126)
Other income and expense .........................       18,300          99,000
Interest income ..................................      320,121         338,689
                                                    -----------     -----------

Net income (loss) before provision for income
   taxes .........................................      676,963      (1,455,437)
Provision for income taxes .......................           --              --
                                                    -----------     -----------

Net income (loss) ................................  $   676,963     $(1,455,437)
                                                    ===========     ===========

Net income (loss) per share - basic ..............  $      0.03     $     (0.07)
Net income (loss) per share - diluted ............  $      0.03     $     (0.07)
                                                    ===========     ===========


Weighted average shares - basic ..................   21,097,978      19,718,820
Weighted average shares - diluted ................   23,372,593      19,718,820
                                                    ===========     ===========






               The accompanying notes are an integral part of the
                             financial statements.

                                   AWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      -------------------------------
                                                                        1999                1998
                                                                      -----------         -----------

Cash flows from operating activities:
   Net income (loss)..........................................        $   676,963         $(1,455,437)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization.............................          426,474             336,879
      Increase (decrease) from changes in assets and
        liabilities:
         Accounts receivable..................................           (977,939)           (371,502)
         Inventories..........................................             56,330              42,132
         Prepaid expenses.....................................                139             (25,890)
         Accounts payable.....................................            283,759            (211,461)
         Accrued expenses.....................................            118,029             (67,309)
         Deferred revenue.....................................             (6,250)                  -
                                                                      -----------         -----------
Net cash provided by (used in) operating activities..........             577,505          (1,752,588)

Cash flows from investing activities:
    Purchases of property and equipment.......................           (335,734)           (269,138)
    Net (purchases) sales of short-term investments..........          (1,964,693)            562,165
                                                                      -----------         -----------
Net cash (used in) provided by investing activities                    (2,300,427)            293,027

Cash flows from financing activities:
     Proceeds from issuance of common stock...................          2,402,536             532,306
                                                                      -----------         -----------
Increase (decrease) in cash and cash equivalents..............            679,614            (927,255)
Cash and cash equivalents, beginning of period................         23,512,242          23,496,508
                                                                      -----------         -----------
Cash and cash equivalents, end of period......................        $24,191,856         $22,569,253
                                                                      ===========         ===========








               The accompanying notes are an integral part of the
                             financial statements.

                                   AWARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)      BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 1999, and of operations and cash flows for the interim periods ended March 31, 1999 and 1998.

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 1998 in conjunction with its 1998 Annual Report on Form 10-K.

        The results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year.

B)      INVENTORY

        Inventory consists primarily of the following:

                                                                    MARCH 31,            DECEMBER 31,
                                                                      1999                   1998
                                                               -------------------    -------------------
               Raw materials...............................          $ 8,103               $ 13,091
               Work-in-process.............................               --                     --
               Finished goods..............................           56,478                107,820
                                                               -------------------    -------------------
                      Total................................          $64,581               $120,911
                                                               ===================    ===================

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


RESULTS OF OPERATIONS

        Product Sales. Product sales consist primarily of revenue from the sale of compression software products and digital subscriber line ("DSL") equipment. DSL equipment sales include customer premise equipment, such as modems and access routers, and engineering tools, such as DSL test and development systems.

Product sales increased 65.2% from $741,458 in the first quarter of 1998 to $1,224,705 in the current year quarter. As a percentage of total revenue, product sales decreased from 37.0% in the first quarter of 1998 to 28.4% in the current year quarter. The dollar increase was primarily due to a substantial increase in compression software revenue, and higher revenue from the sale of test and development systems. Compression software revenue increased primarily due to an OEM customer who began to ship the Company's radiology compression software in higher volumes this quarter. Test and development system revenue increased primarily due to the addition of more semiconductor customers over the past year, and the availability of the Company's new Veritas992 DSL Lab Test System during the first quarter of 1999.

        Contract Revenue. Contract revenue consists primarily of license, engineering development, and customer support fees that Aware is paid under development and license agreements with semiconductor and equipment manufacturers. The majority of contract revenue is due upon transfers of pre-existing intellectual property, upon the completion of development milestones, or the provision of customer support by Aware. Contract revenue also includes an insignificant amount of revenue from U.S. government research contracts.

Contract revenue increased 113.5% from $1,199,377 in the first quarter of 1998 to $2,561,261 in the current year quarter. As a percentage of total revenue, contract revenue decreased slightly from 59.8% in the first quarter of 1998 to 59.5% in the current year quarter. The dollar increase was primarily due to a substantial increase in contract revenue from the Company's main telecommunications semiconductor customers. More specifically, contract revenue growth was primarily due to new and ongoing projects with Lucent Microelectronics ("Lucent"), and the addition of Siemens AG ("Siemens") and STMicroelectronics ("ST") as new customers during the past year. The dollar increase in telecommunications contract revenue was partially offset by a decline in U.S. government research revenue. The Company completed its last U.S. government research project in the first quarter of 1999, and anticipates that on-going revenue from such projects will not continue in future periods.

        Royalties. Royalties consist of royalty payments to Aware under development and license agreements. Royalties are due from customers upon shipment of chipset or equipment products that contain the Company's licensed technology. Royalty payments are either based on a fixed dollar amount for each unit of product shipped or a percentage of net product revenue.

Royalties increased from $63,181 in the first quarter of 1998 to $520,302 in the current year quarter. As a percentage of total revenue, royalties increased from 3.2% in the first quarter of 1998 to 12.1% in the current year quarter. The dollar increase was primarily due to DSL chipset royalty payments from two of the Company's main semiconductor customers. The Company believes that higher shipments of its customers' DSL chipsets to manufacturers of central office equipment and personal computers was driven by initial deployments of DSL services by the telecommunications industry.

        Cost of Product Sales. Cost of product sales consists primarily of: (i) cost of goods for purchases of finished inventory from third party suppliers,
(ii) Aware overhead costs related to testing and final assembly, and (iii) in certain periods, provisions for excess and obsolete inventory.

Cost of product sales decreased 34.8% from $377,133 in the first quarter of 1998 to $246,007 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 50.9% in the first quarter of 1998 to 20.1% in the current year quarter. Much of the percentage decrease is attributable to a higher percentage of compression software in the product sales mix, which has minimal related costs. DSL equipment cost of product sales as a percentage of DSL equipment product sales was 87% in the first quarter of 1998 as compared to 41% in the first quarter of 1999. The percentage decline is primarily due to a larger percentage of higher margin test and development system revenue in the sales mix, and a substantial reduction of obsolescence provisions in the current year period.

        Cost of Contract Revenue. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with Aware's license and development agreements and U.S. government contracts. Cost of contract revenue increased 60.0% from $1,099,075 in the first quarter of 1998 to $1,759,059 in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 91.6% in the first quarter of 1998 to 68.7% in the current year quarter. The dollar increase in cost of contract revenue was primarily due to new and ongoing projects with Lucent, and the addition of new customer projects with Siemens and ST. Increased spending related to these new projects and customers was partially offset by slightly lower spending on U.S. government research projects. The percentage decline is primarily due to the Company's ability to leverage its technology over a larger customer base.

        Research and Development Expense. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to research and development on Aware hardware products and basic technology. Research and development expense decreased by 28.7% from $1,097,356 in the first quarter of 1998 to $782,729 in the current year quarter. As a percentage of total revenue, research and development expense decreased from 54.8% in the first quarter of 1998 to 18.2% in the current year quarter. The dollar decrease was primarily due to: (i) lower spending related to the development of the Company's x200 Access Router, and
(ii) lower spending on non-customer-specific research and development projects. Lower spending on these engineering efforts was partially offset by higher spending related to the development of the Company's compression software technology and Veritas992 DSL Lab Test System.

        Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Selling and marketing expense decreased 23.6% from $767,607 in the first quarter of 1998 to $586,796 in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 38.3% in the first quarter of 1998 to 13.6% in the current year quarter. The dollar decrease was primarily due to lower marketing and support staff spending in the current year quarter, as a result of the realignment of the sales and marketing organization in 1998 to better execute the Company's intellectual property and software licensing strategy.

        General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, public company expenses and professional services, such as legal and audit expenses. General and administrative expense increased 6.7% from $555,971 in the first quarter of 1998 to $593,135 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 27.7% in the first quarter of 1998 to 13.8% in the current year quarter. The dollar increase is primarily due to higher public company expenses in the current year period.

        Other income and expense. Other income consists of rental income from real estate leases. Other income and expense decreased from $99,000 in the first quarter of 1998 to $18,300 in the current year quarter. When the Company completed the purchase of its headquarters building in July 1997, the terms of the purchase agreement required Aware to sublet 24,000 square feet to the seller for a period of 18 months. The sublease agreement terminated in January 1999 and the Company does not anticipate any further sublease income in future periods. The Company plans to begin occupying the additional 24,000 square feet starting in the second half of 1999.

        Interest Income. Interest income decreased 5.5% from $338,689 in the first quarter of 1998 to $320,121 in the current year quarter. The modest dollar decrease is primarily due to lower interest rates on cash and cash equivalents, and short-term investments in the current period. The decrease in interest income was partially offset by increased interest income stemming from higher cash balances in the current period.

        Income Taxes. Aware has made no provision for income taxes as its historical net losses have resulted in tax loss carryforwards. At December 31, 1998, Aware had available federal net operating loss carryforwards of approximately $30,304,000, which expire in 2003 through 2013, and federal research and development credit carryforwards of approximately $1,268,000, which expire in 2003 through 2013. At December 31, 1998, Aware also had available state net operating loss carryforwards of approximately $24,141,000, which expire in 1999 through 2003, and state research and development and investment tax credit carryforwards of approximately $996,000, which expire in 2006 through 2013. Of the total net operating loss carryforwards, approximately $12,027,000 are attributable to the exercise of stock options, and the tax benefit from these losses, when utilized, will be credited to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash, cash equivalents and short-term investments of $29,211,266, an increase of $2,644,307 from December 31, 1998. This increase is primarily due to $577,505 of cash provided from operations and $2,402,536 of proceeds from the issuance of common stock under the Company's stock option plans, which was partially offset by $335,734 of cash invested in property and equipment.

Cash provided by operations was primarily the result of net income in the first quarter of 1999. Property and equipment spending was primarily related to laboratory equipment, computer equipment, and purchased software for engineering activities.

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

History of Operating Losses

The Company may not achieve profitable operations in any future period. The Company has incurred operating losses in every fiscal year since inception. As of March 31, 1999, the Company had an accumulated deficit of $16.3 million. Substantial additional research and development spending will be required to enhance the Company's core technology before market acceptance can be determined. Although revenue has grown in recent quarters and the Company has begun to achieve profitability, there can be no assurance that it will continue to grow in future quarters or that it will grow enough to enable sustained profitability.


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


Dependence on Hiring and Retaining Personnel

The Company believes that its future success will depend significantly on its ability to attract, motivate and retain additional highly-skilled technical, managerial and marketing personnel. Competition for qualified engineers is intense and there are a limited number of available persons with the necessary knowledge and experience in DSL, chip design and related technologies. Finding, training and integrating additional qualified personnel is likely to be difficult and expensive, and the Company may be unable to do so successfully. During 1997, 1998 and the first three months of 1999, the Company was not able to hire all of the engineers it had contemplated in its business plans. If the Company is unable to hire and retain a sufficient number of engineers, its business could be materially and adversely affected.

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

                                     ITEM 3:
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


CASH AND CASH EQUIVALENTS

As of March 31, 1999, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

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


                                 AWARE, INC.


    Date: May 10, 1999           By: /s/ Michael A. Tzannes
                                    -----------------------------------
                                    Michael A. Tzannes, Chief Executive
                                    Officer and President


    Date: May 10, 1999           By: /s/ Richard P. Moberg
                                     ----------------------------------
                                     Richard P. Moberg, Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)