Form 10-Q
period 1999-06-30
AWARE INC /MA/
filed 1999-08-11
CIK 1015739

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

                       FOR THE QUARTER ENDED JUNE 30, 1999

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


                               YES [ X ] NO [   ]

Indicate the number of shares outstanding of the issuer's common stock as of July 30, 1999:

               CLASS                         NUMBER OF SHARES OUTSTANDING
---------------------------------------      ----------------------------
Common Stock, par value $0.01 per share            21,674,503 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                TABLE OF CONTENTS



                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         June 30, 1999 and December 31, 1998...............................    3

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1999
         and 1998..........................................................    4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998...........................    5

         Notes to Consolidated Financial Statements........................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    8

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk.......................................................   19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   20

Item 4.  Submission of Matters to a Vote of Security Holders...............   20

Item 6.  Exhibits and Reports on Form 8-K..................................   21

         Signatures........................................................   21

                                           PART I. FINANCIAL INFORMATION
                                     ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                    AWARE, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                                                             JUNE 30,       DECEMBER 31,
                                                                                               1999             1998
                                                                                           ------------     ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents .......................................................     $ 27,560,384     $ 23,512,242
     Short-term investments ..........................................................        4,059,679        3,054,717
     Accounts receivable (less allowance for doubtful
        accounts of $150,000 in 1999 and $100,000 in 1998) ...........................        4,545,012        2,901,724
     Inventories .....................................................................          181,049          120,911
     Prepaid expenses ................................................................          361,343          252,050
                                                                                           ------------     ------------
           Total current assets ......................................................       36,707,467       29,841,644

Property and equipment, net of accumulated depreciation and
     amortization of $3,730,943 in 1999 and $2,860,516 in 1998 .......................       10,005,001       10,320,581
                                                                                           ------------     ------------

Total assets .........................................................................     $ 46,712,468     $ 40,162,225
                                                                                           ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................................     $    533,631     $    479,705
     Accrued expenses ................................................................          100,500          127,525
     Accrued compensation ............................................................          330,211          324,669
     Accrued professional ............................................................           73,377           84,000
     Deferred revenue ................................................................             --             12,500
                                                                                           ------------     ------------
             Total current liabilities ...............................................        1,037,719        1,028,399

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding ........................................................             --               --
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 21,508,893 in 1999 and 20,911,388 in 1998 ..............          215,089          209,114
      Additional paid-in capital .....................................................       60,877,196       55,938,189
      Accumulated deficit ............................................................      (15,417,536)     (17,013,477)
                                                                                           ------------     ------------
             Total stockholders' equity ..............................................       45,674,749       39,133,826

Total liabilities and stockholders' equity ...........................................     $ 46,712,468     $ 40,162,225
                                                                                           ============     ============





    The accompanying notes are an integral part of the financial statements.

                                                    AWARE, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                               --------------------------      --------------------------
                                                                  1999          1998              1999          1998
                                                               -----------   ------------      -----------   ------------

Revenue:
    Product sales ......................................       $ 1,431,126   $    725,813      $ 2,655,831   $  1,467,271
    Contract revenue ...................................         2,498,950      1,651,822        5,060,211      2,851,199
    Royalties ..........................................           780,723         53,869        1,301,025        117,050
                                                               -----------   ------------      -----------   ------------
     Total revenue .....................................         4,710,799      2,431,504        9,017,067      4,435,520

Costs and expenses:
    Cost of product sales ..............................           343,243        456,629          589,250        833,762
    Cost of contract revenue ...........................         1,625,033      1,107,459        3,384,092      2,206,534
    Research and development ...........................           775,056      1,188,128        1,557,785      2,285,484
    Selling and marketing ..............................           711,944        861,864        1,298,740      1,629,471
    General and administrative .........................           681,387        532,963        1,274,522      1,088,934
                                                               -----------   ------------      -----------   ------------
     Total costs and expenses ..........................         4,136,663      4,147,043        8,104,389      8,044,185

Income (loss) from operations ..........................           574,136     (1,715,539)         912,678     (3,608,665)
Other income and expense ...............................              --           99,000           18,300        198,000
Interest income ........................................           344,841        325,561          664,962        664,250
                                                               -----------   ------------      -----------   ------------

Income (loss) before provision for income taxes ........           918,977     (1,290,978)       1,595,940     (2,746,415)
Provision for income taxes .............................              --             --               --             --
                                                               -----------   ------------      -----------   ------------

Net income (loss) ......................................       $   918,977   ($ 1,290,978)     $ 1,595,940   ($ 2,746,415)
                                                               ===========   ============      ===========   ============


Net income (loss) per share - basic ....................       $      0.04   ($      0.06)     $      0.08   ($      0.14)
Net income (loss) per share - diluted ..................       $      0.04   ($      0.06)     $      0.07   ($      0.14)
                                                               ===========   ============      ===========   ============


Weighted average shares - basic ........................        21,407,811     20,212,309       21,253,747     19,966,936
Weighted average shares - diluted ......................        23,760,248     20,212,309       23,593,016     19,966,936
                                                               ===========   ============      ===========   ============



    The accompanying notes are an integral part of the financial statements.

                                                    AWARE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)



                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ------------------------------
                                                                                       1999              1998
                                                                                   ------------      ------------

Cash flows from operating activities:
   Net income (loss) .........................................................     $  1,595,940      ($ 2,746,415)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization ............................................          870,427           717,328
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable .................................................       (1,643,288)         (560,446)
         Inventories .........................................................          (60,138)          (11,753)
         Prepaid expenses ....................................................           90,707           135,910
         Accounts payable ....................................................           53,927          (333,166)
         Accrued expenses ....................................................          (32,106)          (43,273)
         Deferred revenue ....................................................          (12,500)          125,000
                                                                                   ------------      ------------
Net cash provided by (used in) operating activities ..........................          862,969        (2,716,815)

Cash flows from investing activities:
    Purchases of property and equipment ......................................         (554,847)         (614,011)
    Other assets .............................................................         (200,000)             --
    Net (purchases) sales of short-term investments ..........................       (1,004,962)          577,938
                                                                                   ------------      ------------
Net cash used in investing activities ........................................       (1,759,809)          (36,073)

Cash flows from financing activities:
     Proceeds from issuance of common stock ..................................        4,944,982         1,922,677
                                                                                   ------------      ------------

Increase (decrease) in cash and cash equivalents .............................        4,048,142          (830,211)
Cash and cash equivalents, beginning of period ...............................       23,512,242        23,496,508
                                                                                   ============      ============
Cash and cash equivalents, end of period .....................................     $ 27,560,384      $ 22,666,297
                                                                                   ============      ============



    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 1999, and of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 1998 in conjunction with its 1998 Annual Report on Form 10-K.

         The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year.

B)       INVENTORY

         Inventory consists primarily of the following:

                                             JUNE 30,     DECEMBER 31,
                                               1999          1998
                                             --------      --------

         Raw materials ....................  $ 35,100      $ 13,091
         Finished goods ...................   145,949       107,820
                                             --------      --------
                Total .....................  $181,049      $120,911
                                             ========      ========

C)       EARNINGS PER SHARE

         Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table presents the calculation for both basic and diluted
         EPS:

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      --------------------------     --------------------------
                                                         1999          1998             1999          1998
                                                      -----------   ------------     -----------   ------------


Net income (loss) ..................................  $   918,977   ($ 1,290,978)    $ 1,595,940   ($ 2,746,415)
                                                      ===========   ============     ===========   ============

Weighted average shares outstanding:
   Common stock ....................................   21,407,811     20,212,309      21,253,747     19,966,936
   Employee stock options ..........................    2,352,437           --         2,339,269           --
                                                      -----------   ------------     -----------   ------------
Common stock and common stock equivalents ..........   23,760,248     20,212,309      23,593,016     19,966,936
                                                      ===========   ============     ===========   ============

Net income (loss) per share:
   Basic ...........................................  $      0.04   ($      0.06)    $      0.08   ($      0.14)
   Diluted .........................................  $      0.04   ($      0.06)    $      0.07   ($      0.14)


         For the three and six month periods ended June 30, 1998, potential common shares related to stock options are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive.

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

Product sales increased 97.2% from $725,813 in the second quarter of 1998 to $1,431,126 in the current year quarter. As a percentage of total revenue, product sales increased from 29.9% in the second quarter of 1998 to 30.4% in the current year quarter. For the six months ended June 30, product sales increased 81.0% from $1,467,271 in 1998 to $2,655,831 in 1999. As a percentage of total revenue, product sales decreased from 33.1% in the first six months of 1998 to 29.5% in the corresponding period of 1999.

For the three and six month periods, the dollar increase is primarily due to a substantial increase in hardware product revenue from the sale of DSL test and development systems, and higher revenue from the sale of compression software. DSL test and development system revenue increased primarily due to: (i) increased sales to equipment suppliers using chipsets based upon the Company's DSL technology and (ii) the availability of the Company's new Veritas992 product during the first half of 1999. Compression software revenue increased primarily due to increased demand by a number of OEM customers who shipped the Company's compression software in higher volumes during the first half of 1999.

         Contract Revenue. Contract revenue consists primarily of license, engineering development, and customer support fees that Aware is paid under development and license agreements with semiconductor and equipment manufacturers. The majority of contract revenue is due upon the transfer of pre-existing intellectual property, upon the completion of development milestones, or the provision of customer support by Aware. Contract revenue also includes an insignificant amount of revenue from U.S. government research contracts.

Contract revenue increased 51.3% from $1,651,822 in the second quarter of 1998 to $2,498,950 in the current year quarter. As a percentage of total revenue, contract revenue decreased from 67.9% in the second quarter of 1998 to 53.0% in the current year quarter. For the six months ended June 30, contract revenue increased 77.5% from $2,851,199 in 1998 to $5,060,211 in 1999. As a percentage of total revenue, contract revenue decreased from 64.3% in the first six months of 1998 to 56.1% in the corresponding period of 1999.

The dollar increase in both the three and six month periods is primarily due to a substantial increase in contract revenue from the Company's main telecommunications semiconductor customers. More specifically, contract revenue growth was primarily due to the addition of Infineon Technologies AG ("Infineon"), Siemens AG ("Siemens"), NEC Corporation ("NEC"), and STMicroelectronics ("ST") as new customers during the past year. The dollar increase in telecommunications contract revenue was partially offset by a decline in U.S. government research revenue. The Company completed its last U.S. government research project in the first quarter of 1999, and anticipates that revenue from such projects will not continue in future periods.

         Royalties. Royalties consist of royalty payments to Aware under development and license agreements. Royalties are due from customers upon shipment of chipset or equipment products that contain the Company's licensed technology. Royalty payments are either based on a fixed dollar amount for each unit of product shipped or a percentage of net product revenue.

Royalties increased from $53,869 in the second quarter of 1998 to $780,723 in the current year quarter. As a percentage of total revenue, royalties increased from 2.2% in the second quarter of 1998 to 16.6% in the current year quarter. For the six months ended June 30, royalties increased from $117,050 in 1998 to $1,301,025 in 1999. As a percentage of total revenue, royalties increased from 2.6% in the first six months of 1998 to 14.4% in the corresponding period of 1999. The Company believes that the increase in royalties was primarily the result of higher shipments of its customers' DSL chipsets to manufacturers of central office equipment and personal computers. The increase in customer DSL chipset shipments was driven by initial deployments of DSL services by the telecommunications industry.

         Cost of Product Sales. Cost of product sales consists primarily of the cost of goods for equipment sales.

Cost of product sales decreased 24.8% from $456,629 in the second quarter of 1998 to $343,243 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 62.9% in the second quarter of 1998 to 24.0% in the current year quarter. DSL equipment cost of product sales as a percentage of DSL equipment product sales was 94.3% in the second quarter of 1998 as compared to 36.8% in the second quarter of 1999. The percentage declines are primarily due to a larger percentage of higher margin test and development system revenue in the sales mix, and a substantial reduction of obsolescence provisions in the current year period.

For the six months ended June 30, cost of product sales decreased 29.3% from $833,762 in 1998 to $589,250 in 1999. As a percentage of product sales, cost of product sales decreased from 56.8% in the first six months of 1998 to 22.2% in the corresponding period of 1999. Some of the percentage decrease is attributable to a higher percentage of compression software in the product sales mix, which has minimal related costs. DSL equipment cost of product sales as a percentage of DSL equipment product sales was 90.7% in the first six months of 1998 as compared to 38.4% in the corresponding period of 1999. The percentage decline is primarily due to a larger percentage of higher margin test and development system revenue in the sales mix, and a substantial reduction of obsolescence provisions in the current year period.

         Cost of Contract Revenue. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with Aware's license and development agreements and U.S. government contracts. Cost of contract revenue increased 46.7% from $1,107,459 in the second quarter of 1998 to $1,625,033 in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 67.0% in the second quarter of 1998 to 65.0% in the current year quarter. For the six months ended June 30, cost of contract revenue increased 53.4% from $2,206,534 in 1998 to $3,384,092 in 1999. As a percentage of contract revenue, cost of contract revenue decreased from 77.4% in the first six months of 1998 to 66.9% in the corresponding period of 1999. For the three and six month periods, the dollar increase is primarily due to new customer projects with Infineon, Siemens, NEC, and ST. Increased spending related to these new projects and customers was partially offset by almost no spending on U.S. government research projects. The decline in cost of contract revenue as a percentage of contract revenue is primarily due to the Company's ability to leverage its technology and development efforts over a larger customer base.

         Research and Development Expense. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to research and development on Aware DSL equipment and non-customer specific core DSL and compression technology. Research and development expense decreased by 34.8% from $1,188,128 in the second quarter of 1998 to $775,056 in the current year quarter. As a percentage of total revenue, research and development expense decreased from 48.9% in the second quarter of 1998 to 16.5% in the current year quarter. For the six months ended June 30, research and development expense decreased 31.8% from $2,285,484 in 1998 to $1,557,785 in 1999. As a percentage of total revenue, research and development expense decreased from 51.5% in the first six months of 1998 to 17.3% in the corresponding period of 1999. For the three and six month periods, the dollar decrease was primarily due to: (i) lower spending related to the development of the Company's x200 Access Router, and
(ii) lower spending due to the replacement of a number of relatively expensive outside contractors with new full-time Aware engineering employees. Lower spending was partially offset by higher expenses related to the development of the Company's Veritas992 product.

         Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Selling and marketing expense decreased 17.4% from $861,864 in the second quarter of 1998 to $711,944 in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 35.4% in the second quarter of 1998 to 15.1% in the current year quarter. For the six months ended June 30, selling and marketing expense decreased by 20.3% from $1,629,471 in 1998 to $1,298,740 in 1999. As a percentage of total revenue, selling and marketing expense decreased from 36.7% in the first six months of 1998 to 14.4% in the corresponding period of 1999. For the three and six month periods, the dollar decrease was primarily due to lower spending, as a result of the realignment of the sales and marketing organization in 1998 to better execute the Company's intellectual property and software licensing strategy.

         General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, public company expenses and professional services, such as legal and audit expenses. General and administrative expense increased 27.8% from $532,963 in the second quarter of 1998 to $681,387 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 21.9% in the second quarter of 1998 to 14.5% in the current year quarter. For the six months ended June 30, general and administrative expense increased 17.0% from $1,088,934 in 1998 to $1,274,522 in 1999. As a percentage of total revenue, general and administrative expense decreased from 24.6% in the first six months of 1998 to 14.1% in the corresponding period of 1999. For the three and six month periods, the dollar increase is primarily due to higher public company expenses and additions to the Company's administration staff, including the hiring of a General Counsel in the second quarter of 1999.

         Other Income and Expense. Other income consists of rental income from real estate leases. Other income and expense decreased from $99,000 in the second quarter of 1998 to zero in the current year quarter. For the six months ended June 30, other income decreased from $198,000 in 1998 to $18,300 in 1999. When the Company completed the purchase of its headquarters building in July 1997, the terms of the purchase agreement required Aware to sublet 24,000 square feet to the seller for a period of 18 months. The sublease agreement terminated in January 1999 and the Company does not anticipate any further sublease income in future periods. The Company plans to occupy the additional 24,000 square feet starting in the second half of 1999.

         Interest Income. Interest income increased 5.9% from $325,561 in the second quarter of 1998 to $344,841 in the current year quarter. For the six months ended June 30, interest income increased 0.1% from $664,250 in 1998 to $ 664,962 in 1999. The modest dollar increase in both periods is primarily due to increased interest income from higher cash balances, which was mostly offset by lower interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $31,620,063, an increase of $5,053,104 from December 31, 1998. The increase is primarily due to $862,969 of cash provided from operations and $4,944,982 of proceeds from the issuance of common stock under the Company's employee stock plans. Cash provided from these sources was partially offset by $754,847 of cash invested in property and equipment, and other assets.

Cash provided from operations in the first six months of 1999 was the result of net income, less working capital requirements. Property and equipment spending was primarily related to laboratory equipment, computer equipment, and purchased software acquired for engineering activities.

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

The Company has reviewed the software it uses internally to determine whether it is Year 2000 compliant. In those instances in which installed software is not already Year 2000 compliant, the Company is planning either to replace non-compliant software with Year 2000 compliant software or to obtain patches that will make such software Year 2000 compliant. The Company is in the process of obtaining and implementing the replacement software and patches, a process that the Company had largely completed by June 1999. Based on the foregoing, the Company currently has no reason to believe that its internal software systems will not be Year 2000 compliant.

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

History of Operating Losses

The Company may not achieve profitable operations in any future period. The Company has incurred operating losses in every fiscal year since inception. As of June 30, 1999, the Company had an accumulated deficit of $15.4 million. Substantial additional research and development spending will be required to enhance the Company's core technology before market acceptance can be determined. Although revenue has grown in recent quarters and the Company has begun to achieve profitability, there can be no assurance that it will continue to grow in future quarters or that it will grow enough to enable sustained profitability.


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

Other factors, many of which are outside of the Company's control, also could cause variations in quarterly revenue and operating results. Some of these factors are: (i) the rate of market acceptance of DSL broadband access, generally, and of Aware's G.Lite and full-rate ADSL technology in particular; (ii) demand for the Company's licensees' chipsets and products that incorporate Aware technology, particularly G.Lite; (iii) development by Aware or its competitors of enhanced or alternative high-speed network access technologies; (iv) changes in industry standards governing DSL technology solutions; (v) the extent and timing of new customer license transactions; (vi) changes in the Company's and system companies' development schedules and levels of expenditure on research and development; (vii) personnel changes, particularly those involving engineering and technical personnel; (viii) costs associated with protecting the Company's intellectual property; (ix) regulatory developments; and (x) general economic trends.


New and Unproven Business Model

In the second quarter of 1998, the Company shifted its business strategy to focus on licensing its DSL technology to semiconductor and equipment manufacturers that incorporate the Company's technology into DSL chipsets and products, and away from sales of DSL-based products such as modems. Other than the Company's six-year relationship with Analog Devices, Aware does not have extensive experience licensing its technology to third parties. Moreover, obtaining suitable licensees for the Company's technology is difficult because of the following features of its strategy: (i) the Company must typically undergo a lengthy and expensive process of building a relationship with a potential licensee before entering into an agreement; (ii) the Company must persuade semiconductor and equipment manufacturers with significant resources to rely on the Company for critical technology on an ongoing basis rather than trying to develop similar technology internally; and (iii) the Company must persuade potential licensees to bear development costs associated with the Company's technology applications and to make the necessary investment to successfully produce chipsets and products using Aware's technology. The Company's success also depends on its ability to generate significant royalties from its customer licensing arrangements. If the Company cannot obtain suitable licensees or otherwise fails to implement its business strategy successfully, there could be a material adverse effect on the Company's business, financial condition and results of operations.


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

Dependence on Acceptance of DSL Technology For Broadband Access

In addition to DSL technology for telephone networks, high-speed network access solutions have been developed for cable networks and wireless systems. Furthermore, other alternative high-speed access technologies may be developed in the future as well. Cable modem installations have begun and are expected to increase significantly for the foreseeable future. If alternative high-speed network access technologies supplant telephone lines as an access medium, the Company's business could be materially and adversely affected.


Limited Intellectual Property Protection; Risk of Third Party Claims of Infringement

Because Aware is a technology provider, its ability to protect its intellectual property and to operate without infringing the intellectual property rights of others is critical to its success. The Company regards its technology as proprietary, and has a number of patents and pending patent applications. The Company also relies on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect its unpatented intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Aware's technology without authorization. Although the Company intends to defend its intellectual property as necessary, there can be no assurance that the steps the Company has taken will be adequate to prevent misappropriation.

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


Dependence on Hiring and Retaining Personnel

The Company believes that its future success will depend significantly on its ability to attract, motivate and retain additional highly-skilled technical, managerial and marketing personnel. Competition for qualified engineers is intense and there are a limited number of available persons with the necessary knowledge and experience in DSL, chip design and related technologies. Finding, training and integrating additional qualified personnel is likely to be difficult and expensive, and the Company may be unable to do so successfully. During 1998 and the first six months of 1999, the Company was not able to hire all of the engineers it had contemplated in its business plans. If the Company is unable to hire and retain a sufficient number of engineers, its business could be materially and adversely affected.

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

                                     ITEM 3:
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


CASH AND CASH EQUIVALENTS

As of June 30, 1999, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

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

SHORT-TERM INVESTMENTS

The Company does not hold derivative financial instruments in its short-term investment portfolio. Short-term investments consist of instruments that meet high quality standards consistent with the Company's investment policy. The Company's policy dictates that all short-term investments mature in 18 months or less. All short-term investments in the Company's portfolio at June 30, 1999 bear interest at fixed rates and mature within one year. Due to the relatively short duration of the financial instruments in the portfolio, an immediate increase in interest rates would not have a material effect upon the Company's financial position.

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


                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On May 25, 1999, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). Matters voted on and the results of those votes are set forth below:

 (1) David C. Hunter was elected to serve as a Class III director of the Company for a term expiring at the annual meeting of stockholders of the Company in 2002 or a special meeting in lieu thereof. Each of Michael A. Tzannes, John K. Kerr, David Ehreth and G. David Forney, Jr. continued to serve as a director of the Company following the Annual Meeting.

         The votes cast to elect the Class III director were:

         Name                       For                       Abstain

         David C. Hunter            18,016,136                227,310

 (2) The Company's 1996 Stock Option Plan was amended to increase the total number of shares of the Company's common stock that may be issued pursuant to options granted under the Plan from 3,000,000 to 5,000,000 and to increase the number of options that may be granted to any person under the Plan in any calendar year from 120,000 to 250,000, in each case subject to adjustment in the event of stock splits, stock dividends, recapitalizations and similar events.

         The votes cast to amend the Company's 1996 Stock Option Plan were:

                                                                 Delivered
         For             Against             Abstain             Non-Voted

         7,737,664       3,324,515           36,461              7,144,806

                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

         None



(b)  REPORTS ON 8-K

         On June 1, 1999, the Company filed a current report on Form 8-K, which reported the appointment, effective May 25, 1999, of PricewaterhouseCoopers LLP as its independent accountants for the fiscal year ending December 31, 1999, and the dismissal of Deloitte & Touche LLP, which had served as the Company's independent accountants since April 1996. The Form 8-K included a statement that Deloitte & Touche LLP did not have any disagreement with the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


--------------------


* filed herewith



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AWARE, INC.


     Date: August 6, 1999       By:  /s/ Michael A. Tzannes
                                     -----------------------------------
                                     Michael A. Tzannes, Chief Executive
                                     Officer and President


     Date: August 6, 1999       By:  /s/ Richard P. Moberg
                                     -------------------------------------------
                                     Richard P. Moberg, Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)