Form 10-Q
period 1999-09-30
AWARE INC /MA/
filed 1999-11-09
CIK 1015739

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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


                                    YES [X]     NO [ ]

Indicate the number of shares outstanding of the issuer's common stock as of October 29, 1999:

                CLASS                               NUMBER OF SHARES OUTSTANDING
---------------------------------------             ----------------------------
Common Stock, par value $0.01 per share                  21,784,779 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         September 30, 1999 and December 31, 1998.........................   3

         Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 1999
         and 1998.........................................................   4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 1998....................   5

         Notes to Consolidated Financial Statements.......................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   8

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk......................................................  19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................  20

Item 6.  Exhibits and Reports on Form 8-K.................................  21

         Signatures.......................................................  21

                          PART I. FINANCIAL INFORMATION
                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  September 30,           December 31,
                                                                                      1999                    1998
                                                                                  -------------           ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................  $ 28,019,729            $ 23,512,242
     Short-term investments ....................................................     5,947,458               3,054,717
     Accounts receivable (less allowance for doubtful
        accounts of $200,000 in 1999 and $100,000 in 1998) .....................     5,191,913               2,901,724
     Inventories ...............................................................       120,427                 120,911
     Prepaid expenses and other assets .........................................       820,312                 252,050
                                                                                  ------------            ------------
           Total current assets ................................................    40,099,839              29,841,644

Property and equipment, net of accumulated depreciation and
     amortization of $4,160,335 in 1999 and $2,860,516 in 1998 .................    10,307,753              10,320,581
                                                                                  ------------            ------------

Total assets ...................................................................  $ 50,407,592            $ 40,162,225
                                                                                  ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................  $    648,224            $    479,705
     Accrued expenses ..........................................................       161,500                 127,525
     Accrued compensation ......................................................       295,347                 324,669
     Accrued professional ......................................................       150,121                  84,000
     Deferred revenue ..........................................................            --                  12,500
                                                                                  ------------            ------------
           Total current liabilities ...........................................     1,255,192               1,028,399

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
           none outstanding ....................................................            --                      --
     Common stock, $.01 par value; 30,000,000 shares authorized; issued
           and outstanding, 21,715,280 in 1999 and 20,911,388 in 1998 ..........       217,153                 209,114
     Additional paid-in capital ................................................    62,928,402              55,938,189
     Accumulated deficit .......................................................   (13,993,155)            (17,013,477)
                                                                                  ------------            ------------
           Total stockholders' equity ..........................................    49,152,400              39,133,826
                                                                                  ------------            ------------

Total liabilities and stockholders' equity .....................................  $ 50,407,592            $ 40,162,225
                                                                                  ============            ============


    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                               -----------------------------        -----------------------------
                                                                   1999              1998               1999              1998
                                                               -----------       -----------        -----------       -----------
Revenue:
    Product sales ......................................       $ 1,241,098       $   704,308        $ 3,896,929       $ 2,171,579
    Contract revenue ...................................         2,947,000         2,543,792          8,007,211         5,394,991
    Royalties ..........................................         1,218,961            98,593          2,519,986           215,643
                                                               -----------       -----------        -----------       -----------
         Total revenue .................................         5,407,059         3,346,693         14,424,126         7,782,213

Costs and expenses:
    Cost of product sales ..............................           367,981           301,849            957,231         1,135,611
    Cost of contract revenue ...........................         1,827,969         1,421,259          5,212,061         3,627,793
    Research and development ...........................           814,061           955,358          2,371,846         3,240,842
    Selling and marketing ..............................           677,649           620,222          1,976,389         2,249,693
    General and administrative .........................           686,769           551,416          1,961,291         1,640,350
                                                               -----------       -----------        -----------       -----------
         Total costs and expenses ......................         4,374,429         3,850,104         12,478,818        11,894,289

Income (loss) from operations ..........................         1,032,630          (503,411)         1,945,308        (4,112,076)
Other income and expense ...............................                --           102,750             18,300           300,750
Interest income ........................................           391,752           322,889          1,056,714           987,139
                                                               -----------       -----------        -----------       -----------

Income (loss) before provision for income taxes ........         1,424,382           (77,772)         3,020,322        (2,824,187)
Provision for income taxes .............................                --                --                 --                --
                                                               -----------       -----------        -----------       -----------

Net income (loss) ......................................       $ 1,424,382       $   (77,772)       $ 3,020,322       $(2,824,187)
                                                               ===========       ===========        ===========       ===========

Net income (loss) per share - basic ....................       $      0.07       $     (0.00)       $      0.14       $     (0.14)

Net income (loss) per share - diluted ..................       $      0.06       $     (0.00)       $      0.13       $     (0.14)

Weighted average shares - basic ........................        21,643,728        20,636,604         21,385,157        20,192,611
Weighted average shares - diluted ......................        23,601,190        20,636,604         23,598,381        20,192,611


    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             ----------------------------
                                                                                1999             1998
                                                                             -----------      -----------

Cash flows from operating activities:
   Net income (loss) ......................................................  $ 3,020,322      $(2,824,187)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ........................................    1,299,819        1,121,882
     Increase (decrease) from changes in assets and liabilities:
       Accounts receivable ................................................   (2,290,189)        (184,805)
       Inventories ........................................................          484           (8,765)
       Prepaid expenses ...................................................      (68,262)          27,181
       Accounts payable ...................................................      168,519         (508,166)
       Accrued expenses ...................................................       70,774          (36,057)
       Deferred revenue ...................................................      (12,500)          18,750
                                                                             -----------      -----------
Net cash provided by (used in) operating activities .......................    2,188,967       (2,394,167)
Cash flows from investing activities:
   Purchases of property and equipment ....................................   (1,286,991)        (858,996)
   Other assets ...........................................................     (500,000)              --
   Net purchases of short-term investments ................................   (2,892,741)      (7,440,151)
                                                                             -----------      -----------
Net cash used in investing activities .....................................   (4,679,732)      (8,299,147)

Cash flows from financing activities:
   Proceeds from issuance of common stock .................................    6,998,252        1,974,670
                                                                             -----------      -----------
Increase (decrease) in cash and cash equivalents ..........................    4,507,487       (8,718,644)
Cash and cash equivalents, beginning of period ............................   23,512,242       23,496,508
                                                                             -----------      -----------
Cash and cash equivalents, end of period ..................................  $28,019,729      $14,777,864
                                                                             ===========      ===========



    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)         BASIS OF PRESENTATION

           The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 1999, and of operations and cash flows for interim periods ended September 30, 1999 and 1998.

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

           The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year.

B)         INVENTORY

           Inventory consists primarily of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1999             1998
                                                   -------------    ------------
                 Raw materials...................    $ 91,295         $ 13,091
                 Finished goods..................      29,132          107,820
                                                     --------         --------
                        Total....................    $120,427         $120,911
                                                     ========         ========

C)         EARNINGS PER SHARE

           Basic earnings per share (EPS) is calculated by dividing net income
           (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table presents the calculation for both basic and diluted EPS:

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ---------------------------     ---------------------------
                                                             1999            1998            1999            1998
                                                         -----------     -----------     -----------     -----------

Net income (loss) ..............................         $ 1,424,382     $   (77,772)    $ 3,020,322     $(2,824,187)
                                                         ===========     ===========     ===========     ===========
Weighted average shares outstanding:
    Common stock ...............................          21,643,728      20,636,604      21,385,157      20,192,611
    Employee stock options .....................           1,957,462              --       2,213,224              --
                                                         -----------     -----------     -----------     -----------
Common stock and common stock equivalents ......          23,601,190      20,636,604      23,598,381      20,192,611
                                                         ===========     ===========     ===========     ===========

Net income (loss) per share:
    Basic ......................................         $      0.07     $     (0.00)    $      0.14     $     (0.14)
    Diluted ....................................         $      0.06     $     (0.00)    $      0.13     $     (0.14)

           For the three and nine month periods ended September 30, 1998, potential common shares related to stock options of 308,906 and 981,574 respectively, were not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive.

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

Product sales increased 76% from $704,000 in the third quarter of 1998 to $1,241,000 in the current year quarter. As a percentage of total revenue, product sales increased from 21% in the third quarter of 1998 to 23% in the current year quarter. The dollar increase is primarily due to a substantial increase in hardware product revenue from the sale of Veritas DSL test and development systems and to a lesser degree higher revenue from the sale of x200 Access Routers. DSL test and development system revenue increased primarily due to: (i) increased sales to equipment suppliers using chipsets based upon the Company's DSL technology and (ii) the availability of the Company's Veritas992 product, which began shipping in the fourth quarter of 1998, and therefore was not available in the third quarter of 1998. x200 Access Router revenue increased primarily due to shipments to an equipment supplier who is using the x200 in an end-to-end deployment.

For the nine months ended September 30, product sales increased 80% from $2,172,000 in 1998 to $3,897,000 in 1999. As a percentage of total revenue, product sales decreased from 28% in the first nine months of 1998 to 27% in the corresponding period of 1999. The dollar increase is primarily due to a substantial increase in hardware product revenue from the sale of DSL test and development systems, and higher revenue from the sale of compression software. DSL test and development system revenue increased primarily due to: (i) increased sales to equipment suppliers using chipsets based upon the Company's DSL technology and (ii) the availability of the Company's new Veritas992 product during the first nine months of 1999. Compression software revenue increased primarily due to increased demand by a number of OEM customers who shipped the Company's compression software in higher volumes during the first three quarters of 1999.

           Contract Revenue. Contract revenue consists primarily of license, engineering development, and customer support fees that Aware is paid under development and license agreements with semiconductor and equipment manufacturers. The majority of contract revenue is due upon the transfer of pre-existing intellectual property, the completion of development milestones, or the provision of customer support by Aware. Contract revenue also includes an insignificant amount of revenue from U.S. government research contracts.

Contract revenue increased 16% from $2,544,000 in the third quarter of 1998 to $2,947,000 in the current year quarter. As a percentage of total revenue, contract revenue decreased from 76% in the third quarter of 1998 to 55% in the current year quarter. The dollar increase was primarily due to an increase in contract revenue from the Company's semiconductor customers. Higher contract revenue from these customers was primarily attributable to new projects with existing and new customers.

For the nine months ended September 30, contract revenue increased 48% from $5,395,000 in 1998 to $8,007,000 in 1999. As a percentage of total revenue, contract revenue decreased from 69% in the first nine months of 1998 to 56% in the corresponding period of 1999. The dollar increase is primarily due to a substantial increase in contract revenue from the Company's semiconductor customers. Higher contract revenue from these customers was primarily attributable to new projects with existing and new customers. The dollar increase in telecommunications contract revenue was partially offset by a decline in U.S. government research revenue. The Company completed its last U.S. government research project in the first quarter of 1999, and anticipates that revenue from such projects will not continue in future periods.

           Royalties. Royalties consist of royalty payments to Aware under development and license agreements. Aware receives royalties when customers utilize Aware technology in chipsets or equipment.

Royalties increased from $99,000 in the third quarter of 1998 to $1,219,000 in the current year quarter. As a percentage of total revenue, royalties increased from 3% in the third quarter of 1998 to 23% in the current year quarter. For the nine months ended September 30, royalties increased from $216,000 in 1998 to $2,520,000 in 1999. As a percentage of total revenue, royalties increased from 3% in the first nine months of 1998 to 18% in the corresponding period of 1999. The Company believes that the increase in royalties was primarily the result of higher utilization of the Company's technology in DSL chipsets for central office equipment and customer premise equipment. The increase in customer DSL chipset shipments was driven by initial deployments of DSL services by the telecommunications industry.

           Cost of Product Sales. Cost of product sales consists primarily of the cost of goods for equipment sales.

Cost of product sales increased 22% from $302,000 in the third quarter of 1998 to $368,000 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 43% in the third quarter of 1998 to 30% in the current year quarter. DSL equipment cost of product sales as a percentage of DSL equipment product sales was 83% in the third quarter of 1998 as compared to 44% in the third quarter of 1999. The improvement in equipment gross margin is primarily due to a larger percentage of higher margin test and development system revenue in the sales mix, and no obsolescence provision in the current year period.

For the nine months ended September 30, cost of product sales decreased 16% from $1,136,000 in 1998 to $957,000 in 1999. As a percentage of product sales, cost of product sales decreased from 52% in the first nine months of 1998 to 25% in the corresponding period of 1999. Some of the percentage decrease is attributable to a higher percentage of compression software in the product sales mix, which has minimal related costs. DSL equipment cost of product sales as a percentage of DSL equipment product sales was 75% in the first nine months of 1998 as compared to 48% in the corresponding period of 1999. The improvement in equipment gross margin is primarily due to a larger percentage of higher margin test and development system revenue in the sales mix, and a substantial reduction of obsolescence provisions in the current year period.

           Cost of Contract Revenue. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with Aware's license and development agreements and U.S. government contracts. Cost of contract revenue increased 29% from $1,421,000 in the third quarter of 1998 to $1,828,000 in the current year quarter. As a percentage of contract revenue, cost of contract revenue increased from 56% in the third quarter of 1998 to 62% in the current year quarter. For the nine months ended September 30, cost of contract revenue increased 44% from $3,628,000 in 1998 to $5,212,000 in 1999. As a percentage of contract revenue, cost of contract revenue decreased from 67% in the first nine months of 1998 to 65% in the corresponding period of 1999. For the three and nine month periods, the dollar increase is primarily due to projects with existing and new customers. Increased spending related to these new projects and customers was partially offset by almost no spending on U.S. government research projects.

           Research and Development Expense. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to research and development of Aware DSL equipment and core DSL and compression technologies not associated with semiconductor customer contracts. Research and development expense decreased by 15% from $955,000 in the third quarter of 1998 to $814,000 in the current year quarter. As a percentage of total revenue, research and development expense decreased from 29% in the third quarter of 1998 to 15% in the current year quarter. For the nine months ended September 30, research and development expense decreased 27% from $3,241,000 in 1998 to $2,372,000 in 1999. As a percentage of total revenue, research and development expense decreased from 42% in the first nine months of 1998 to 16% in the corresponding period of 1999. For the three and nine month periods, the dollar decrease was primarily due to: (i) lower spending related to the development of the Company's x200 Access Router, (ii) lower spending due to the replacement of a number of relatively expensive outside contractors with new full-time Aware engineering employees, and (iii) the redeployment of research and development engineering resources to semiconductor customer contracts. Lower spending was partially offset by higher expenses related to the development of the Company's Veritas992 product.

           Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Selling and marketing expense increased 9% from $620,000 in the third quarter of 1998 to $678,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 19% in the third quarter of 1998 to 13% in the current year quarter. The dollar increase was primarily due to sales expenses associated with identifying and completing development and licensing agreements, which was partially offset by lower marketing and advertising expenses.

For the nine months ended September 30, selling and marketing expense decreased by 12% from $2,250,000 in 1998 to $1,976,000 in 1999. As a percentage of total revenue, selling and marketing expense decreased from 29% in the first nine months of 1998 to 14% in the corresponding period of 1999. The dollar decrease was primarily due to lower sales and marketing costs to execute the Company's intellectual property and software licensing strategy, which was implemented during the second and third quarters of 1998. Previously, the Company was primarily pursuing an end-user modem distribution and sales strategy.

           General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, public company expenses and professional services, such as legal and audit expenses. General and administrative expense increased 25% from $551,000 in the third quarter of 1998 to $687,000 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 17% in the third quarter of 1998 to 13% in the current year quarter. For the nine months ended September 30, general and administrative expense increased 20% from $1,640,000 in 1998 to $1,961,000 in 1999. As a percentage of total revenue, general and administrative expense decreased from 21% in the first nine months of 1998 to 14% in the corresponding period of 1999. For the three and nine month periods, the dollar increase is primarily due to higher public company expenses and additions to the Company's legal and administrative staff.

           Other Income and Expense. Other income consists of rental income from real estate leases. Other income and expense decreased from $103,000 in the third quarter of 1998 to zero in the current year quarter. For the nine months ended September 30, other income decreased from $301,000 in 1998 to $18,000 in 1999. When the Company completed the purchase of its headquarters building in July 1997, the terms of the purchase agreement required Aware to sublet 24,000 square feet to the seller for a period of 18 months. The sublease agreement terminated in January 1999 and the Company does not anticipate any further sublease income in future periods. The Company plans to occupy the additional 24,000 square feet commencing in the fourth quarter of 1999.

           Interest Income. Interest income increased 21% from $323,000 in the third quarter of 1998 to $392,000 in the current year quarter. For the nine months ended September 30, interest income increased 7% from $987,000 in 1998 to $1,057,000 in 1999. The dollar increase in both periods is primarily due to increased interest income from higher cash balances, which was partially offset by lower interest rates.

           Income Taxes. Aware has made no provision for income taxes as its historical net losses have resulted in tax loss carryforwards. At December 31, 1998, Aware had available federal net operating loss carryforwards of approximately $29,514,000, which expire in 2003 through 2018, and federal research and development credit carryforwards of approximately $1,628,000, which expire in 2003 through 2013. At December 31, 1998, Aware also had available state net operating loss carryforwards of approximately $25,379,000, which expire in 1999 through 2003, and state research and development and investment tax credit carryforwards of approximately $1,094,000, which expire in 2006 through 2013. Of the total net operating loss carryforwards, approximately $14,561,000 are attributable to the exercise of stock options, and the tax benefit from these losses, when utilized, will be credited to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash, cash equivalents and short-term investments of $33,967,000, an increase of $7,400,000 from December 31, 1998. The increase is primarily due to $2,189,000 of cash provided from operations and $6,998,000 of proceeds from the issuance of common stock under the Company's employee stock plans. Cash provided from these sources was partially offset by $1,787,000 of cash invested in capital and other assets.

Cash provided from operations in the first nine months of 1999 was the result of net income less working capital requirements. Property and equipment spending was primarily related to: (i) the renovation of the third floor of the Company's office building, and (ii) the purchase of laboratory equipment, computer equipment, and purchased software acquired primarily for engineering activities.

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

The Company has implemented a program to consider and address Year 2000 issues. A project team led by members of the Company's management has made a detailed assessment of (1) software that the Company licenses to third parties and (2) software that the Company uses internally. The assessment is complete and the Company has nearly completed implementing solutions to address Year 2000 issues that it has identified.

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

The Company has reviewed the software it uses internally to determine whether it is Year 2000 compliant. In those instances in which installed software was not already Year 2000 compliant, the Company has either replaced all non-compliant software with Year 2000 compliant software or obtained patches that has made such software Year 2000 compliant. Based on the foregoing, the Company currently has no reason to believe that its internal software systems will not be Year 2000 compliant.

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

History of Operating Losses

The Company may not achieve profitable operations in any future period. The Company has incurred operating losses in every fiscal year from inception through 1998. As of September 30, 1999, the Company had an accumulated deficit of $14.0 million. Substantial additional research and development spending will be required to enhance the Company's core technology before market acceptance can be determined. Although revenue has grown in recent quarters and the Company has begun to achieve profitability, there can be no assurance that it will continue to grow in future quarters or that it will grow enough to enable sustained profitability.

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

New and Unproven Business Model

In the second quarter of 1998, the Company shifted its business strategy to focus on licensing its DSL technology to semiconductor and equipment manufacturers that incorporate the Company's technology into DSL chipsets and products, and away from sales of DSL-based products such as modems. Other than the Company's six-year relationship with Analog Devices, Aware does not have extensive experience licensing its technology to third parties. Moreover, obtaining suitable licensees for the Company's technology is difficult because of the following features of its strategy: (i) the Company must typically undergo a lengthy and expensive process of building a relationship with a potential licensee before entering into an agreement; (ii) the Company must persuade semiconductor and equipment manufacturers with significant resources to rely on the Company for critical technology on an ongoing basis rather than trying to develop similar technology internally; and (iii) the Company must persuade potential licensees to bear development costs associated with utilization of the Company's technology and to make the necessary investment to successfully produce chipsets and products utilizing Aware's technology. The Company's success also depends on its ability to generate significant royalties from its customer licensing arrangements. If the Company cannot obtain suitable licensees or otherwise fails to implement its business strategy successfully, there could be a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Limited Number of Licensees

There are a relatively limited number of larger semiconductor and equipment companies to which the Company can license its DSL technology in a manner consistent with its business model. There can be no assurance that customers will not use their superior size and bargaining power to demand license terms that are unfavorable to the Company.

Aware's royalties from its licensees are often based on the selling prices of its licensees' chipsets and products, and the Company has little or no control over such selling prices. The Company also has little or no control over its licensees' promotional and marketing efforts. The Company's licensees are not obligated to use Aware's technology, and generally are not required to pay royalties to Aware unless they utilize the Company's technology. The failure of the Company's licensees to achieve significant sales of chipsets and products utilizing Aware's technology could materially and adversely affect the Company's business.

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

The Company's future success depends substantially upon whether its DSL technology gains widespread commercial acceptance by providers of high-speed network access services. Although global standards for DSL technology have been adopted, including the G.lite standard, service providers continue to evaluate DSL and alternative technology solutions as options for "last-mile" data transmission. There can be no assurance that service providers will use Aware's DSL technology in their service offerings.

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

Competition

The semiconductor and telecommunications industries in which the Company's technology is utilized are intensely competitive and have been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. The Company believes that its principal competition comes from its licensees and prospective licensees, many of which are evaluating and developing products based on their own or alternative technologies. The Company's licensees' products compete with other semiconductor vendors' products, which are not based on the Company's technology. Further high-speed DSL service offerings over telephone networks will compete with vendors of alternative network technologies, such as cable modems and wireless services. Many of the Company's competitors and potential competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not adversely affect the Company's business.

Dependence on Hiring and Retaining Personnel

The Company believes that its future success will depend significantly on its ability to attract, motivate and retain additional highly-skilled technical, managerial and marketing personnel. Competition for qualified engineers is intense and there are a limited number of available persons with the necessary knowledge and experience in DSL, chip design and related technologies. Finding, training and integrating additional qualified personnel is likely to be difficult and expensive, and the Company may be unable to do so successfully. During 1998 and the first nine months of 1999, the Company was not able to hire all of the engineers it had contemplated in its business plans. If the Company is unable to hire and retain a sufficient number of engineers, its business could be materially and adversely affected.

Volatility of Stock Price

The market price of the Company's common stock could fluctuate substantially based on a variety of factors, including: (i) quarterly fluctuations in the Company's operating results; (ii) changes in the Company's relationships with its licensees; (iii) announcements of technological innovations or new products by the Company, its licensees or its competitors; (iv) changes in earnings estimates by public market analysts; (v) key personnel losses; (vi) sales of common stock; (vii) developments or announcements with respect to industry standards, patents or proprietary rights; and (viii) developments or announcements with respect to service offerings or equipment offerings for high-speed network access. In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

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

                                     ITEM 3:
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

As of September 30, 1999, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

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

SHORT-TERM INVESTMENTS

The Company does not hold derivative financial instruments in its short-term investment portfolio. Short-term investments consist of instruments that meet high quality standards consistent with the Company's investment policy. The Company's policy dictates that all short-term investments mature in 18 months or less. All short-term investments in the Company's portfolio at September 30, 1999 bear interest at fixed rates and mature within one year. Due to the relatively short duration of the financial instruments in the portfolio, an immediate increase in interest rates would not have a material effect upon the Company's financial position.

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

           None



--------------------












                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AWARE, INC.


         Date: November 5, 1999          By: /s/ Michael A. Tzannes
                                             -----------------------------------
                                             Michael A. Tzannes, Chief Executive
                                             Officer and President


         Date: November 5, 1999          By: /s/ Richard P. Moberg
                                             -----------------------------------
                                             Richard P. Moberg, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)