Form 10-K405
period 1999-12-31
AWARE INC /MA/
filed 2000-03-28
CIK 1015739

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

               40 MIDDLESEX TURNPIKE, BEDFORD, MASSACHUSETTS 01730
               ---------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000, based on the closing price of the Common Stock on February 29, 2000 as reported on the Nasdaq National Market, was approximately $1,354,345,335.

The number of shares outstanding of the registrant's common stock as of February 29, 2000 was 22,396,221.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the registrant's Annual Meeting of Shareholders to be held on May 25, 2000 are incorporated by reference into Part III of this
                          Annual Report on Form 10-K.
================================================================================

                                   AWARE, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I

Item 1.     Description of the Business...................................... 3
Item 2.     Properties....................................................... 15
Item 3.     Legal Proceedings................................................ 15
Item 4.     Submission of Matters to a Vote of Security Holders.............. 15

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................. 16
Item 6.     Selected Financial Data.......................................... 16
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 17
Item 7(A).  Quantitative and Qualitative Disclosures About Market Risk....... 27
Item 8.     Consolidated Financial Statements and Supplementary Data......... 28
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 44

                                     PART III

Item 10.    Directors and Executive Officers of the Registrant............... 44
Item 11.    Executive Compensation........................................... 45
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management....................................................... 45
Item 13.    Certain Relationships and Related Transactions................... 45

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...................................................... 46

Signatures................................................................... 47

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

COMPANY BACKGROUND

We provide Digital Subscriber Line ("DSL") technology to semiconductor and equipment companies that make products to enable simultaneous high-speed data and regular voice transmissions over copper telephone lines. During our first seven years, we were engaged primarily in contract research, specializing in wavelet mathematics, digital compression, and telecommunications, including digital modulation and coding. In 1993, we shifted our business from contract research toward the development and licensing of DSL technology, as well as data and video compression software. DSL technology increases the speed of data communications over conventional copper telephone networks so that telephone companies ("telcos") can use existing copper telephone lines to provide both residential and business customers with simultaneous high-speed data transmission and plain old telephone service. DSL technology enables data communications at speeds much higher than possible through voiceband modems.

Our offerings include technology packages for full-rate ADSL and G.lite both of which have been standardized for global use by the International Telecommunications Union ("ITU"). In 1996, we complemented our DSL technology licensing activities by offering DSL hardware products. These hardware products demonstrated our technology and served as equipment solutions until widespread deployment of DSL services began. In 1998, after the DSL market continued to evolve, we refocused our business on licensing DSL technology to semiconductor and equipment manufacturers to enable them to manufacture and sell integrated circuits and products incorporating our technology. Although we continue to sell certain DSL hardware products that support our technology licensing activities, our principal business focus is on licensing DSL technology to the semiconductor industry.

We are active in setting standards for the DSL industry. We pursue acceptance of our technology by standards bodies, including the American National Standards Institute ("ANSI"), ITU, and DSL Forum, and offer technology packages that are compliant with industry standards.

We also sell software-based compression products, including WSQ by Aware, AccuPress for Radiology, MotionWavelets, AccuPress for Remote Sensing, AccuPress for Multimedia, and SeisPact.

Our executive offices are located at 40 Middlesex Turnpike, Bedford, Massachusetts, 01730, our telephone number is (781) 276-4000, and our website is www.aware.com. We were incorporated in Massachusetts in 1986.

INDUSTRY BACKGROUND

Businesses and consumers are increasingly demanding high-speed network access in order to take advantage of Internet services, such as electronic commerce, and new data intensive network applications, such as telecommuting. While high-speed Internet access is the primary application driving customer demand today, new applications such as second line voice using DSL, video, and video conferencing will continue to fuel demand in the future. Incumbent and new competitive service providers, including service providers such as Regional Bell Operating Companies, Competitive Local Exchange Carriers, and European telephone companies, initially have responded to these demands by significantly increasing the data transmission speed and capacity of the core infrastructure, or "backbone," that links their central office locations. Service providers have only just begun to make progress in improving access speeds and capacity along the "last mile" or the "local loop" that connects central office locations with homes and businesses.

While large businesses have the resources to take advantage of access technologies that leverage the use of fiber optic cable or dedicated access lines (such as T-1 service), the cost and availability of these technologies can be prohibitive to other network users. Without the deployment of improved access technologies, many residential and small business users will not be able to take full advantage of the range of existing and emerging Internet services and data intensive applications.

Residential and small business users have begun to benefit from emerging broadband technologies, which enable high-speed network access over a cable line or a single telephone line. The cable industry has begun to use its installed base of coaxial cable by marketing and installing cable modems that provide high-speed access to residential and home office users through existing cable networks. However, cable broadband access can involve significant deployment costs, since cable providers must make substantial capital investments to upgrade their networks to allow two-way transmissions and either cable providers or users must hire technicians to complete in-house installations. Moreover, the use of cable modems has raised user concerns about the loss of access speed that occurs with increased use of a cable network, the reliability of cable networks, the security of transmissions, and the limited choice of Internet service providers.

Existing telephone lines offer significant advantages as a medium for providing high-speed network access to residential and small business users. The worldwide telephone network of over 750 million copper wire lines already spans the distance between central office locations and end users; this "last mile" is where the bottleneck for deploying high-speed access exists. Many residential and small business users currently rely on conventional voiceband modems that use the telephone line as a relatively inexpensive way to gain network access. The rate at which voiceband modems can transmit data has evolved over the past two decades from 2.4 kilobits per second, or Kbps, to 56 Kbps, but current speeds are still too slow for some existing data applications and will be unable to provide the bandwidth for many anticipated applications. In addition, voiceband modems cannot support simultaneous voice and data services.

Advances in semiconductor integration and digital signal processing have led to the development of a broadband access technology, known as Digital Subscriber Line or DSL, technology, which can transmit data over copper telephone lines significantly faster than voiceband modems. DSL delivers "always on" availability, eliminating the tedious dial-up process associated with voiceband modems. DSL is a point-to-point technology that connects the end user to a telecommunications service provider's central office or to an intermediate hub. DSL equipment is deployed at each end of the copper wire and the transmission speed depends on the length and condition of the existing wire.

The first DSL technology, known as Asymmetric Digital Subscriber Line or full-rate ADSL, was created in the late 1980s and enables data to be transmitted at speeds more than 100 times faster than 56 Kbps voiceband modems. Full-rate ADSL, standardized in 1995 by ANSI as T1.413 and by the ITU in 1999 as G.992.1, permits voice and multi-megabit data traffic to be transmitted simultaneously on the same line. However, this approach usually requires that a technician install a filter, known as a voice-data "splitter," at the user's site, which increases deployment time and cost.

In June 1999, the ITU approved a new global "splitterless" ADSL standard called "G.lite", known as G.992.2. G.lite services are capable of providing data transmission speeds between ten and thirty times faster than those of voiceband modems, while permitting voice and data traffic to be transmitted simultaneously without the need to install splitters. G.lite-enabled modems can be installed in or connected to personal computers, and then easily activated by users without outside technical assistance or significant additional expense. As a result, the combination of G.lite modems and G.lite or multi-mode G.lite/full rate ADSL central office equipment can provide high-speed network access to residences and small offices at a lower cost than full-rate ADSL.

Telephone companies and other service providers began tests and trials of full-rate ADSL technology in the mid 1990's. Commercial deployment by service providers began in more significant volume in 1999. A number of service providers, including Bell Atlantic, Bell South, British Columbia Telecom, British Telecom, Covad, Deutsche Telecom, GTE, Korea Telecom, New Zealand Telecom, Northpoint Communications, Rhythms Netconnect, SBC, Singapore Telecom and US West are offering full-rate ADSL service in regions in North America, Europe and Asia. These service providers are able to purchase full-rate ADSL equipment from a number of telecommunications companies, including Advanced Fibre, Alcatel, Cisco, Copper Mountain, ECI Telecom, Hyundai, Lucent, Newbridge Networks, Nortel Networks, Orckit, Paradyne and Siemens. In addition, personal computer and other modem companies have focused on providing customer premises equipment to users, including 3Com, Compaq, Dell, Efficient Networks, Hewlett-Packard, Intel, Westell, and Zoom Telephonics. We believe that commercial deployments of full-rate ADSL technology will continue to grow in the year 2000 and beyond.

Trial deployments of G.lite technology by telephone companies have commenced over the last year as well. We believe that key features contained in G.lite-enabled modems and services will be particularly well suited to serve the residential consumer market. The benefits of G.lite over full-rate ADSL include the potential for faster deployment by telcos, lower installation and equipment costs for consumers, and a more robust and versatile service offering because of the features included in the G.lite standards, including fast-retrain. Fast-retrain technology was pioneered by Aware, and we have filed patents to protect this invention. We believe that G.lite will be embraced by the consumer electronics industry, including personal computer manufacturers, and that service providers will begin commercial deployments of G.lite services in the future.

In order for DSL to be deployed, a DSL solution must be installed at both a telephone company's central office and at the customer premise. Most of the DSL deployments today use a digital subscriber line access multiplexer ("DSLAM") at the central office and a modem at the customer premise. In the future, we believe that central office switches and digital loop carrier equipment will be upgraded through the installation of DSL-enabled line cards. In addition, we expect that consumer electronics devices, including personal computers, modems and gateway devices (also known as integrated access devices) will all be DSL-enabled allowing consumers a choice of equipment to use in the customer premise. Each of these equipment architectures demands a distinctive chipset architecture. We believe that no single chipset architecture can support the requirements of the diverse set of equipment architectures that will be used in the global deployment of DSL.

TECHNOLOGY

We are a leading provider of DSL technology that meets the requirements of chipset and equipment manufacturers for standard-compliant technology solutions. Our telecommunications technology is based on our research into wavelet mathematics and digital communications. Our principal telecommunications technologies consist of: (i) Full-rate ADSL technology, (ii) G.lite technology, and (iii) VDSL technology for emerging broadband applications.

Full-Rate ADSL Technology

Full-rate ADSL is a method for expanding the useable bandwidth of copper wire. Typically, full-rate ADSL systems divide a 1.1 megahertz (MHz) bandwidth on copper wire into three segments:

     * The 0 to 4 kilohertz (KHz) range, which is used for plain old telephone service ("POTS"),
     * The 26 KHz to 138 KHz range, which is used to transmit data upstream, and
     * The 138 KHz to 1.1 MHz range, which is used to transmit data downstream.

ANSI has published an industry standard (known as T1.413) for full-rate ADSL in the United States. The ITU has approved a nearly identical global industry standard for full-rate ADSL, known as G.992.1. The ANSI and ITU specifications call for operation rates of up to 8 Mbps downstream and up to 640 Kbps upstream when operating over telephone lines at a distance of up to 24,000 feet.

In addition to higher-speed data capabilities, full-rate ADSL offers the following advantages over voiceband modems:

     * Full-rate ADSL allows simultaneous voice and data traffic over a single telephone line; and
     * Full-rate ADSL can easily distinguish between voice calls and data calls because they each occupy different frequency bands. Today, telephone company equipment does not distinguish between voice and data calls. A data call lasts on average much longer than a voice call. Because telephone company switches were designed based upon the average length of a voice phone call, they become inefficient when a large number of data calls are placed. Full-rate ADSL allows service providers to take data traffic off the switch and alleviate this bottleneck.

Standard compliant full-rate ADSL uses a modulation technique known as discrete multitone, or DMT. DMT divides the upstream and downstream bands into a collection of smaller frequency ranges of approximately 4 kHz each, called subchannels. During transmission, each 4 kHz subchannel carries a portion of the total data rate. By dividing the transmission bandwidth into a collection of subchannels, DMT is able to adapt to the distinct characteristics of each telephone line and maximize the data transmission rate. Telephone lines are best suited for transmission of the low frequencies associated with voice traffic (0-4 kHz). The high frequencies that are used for full-rate ADSL transmissions experience distortion and attenuation when sent over telephone lines - the higher the frequency, the more the attenuation. DMT effectively divides the data into a collection of smaller bandwidth transmissions, each of which occupies a smaller frequency range and is optimized to maximize the data throughput in that range. The ANSI and ITU standards have both established DMT as the standard modulation technique for full-rate ADSL.

An alternative modulation technique to DMT is carrierless amplitude phase, or CAP. CAP is a single-carrier modulation technique developed by AT&T Paradyne Corp. The fundamental difference between CAP and DMT is that CAP treats each of the upstream and downstream frequency ranges as a single element over which as many bits of information as possible are transmitted. CAP was not adopted as a standard ADSL technology, and as a result there are a limited number of equipment suppliers and service providers that are incorporating CAP in their products and services.

Full-rate ADSL usually requires the installation of a voice-data splitter at the end user's residence or place of business in order to handle simultaneous data and voice traffic. When a splitter is deployed, a new twisted pair is typically installed inside the customer premise to connect the splitter with the ADSL modem. This has the disadvantage that the only one telephone jack (the one connected to the splitter) is an ADSL outlet. Some telcos have recently begun to deploy full-rate ADSL by substituting splitters with microfilters. Microfilters are devices that users put on every telephone in their home to obviate the need for a splitter installation by the telco. A microfilter approach has the advantage that every existing phone jack in the house is now an ADSL outlet. However, this approach also has the following disadvantages: (i) microfilters on every phone in the home add to the cost of customer premises equipment, and (ii) DSL service is susceptible to service problems when there are changes to the in-home telephone network, such as the addition of phones or answering machines by the consumer.

G.lite Technology

In an improvement over full-rate ADSL, G.lite enables simultaneous voice traffic and data traffic without requiring installation of a voice-data splitter and without requiring microfilters on every phone or answering machine. In the absence of any splitter, the frequencies used by the G.lite signal are subjected to numerous voice traffic phenomena. For example, a telephone being picked up results in a change in the characteristics of the frequencies used by G.lite. We have invented, implemented and applied for patents on signal processing techniques that compensate for the effects of this and other related phenomena, while maintaining G.lite data transmissions. These techniques enable "splitterless" and "microfilterless" DSL service through a signal processing technique known as "fast retrain."

In 1997, the Universal ADSL Working Group was formed by Compaq, Intel, Microsoft and others to promote development of a standard for splitterless DSL. At the urging of this Group, the ITU began development of a global standard G.lite, in late 1997. In October 1998, the ITU determined the G.lite standard, which it renamed G.992.2. G.992.2 is also based upon DMT technology. In June 1999, the ITU approved the G.lite G.992.2 standard. We provided key technical submissions involving the splitterless operation of G.lite systems, including fast retrain.

G.lite specifies downstream data transmission rates of up to 1.5 Mbps and upstream data transmission rates of up to 512 Kbps, at distances of up to 24,000 feet. Typically, G.lite systems divide a 550 KHz bandwidth on copper wire into three segments:

     *    The 0 to 4 kilohertz (KHz) range is used for POTS,
     *    The 26 KHz to 138 KHz range is used to transmit data upstream, and
     *    The 138 KHz to 550 KHz range is used to transmit data downstream.

We believe that G.lite technology has a number of advantages over full-rate ADSL technology, including:

     * G.lite enables complete splitterless operation, which eliminates the need for the voice-data splitter and a new phone line to the DSL modem;

     * G.lite enables microfilterless operation, which eliminates the need for microfilters altogether or limits them to only those phones whose voice quality is impaired by the DSL signal;
     * G.lite allows any phone jack in the home to be used as a high-speed DSL outlet; not just the one jack provisioned by the separate phone line from the voice-data splitter;
     * G.lite maintains the robustness of the in-home network as new devices, such as phones or answering machines, are installed after initial installation is complete;
     * G.lite improves performance in changing noise and crosstalk environments;
     *    G.lite enables quicker connection times when turning DSL modems on;
     * G.lite-enabled modems allow consumers to plug broadband modems into the wall in a "plug and play" format as they currently do with voiceband modems;
     * G.lite enables personal computer manufacturers to integrate G.lite capabilities into personal computers, just as they do with voiceband modem technology; and
     * G.lite enables faster transitions from low power modes and sleep modes.

Emerging Standards and Technology

The standard for ADSL technology continues to be improved upon. We expect that new standards will be completed within the next twelve to eighteen months that document the changing requirements in the rapidly evolving ADSL market. We believe that the focus of standards bodies will be to:

     *    Improve ADSL protocols for easier to configure rate adaptation.
     * Improve the support of multi-service offerings that bundle high speed Internet access with other services including voice-through ADSL.
     * Improve the performance of ADSL, including loop-reach, so that more homes can be reached with high-speed data service.

Many of the features that we today distinguish as specific to either G.lite or full-rate ADSL are very likely to become consolidated into a single standard that represents ADSL technology that meets the above goals. In addition, we believe that technology that eases the provisioning, installation and maintenance of DSL service will be increasingly valuable as deployment numbers grow.

VDSL Technology For Emerging Broadband Applications

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

We have invented and patented a proprietary communications technology based on wavelet mathematics called discrete wavelet multitone, or DWMT. We believe that, as a result of our research and development of DWMT technology, we are a leader in the commercialization of wavelets for telecommunications. The wavelet transform yields significantly better subchannelization than the Fourier transform. This technique more closely approximates ideal subchannelization, enabling DWMT technology to outperform DMT technology in noisy environments.

We have engaged in projects to develop Very-high-speed Digital Subscriber Line ("VDSL") technology. VDSL is designed to provide performance up to six times faster than full-rate ADSL, but over shorter distances. VDSL performance enables service providers to deliver a combination of digital television, data dial tone and regular telephone service on a single twisted-pair copper wire. Because VDSL is capable of transmitting only over a shorter distance, it will require service providers to deploy fiber optic cable closer to the end user. We believe that VDSL technology may be part of the next generation of high-speed user access equipment that will be deployed in the future. DWMT is a candidate technology for our future VDSL solutions.

STRATEGY & BUSINESS MODEL

We license our DSL technology solutions--including full-rate ADSL and G.lite--to semiconductor manufacturers that sell chipsets to companies that manufacture and sell central office and customer premises equipment. We also license our DSL technology directly to equipment manufacturers that incorporate our technology into their own products. Central office equipment manufacturers sell their DSL products to service providers that provide DSL services to end users. Customer premises equipment manufacturers sell their DSL products through service providers or directly to end users. To support our technology licensing activities, we also market our technology to equipment manufacturers and service providers to encourage them to use Aware-based technology in their products or services.

Our strategy is based on the following key elements:

     * Serve as Independent Technology Provider. A limited number of technology companies have successfully developed DSL technology, and most of them are affiliated with semiconductor or equipment manufacturers. This presents a significant opportunity for independent providers that are able to supply full-rate ADSL and G.lite technology to chipset manufacturers for DSL equipment markets. We believe that, as the market for DSL broadband access products and services grows, semiconductor manufacturers and other market participants will increasingly rely on an independent source of DSL technology. By relying on our technology and experience, our licensees can avoid many of the risks of development failure or delay they would have faced in developing their own DSL technology internally.

     * Provide Multiple and Flexible Technology Solutions for Various Silicon Architectures. Numerous silicon solutions will emerge to serve the requirements of the multiple types of equipment that will be deployed to support DSL services. Each type of DSL equipment has specific silicon requirements. For example, consumer electronics solutions need to be backward compatible with voiceband modems, whereas switch upgrade solutions will need to support analog voice capabilities. Moreover, our DSL technology enables chipset manufacturers to design and manufacture chipsets ranging from fully programmable chipsets, such as those based upon digital signal processing chips, to fully fixed function products, such as those based upon application specific integrated circuits. We offer technology packages for full-rate ADSL, G.lite, and multimode G.lite/full rate. As an independent technology supplier, we are focused on supplying technology solutions for all of the silicon architectures required. This strategy allows us to participate across a number of silicon and equipment architectures in the DSL industry.

     * Maintain DSL Technology Leadership. Our full-rate DSL technology was the foundation for the development of our G.lite technology, much of which was standardized by the ITU. We regularly interact with DSL equipment manufacturers that sell DSL products to service providers and end users. Through our relationships with these suppliers, who are generally customers of our licensees or who are direct customers of ours, we gain valuable product development information regarding market trends, end user requirements and technological requirements of products and services under development. By offering solutions to customers that have a diverse set of DSL silicon and equipment architectures, we enjoy economies-of-scale that enable us to continually improve our technology offerings.

     * Leverage Our Own and Our Customers' Strengths. Our strategy is to leverage the technology and engineering expertise we have developed over years of research and development efforts, without having to make significant expenditures to develop the infrastructure required to manufacture and sell DSL chipsets or equipment ourselves. Instead, we intend to combine our DSL technological leadership with the complementary technology, manufacturing, sales and marketing, and distribution capabilities of our licensees to create industry leading DSL solutions for the worldwide market. This enables us to gain exposure across multiple silicon solutions and architectures, making our success synonymous with the success of numerous customers.

     * Influence the Establishment of Industry Standards. We have been and remain actively involved in industry-wide efforts to set DSL technology standards. We took an active role in the international effort to develop the G.lite standard that was approved by the ITU in June 1999. We are currently actively involved in the development of next generation ADSL standards at the ITU. By actively participating in the establishment of industry standards, we are better able to influence development of the standards and to anticipate and identify technological changes affecting the DSL industry. In addition, we focus on standard compliant technology offerings that ensure global acceptance and interoperability between solutions.

AWARE'S TELECOMMUNICATIONS TECHNOLOGY AND PRODUCT OFFERINGS

DSL Technology Offerings

We are focused on developing and licensing our DSL technology. Our DSL technology expertise, when applied in joint development efforts with our customers, has produced first-to-market chipsets for both full-rate ADSL and G.lite. We offer our technology, experience, and expertise to licensees in the following forms:

Patents. We hold eleven patents pertaining to multicarrier modulation for broadband communications and have eight additional patents pending, all of which apply to digital signal processing and digital communications. These patents underlie our technology offerings.

System models and designs. Our system models and designs are a blueprint of how to architect a DSL chipset. Our system models and designs model the elements of a DSL chipset, including the digital and analog subsections, through the use of software simulations. System models and designs provide design optimization, trade-off studies and performance analysis.

ASIC Cores. Application specific integrated circuit designs, or ASIC cores, are a blueprint of how to build a DSL chip that implements certain subsets of a DSL system. Our cores are developed in synthesizable VHDL and Verilog software.

Run-time software. Our C and assembly code, configured to reside on either a digital signal processor or microcontroller chip, provide handshake, initialization, tracking and steady state DSL functions. Software upgrades can be made available as the technology is upgraded, providing greater flexibility. For example, run-time software has been developed to upgrade Analog Devices' full-rate ADSL chipsets to add G.lite functionality.

Reference designs. Reference designs are hardware designs for DSL printed circuit boards ("PCBs"). The objective of a reference design is to provide a cost-optimized blueprint, which shows how to position DSL chipsets onto DSL PCBs, so that the board meets or exceeds industry standard performance benchmarks.

DSL Hardware Product Offerings

We have developed and market certain hardware products that are manufactured by third party contract manufacturers. These products are intended to support the development and deployment of chipsets and equipment incorporating our technology. Our DSL hardware products consist of:

DSL Development Systems. The Veritas 992 Development System is designed to help our customers evaluate and build standard-compliant DSL-based products and services. Development systems assist semiconductor and equipment manufacturers with performance and interoperability testing during product development.

DSL Test Systems. The Veritas 2000 Test System enables personal computer modem or standalone modem manufacturers to perform functional tests on their products without requiring them to purchase expensive central office equipment. Our test system provides a reliable and cost effective means to efficiently test a DSL chipset and modem during production.

DSL Modules. The AW-910 and AW-918 DSL Transceiver Modules are board-level products that contain all of the digital and analog components required to implement a DSL transceiver. Transceiver modules facilitate rapid integration of DSL technology into lab and field test equipment.

DSL Modems. Several years ago when our strategy was to provide DSL customer premises equipment, we developed a full-rate ADSL modem that we named the x200 Access Router. The x200 provides full-rate ADSL connectivity at data transmission speeds of up to 9Mbps downstream and 768 Kbps upstream over standard copper wires. The x200 has been primarily sold for service provider trials, small campus applications, and as a technology demonstrator at trade shows. We anticipate that sales of the x200 will be very limited in future periods, because the x200 is not an important element of our strategy going forward.

COMPRESSION SOFTWARE TECHNOLOGY AND PRODUCTS

We also develop and sell data and video compression products. Since 1988, we have developed expertise, trade secrets and intellectual property in the field of wavelet transform-based data compression and have obtained several patents in this area. Our wavelet compression technology enables digital image, video and certain types of data to be compressed to between 1% and 10% of its original size. Using wavelet compression, the decompressed data are not bit-for-bit identical to the original data. A risk with this technique is that, as the original data are increasingly compressed, a larger amount of error is introduced into the decompressed data. However, compressed data can be transmitted across networks faster and storage costs are reduced.

In 1993, we began an effort to produce commercially marketable wavelet image compression software products. We currently offer six software-based compression products, including:

     * WSQ by Aware, which compresses digital fingerprint data for use by law enforcement agencies such as the Federal Bureau of Investigation;
     * AccuPress for Radiology, which compresses digital radiographs and other types of medical imagery;
     *    MotionWavelets, which compresses video image data in real time;
     *    AccuPress for Multimedia, a general-purpose compression product;
     * AccuPress for Remote Sensing, which compresses satellite-based remote sensing imagery; and
     * SeisPact, which companies in the oil and gas industry, can use to store and transmit large amounts of seismic data.

STRATEGIC CUSTOMERS

Our strategy with respect to customers is to select companies based on development compatibility, market position and the potential for future royalty revenue. Our strategic customers include the following companies:

Analog Devices, Inc. We began working with Analog Devices in 1993 to develop ADSL chipsets. Analog Devices has licensed our full-rate ADSL and G.lite technology. Over the years, we have jointly developed multiple generations of Analog Devices' DSL chipsets that incorporate our technology, including the first chipset that implements both full-rate ADSL and G.lite technology. Analog Devices has announced that it has a number of customers for its chipsets, including leading companies such as Cisco, Nortel, Lucent, Intel, Hyundai, ECI Telecom, 3Com and Newbridge Networks.

Infineon Technologies AG. We began working with Infineon, formerly Siemens Semiconductor, in August 1998. Infineon has licensed our full-rate and G.lite technology for chipsets targeted at telephone company central office switches. Their central office chipset brings together our DSL technology and Infineon's digital signal processor, high-performance broadband subscriber line, and converter technologies. The Infineon chipset is being used by Siemens in the DSL upgrade of their EWSD digital electronic switching system.

Intel Corporation. We announced our relationship with Intel in October 1999. Intel has licensed our full-rate and G.lite technology for DSL solutions targeted at the residential broadband market. Intel has not publicly announced any customers at this time.

Lucent Microelectronics Group. We began working with Lucent in December 1997. Lucent has licensed our G.lite technology for its Wildwire chipset. The Wildwire chipset is the first personal computer modem chipset for high-speed Internet access incorporating both G.lite and 56 Kbps technology. Lucent has announced that several major personal computer and modem manufacturers have selected its Wildwire chipset for their products. Some of their announced customers include Compaq, Dell, Hewlett-Packard, and Zoom Telephonics.

NEC Corporation. We began working with NEC in May 1999. NEC has licensed our G.lite technology for use in its uPD98541 ADSL chipset for customer premises applications. NEC is the second largest semiconductor manufacturer in the world. NEC has not publicly announced any customers at this time.

Siemens Information and Communications Networks ("ICN") Group. We began working with Siemens ICN in September 1998. We entered into an agreement under which we and Siemens ICN are defining the next-generation architecture for Siemens' DSL-enabled EWSD digital electronic switching system. Siemens' EWSD product is the most widely sold carrier-class switching system in the world. The relationship between Aware and Siemens is intended to produce a specification for Siemens DSL-enabled central office switches, which will be based on our G.lite technology.

ST Microelectronics. We began working with ST Microelectronics ("ST") in December 1998. ST has licensed our G.lite technology for chipsets targeted at telephone company central office switches. The ST/Aware DSL solution brings together our G.lite technology and ST's advanced integrated circuits for communications applications. ST is the third largest seller of telecommunications chipsets in the world.

3COM/US Robotics. In March 1997, we licensed our full-rate ADSL technology to 3COM (then US Robotics) for use in 3COM's full-rate ADSL product offerings. 3COM/US Robotics DSL product line includes PCI cards, USB modems and office routers. 3COM/US Robotics is one of the largest sellers of modems in the world.

SALES AND MARKETING

Our principal sales and marketing strategy is to proliferate our DSL technology to semiconductor manufacturers and DSL equipment suppliers that incorporate our technology into their products. Due to the complexity of our technology, our sales people must have a high degree of technical sophistication in order to effectively sell our technology offerings. We believe that decisions involving the selection of our technology are frequently made at senior levels within a prospective customer's organization. Consequently, we rely significantly on presentations by our senior management to key employees at prospective customers. As of December 31, 1999, we had eleven people in our telecommunications sales and marketing organization.

We sell our software-based compression products primarily through OEMs and systems integrators. As of December 31, 1999, there were three people in our compression software sales organization.

In 1999, we derived approximately 22%, 12%, 11% and 10% of our total revenue from ADI, Lucent, Intel, and Infineon, respectively. In 1998, we derived approximately 29%, 18% and 14% of our total revenue from ADI, Lucent, and Siemens, respectively. In 1997, we derived approximately 16%, 13%, and 12% of our total revenue from 3COM/US Robotics, the United States government and ADI, respectively. All revenue in 1999, 1998, and 1997 was derived from unaffiliated customers.

COMPETITION

The markets for telecommunications and semiconductor products are intensely competitive. We expect competition to increase in the immediate future due to the growth projected across the DSL industry. We intend to compete through a strategy of offering a comprehensive package of DSL technology to the semiconductor industry. Our success depends primarily on the willingness and ability of:

     * Semiconductor manufacturers to design, build and sell DSL chipsets based on our technology,
     * Central office and customer premises equipment manufacturers to buy and use DSL chipsets from our semiconductor licensees,
     * Service providers to offer DSL services based on equipment from customers of our licensees, and
     * End users to buy broadband digital services from service providers using equipment that is based on our DSL technology.

As a technology supplier, we face three different kinds of competition and competitors, including:

     * Technology Licensing Competition. Semiconductor and equipment manufacturers that develop and sell DSL products may either develop DSL technology internally or license it from third parties. While we know of no other independent companies that license DSL technology, such as Aware, we face intense competition from internal development teams within potential customers. Some of these potential customers are some of the largest semiconductor and equipment companies in the world. Furthermore, our current customers, including Analog Devices, Infineon, Intel, Lucent, NEC, Siemens, ST Micro, and 3Com, may choose to abandon joint development projects with us and internally develop their own DSL technology solutions.

     * DSL Chipset Competition. Our customers' chipsets compete with chipsets from other vendors of standards-based and non-standards-based DSL chipsets. Some of these vendors include Alcatel Network Systems ("Alcatel"), Centillium Technology Corp ("Centillium"), Conexant Systems, Inc. ("Conexant"), Fujitsu Systems ("Fujitsu"), ITEX Corporation ("ITEX"), Globespan Technologies Inc. ("Globespan"), Motorola, Inc. ("Motorola"), Orckit Communications Limited ("Orckit"), PCTel, and Texas Instruments, Inc. ("TI").

     * Network Competition. DSL services offered over copper telephone networks compete with alternative broadband transmission technologies that use other network architectures. The two primary network competitors are cable operators using cable modems over their cable networks, and wireless operators using wireless solutions over their wireless networks.

Many of our current and prospective licensees, as well as chipset competitors that compete with our semiconductor licensees, including Alcatel, Conexant, Fujitsu, Motorola, and TI, have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We cannot assure you that we will be able to compete successfully or that competitive pressures will not seriously harm our business.

The markets for our wavelet image compression technology are competitive, and are expected to become increasingly so in the near future.

RESEARCH AND DEVELOPMENT

We believe that our future success depends on our ability to adapt to the rapidly changing telecommunications environment and to meet the industry's ongoing technology development needs. Our research and development organization is organized into two principal groups.

     1. Strategic Development Group. This group is primarily dedicated to working with our licensees to integrate our full-rate ADSL and G.lite technology into their chipsets.

     2. Research and Development Group. This group focuses on developing and enhancing our core technology for future telecommunications applications. The on-going improvement and extension of our technology is essential if we are to maintain our competitive position. Key development objectives for this group include multi-port chipset solutions, voice-enabled DSL technology, diagnostic DSL technology, ADSL over ISDN, longer reach ADSL, and video over ADSL.

As of December 31, 1999, we had an engineering staff of 78 employees. We supplemented our staff with 2 contractors as of December 31, 1999. Subject to our ability to hire and retain engineers, we expect that our engineering organization will grow significantly in the future. We intend to engage in more customer development projects and to further develop and enhance our DSL technology.

Cost of contract revenue consists primarily of spending by our Strategic Development Group to integrate our technology into our licensees' chipsets and products. During the years ended December 31, 1999, 1998 and 1997, cost of contract revenue charged to operations was $7.1 million, $5.4 million, and $3.5 million, respectively.

Research and development expense consists primarily of spending by our Research and Development Group to enhance and extend our technology. During the years ended December 31, 1999, 1998 and 1997, research and development costs charged to operations were $3.6 million, $3.9 million, and $3.4 million, respectively. We did not capitalize any software development costs in accordance with Statement of Financial Accounting Standards No. 86 in 1999, 1998 or 1997.

INTELLECTUAL PROPERTY

In the field of telecommunications technology, we hold eleven patents for multi-carrier communications systems. We have eight additional pending patent applications that pertain to the application of multi-carrier technology to broadband communications, including patent applications that pertain to our splitterless G.lite techniques. We also hold six patents for image compression and processing, three patents for video compression, two patents for audio compression, one patent for certain optical applications and one patent for seismic data compression.

Although we have patented certain aspects of our technology, we rely primarily on know-how and trade secrets to protect our intellectual property. We attempt to protect our trade secrets and other proprietary information through agreements with our licensees, suppliers, employees and consultants, and through security measures. Each of our employees is required to sign a nondisclosure and non-competition agreement. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful. In addition, the laws of certain countries in which products incorporating our technology may be developed, manufactured or sold may not protect our intellectual property and product rights to the same extent as the laws of the United States.

Our ability to compete may be affected by our ability to protect our intellectual property. We believe, however, that other factors will be as important in maintaining our competitive position as the protection of our existing intellectual property. The rapid pace of technological change in the telecommunications industry, our technical expertise, and our ability to enhance our DSL technology on a timely basis will also play an important role in maintaining our competitive position.

Many participants in the telecommunications industry have an increasing number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to us. From time to time, we have received letters from third parties suggesting that we may be obligated to license such intellectual property rights.

During the last several years, we have received letters from Texas Instruments Inc. and Bell Atlantic each asserting that it owns certain patents, and offering us the opportunity to enter into a license agreement for these patents. We have reviewed the Texas Instruments and Bell Atlantic patents, and do not believe that our DSL technology offerings infringe any valid claim of any of the Texas Instruments or Bell Atlantic patents. It is our opinion that we do not require a license under either the Texas Instruments or Bell Atlantic patents in order to conduct our business.

Notwithstanding our opinion, we cannot assure you that a court to which the issue is submitted would find that our DSL technology offerings do not infringe the Texas Instruments or Bell Atlantic patents. Also, we cannot assure you that Texas Instruments or Bell Atlantic will not assert infringement in the future. If we are found to have infringed any of their patents, we could be subject to substantial damages and an injunction preventing us from conducting our business. If this happens, our business could be seriously harmed. Although Texas Instruments and Bell Atlantic have offered to license their patents to us, we cannot assure you that any license would be available on acceptable terms should we choose to pursue such license or be found to infringe their patents.

In addition, we cannot assure you that:

     * Other third parties will not assert infringement claims against us in the future,
     * These third party assertions or those of Texas Instruments or Bell Atlantic will not result in protracted and costly litigation, or
     * We would prevail in any such litigation or be able to license any valid patents from third parties on commercially reasonable terms.

Further, such litigation, regardless of its outcome, could result in substantial costs to us and could cause our management to be distracted. Litigation may also be necessary to enforce our intellectual property rights. Any infringement claim or other litigation against or by us could seriously harm our business.

GOVERNMENT REGULATION

The telecommunications industry, including many of our licensees' customers, is subject to regulation by federal and state agencies, including the Federal Communications Commission, or FCC, and various state public utility and service commissions. While such regulation does not necessarily affect us directly, the effects of these regulations on our customers' customers may, in turn, negatively affect our business. FCC regulatory policies affecting the availability of broadband access services and other terms on which service providers conduct their business may impede our plans for the deployment of our technology.

In February 1996, the Telecommunications Act of 1996 was enacted. A primary factor in passage of the Telecommunications Act was the desire to deregulate and foster competition in the telecommunications markets. While we believe deregulation and increased competition, in general, will be favorable to our operations and business plan, the effect of the Telecommunications Act on the telecommunications industry remains unclear. The FCC could interpret the Telecommunications Act in ways that could slow the rollout of DSL access services, which could seriously harm our business.

In addition, our business may also be affected by the imposition of certain tariffs, duties and other import restrictions on components that our customers obtain from non-domestic suppliers or by the imposition of export restrictions on products sold internationally and incorporating our technology. Internationally, governments of the United Kingdom, Canada, Australia and numerous other countries actively promote and create competition in the telecommunications industry. Changes in current or future laws or regulations, in the U.S. or elsewhere, could seriously harm our business.

MANUFACTURING

Sales of hardware products constitute a relatively small portion of our revenue, and we do not intend to produce such products in any material quantity for the foreseeable future. Consequently, we rely on third party contractor manufacturers to assemble and test substantially all of our products. Our internal manufacturing capacity is limited to final test and assembly of certain products. Other than chipsets, which are available from our customers, we believe that other components for our equipment-based products are available from a number of suppliers.

EMPLOYEES

At December 31, 1999, we employed 109 people, including 78 in engineering, 14 in sales and marketing, 3 in manufacturing and 14 in finance and administration. Of these employees, 104, 4 and 1 were based in Massachusetts, Utah and California, respectively. We supplement our regular employees as necessary with temporary and contract personnel. At December 31, 1999, we engaged 2 temporary and contract personnel, primarily working in research and development. None of our employees is represented by a labor union. We consider our employee relations to be good.

We believe that our future success will depend in large part on the service of our technical and senior management personnel and upon our ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for highly qualified personnel is intense. We cannot assure you that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified personnel in the future.

ITEM 2. PROPERTIES

We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms.

We currently occupy:

     1. 72,000 square feet of office space in Bedford, Massachusetts, which serves as our headquarters. This site is used for our research and development, sales and marketing, and administration activities. We purchased this building in 1997.

     2. 3,362 square feet of research and development space in Salt Lake City, Utah. This facility is currently leased for a three-year term, which expires on December 31, 2002.

     3. 1,265 square feet of research and development space in Lafayette, California. This facility is currently leased for a two-year term, which expires on August 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq National Market under the symbol AWRE. The following table sets forth the high and the low sales prices as reported on the Nasdaq National Market from January 1, 1998 to December 31, 1999.

                              FIRST       SECOND        THIRD       FOURTH
                             QUARTER      QUARTER      QUARTER      QUARTER
---------------------------------------------------------------------------
     1999
        High............     $50 7/16     $87 1/8       $61 1/4     $49
        Low.............      25           37 7/16       27 1/4      20 7/8

     1998
        High............      15 1/8       15 1/8        11 3/4      27 3/16
        Low.............      10 7/16      10 1/4         4 3/4       4 3/4

As of February 29, 2000, we had approximately 160 shareholders of record. This number does not include shareholders from whom shares were held in a "nominee" or "street" name. We have never paid cash dividends on our common stock and we anticipate that we will continue to reinvest any earnings to finance future operations.

We did not sell any equity securities that were not registered under the Securities Act during the three months ended December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited financial statements for the years ended December 31, 1999, 1998, 1997, 1996, and 1995. When you read this selected financial data, it is important that you read it along with Management's Discussion and Analysis of Financial Condition and Results of Operations, our historical consolidated financial statements, and the related notes to the financial statements, which can be found in Item 8.

(in 000's, except per share data)
Year ended December 31,                       1999         1998          1997          1996         1995
---------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA
Revenue ..............................     $20,527     $ 11,796      $  6,198      $  5,301      $ 3,260
Income (loss) from operations ........       3,321       (3,951)       (6,157)         (538)        (454)
Net income (loss) ....................       4,898       (2,249)       (4,448)          259         (343)
Net income (loss) per share - basic ..     $  0.23     $  (0.11)     $  (0.23)     $   0.02      $ (0.29)
Net income (loss) per share - diluted.     $  0.21     $  (0.11)     $  (0.23)     $   0.01      $ (0.29)

BALANCE SHEET DATA
Cash and short-term investments ......     $36,266     $ 26,567      $ 26,104      $ 36,719      $ 2,154
Working capital ......................      41,349       28,813        26,774        38,280        2,516
Total assets .........................      54,482       40,162        39,281        40,123        3,228
Total liabilities ....................       1,513        1,028         1,661           676          309
Total stockholders' equity ...........      52,969       39,134        37,620        39,446        2,920

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

                                       Year ended December 31,
                                  ---------------------------------
                                      1999      1998       1997
                                  ---------------------------------
Revenue:
   Product sales ................     27.0%     26.2%      39.3%
   Contract revenue .............     51.6      70.2       60.3
   Royalties ....................     21.4       3.6        0.4
                                  ---------------------------------
     Total revenue ..............    100.0     100.0      100.0

Costs and expenses:
   Cost of product sales ........      6.6      11.8       20.2
   Cost of contract revenue .....     34.4      46.0       56.1
   Research and development .....     17.7      33.0       54.7
   Selling and marketing ........     12.5      24.0       36.9
   General and administrative....     12.6      18.7       31.4
                                  ---------------------------------
      Total costs and expenses...     83.8     133.5      199.3

Income (loss) from operations....     16.2     (33.5)     (99.3)

Other income ....................       --       3.4         --
Interest income .................      7.6      11.0       27.5
                                  ---------------------------------

Net income (loss) ...............     23.8%    (19.1)%    (71.8)%
                                  =================================


PRODUCT SALES

Product sales consist primarily of revenue from the sale of digital subscriber line ("DSL") equipment and compression software products. The products that comprise DSL equipment sales are primarily test and development systems and modems.

Product sales increased 79% from $3.1 million in 1998 to $5.5 million in 1999. As a percentage of total revenue, product sales increased from 26% in 1998 to 27% in 1999. The dollar increase is primarily due to a substantial increase in the sale of DSL test and development systems in 1999. DSL test and development system revenue increased primarily because: (i) more customers are developing chipsets and equipment using our DSL technology, and consequently they purchased more of these systems in 1999, and (ii) we made new products available in 1999, including our Veritas 992 and Veritas 2000 products. The increase in product sales is also, to a lesser degree, due to higher revenue from the sale of compression software products. Compression software revenue increased primarily because our OEM customers shipped more of our software in their products in 1999.

Product sales increased 27% from $2.4 million in 1997 to $3.1 million in 1998. As a percentage of total revenue, product sales decreased from 39% in 1997 to 26% in 1998. The dollar increase was primarily due to the availability of new hardware products in 1998 and higher shipments of prototype transceiver modules. The dollar increase in hardware product sales was partially offset by lower revenue from the sale of compression software products. Lower compression software sales were primarily the result of a significant sale to a single customer in 1997 that did not reoccur to the same degree in 1998.

CONTRACT REVENUE

Contract revenue consists primarily of license, engineering development, and customer support fees that we receive under agreements with our customers to jointly develop DSL products. Contract revenue also includes an insignificant amount of revenue from U.S. government research contracts.

Contract revenue increased 28% from $8.3 million in 1998 to $10.6 million in 1999. As a percentage of total revenue, contract revenue decreased from 70% in 1998 to 52% in 1999. The dollar increase is primarily due to a substantial increase in contract revenue from our semiconductor manufacturer customers. Higher contract revenue from semiconductor customers was mostly due to the addition of new projects with existing and new customers. We believe the growing DSL market opportunity encouraged more semiconductor companies to enter the market in 1999. The dollar increase in DSL contract revenue was partially offset by a decline in U.S. government research revenue. We completed our last U.S. government research project in the first quarter of 1999. We anticipate that revenue from these government contracts will not continue in future periods.

Contract revenue increased 122% from $3.7 million in 1997 to $8.3 million in 1998. As a percentage of total revenue, contract revenue increased from 60% in 1997 to 70% in 1998. The dollar increase was primarily due to a substantial increase in contract revenue from our lead semiconductor customers. The dollar increase in DSL semiconductor contract revenue was partially offset by a decline in U.S. government research contract revenue.

ROYALTIES

Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties when customers use our technology in their chipsets or equipment.

Royalties increased from $418,000 in 1998 to $4.4 million in 1999. As a percentage of total revenue, royalties increased from 4% in 1998 to 21% in 1999. We believe that the increase in royalties was primarily due to growing deployments of DSL services by the telecommunications industry in general, and of deployments using Aware technology in particular.

Royalties increased from $25,000 in 1997 to $418,000 in 1998. As a percentage of total revenue, royalties increased from 0.4% in 1997 to 4% in 1998. The dollar increase was primarily due to initial DSL chipset royalty payments from several of our lead semiconductor customers.

COST OF PRODUCT SALES

Cost of product sales consists primarily of the cost of equipment sales, because compression software revenue has minimal cost of sales associated with it. Cost of product sales decreased 2% from $1.39 million in 1998 to $1.36 million in 1999. As a percentage of product sales, cost of product sales decreased from 45% in 1998 to 25% in 1999. The percentage of compression software revenue in the product sales mix was approximately the same in 1999 and 1998. Therefore, the improvement in the gross margin is primarily due to lower cost of sales on equipment. Cost of product sales for equipment only as a percentage of equipment sales was 78% in 1998 as compared to 41% in 1999. The improvement in equipment gross margins is primarily due to a larger percentage of higher margin test and development system revenue in the sales mix, and a reduction of obsolescence provisions in 1999.

Cost of product sales increased 11% from $1.3 million in 1997 to $1.4 million in 1998. As a percentage of product sales, cost of product sales decreased from 51% in 1997 to 45% in 1998. The dollar increase in cost of product sales was primarily due to higher volume shipments of DSL equipment products in 1998. The decrease in cost of product sales as a percentage of product sales was primarily due to increased sales of higher margin equipment in 1998 compared to 1997. This rate benefit was partially offset by a higher percentage of DSL equipment in the product sales mix compared to compression software products, which carry significantly lower product costs than those for DSL equipment.

COST OF CONTRACT REVENUE

Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects. Cost of contract revenue increased 30% from $5.4 million in 1998 to $7.1 million in 1999. As a percentage of contract revenue, cost of contract revenue increased from 66% in 1998 to 67% in 1999. The dollar increase is primarily due to the addition of new projects with existing and new semiconductor and equipment customers. Increased spending related to telecommunications projects was partially offset by almost no spending on U.S. government research projects in 1999.

Cost of contract revenue increased 56% from $3.5 million in 1997 to $5.4 million in 1998. As a percentage of contract revenue, cost of contract revenue decreased from 93% in 1997 to 66% in 1998. The dollar increase in cost of contract revenue was primarily due to new projects with ADI, and the addition of new customer projects with Lucent and Siemens in 1998. Increased spending related to these projects was partially offset by: (i) lower spending on U.S. government research projects, and (ii) no spending on our hybrid fiber coaxial cable telephony project with DSC Communications Corporation ("DSC"), which was suspended in the third quarter of 1997. The decrease in cost of contract revenue as a percentage of contract revenue was primarily due to: (i) software license revenue from ADI customers in 1998, which had minimal cost of contract revenue associated with it, and (ii) the suspension of the DSC project, which was unprofitable in 1997.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our DSL and compression software technologies. Research and development expense decreased 7% from $3.9 million in 1998 to $3.6 million in 1999. As a percentage of total revenue, research and development expense decreased from 33% in 1998 to 18% in 1999. The dollar decrease in spending was primarily due to lower spending on our x200 modem product and our Very high-speed Digital Subscriber Line ("VDSL") chipset project. Lower spending on these projects was partially offset by higher spending on our Veritas test and development products and compression software research and development.

Research and development expense increased 14% from $3.4 million in 1997 to $3.9 million in 1998. As a percentage of total revenue, research and development expense decreased from 55% in 1997 to 33% in 1998. The dollar increase was primarily due to higher spending for engineering efforts to develop and enhance our: (i) full-rate ADSL and G.lite technologies, including application specific integrated circuit ("ASIC") cores, (ii) VDSL technology and chipsets, and (iii) compression software technology. Higher spending on these engineering projects was partially offset by lower spending for the development of our x200 modem product.

SELLING AND MARKETING EXPENSE

Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense decreased 9% from $2.8 million in 1998 to $2.6 million in 1999. As a percentage of total revenue, sales and marketing expense decreased from 24% in 1998 to 13% in 1999. The dollar decrease was primarily due to lower sales and marketing costs to execute an intellectual property licensing strategy. Prior to the second quarter of 1998, we were pursuing a technology licensing strategy as well as an end-user modem distribution and sales strategy. Sales and marketing expenses in 1998 included some non-recurring costs that we incurred to better align the sales organization to execute on a licensing strategy.

Sales and marketing expense increased 24% from $2.3 million in 1997 to $2.8 million in 1998. As a percentage of total revenue, sales and marketing expense decreased from 37% in 1997 to 24% in 1998. The dollar increase was primarily due to non-recurring costs incurred in 1998 to better align the sales organization to execute on our intellectual property licensing strategy.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, legal, and audit expenses. General and administrative expense increased 17% from $2.2 million in 1998 to $2.6 million in 1999. As a percentage of total revenue, general and administrative expense decreased from 19% in 1998 to 13% in 1999. The dollar increase is primarily due to higher public company expenses and additions to our legal and administrative staffs.

General and administrative expense increased 14% from $1.9 million in 1997 to $2.2 million in 1998. As a percentage of total revenue, general and administrative expense decreased from 31% in 1997 to 19% in 1998. The dollar increase was primarily due to additions to our finance and information systems organizations to support organizational growth.

OTHER INCOME

Other income consists of rental income from real estate leases. Other income decreased from $405,000 in 1998 to $18,000 in 1999. When we purchased our headquarters building in July 1997, the terms of the purchase agreement required us to sublet 24,000 square feet to the seller for a period of 18 months. The sublease agreement terminated in January 1999. We do not anticipate that we will have any more sublease income from our headquarters building in the future because we renovated and moved into the previously subleased space during 1999.

INTEREST INCOME

Interest income increased 20% from $1.3 million in 1998 to $1.6 million in 1999. The dollar increase is primarily due to higher cash balances. Higher cash balances were due to positive cash flows from operations and employee stock option exercises during 1999.

Interest income decreased 24% from $1.7 million in 1997 to $1.3 million in 1998. The dollar decrease was primarily due to lower cash balances. Lower cash balances were primarily due to: (i) the purchase and renovation of our headquarters building in 1997; (ii) the acquisition of capital equipment; and
(iii) the use of cash to fund operating losses during 1997 and the first half of 1998.

INCOME TAXES

We have made no provision for income taxes as our historical net losses have resulted in tax loss carryforwards. At December 31, 1999, Aware has federal net operating loss carryforwards of approximately $52.8 million, which begin to expire in 2003, and federal research and development credit carryforwards of approximately $3.8 million, which begin to expire in 2003. At December 31, 1999, Aware also had available state net operating loss carryforwards of approximately $47.9 million, which begin to expire in 2000, and state research and development and investment tax credit carryforwards of approximately $2.2 million, which begin to expire in 2006. Of the total net operating loss and research and development carryforwards, approximately $35.3 million and $1.3 million, respectively, are attributable to the exercise of stock options and the tax benefit from these items will be credited to additional paid-in capital, if realized.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in March 1986, we have financed our activities primarily through the sale of stock, including an initial public offering in August 1996 that generated net proceeds of $35.2 million. In the years ended December 31, 1999, 1998 and 1997, we received net proceeds from the exercise of employee stock options of $8.9 million, $3.8 million and $2.6 million, respectively. Our operating activities used net cash of $2.3 million and $2.7 million in the years ended December 31, 1998 and 1997, respectively. Cash used in operations during 1998 and 1997 was primarily due to operating losses and working capital requirements. Operating activities provided net cash of $4.3 million in the year ended December 31, 1999, which was primarily due to our profitability during that year.

In the years ended December 31, 1999, 1998, and 1997, we made capital expenditures of $3.1 million, $1.0 million, and $10.6 million, respectively. Capital expenditures in all three years consist of spending on computer hardware and software, laboratory equipment, and furniture used principally in engineering activities. Capital spending in 1997 also includes the purchase and partial renovation of our 72,000 square foot headquarters building for $8.2 million. Capital spending in 1999 also includes the renovation of the third floor of this building for $1.5 million. We have no material commitments for capital expenditures.

At December 31, 1999, we had cash, cash equivalents and short-term investments of $36.3 million. We believe that our cash, cash equivalents and short-term investments, will be sufficient to fund our operations for at least the next twelve months.

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

In 1999, we completed a program to address Year 2000 issues. We evaluated the software that we sell to customers, as well as the software that we use internally to run our operations. Based on our efforts to address Year 2000 issues and our experience subsequent to December 31, 1999, we believe that the software we sell and use is Year 2000 compliant. To date, we have not incurred significant incremental costs in order to comply with Year 2000 requirements and we do not believe that we will incur significant incremental costs in the foreseeable future.

Despite our Year 2000 efforts and our experience after December 31, 1999, we cannot assure you that Year 2000 errors or defects will not be discovered in the software that we sell or use in the future. If Year 2000 errors or defects are discovered in the future, we cannot assure you that the costs of making such software Year 2000 compliant will not seriously harm our business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue" and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. However, we may not be able to predict future events accurately. The risk factors listed in this section, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to be materially worse than the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-K could materially and adversely affect our business.

OUR QUARTERLY RESULTS ARE UNPREDICTABLE AND MAY FLUCTUATE SIGNIFICANTLY

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall significantly.

Many of our expenses, such as employee compensation and facilities costs, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfalls in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. Also, when we have entered into development and license agreements with new licensees, we frequently have negotiated for and received Contract Revenue. Contract Revenue consists primarily of payments for the transfer of technology, engineering services, and support. We do not expect Contract Revenue to be our primary source of revenue in the long term. Instead, our business plan depends on our obtaining royalties through the ongoing sale by our licensees of chipsets and products that incorporate our technology. To date, Contract Revenue has had a disproportionate impact on our operating results relative to its significance in our business plan.

Other factors, many of which are outside our control, also could cause variations in our quarterly revenue and operating results. Some of these factors are:

     * The rate of market acceptance of DSL broadband access, generally, and of our full-rate ADSL and G.lite technology in particular;

     * Demand for our licensees' chipsets and products that incorporate our technology;

     * Development by us or our competitors of enhanced or alternative high-speed network access technologies;

     *    The extent and timing of new license transactions;

     *    Regulatory developments; and

     *    The timing and related costs of any acquisitions.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. You should not rely on our quarterly revenue and operating results to predict our future performance.

WE HAVE A UNIQUE AND UNPROVEN BUSINESS MODEL

In the second quarter of 1998, we shifted our business plan to focus on licensing our DSL technology to chipset manufacturers that incorporate the technology into DSL chipsets and products, and away from sales of DSL-based products such as modems. Other than our six-year relationship with Analog Devices, we do not have extensive experience licensing our technology to third parties. Moreover, obtaining suitable licensees for our technology is difficult because of the following features of our strategy:

     * We typically undergo a lengthy and expensive process of building a relationship with a potential licensee before entering into an agreement;

     * We must persuade semiconductor and equipment manufacturers with significant resources to rely on us for critical technology on an ongoing basis rather than trying to develop similar technology internally; and

     * We must persuade potential licensees to bear development costs associated with our technology applications and to make the necessary investment to successfully produce chipsets and products using our technology.

If we cannot obtain suitable licensees or otherwise fail to implement our new business strategy successfully, our business could be seriously harmed.

WE DEPEND SUBSTANTIALLY ON A LIMITED NUMBER OF LICENSEES

There are a relatively limited number of semiconductor and equipment companies to which we can license our DSL technology in a manner consistent with our business model. If we fail to maintain relationships with our current licensees or fail to establish a sufficient number of new licensee relationships, our business could be seriously harmed. Also, we cannot assure you that our prospective customers will not use their superior size and bargaining power to demand license terms that are unfavorable to us.

Royalties from our licensees are often based on the selling prices of our licensees' chipsets and products, over which we have little or no control. We also have little or no control over our licensees' promotional and marketing efforts. Our licensees are not obligated to use our technology, and generally are not required to pay us royalties unless they do utilize our technology. They are not prohibited from competing against us. Because our business model depends on our receipt of royalties, our licensees' failure to achieve significant sales of chipsets and products incorporating our technology could seriously harm our business.

OUR SUCCESS REQUIRES ACCEPTANCE OF OUR DSL TECHNOLOGY BY A VARIETY OF MARKET PARTICIPANTS

Due to our business strategy, our success is dependent on our ability to generate significant royalties from our licensing arrangements with semiconductor manufacturers. Our ability to generate significant royalties is materially affected by the acceptance of high-speed access over telephone lines in general, and our DSL technology in particular by equipment companies, service providers, and end users.

Equipment Companies Must Incorporate Our DSL Technology

Equipment companies, particularly those that develop and market high-volume business and consumer products such as central office line cards, modems and personal computers, must purchase chipsets containing our DSL technology from our licensees for us to be successful. There are other solutions available for equipment companies seeking to offer high-speed network access products. Therefore, we face the risk that equipment manufacturers will choose chipset solutions that do not incorporate our technology. Also, where we do not enter into contracts directly with equipment companies, our ability to influence their decision whether to adopt our technology is limited.

We also face the risk that equipment companies that elect to incorporate our DSL technology into their products will not compete successfully against other equipment companies. Many factors beyond our control could influence the success or failure of a particular equipment company that adopts our technology, including:

     *    Competition from other businesses in the same industry;

     *    Market acceptance of its products;

     *    Its engineering, sales and marketing, and management capabilities;

     * Technical challenges of developing its products unrelated to our technology; and

     *    Its financial and other resources.

Therefore, even if equipment companies incorporate our DSL technology into their products, we cannot be sure that their products will achieve commercial acceptance or result in significant royalties to us.

Service Providers Must Initiate Substantial Deployments of DSL Services Based on Our Technology

The success of our business strategy depends upon whether telecommunications service providers deploy DSL technologies and upon the timing of that deployment. Factors that will affect such deployment include:

     * The length of the technology approval process by service providers. That process typically includes laboratory trials, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

     * The development of a viable business model for DSL services, including the capability to market, sell, install and maintain DSL services;

     * Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider's central office;

     * Lack of interoperability of DSL equipment that is supplied by different manufacturers;

     *    Evolving industry standards for DSL technologies; and

     *    Government regulation

Even if service providers deploy DSL technologies, we cannot be sure that they will deploy services based on our DSL technology. If service providers do not deploy services based on DSL technology, our business will be seriously harmed.

End Users Must Purchase Services That Incorporate Our Technology

Even if numerous service providers adopt our DSL technology, our success ultimately will depend on acceptance of services incorporating our DSL technology by end users, such as access service subscribers and users of personal computers and modems. DSL services compete with a variety of different high-speed Internet connectivity technologies, including cable modems, satellite, and other wireless technologies. Many of these technologies will compete effectively with DSL services. If any technology competing with DSL technology is more reliable, faster, less expensive, reaches more customers, or has other advantages over DSL technology, then the demand for DSL services, and therefore our technology may decrease.

OUR INTELLECTUAL PROPERTY IS SUBJECT TO LIMITED PROTECTION

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success. We regard our technology as proprietary, and we have a number of patents and pending patent applications. We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

As part of our licensing arrangements, we typically work closely with our semiconductor and equipment manufacturer licensees, many of whom are also our potential competitors, and provide them with proprietary know-how necessary for their development of customized chipsets based on our DSL technology. Although our license agreements contain non-disclosure provisions and other terms protecting our proprietary know-how and technology rights, it is possible that, despite these precautions, some of our licensees might obtain from us proprietary information that they could use to compete with us in the marketplace. Although we intend to defend our intellectual property as necessary, we cannot be sure that the steps we have taken will be adequate to prevent misappropriation.

In the future, we may choose to bring legal action to enforce our intellectual property rights. Any such litigation could be costly and time-consuming for us, even if we were to prevail. Moreover, even if we are successful in protecting our proprietary information, we cannot be sure that our competitors will not independently develop technologies substantially equivalent or superior to our technology. The misappropriation of our technology or the development of competitive technology could seriously harm our business.

Our technology may infringe the intellectual property rights of others. A large and increasing number of participants in the telecommunications industry have applied for or obtained patents. Some of these patent holders have demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to our business. From time to time, we have received claims from other companies that our technology infringes their patent rights. While we believe our technology does not infringe the intellectual property of others, we cannot be sure. Intellectual property rights can be uncertain and can involve complex legal and factual questions. We may be unknowingly infringing the proprietary rights of others, which could result in significant liability for us. If we were found to have infringed any third party's patents, then we could be subject to substantial damages and an injunction preventing us from conducting our business.

OUR BUSINESS IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE

The telecommunications industry in general, and the market for high-speed network access technologies in particular, are characterized by rapid technological change, with new generations of products being introduced regularly and with ongoing evolutionary improvements. We expect to depend on our DSL technology for a substantial portion of our revenue for the foreseeable future. Therefore, we face risks that others could introduce competing technology that renders our DSL technology less desirable or obsolete. Also, the announcement of new technologies could cause our licensees or their customers to delay or defer entering into arrangements for the use of our existing technology. Either of these events could seriously harm our business.

We expect that our business will depend to a significant extent on our ability to introduce enhancements and new generations of our DSL technology as well as new technologies that keep pace with other changes in the telecommunications industry and that achieve rapid market acceptance. We must continually devote significant engineering resources to achieving technical innovations. These innovations are complex and require long development cycles. Moreover, we may have to make substantial investments in technological innovations before we can determine their commercial viability. We may lack sufficient financial resources to fund future development. Also, our licensees may decide not to share certain research and development costs with us. Revenue from technological innovations, even if successfully developed, may not be sufficient to recoup the costs of development.

One element of our business strategy is to assume the risks of technology development failure while reducing such risks for our licensees. In the past, we have spent significant amounts on development projects that did not produce any marketable technologies or products, and we expect that to occur again in the future.

WE FACE INTENSE COMPETITION FROM A WIDE RANGE OF MANUFACTURERS AND VENDORS

The markets for telecommunications and semiconductor products are intensely competitive. We expect competition to increase in the immediate future, because of the rapid growth projected across the DSL industry. Because of our strategy, we face three different kinds of competition and competitors, including:

     Technology Licensing Competition. Semiconductor and equipment manufacturers that develop and sell DSL products may either develop DSL technology internally or license it from third parties. While we know of no other independent companies that license DSL technology, such as Aware, we face intense competition from internal development teams within potential customers. Some of these potential customers are some of the largest semiconductor and equipment companies in the world. Furthermore, our current customers may choose to abandon joint development projects with us and internally develop their own DSL technology solutions.

     DSL Chipset Competition. Our customers' chipsets compete with chipsets from other vendors of standards-based and non-standards-based DSL chipsets. Some of these vendors include Alcatel, Centillium, Conexant, Fujitsu Systems, ITEX, Globespan, Motorola, Orckit, PCTel, and TI.

     Network Competition. DSL services offered over copper telephone networks compete with alternative broadband transmission technologies that use other network architectures, such as cable modems and wireless solutions.

Many of our current and prospective licensees, as well as chipset competitors that compete with our semiconductor licensees, including Alcatel, Conexant, Fujitsu, Motorola, and TI, have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We cannot assure you that we will be able to compete successfully or that competitive pressures will not seriously harm our business.

WE REQUIRE ADDITIONAL HIGHLY-QUALIFIED ENGINEERING PERSONNEL

Our future success will depend significantly on our ability to attract, motivate and retain additional highly-qualified engineering personnel. Competition for qualified engineers is intense and there are a limited number of available persons with the necessary knowledge and experience in DSL, chip design and related technologies. Finding, training and integrating additional qualified personnel is likely to be difficult and expensive, and we may be unable to do so successfully. During 1998 and 1999, we were not able to hire all of the engineers that we wanted to hire. If we are unable to hire and retain a sufficient number of engineers, our business could be seriously harmed.

OUR STOCK PRICE MAY BE VOLATILE

Volatility in our stock price may negatively impact the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation. The market price of our common stock could fluctuate substantially based on a variety of factors, including:

     *    Quarterly fluctuations in our operating results;

     *    Changes in our relationships with our licensees;

     * Announcements of technological innovations or new products by us, our licensees or our competitors;

     *    Changes in earnings estimates by public market analysts;

     *    Key personnel losses;

     *    Sales of common stock; and

     * Developments or announcements with respect to industry standards, patents or proprietary rights.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.

WE HAVE A HISTORY OF OPERATING LOSSES

We may not achieve profitable operations in any future period. We incurred operating losses in each fiscal year from inception to December 31, 1998. As of December 31, 1999, we had an accumulated deficit of $12.1 million. We must continue to invest substantial amounts in research and development to enhance our technology. Although our revenue has grown in recent quarters, we cannot assure you that it will continue to grow in future quarters or that it will grow enough for us to be profitable. As a result, we may incur substantial losses in the future and may not be able to achieve profitability on a quarterly or annual basis.

GOVERNMENT REGULATION

The extensive regulation of the telecommunications industry by federal, state and foreign regulatory agencies, including the Federal Communications Commission, or FCC, and various state public utility and service commissions, could affect us through the effects of such regulation on our licensees and their customers. In addition, our business may also be affected by the imposition of certain tariffs, duties and other import restrictions on components that our customers obtain from non-domestic suppliers or by the imposition of export restrictions on products sold internationally and incorporating our technology. Changes in current or future laws or regulations, in the United States or elsewhere, could seriously harm affect our business.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Company will adopt FAS 133 during fiscal 2001, as required. The Company is currently evaluating the effect of adopting FAS 133 and has not determined the impact of FAS 133 on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's second quarter of fiscal 2000. The Company is currently determining the impact that SAB 101 will have on its financial position and results of operations.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio includes:

     * Cash and cash equivalents, which consist of financial instruments with purchased maturities of three months or less; and
     * Short-term investments, which consist of financial instruments that meet the high quality standards specified in our investment policy. This policy dictates that all instruments mature in 18 months or less, and limits the amount of credit exposure to any one issue, issuer, and type of instrument.

We do not use derivative financial instruments for speculative or trading purposes. As of December 31, 1999 and 1998, all of our investments matured in twelve months or less. Due to the short duration of the financial instruments we invest in, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Aware, Inc. are filed as part of this Report on Form 10-K:

CONSOLIDATED FINANCIAL STATEMENTS:
                                                                            Page
                                                                            ----
  Report of Independent Accountants........................................  29
  Independent Auditors' Report.............................................  30
  Consolidated Balance Sheets as of December 31, 1999 and 1998 ............  31
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999............................  32
  Consolidated Statements of Cash Flows for each of the
    three years in the period ended December 31, 1999......................  33
  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999..................  34
  Notes to Consolidated Financial Statements...............................  35

FINANCIAL STATEMENT SCHEDULES:
                                                                            Page
                                                                            ----
  Schedule II - Valuation and Qualifying Accounts..........................  43

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Aware, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aware, Inc. and its subsidiary at December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 26, 2000

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Aware, Inc. (the "Company") and its subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
January 26, 1999

                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                             ------------------------------
                                                                                 1999              1998
                                                                             ------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents .........................................     $ 35,248,275      $ 23,512,242
     Short-term investments ............................................        1,017,302         3,054,717
     Accounts receivable (less allowance for doubtful
        accounts of $175,000 in 1999 and $100,000 in 1998) .............        5,705,914         2,901,724
     Inventories .......................................................          122,058           120,911
     Prepaid expenses and other assets .................................          769,155           252,050
                                                                             ------------      ------------
           Total current assets ........................................       42,862,704        29,841,644
                                                                             ------------      ------------

Property and equipment, net ............................................       11,619,761        10,320,581
                                                                             ------------      ------------
           Total assets ................................................     $ 54,482,465      $ 40,162,225
                                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................     $    787,684      $    479,705
     Accrued expenses ..................................................          177,500           127,525
     Accrued compensation ..............................................          467,806           324,669
     Accrued professional ..............................................           80,678            84,000
     Deferred revenue ..................................................               --            12,500
                                                                             ------------      ------------
             Total current liabilities .................................        1,513,668         1,028,399
                                                                             ------------      ------------
Commitments and contingent liabilities (Note 7)

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
        none outstanding ..............................................                --                --
     Common stock, $.01 par value; 30,000,000 shares authorized; issued
        and outstanding, 21,918,056 in 1999 and 20,911,388 in 1998......          219,181           209,114
     Additional paid-in capital ........................................       64,865,465        55,938,189
     Accumulated deficit ...............................................      (12,115,849)      (17,013,477)
                                                                             ------------      ------------
            Total stockholders' equity .................................       52,968,797        39,133,826
                                                                             ------------      ------------
            Total liabilities and stockholders' equity .................     $ 54,482,465      $ 40,162,225
                                                                             ============      ============


    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                        1999             1998              1997
                                                    ----------------------------------------------
Revenue:
    Product sales .............................     $ 5,534,465     $  3,093,294      $  2,435,365
    Contract revenue ..........................      10,594,211        8,285,364         3,737,786
    Royalties .................................       4,398,438          417,672            24,900
                                                    ----------------------------------------------
        Total revenue .........................      20,527,114       11,796,330         6,198,051
                                                    ----------------------------------------------
Costs and expenses:
    Cost of product sales .....................       1,363,272        1,393,941         1,251,677
    Cost of contract revenue ..................       7,053,119        5,431,136         3,477,561
    Research and development ..................       3,635,829        3,886,935         3,396,576
    Selling and marketing .....................       2,574,549        2,829,596         2,285,726
    General and administrative ................       2,579,806        2,205,951         1,943,187
                                                    ----------------------------------------------
         Total costs and expenses .............      17,206,575       15,747,559        12,354,727
                                                    ----------------------------------------------

Income (loss) from operations .................       3,320,539       (3,951,229)       (6,156,676)
Other income ..................................          18,300          404,930                --
Interest income ...............................       1,558,789        1,296,878         1,708,340
                                                    ----------------------------------------------
Income (loss) before provision for income taxes       4,897,628       (2,249,421)       (4,448,336)
Provision for income taxes ....................              --               --                --
                                                    ----------------------------------------------

Net income (loss) .............................     $ 4,897,628     $ (2,249,421)     $ (4,448,336)
                                                    ==============================================

Net income (loss) per share - basic ...........     $      0.23     $      (0.11)     $      (0.23)
Net income (loss) per share - diluted .........     $      0.21     $      (0.11)     $      (0.23)

Weighted average shares - basic ...............      21,496,864       20,343,339        19,328,252
Weighted average shares - diluted .............      23,584,688       20,343,339        19,328,252

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                           1999              1998              1997
                                                                      ------------------------------------------------
Cash flows from operating activities:
   Net income (loss) ............................................     $  4,897,628      ($ 2,249,421)     ($ 4,448,336)
   Adjustments to reconcile net income (loss) to net cash
      Depreciation and amortization .............................        1,775,480         1,530,235           901,976
      Increase (decrease) from changes in assets and liabilities:
       Accounts receivable ......................................       (2,804,190)       (1,077,605)         (169,139)
       Unbilled accounts receivable .............................               --                --           110,722
       Inventories ..............................................           (1,147)           94,711           231,912
       Prepaid expenses .........................................          (17,105)           38,797          (267,421)
       Accounts payable .........................................          307,979          (595,421)          737,787
       Accrued expenses .........................................          189,790           (49,410)          286,821
       Deferred revenue .........................................          (12,500)           12,500           (40,000)
                                                                      ------------------------------------------------
           Net cash provided by (used in) operating activities ..        4,335,935        (2,295,614)       (2,655,678)
                                                                      ------------------------------------------------
Cash flows from investing activities:
    Purchases of property and equipment .........................       (3,074,660)       (1,004,791)      (10,581,073)
    Other assets ................................................         (500,000)               --                --
    Net sales (purchases) of short-term investments .............        2,037,415          (447,306)        3,019,314
                                                                      ------------------------------------------------
           Net cash used in investing activities ................       (1,537,245)       (1,452,097)       (7,561,759)
                                                                      ------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of common stock ......................        8,937,343         3,763,445         2,621,672
                                                                      ------------------------------------------------
           Net cash provided by financing activities ............        8,937,343         3,763,445         2,621,672
                                                                      ------------------------------------------------

Increase (decrease) in cash and cash equivalents ................       11,736,033            15,734        (7,595,765)
Cash and cash equivalents, beginning of year ....................       23,512,242        23,496,508        31,092,273
                                                                      ------------------------------------------------

Cash and cash equivalents, end of year ..........................     $ 35,248,275      $ 23,512,242      $ 23,496,508
                                                                      ================================================

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Common Stock          Additional                                   Total
                                         --------------------------     Paid-In      Accumulated     Treasury   Stockholders'
                                           Shares          Amount       Capital        Deficit         Stock       Equity
                                         -----------------------------------------------------------------------------------
Balance at December 31, 1996 ..........  18,959,897    $   189,600    $50,025,548   $(10,315,720)   $(452,962)   $39,446,466

     Exercise of common stock options..     686,127          6,860      2,614,812                                  2,621,672
     Net loss .........................                                               (4,448,336)                 (4,448,336)
                                         -----------------------------------------------------------------------------------

Balance at December 31, 1997 ..........  19,646,024        196,460     52,640,360    (14,764,056)    (452,962)    37,619,802

    Exercise of common stock options...   1,258,171         12,582      3,688,194                                  3,700,776
    Issuance of common stock under
      employee stock purchase plan ....       7,193             72         62,597                                     62,669
    Retirement of treasury stock ......                                  (452,962)                    452,962             --
    Net loss ..........................                                               (2,249,421)                 (2,249,421)
                                         -----------------------------------------------------------------------------------

Balance at December 31, 1998 ..........  20,911,388        209,114     55,938,189    (17,013,477)          --     39,133,826

    Exercise of common stock options...   1,000,399         10,004      8,784,641                                  8,794,645
    Issuance of common stock under
      employee stock purchase plan ....       6,269             63        142,635                                    142,698
    Net income ........................                                                4,897,628                   4,897,628
                                         -----------------------------------------------------------------------------------

Balance at December 31, 1999 ..........  21,918,056    $   219,181    $64,865,465   $(12,115,849)   $      --    $52,968,797
                                         ===================================================================================


    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

     Aware, Inc. (the "Company") designs, develops, licenses and markets Digital Subscriber Line ("DSL") technology that enables high-speed Internet access over existing telephone networks. The Company licenses its intellectual property and software to semiconductor manufacturers and equipment manufacturers that sell chips and equipment incorporating Aware's technology. Aware also markets to equipment companies to encourage them to design Aware's technology into their products, and to service providers to encourage them to deploy new broadband services based on Aware's technology. The Company's technology includes intellectual property and software products such as patents, systems designs, semiconductor cores, run-time software, and hardware designs. The Company also offers hardware products, such as DSL test and development systems and customer premises equipment, as well as image compression software products.

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

     SHORT-TERM INVESTMENTS - At December 31, 1999 and 1998, the Company had categorized all securities as "available-for-sale," since the Company may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 1999 and 1998, unrealized gains and losses were not material.

     The amortized cost of securities, which approximates fair value, consists of the following at December 31, 1999 and 1998:

     Type of security                           1999              1998
     ----------------                         ----------       ----------
       Corporate debt securities.........     $1,017,302       $1,027,935
       U.S. agency securities............             --        2,026,782
                                              ----------       ----------
         Total...........................     $1,017,302       $3,054,717
                                              ==========       ==========

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts. Bad debt expense was approximately $100,000, $50,000, and $26,000 for 1999, 1998, and 1997, respectively.

     INVENTORIES - Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out ("FIFO") method.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income or loss. The estimated useful lives of assets used by the Company are:

         Building and improvements........................ 30 years
         Furniture and fixtures and office equipment......  5 years
         Computer & manufacturing equipment...............  3 years
         Purchased software...............................  3 years

                                  AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company accounts for the impairment of long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     REVENUE RECOGNITION - Effective January 1, 1998, the Company adopted Statement of Position 97-2, as amended, Software Revenue Recognition ("SOP"). This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole.

     Product sales consist primarily of revenue from the sale of modems, access routers, transceiver modules, test and development systems, and compression software. Product sales are recognized upon shipment.

     Contract revenue includes revenue from development and license agreements that the Company has entered into with semiconductor and equipment manufacturers. These agreements typically provide licensees the right to use the Company's proprietary technology and to receive engineering implementation services and customer support. Contract revenue is generally due upon the completion of milestones or the provision of customer support by the Company. Remaining contract revenue consists primarily of license fees, which are due upon transfers of pre-existing intellectual property or upon pre-determined dates.

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

     The Company recognizes royalties when this revenue is due from its licensees. The terms of the Company's agreements generally require licensees to give notification to the Company and to pay royalties within 45 days of the end of the quarter during which sales of licensed products take place.

     INCOME TAXES - The Company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. The Company must establish a valuation allowance to offset temporary deductible differences, net operating loss carryforwards and tax credits when it is more likely than not that the deferred tax assets will not be realized.

     CAPITALIZATION OF SOFTWARE COSTS - The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. No software costs were capitalized for the years ended December 31, 1999, 1998 and 1997, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

     CONCENTRATION OF CREDIT RISK - At December 31, 1999 and 1998, the Company had bank cash balances and money market investments, in excess of federally insured deposit limits of approximately $36,166,000 and $26,467,000, respectively.

     Concentration of credit risk with respect to accounts receivable is limited to $1,300,000, $1,159,000, $576,000, $560,000, $494,000, $486,000, and
     $450,000 with seven customers at December 31, 1999 and to $922,000, $734,000 and $585,000 with three customers at December 31, 1998.

     STOCK-BASED COMPENSATION - The Company grants stock options to its employees and directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company has adopted the provisions of SFAS No. 123 through disclosure only (Note 6).

                                  AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     COMPUTATION OF EARNINGS PER SHARE - Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation.

     USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates include reserves for doubtful accounts, reserves for excess and obsolete inventory, useful lives of fixed assets, valuation allowance for deferred income tax assets, and accrued liabilities. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.

     COMPREHENSIVE INCOME - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the years ended December 31, 1999, 1998 and 1997, comprehensive income (loss) was not materially different from net income
     (loss).

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Company will adopt FAS 133 during fiscal 2001, as required. The Company is currently evaluating the effect of adopting FAS 133 and has not determined the impact of FAS 133 on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's second quarter of fiscal 2000. The Company is currently determining the impact that SAB 101 will have on its financial position and results of operations.

     RECLASSIFICATIONS - Certain prior period amounts have been reclassified to be consistent with the current period presentation.

     SEGMENTS - The Company organizes itself as one segment reporting to the chief operating decision-maker. Revenue consists of product sales, contract revenue, and royalties. The Company has sales outside of the United States, which are described in Note 8. All long-lived assets are maintained in the United States.

                                  AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INVENTORIES
     Inventories consisted of the following at December 31:

                                           1999          1998
                                         --------      --------
     Raw materials.....................  $ 93,847      $ 13,091
     Finished goods....................    28,211       107,820
                                         --------      --------
         Total.........................  $122,058      $120,911
                                         ========      ========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                                1999             1998
                                                            -----------     -----------
     Land................................................   $ 1,080,000     $ 1,080,000
     Building and improvements...........................     8,719,980       7,217,953
     Computer equipment..................................     3,545,140       2,624,729
     Furniture and fixtures..............................       784,275         501,610
     Office equipment....................................       276,127         205,389
     Manufacturing equipment.............................       262,610         262,610
     Purchased software..................................     1,587,625       1,288,806
                                                            -----------     -----------
        Total............................................    16,255,757      13,181,097
     Less accumulated depreciation and amortization......    (4,635,996)     (2,860,516)
                                                            -----------     -----------
        Property and equipment, net......................   $11,619,761     $10,320,581
                                                            ===========     ===========

5.   INCOME TAXES

     Deferred tax assets are attributable to the following at December 31:

                                                                                 1999                1998
                                                                             -----------         -----------
     Federal net operating loss carryforwards..........................      $16,829,661         $10,304,000
     Research and development and other tax credit carryforwards.......        5,787,926           2,505,000
     State net operating loss carryforwards............................        3,015,992           1,513,000
     Depreciation......................................................          113,522              90,000
     Accrued expenses..................................................           88,614             171,000
     Deferred revenue..................................................               --               5,000
     Reserves not currently deductible.................................          152,176                  --
                                                                             -----------         -----------
        Total..........................................................       25,987,891          14,588,000
     Less valuation allowance..........................................      (25,987,891)        (14,588,000)
                                                                             -----------         -----------
        Deferred tax assets, net.......................................      $        --         $       --
                                                                             ===========         ===========

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                      Year ended December 31,
                                                      -----------------------
                                                     1999      1998     1997
                                                     ----      ----     ----
     Federal statutory rate.....................       34%     (34)%    (34)%
     State rate, net of federal benefit.........        4       (6)      (6)
     Tax credits................................      (69)     (44)     (17)
     Valuation allowance........................       27       84       51
     Other                                              4        -        6
                                                     ----      ----     ----
        Effective tax rate......................        -%       -%       -%
                                                     ====      ====     ====

                                  AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Management of the Company has evaluated the positive and negative evidence affecting the realizability of its deferred tax assets. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

     At December 31, 1999, Aware has federal net operating loss carryforwards of approximately $52.8 million, which begin to expire in 2003, and federal research and development credit carryforwards of approximately $3.8 million, which begin to expire in 2003. At December 31, 1999, Aware also had available state net operating loss carryforwards of approximately $47.9 million, which begin to expire in 2000, and state research and development and investment tax credit carryforwards of approximately $2.2 million, which begin to expire in 2006. Of the total net operating loss and research and development carryforwards, approximately $35.3 million and $1.3 million, respectively, are attributable to the exercise of stock options and the tax benefit from these items will be credited to additional paid-in capital, if realized.

6.   STOCK COMPENSATION PLANS

     At December 31, 1999, the Company has three stock-based compensation plans, which are described below. The Company adopted SFAS No. 123, but, as permitted, applies APB Opinion No. 25 and related Interpretations in accounting for options granted to employees and directors. The Company has no performance-based stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                              Year ended December 31,
                                                               ------------------------------------------------------
                                                                   1999                 1998                  1997
                                                               ------------------------------------------------------
     Net income (loss) - as reported.......................... $  4,897,628         $(2,249,421)         $(4,448,336)
     Net income (loss) - pro forma............................ $(11,744,507)        $(7,432,112)         $(8,531,745)

     Basic earnings (loss) per share - as reported............        $0.23              ($0.11)              ($0.23)
     Basic earnings (loss) per share - pro forma..............       ($0.55)             ($0.37)              ($0.44)

     Diluted earnings (loss) per share - as reported..........        $0.21              ($0.11)              ($0.23)
     Diluted earnings (loss) per share - pro forma............       ($0.55)             ($0.37)              ($0.44)

     The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                            Year ended December 31,
                                           -------------------------
                                             1999     1998     1997
                                           -------  -------  -------
Average risk-free interest rate ........     5.54%    5.15%    6.48%
Expected life of option grants .........   5 years  5 years  5 years
Expected volatility of underlying stock.       98%      89%      96%
Expected dividend yield ................        --       --       --

     FIXED STOCK OPTION PLANS - The Company has two fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan ("1990 Plan"), the Company may grant incentive stock options or nonqualified stock options to its employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan ("1996 Plan"), the Company may grant incentive stock options or nonqualified stock options to its employees and directors for up to 5,000,000 shares of common stock. Under both plans, options are granted at an exercise price as determined by the Board of Directors; have a maximum term of ten

                                  AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     years; and generally vest over three to five years. As of December 31, 1999, there were 170,404 shares available for grant under the 1996 Plan, and no shares available under the 1990 Plan.

     A summary of the transactions of the Company's two fixed stock option plans for the years ended December 31, 1999, 1998, and 1997 is presented below:

                                             1999                   1998                  1997
                                    --------------------   --------------------   --------------------
                                                 Weighted               Weighted               Weighted
                                                 Average                Average                Average
                                                 Exercise               Exercise               Exercise
                                      Shares      Price     Shares        Price    Shares        Price
                                    --------------------   --------------------   --------------------
Outstanding at beginning of year..  3,097,043    $  9.24   3,554,171    $  7.01   3,396,408    $  5.01
Granted ..........................  1,562,500      38.14   1,477,217      10.30     913,186      12.20
Exercised ........................ (1,000,399)      8.79  (1,258,171)      2.94    (686,127)      3.82
Forfeited or cancelled ...........   (120,457)     11.54    (676,174)     11.58     (69,296)      9.10
                                    --------------------   --------------------   --------------------
Outstanding at end of year .......  3,538,687    $ 22.05   3,097,043    $  9.24   3,554,171    $  7.01
                                    ====================   ====================   ====================

Options exercisable at year end...  1,595,443    $ 16.32   1,278,888    $  7.69   1,754,552    $  4.23


     The weighted average grant date fair values of options granted during the years ended December 31, 1999, 1998 and 1997 were $29.16, $7.40 and $9.28, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                      Options Outstanding                       Options Exercisable
                         -----------------------------------------------   -----------------------------
                             Number      Weighted-Avg.                       Number
     Range of            Outstanding at    Remaining       Weighted-Avg.   Exercisable     Weighted-Avg.
   Exercise Prices         12/31/99     Contractual Life  Exercise Price   At 12/31/99    Exercise Price
   ---------------       -----------------------------------------------   -----------------------------
  $0 to 6...............     406,886        8.0 years        $  4.48          162,165         $  2.97
   6 to 11..............     749,488        6.8                 8.94          627,118            8.69
  11 to 20..............     821,840        7.9                12.26          260,327           12.36
  20 to 30..............     546,005        9.2                25.72          386,631           25.90
  30 to 40..............     117,468        9.5                32.98           41,905           33.73
  40 to 50..............     867,000        9.5                46.06          107,609           46.10
  50 to 60..............      30,000        9.3                52.08            9,688           52.52
                         -----------------------------------------------   -----------------------------
                           3,538,687        8.3              $ 22.05        1,595,443         $ 16.32
                         ===============================================   =============================


     EMPLOYEE STOCK PURCHASE PLAN - In June 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 100,000 shares of common stock have been reserved for issuance. As of December 31, 1999 there were 86,538 shares available for future issuance under the ESPP Plan. The Company issued 6,269 and 7,193 common shares in 1999 and 1998, respectively. No shares were issued under the plan in 1997.

7.   COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS - The Company owns its principal office and research facility in Bedford, Massachusetts, which it has occupied since November 1997. Prior to November 1997, the Company leased its principal research facilities under various operating leases that expired in 1997. The Company conducts a

                                  AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     portion of its research and development activities in leased facilities in Lafayette, California and Salt Lake City, Utah under non-cancellable operating leases that expire in 2001 and 2002, respectively.

     The following is a schedule of future minimum rental payments required under real estate leases:

     YEAR ENDED DECEMBER 31,
     -----------------------
     2000...........................................     $ 96,172
     2001............................................      87,986
     2002............................................      68,921
     Thereafter......................................           -
                                                         --------
        Total minimum lease payments.................    $253,079
                                                         ========

     Rental expense was approximately $14,000, $4,000, and $308,000 in 1999, 1998 and 1997, respectively.

     LITIGATION - There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its business, financial position or results of operations.

8.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     The Company organizes itself as one segment and conducts its operations in the United States.

     The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions:

                                                             Year ended December 31,
                                               ------------------------------------------------------
                                                  1999                   1998                 1997
                                               -----------           -----------           ----------
     United States.......................      $14,801,458           $ 9,376,625           $5,648,987
     Germany.............................        2,430,923             1,672,795                9,616
     Asia/Pacific........................        2,169,065               182,302              224,058
     Europe, excluding Germany...........          945,475               519,160              296,158
     Rest of world.......................          180,193                45,448               19,232
                                               -----------           -----------           ----------
                                               $20,527,114           $11,796,330           $6,198,051
                                               ===========           ===========           ==========

     The portion of total revenue that was derived from major customers was as follows:

                                           Year ended December 31,
                                      --------------------------------
                                      1999          1998          1997
                                      ----          ----          ----
     Customer A....................    22%           29%           12%
     Customer B....................    12%           18%            6%
     Customer C....................    11%             -             -
     Customer D....................    10%             -             -
     Customer E ...................     2%           14%             -
     Customer F ...................     1%            8%           16%
     Customer G....................      -            4%           13%

9.   EMPLOYEE BENEFIT PLAN

     In 1994, the Company established a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the

                                  AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. Company contributions were $148,000 and $58,000 in 1999 and 1998, respectively, and there were no Company contributions in 1997.

10.  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated as follows:

                                                                             Year ended December 31,
                                                               -------------------------------------------------------
                                                                 1999                  1998                    1997
                                                               ----------           ----------              ----------
     Net income (loss)....................................     $4,897,628          $(2,249,421)            $(4,448,336)

     Weighted average common shares outstanding...........     21,496,864           20,343,339              19,328,252
     Additional dilutive common stock equivalents ........      2,087,824                   --                      --
                                                               ----------          -----------             -----------
     Diluted shares outstanding ..........................     23,584,688           20,343,339              19,328,252
                                                               ==========          ===========             ===========

     Net income (loss) per share - basic..................     $     0.23          $     (0.11)            $     (0.23)
     Net income (loss) per share - diluted................     $     0.21          $     (0.11)            $     (0.23)

     For the years ended December 31, 1998 and 1997, common stock equivalents are not included in the per share calculations for diluted EPS, because the Company had a net loss and the effect of their inclusion would be anti-dilutive. Anti-dilutive common stock equivalents not included in per share calculations for 1998 and 1997 were 1,027,457 and 1,676,311, respectively.

11.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended December 31, 1999:

                                                                  1999 Quarters Ended
                                           --------------------------------------------------------------
                                             March 31         June 30          Sept. 30         Dec. 31
                                           --------------------------------------------------------------
Revenue ...................................$ 4,306,268      $ 4,710,799      $ 5,407,059      $ 6,102,988
Income from operations ....................    338,542          574,136        1,032,630        1,375,231
Net income ................................    676,963          918,977        1,424,382        1,877,306

Net income per share - basic ..............$      0.03      $      0.04      $      0.07      $      0.09
Net income per share - diluted ............$      0.03      $      0.04      $      0.06      $      0.08

                                                                  1998 Quarters Ended
                                           --------------------------------------------------------------
                                             March 31         June 30          Sept. 30         Dec. 31
                                           --------------------------------------------------------------
Revenue ...................................$ 2,004,016      $ 2,431,504      $ 3,346,693      $ 4,014,117
Income (loss) from operations ............. (1,893,126)      (1,715,539)        (503,411)         160,847
Net income (loss) ......................... (1,455,437)      (1,290,978)         (77,772)         574,766

Net income (loss) per share - basic .......$     (0.07)     $     (0.06)     $     (0.00)     $      0.03
Net income (loss) per share - diluted .....$     (0.07)     $     (0.06)     $     (0.00)     $      0.03

                          FINANCIAL STATEMENT SCHEDULE

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS - YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

---------------------------------------------------------------------------------------------------
      COL. A                          COL. B      COL. C (1)   COL. C (2)        COL. D     COL. E
---------------------------------------------------------------------------------------------------
                                                        ADDITIONS
                                                 ------------------------
                                    BALANCE AT    CHARGED TO    CHARGED        DEDUCTIONS   BALANCE
                                    BEGINNING     COSTS AND     TO OTHER       CHARGED TO    AT END
                                    OF PERIOD     EXPENSES      ACCOUNTS        RESERVES   OF PERIOD
---------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
   1999 .......................     $100,000     $ 100,000            --      $ 25,000     $175,000
   1998 .......................     $ 50,000     $  50,000            --            --     $100,000
   1997 .......................     $ 35,000     $  25,923            --      $ 10,923     $ 50,000

Allowance for sales returns and
   1999 .......................     $ 50,000            --      $(15,000)           --     $ 35,000
   1998 .......................     $ 50,000            --            --            --     $ 50,000
   1997 .......................           --            --      $ 50,000            --     $ 50,000

Inventory reserves:
   1999 .......................     $183,805     $ (25,000)           --            --     $158,805
   1998 .......................     $ 16,667     $ 274,999            --      $107,861     $183,805
   1997 .......................     $300,000     $ 275,000            --      $558,333     $ 16,667

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors, and their ages as of February 29, 2000 are as follows:

        NAME              AGE   POSITION
        ----              ---   --------
Michael A. Tzannes......   38   President, Chief Executive Officer, and Director
Richard P. Moberg.......   44   Chief Financial Officer and Treasurer
Edmund C. Reiter........   36   Senior Vice President and Director
Richard W. Gross........   42   Senior Vice President - Strategic Development
John K. Kerr ...........   62   Chairman of the Board of Directors
David Ehreth ...........   50   Director
G. David Forney, Jr.....   59   Director

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

Edmund C. Reiter has been Senior Vice President of Aware since May 1998 and has served as a director of Aware since December 1999. Prior to becoming a Senior Vice President, he served as Aware's Vice President, Advanced Products from August 1995 to May 1998, Aware's Manager of Product Development for still image compression products from June 1994 to August 1995, as a Senior Member of Aware's Technical Staff from November 1993 to June 1994, and as a Member of Aware's Technical Staff from December 1992 to November 1993. Mr. Reiter served as Senior Scientist at New England Research, Inc. from January 1991 to November 1992. Mr. Reiter received a Ph.D. from the Massachusetts Institute of Technology and a B.S. from Boston College.

Richard W. Gross was appointed as Senior Vice President - Strategic Development in July 1999. Mr. Gross also served as Vice President - Strategic Development from July 1998 to July 1999. Prior to the Vice President position, he held various senior level engineering positions from the time he joined Aware in September 1993 until July 1998. Prior to joining Aware, Mr. Gross was a senior technical staff member at GTE Laboratories from 1987 to 1993; a technical staff member at the Heinrich Hertz Institute from 1984 to 1987; and a programmer for IBM, Federal Systems Division from 1980 to 1984. Mr. Gross received a Ph.D. and M.S. in electrical engineering from the University of Rhode Island and a B.A. in physics from Holy Cross College.

John K. Kerr has been a director of Aware since 1990 and Chairman of the board of directors since March 1999. Mr. Kerr previously served as a director of Aware from 1988 to 1989 and the Chairman of the board of directors from November 1992 to March 1994. Mr. Kerr has been General Partner of Grove Investment Partners, a private investment partnership, since 1990. Mr. Kerr received an M.A. and a B.A. from Baylor University.

David Ehreth has served as a director of Aware since November 1997. Since September 1998, Mr. Ehreth has served as Chief Executive Officer of Westwave Communications, Inc., a telecommunications software company. From June 1993 to August 1998, Mr. Ehreth served as Division Vice President of the Access Division of DSC Communications Corporation, a manufacturer of digital switching, access, transport, and private network system products for the telecommunications industry. From 1987 to June 1993, Mr. Ehreth served as a Vice President of Engineering of Optilink, Inc., a manufacturer of access systems for the telecommunications industry. Optilink, Inc. was acquired by DSC Communications Corporation in 1990.

G. David Forney, Jr. has served as a director of Aware since May 1999. Mr. Forney was a Vice President of Motorola, Inc. from 1977 until his retirement in January 1999. Mr. Forney was previously a Vice President of research and development, and a director of Codex Corporation prior to its acquisition by Motorola in 1977. Mr. Forney is currently a Bernard M. Gordon Adjunct Professor in the Department of Electrical Engineering and Computer Sciences at the Massachusetts Institute of Technology. Mr. Forney received an Sc.D. in electrical engineering from M.I.T. in 1965 and a B.S.E. in electrical engineering from Princeton University in 1961.

ITEM 11. EXECUTIVE COMPENSATION

The information required by item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Compensation of Directors and Executive Officers" in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Transactions" in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) See Item 8 for an index to the consolidated financial statements, supplementary financial information, and financial statement schedule.

(B) There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1999.

(C)  INDEX TO EXHIBITS

     EXHIBIT NO.    DESCRIPTION OF EXHIBIT
     -----------    ----------------------
     3.1            Amended and Restated Articles of Organization (filed as
                    Exhibit 3.2 to the Company's Registration Statement on Form
                    S-1, File No. 333-6807 and incorporated herein by
                    reference).
     3.2            Amended and Restated By-Laws (filed as Exhibit 3.3 to the
                    Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.)
     10.1           1990 Incentive and Non-Statutory Stock Option Plan (filed as
                    Exhibit 10.2 to the Company's Registration Statement on Form
                    S-1, File No. 333-6807 and incorporated herein by
                    reference).
     10.2 *         1996 Stock Option Plan, as amended and restated.
     10.3           1996 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No.
                    333-6807 and incorporated herein by reference).
     10.4           Form of Director Indemnification Agreement (filed as Exhibit
                    10.13 to the Company's Registration Statement on Form
                    S-1, File No. 333-6807 and incorporated herein by
                    reference).
     10.5           Employment Agreement of James C. Bender, dated October 27,
                    1994, as amended on December 20, 1996 and April 23, 1998
                    (filed as Exhibit 10.1 to the Company's Form 10-Q for the
                    quarter ended March 31, 1998 and incorporated herein by
                    reference).
     21.1 *         Subsidiaries of Registrant
     23.1 *         Consent of PricewaterhouseCoopers LLP
     23.2 *         Consent of Deloitte & Touche LLP

         *  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AWARE, INC.

                                  By:  /s/  Michael A. Tzannes
                                     -------------------------------------------
                                  Michael A. Tzannes, Chief Executive Officer & President

                                  Date: March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March 2000.

      SIGNATURE                             TITLE
      ---------                             -----

/s/ Michael A. Tzannes        Chief Executive Officer, President, and Director
--------------------------    (Principal Executive Officer)
Michael A. Tzannes

/s/ Richard P. Moberg         Chief Financial Officer, Treasurer
--------------------------    (Principal Financial and Accounting Officer)
Richard P. Moberg

/s/ John K. Kerr              Chairman of the Board of Directors
--------------------------
John K. Kerr

/s/ Edmund C. Reiter          Senior Vice President, and Director
--------------------------
Edmund C. Reiter

/s/ David Ehreth              Director
--------------------------
David Ehreth

/s/ G. David Forney, Jr.      Director
--------------------------
G. David Forney, Jr