Form 10-Q
period 2000-03-31
AWARE INC /MA/
filed 2000-05-12
CIK 1015739

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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


                          YES     X             NO
                                 ----              ----

Indicate the number of shares outstanding of the issuer's common stock as of April 28, 2000:

              CLASS                            NUMBER OF SHARES OUTSTANDING
              -----                            ----------------------------
Common Stock, par value $0.01 per share               22,452,940 shares

                                   AWARE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS



                                                                        Page
                                                                        ----
PART I         FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements


               Consolidated Balance Sheets as of
               March 31, 2000 and December 31, 1999 ................      3

               Consolidated Statements of Operations for the
               Three Months Ended March 31, 2000
               and March 31, 1999 ..................................      4

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2000
               and March 31, 1999 ..................................      5

               Notes to Consolidated Financial Statements ..........      6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations .................      8

Item 3.        Quantitative and Qualitative Disclosures about
               Market Risk .........................................     16

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings ...................................     17

Item 6.        Exhibits and Reports on Form 8-K ....................     18

               Signatures ..........................................     18

                          PART I. FINANCIAL INFORMATION
                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       2000                 1999
                                                                                       ----                 ----
                                     ASSETS
Current assets:
     Cash and cash equivalents .........................................          $ 42,318,159           $ 35,248,275
     Short-term investments ............................................                     -              1,017,302
     Accounts receivable (less allowance for doubtful
        accounts of $200,000 in 2000 and $175,000 in 1999) .............             6,922,239              5,705,914
     Inventories .......................................................               198,904                122,058
     Prepaid expenses and other assets .................................               903,667                769,155
                                                                                  ------------           ------------
           Total current assets ........................................            50,342,969             42,862,704
                                                                                  ------------           ------------
Property and equipment, net ............................................            11,458,697             11,619,761
                                                                                  ------------           ------------
           Total assets ................................................          $ 61,801,666           $ 54,482,465
                                                                                  ============           ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................          $    411,949           $    787,684
     Accrued expenses ..................................................               208,085                177,500
     Accrued compensation ..............................................               284,244                467,806
     Accrued professional ..............................................               126,875                 80,678
                                                                                  ------------           ------------
             Total current liabilities .................................             1,031,153              1,513,668

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding ..........................................                     -                      -
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 22,427,818 in 2000 and 21,918,056 in 1999                224,278                219,181
      Additional paid-in capital .......................................            70,552,181             64,865,465
      Accumulated deficit ..............................................           (10,005,946)           (12,115,849)
                                                                                  ------------           ------------
             Total stockholders' equity ................................            60,770,513             52,968,797
                                                                                  ------------           ------------
             Total liabilities and stockholders' equity ................          $ 61,801,666           $ 54,482,465
                                                                                  ============           ============















    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 -----------------------
                                                 2000               1999
                                                 ----               ----
Revenue:
    Product sales ....................      $1,191,892           $1,224,705
    Contract revenue .................       2,551,666            2,561,261
    Royalties ........................       2,663,250              520,302
                                            ----------            ---------
        Total revenue ................       6,406,808            4,306,268
Costs and expenses:
    Cost of product sales .............        142,922              246,007
    Cost of contract revenue ..........      1,971,159            1,759,059
    Research and development ..........      1,413,784              782,729
    Selling and marketing .............        667,042              586,796
    General and administrative ........        671,961              593,135
                                            ----------            ---------
         Total costs and expenses......      4,866,868            3,967,726

Income from operations ................      1,539,940              338,542
Other income ..........................              -               18,300
Interest income .......................        569,963              320,121
                                            ----------            ---------
Income before provision for income
  taxes ...............................      2,109,903              676,963
Provision for income taxes ............              -                    -
                                            ----------            ---------
Net income ............................     $2,109,903             $676,963
                                            ==========            =========

Net income per share - basic ..........          $0.09                $0.03
Net income per share - diluted ........          $0.09                $0.03


Weighted average shares - basic .......     22,229,909           21,097,978
Weighted average shares - diluted .....     23,879,848           23,372,593














    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   ------------------------
                                                                   2000                1999
                                                                   ----                ----
Cash flows from operating activities:
   Net income ...........................................      $  2,109,903           $    676,963
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization .....................           444,303                426,474
      Increase (decrease) from changes in assets and
      liabilities:
         Accounts receivable ............................        (1,216,325)              (977,939)
         Inventories ....................................           (76,846)                56,330
         Prepaid expenses and other assets ..............          (134,512)                   139
         Accounts payable ...............................          (375,735)               283,759
         Accrued expenses ...............................          (106,780)               118,029
         Deferred revenue ...............................                 -                 (6,250)
                                                               ------------           ------------
            Net cash provided by operating activities ...           644,008                577,505
                                                               ------------           ------------
Cash flows from investing activities:
    Purchases of property and equipment .................          (283,239)              (335,734)
    Net sales (purchases) of short-term investments .....         1,017,302             (1,964,693)
                                                               ------------           ------------
            Net cash provided by (used in) investing
               activities ...............................           734,063             (2,300,427)
                                                               ------------           ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock .............         5,691,813              2,402,536
                                                               ------------           ------------
            Net cash provided by financing activities ...         5,691,813              2,402,536
                                                               ------------           ------------
Increase in cash and cash equivalents ...................         7,069,884                679,614
Cash and cash equivalents, beginning of period ..........        35,248,275             23,512,242
                                                               ------------           ------------
Cash and cash equivalents, end of period ................      $ 42,318,159           $ 24,191,856
                                                               ============           ============













    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2000, and of operations and cash flows for the interim periods ended March 31, 2000 and 1999.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 1999 in conjunction with its 1999 Annual Report on Form 10-K.

         The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year.

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

B)       INVENTORY

         Inventory consists primarily of the following:

                                               MARCH 31,          DECEMBER 31,
                                                 2000                1999
                                                 ----                ----
               Raw materials ............      $169,628             $93,847
               Finished goods ...........        29,276              28,211
                                               --------            --------
                   Total ................      $198,904            $122,058
                                               ========            ========

C)       COMPUTATION OF EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation.

         Net income per share is calculated as follows:

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      --------------------
                                                                       2000            1999
                                                                       ----            ----
           Net income                                                $2,109,903       $676,963

           Weighted average common shares outstanding                22,229,909     21,097,978
           Additional dilutive common stock equivalents               1,649,939      2,274,615
                                                                     ----------     ----------
           Diluted shares outstanding                                23,879,848     23,372,593
                                                                     ==========     ==========

           Net income per share - basic                                   $0.09          $0.03
           Net income per share - diluted                                 $0.09          $0.03

         Options to purchase shares of the Company's common stock totaling 766,754 at March 31, 2000 were outstanding, but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.


D)       BUSINESS SEGMENTS

         The Company organizes itself as one segment and conducts its operations in the United States.

         The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
                                                                    2000            1999
                                                                    ----            ----
         United States                                           $5,492,308      $3,004,601
         Asia/Pacific                                               598,900         119,135
         Germany                                                    207,380         810,200
         Rest of World                                               83,070           8,842
         Europe, excluding Germany                                   25,150         363,490
                                                                 ----------      ----------
                                                                 $6,406,808      $4,306,268
                                                                 ==========      ==========

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue" and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. However, we may not be able to predict future events accurately. The risk factors listed in this section, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to be materially worse than the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business.


RESULTS OF OPERATIONS

         Product Sales. Product sales consist primarily of revenue from the sale of digital subscriber line ("DSL") equipment and compression software products. The products that comprise DSL equipment sales are primarily test and development systems and modems.

Product sales decreased 3% from $1,225,000 in the first quarter of 1999 to $1,192,000 in the current year quarter. As a percentage of total revenue, product sales decreased from 28% in the first quarter of 1999 to 19% in the current year quarter. The dollar decrease was primarily due to lower revenue from the sale of compression software and modems. The revenue decline from these products was almost entirely offset by an increase in revenue from the sale of test and development systems. Compression software revenue was lower due to a large sale to a customer in the prior year quarter that did not repeat in the current year quarter. Modem revenue was lower because we have begun to phase out sales of our x200 Access Router. DSL test and development system revenue increased primarily because: (i) more customers are developing chipsets and equipment using our DSL technology and consequently they purchased more of these systems in the current year quarter, and (ii) the availability of new test and development system products that were not available in the prior year quarter.

         Contract Revenue. Contract revenue consists primarily of license, engineering development, and customer support fees that we receive under agreements with our customers to develop DSL products. Contract revenue in the first quarter of 1999 also includes a small amount of revenue from U.S. government research contracts.

Contract revenue decreased slightly from $2,561,000 in the first quarter of 1999 to $2,552,000 in the current year quarter. As a percentage of total revenue, contract revenue decreased from 60% in the first quarter of 1999 to 40% in the current year quarter. The slight dollar decrease was primarily due to no U.S. government research revenue in the current year quarter. We completed our last U.S. government research project in the first quarter of 1999, and we anticipate that revenue from such projects will not continue in future periods. Contract revenue from telecommunications customers was slightly higher in the current year period.

         Royalties. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties when customers use our technology in their chipsets or equipment.

Royalties increased from $520,000 in the first quarter of 1999 to $2,663,000 in the current year quarter. As a percentage of total revenue, royalties increased from 12% in the first quarter of 1999 to 42% in the current year quarter. We believe that the increase in royalties was primarily due to growing deployments of DSL services by the telecommunications industry in general, and of deployments using our technology in particular.

         Cost of Product Sales. Cost of product sales consists primarily of the cost of equipment sales, because compression software revenue has minimal cost of sales associated with it. Cost of product sales decreased 42% from $246,000 in the first quarter of 1999 to $143,000 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 20% in the first quarter of 1999 to 12% in the current year quarter. The improvement in product margins is primarily due to a shift in the sales mix of test and development systems and x200 modems. In the current year quarter, we sold a greater proportion of test and development systems, which have higher margins than x200 modems.

         Cost of Contract Revenue. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects. Cost of contract revenue increased 12% from $1,759,000 in the first quarter of 1999 to $1,971,000 in the current year quarter. As a percentage of contract revenue, cost of contract revenue increased from 69% in the first quarter of 1999 to 77% in the current year quarter. The dollar increase is primarily due to the nature of the customer projects we performed in the first quarter of this year. There were more projects involving ASIC (application specific integrated circuit) developments, and these projects tend to have greater development costs associated with them.

         Research and Development Expense. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our DSL and compression software technologies. Research and development expense increased by 81% from $783,000 in the first quarter of 1999 to $1,414,000 in the current year quarter. As a percentage of total revenue, research and development expense increased from 18% in the first quarter of 1999 to 22% in the current year quarter. The dollar increase was primarily due to increased spending on non-customer-specific research and development projects, such as our new voice enabled DSL and diagnostic technologies. Higher spending on these projects was partially offset by lower spending on our x200 modem product.

         Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 14% from $587,000 in the first quarter of 1998 to $667,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 14% in the first quarter of 1999 to 10% in the current year quarter. The dollar increase was primarily due to the addition of sales staff to license our technology to semiconductor customers.

         General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, legal, and audit expenses. General and administrative expense increased 13% from $593,000 in the first quarter of 1999 to $672,000 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 14% in the first quarter of 1999 to 10% in the current year quarter. The dollar increase is primarily due to additions to our legal and administrative staffs.

         Other Income. Other income consists of rental income from real estate leases for space in our headquarters building. Other income decreased from $18,000 in the first quarter of 1999 to zero in the current year quarter. We do not anticipate that we will have any more rental income in the future.

         Interest Income. Interest income increased 78% from $320,000 in the first quarter of 1999 to $570,000 in the current year quarter. The dollar increase is primarily due to higher cash balances. Higher cash balances were due to positive cash flows from operations and stock option exercises during 1999 and the first quarter of 2000.

         Income Taxes. We have made no provision for income taxes as our historical net losses have resulted in tax loss carryforwards that we are utilizing. At December 31, 1999, Aware has federal net operating loss carryforwards of approximately $52.8 million, which begin to expire in 2003, and federal research and development credit carryforwards of approximately $3.8 million, which begin to expire in 2003. At December 31, 1999, Aware also had available state net operating loss carryforwards of approximately $47.9 million, which begin to expire in 2000, and state research and development and investment tax credit carryforwards of approximately $2.2 million, which begin to expire in 2006. Of the total net operating loss and research and development carryforwards, approximately $35.3 million and $1.3 million, respectively, are attributable to the exercise of stock options and the tax benefit from these items will be credited to additional paid-in capital, if realized.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, we had cash, cash equivalents and short-term investments of $42,318,000, which represents an increase of $6,053,000 from December 31, 1999. The increase is primarily due to $644,000 of cash provided from operations and $5,692,000 of net proceeds from the exercise of employee stock options, which was partially offset by $283,000 of cash invested in capital equipment.

Cash provided from operations in the first three months of 2000 was the result of net income less working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, laboratory equipment, and furniture used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available us, we believe that our cash, cash equivalents and short-term investments, will be sufficient to fund our operation for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

RISK FACTORS

We believe that the occurrence of any one or some combination of the following risk factors could seriously harm our business.

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

Other factors, many of which are outside our control, also could cause variations in our quarterly revenue and operating results. Some of these factors are: (i) the rate of market acceptance of DSL broadband access, generally, and of our full-rate ADSL and G.lite technology in particular; (ii) demand for our licensees' chipsets and products that incorporate our technology; (iii) development by us or our competitors of enhanced or alternative high-speed network access technologies; (iv) the extent and timing of new license transactions; (v) regulatory developments; and (vi) the timing and related costs of any acquisitions.

WE HAVE A UNIQUE AND UNPROVEN BUSINESS MODEL

Other than our six-year relationship with Analog Devices, we do not have extensive experience licensing our technology to third parties. Moreover, obtaining suitable licensees for our technology is difficult because of the following features of our strategy: (i) we typically undergo a lengthy and expensive process of building a relationship with a potential licensee before entering into an agreement; (ii) we must persuade semiconductor and equipment manufacturers with significant resources to rely on us for critical technology on an ongoing basis rather than trying to develop similar technology internally; and (iii) we must persuade potential licensees to bear development costs associated with our technology applications and to make the necessary investment to successfully produce chipsets and products using our technology.

If we cannot obtain suitable licensees or otherwise fail to implement our business strategy successfully, our business could be seriously harmed.

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

     - Equipment companies, particularly those that develop and market high-volume business and consumer products such as central office line cards, modems and personal computers, must purchase chipsets containing our DSL technology from our licensees for us to be successful. If equipment companies do not build equipment based on our DSL technology, our business will be seriously harmed.

     - Service providers must deploy DSL services based on our technology. If service providers do not deploy services based on DSL technology, our business will be seriously harmed.

     - End Users must purchase services that incorporate our technology. If end users do not purchase services based on DSL technology, our business will be seriously harmed.

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

         DSL Chipset Competition. Our customers' chipsets compete with chipsets from other vendors of standards-based and non-standards-based DSL chipsets. Some of our current and potential competitors are some of the largest semiconductor companies in the world.

         Network Competition. DSL services offered over copper telephone networks compete with alternative broadband transmission technologies that use other network architectures, such as cable modems and wireless solutions.

WE REQUIRE ADDITIONAL HIGHLY-QUALIFIED ENGINEERING PERSONNEL

Our future success will depend significantly on our ability to attract, motivate and retain additional highly qualified engineering personnel. Competition for qualified engineers is intense and there are a limited number of available persons with the necessary knowledge and experience in DSL, chip design and related technologies. Finding, training and integrating additional qualified personnel is likely to be difficult and expensive, and we may be unable to do so successfully. In the past, we have not been able to hire all of the engineers that we contemplated in our business plan. If we are unable to hire and retain a sufficient number of engineers, our business could be seriously harmed.

OUR STOCK PRICE MAY BE VOLATILE

Volatility in our stock price may negatively impact the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation. The market price of our common stock could fluctuate substantially based on a variety of factors, including: (i) quarterly fluctuations in our operating results; (ii) changes in our relationships with our licensees; (iii) announcements of technological innovations or new products by us, our licensees or our competitors; (iv) changes in earnings estimates by public market analysts; (v) key personnel losses; (vi) sales of common stock; and (vii) developments or announcements with respect to industry standards, patents or proprietary rights.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.

WE HAVE A HISTORY OF OPERATING LOSSES

We may not achieve profitable operations in any future period. We incurred operating losses in each fiscal year from inception to December 31, 1998. As of March 31, 2000, we had an accumulated deficit of $10.0 million. We must continue to invest substantial amounts in research and development to enhance our technology. Although our revenue has grown in recent quarters, we cannot assure you that it will continue to grow in future quarters or that it will grow enough for us to be profitable. As a result, we may incur substantial losses in the future and may not be able to achieve profitability on a quarterly or annual basis.

                                     ITEM 3:
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Historically, our investment portfolio has included:

   - Cash and cash equivalents, which consist of financial instruments with purchased maturities of three months or less; and

   - Short-term investments, which consist of financial instruments that meet the high quality standards specified in our investment policy. This policy dictates that all instruments mature in 18 months or less, and limits the amount of credit exposure to any one issue, issuer, and type of instrument.

We do not use derivative financial instruments for speculative or trading purposes. As of March 31, 2000, all of our investments matured in twelve months or less. Due to the short duration of the financial instruments we invest in, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

                           PART II. OTHER INFORMATION

                                     ITEM 1:
                                LEGAL PROCEEDINGS


From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

         None.

(b)  REPORTS ON 8-K

         None.



*   filed herewith





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AWARE, INC.


Date: May 10, 2000                      By: /s/ Michael A. Tzannes
                                            ----------------------
                                            Michael A. Tzannes, Chief Executive
                                            Officer and President


Date: May 10, 2000                      By: /s/ Richard P. Moberg
                                            ----------------------
                                            Richard P. Moberg, Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)