Form 10-Q
period 2000-06-30
AWARE INC /MA/
filed 2000-08-11
CIK 1015739

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

                       FOR THE QUARTER ENDED JUNE 30, 2000

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


                               YES X        NO
                                  ----         ----

Indicate the number of shares outstanding of the issuer's common stock as of July 27, 2000:

                  CLASS                          NUMBER OF SHARES OUTSTANDING
                  -----                          ----------------------------
Common Stock, par value $0.01 per share              22,505,299 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         June 30, 2000 and December 31, 1999...............................    3

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2000
         and June 30, 1999.................................................    4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2000
         and June 30, 1999.................................................    5

         Notes to Consolidated Financial Statements........................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    9

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk.......................................................   18

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   19

Item 4.  Submission of Matters to a Vote of Security Holders...............   19

Item 6.  Exhibits and Reports on Form 8-K..................................   20

         Signatures........................................................   20

                          PART I. FINANCIAL INFORMATION
                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         JUNE 30,            DECEMBER 31,
                                                                                           2000                 1999
                                                                                       -----------           -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents................................................           $46,607,054           $35,248,275
   Short-term investments...................................................                     -             1,017,302
   Accounts receivable, net.................................................             7,001,333             5,705,914
   Inventories..............................................................               275,015               122,058
   Prepaid expenses and other assets........................................               217,958               769,155
                                                                                       -----------           -----------
      Total current assets..................................................            54,101,360            42,862,704
                                                                                       -----------           -----------
Property and equipment, net.................................................            11,437,684            11,619,761
                                                                                       -----------           -----------
      Total assets..........................................................           $65,539,044           $54,482,465
                                                                                       ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................................................               $684,206              $787,684
   Accrued expenses ........................................................               232,297               177,500
   Accrued compensation ....................................................               496,874               467,806
   Accrued professional.....................................................                70,984                80,678
                                                                                       -----------           -----------
      Total current liabilities.............................................             1,484,361             1,513,668

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized,
      none outstanding.....................................................                     -                     -
   Common stock, $.01 par value; 30,000,000 shares authorized; issued
      and outstanding, 22,505,049 in 2000 and 21,918,056 in 1999...........                225,050               219,181
   Additional paid-in capital..............................................             71,247,492            64,865,465
   Accumulated deficit.....................................................             (7,417,859)          (12,115,849)
                                                                                       -----------           -----------
      Total stockholders' equity...........................................             64,054,683            52,968,797
                                                                                       -----------           -----------
      Total liabilities and stockholders' equity...........................            $65,539,044           $54,482,465
                                                                                       ===========           ===========




    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                           --------------------------        --------------------------
                                                              2000            1999               2000           1999
                                                           ----------      ----------        -----------     ----------
Revenue:
    Product sales.....................................     $1,174,209      $1,431,126        $ 2,366,101     $2,655,831
    Contract revenue..................................      3,170,000       2,498,950          5,721,666      5,060,211
    Royalties.........................................      2,853,863         780,723          5,517,113      1,301,025
                                                           ----------      ----------        -----------     ----------
     Total revenue....................................      7,198,072       4,710,799         13,604,880      9,017,067

Costs and expenses:
    Cost of product sales.............................        232,026         343,243            374,948        589,250
    Cost of contract revenue..........................      2,204,930       1,625,033          4,176,090      3,384,092
    Research and development..........................      1,338,624         775,056          2,752,407      1,557,785
    Selling and marketing.............................        673,345         711,944          1,340,387      1,298,740
    General and administrative........................        830,561         681,387          1,502,522      1,274,522
                                                           ----------      ----------        -----------     ----------
     Total costs and expenses.........................      5,279,486       4,136,663         10,146,354      8,104,389

Income from operations................................      1,918,586         574,136          3,458,526        912,678
Other income..........................................              -               -                  -         18,300
Interest income.......................................        669,501         344,841          1,239,464        664,962
                                                           ----------      ----------        -----------     ----------
Income before provision for income taxes..............      2,588,087         918,977          4,697,990      1,595,940
Provision for income taxes............................              -               -                  -              -
                                                           ----------      ----------        -----------     ----------
Net income............................................     $2,588,087      $  918,977        $ 4,697,990     $1,595,940
                                                           ==========      ==========        ===========     ==========

Net income per share - basic..........................          $0.12           $0.04              $0.21          $0.08
Net income per share - diluted........................          $0.11           $0.04              $0.20          $0.07


Weighted average shares - basic.......................     22,474,584      21,407,811         22,352,247     21,253,747
Weighted average shares - diluted.....................     23,810,643      23,760,248         23,844,855     23,593,016







    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                       -------------------------------
                                                                           2000                1999
                                                                       -----------         -----------
Cash flows from operating activities:
  Net income...................................................        $ 4,697,990         $ 1,595,940
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization..............................            900,049             870,427
    Increase (decrease) from changes in assets and liabilities:
      Accounts receivable......................................         (1,295,419)         (1,643,288)
      Inventories..............................................           (152,957)            (60,138)
      Prepaid expenses and other assets........................             51,197              90,707
      Accounts payable.........................................           (103,478)             53,927
      Accrued expenses.........................................             74,171             (32,106)
      Deferred revenue.........................................                  -             (12,500)
                                                                       -----------         -----------
        Net cash provided by operating activities..............          4,171,553             862,969
                                                                       -----------         -----------
Cash flows from investing activities:
  Purchases of property and equipment..........................           (717,972)           (554,847)
  Other assets.................................................            500,000            (200,000)
  Net sales (purchases) of short-term investments..............          1,017,302          (1,004,962)
                                                                       -----------         -----------
        Net cash provided by (used in) investing activities....            799,330          (1,759,809)
                                                                       -----------         -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.......................          6,387,896           4,944,982
                                                                       -----------         -----------
        Net cash provided by financing activities..............          6,387,896           4,944,982
                                                                       -----------         -----------
Increase in cash and cash equivalents..........................         11,358,779           4,048,142
Cash and cash equivalents, beginning of period.................         35,248,275          23,512,242
                                                                       -----------         -----------
Cash and cash equivalents, end of period.............,.........        $46,607,054         $27,560,384
                                                                       ===========         ===========




    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2000, of operations for the three and six month periods ended June 30, 2000 and 1999, and of cash flows for the six month periods ended June 30, 2000 and 1999.

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

     The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of fiscal 2000. The Company is currently determining any impact that SAB 101 may have on its financial position and results of operations.

B)   INVENTORY

     Inventory consists primarily of the following:

                                                        JUNE 30,       DECEMBER 31,
                                                          2000             1999
                                                        --------       ------------

         Raw materials...............................   $245,962         $ 93,847
         Finished goods..............................     29,053           28,211
                                                        --------         --------
                Total................................   $275,015         $122,058
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

     Net income per share is calculated as follows:

                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                     ---------------------------       --------------------------
                                                         2000            1999              2000           1999
                                                     -----------     -----------       -----------    -----------
Net income......................................      $2,588,087        $918,977        $4,697,990     $1,595,940

Weighted average common shares outstanding......      22,474,584      21,407,811        22,352,247     21,253,747
Additional dilutive common stock equivalents....       1,336,059       2,352,437         1,492,608      2,339,269
                                                     ===========     ===========       ===========    ===========
Diluted shares outstanding......................      23,810,643      23,760,248        23,844,855     23,593,016
                                                     ===========     ===========       ===========    ===========

Net income per share - basic....................           $0.12           $0.04             $0.21          $0.08
Net income per share - diluted..................           $0.11           $0.04             $0.20          $0.07

     For the three and six month periods ended June 30, 2000, options to purchase shares of the Company's common stock totaling 837,444 and 788,629 respectively, were outstanding, but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

D)   BUSINESS SEGMENTS

     The Company organizes itself as one segment and conducts its operations in the United States.

     The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions:

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     JUNE 30,                         JUNE 30,
                                           --------------------------       ----------------------------
                                              2000            1999              2000             1999
                                           ----------      ----------       -----------       ----------

  United States................            $5,316,553      $2,729,708       $10,808,861       $5,734,309
  Germany......................             1,099,905         549,363         1,307,285        1,544,563
  Asia/Pacific.................               631,950         841,915         1,230,850          776,050
  Europe, excluding Germany....                83,770         469,138           108,920          832,628
  Rest of World................                65,894         120,675           148,964          129,517
                                           ----------      ----------       -----------       ----------
                                           $7,198,072      $4,710,799       $13,604,880       $9,017,067
                                           ==========      ==========       ===========       ==========

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

Product sales decreased 18% from $1,431,000 in the second quarter of 1999 to $1,174,000 in the current year quarter. As a percentage of total revenue, product sales decreased from 30% in the second quarter of 1999 to 16% in the current year quarter. For the six months ended June 30, product sales decreased 11% from $2,656,000 in 1999 to $2,366,000 in 2000. As a percentage of total revenue, product sales decreased from 29% in the first six months of 1999 to 17% in the corresponding period of 2000.

The dollar decrease in the three month period was primarily due to lower revenue from the sale of modems, which was partially offset by an increase in revenue from the sale of test and development systems. The dollar decrease in the six month period was due to essentially the same reasons as in the three month period, and, in addition, compression software revenue was lower. Modem revenue in both periods was lower because we have been phasing out the development and sale of our x200 Access Router. DSL test and development system revenue in both periods was higher primarily because of the availability of new products and the growth of the DSL market. Compression software revenue in the six month period was lower due to a large sale to a customer in the prior year that did not repeat itself in the current year.

     Contract Revenue. Contract revenue consists primarily of license, engineering development, and customer support fees that we receive under agreements with our customers to develop and support DSL chipsets. Contract revenue in the first quarter of 1999 also includes a negligible amount of revenue from U.S. government research contracts. We anticipate that revenue from such government contracts will not continue in future periods.

Contract revenue increased 27% from $2,499,000 in the second quarter of 1999 to $3,170,000 in the current year quarter. As a percentage of total revenue, contract revenue decreased from 53% in the second quarter of 1999 to 44% in the current year quarter. For the six months ended June 30, contract revenue increased 13% from $5,060,000 in 1999 to $5,722,000 in 2000. As a percentage of total revenue, contract revenue decreased from 56% in the first six months of 1999 to 42% in the corresponding period of 2000. The dollar increase, in both the three and six month periods, was primarily due to: (i) new chipset development projects with existing and new semiconductor customers, and (ii) increased support and new developments associated with the integration of chipsets using our DSL technology into equipment used in mass-scale deployments.

     Royalties. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties when customers use our technology in their chipsets or equipment.

Royalties increased 266% from $781,000 in the second quarter of 1999 to $2,854,000 in the current year quarter. As a percentage of total revenue, royalties increased from 17% in the second quarter of 1999 to 40% in the current year quarter. For the six months ended June 30, royalties increased 324% from $1,301,000 in 1999 to $5,517,000 in 2000. As a percentage of total revenue, royalties increased from 14% in the first six months of 1999 to 41% in the corresponding period of 2000. We believe that the increase in royalties was primarily due to growing deployments of DSL services by the telecommunications industry in general, and of deployments using our technology in particular.

     Cost of Product Sales. Cost of product sales consists primarily of the cost of equipment sales. Compression software revenue has minimal cost of sales associated with it. Cost of product sales decreased 32% from $343,000 in the second quarter of 1999 to $232,000 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 24% in the second quarter of 1999 to 20% in the current year quarter. For the six months ended June 30, cost of product sales decreased 36% from $589,000 in 1999 to $375,000 in 2000. As a percentage of product sales, cost of product sales decreased from 22% in the first six months of 1999 to 16% in the corresponding period of 2000. For the three and six month periods, the improvement in product margins is primarily due to a shift in the sales mix of test and development systems and x200 modems. In both current year periods, we sold a greater proportion of test and development systems, which have higher margins than x200 modems.

     Cost of Contract Revenue. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects. Cost of contract revenue increased 36% from $1,625,000 in the second quarter of 1999 to $2,205,000 in the current year quarter. As a percentage of contract revenue, cost of contract revenue increased from 65% in the second quarter of 1999 to 70% in the current year quarter. The dollar increase was primarily due to new chipset development projects with existing and new semiconductor customers, and the nature of the customer projects we performed during the second quarter of 2000. We have a more diverse collection of projects in 2000 involving ASIC (application specific integrated circuit) developments, specific DSP-based code developments, and the integration of these technologies. These projects tend to have greater development costs associated with them.

For the six months ended June 30, cost of contract revenue increased 23% from $3,384,000 in 1999 to $4,176,000 in 2000. As a percentage of contract revenue, cost of contract revenue increased from 67% in the first six months of 1999 to 73% in the corresponding period of 2000. The dollar increase is primarily due to the nature of the customer projects we performed during the first half of 2000. There were more projects involving ASIC (application specific integrated circuit) developments, and these projects tend to have greater development costs associated with them.

     Research and Development Expense. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our telecommunications Intellectual Property offerings, and our compression software technology. Research and development expense increased by 73% from $775,000 in the second quarter of 1999 to $1,339,000 in the current year quarter. As a percentage of total revenue, research and development expense increased from 16% in the second quarter of 1999 to 19% in the current year quarter. For the six months ended June 30, research and development expense increased by 77% from $1,558,000 in 1999 to $2,752,000 in 2000. As a percentage of total revenue, research and development expense increased from 17% in the first six months of 1999 to 20% in the corresponding period of 2000. For both the three and six month periods, the dollar increase was primarily due to increased spending on non-customer-specific research and development projects, such as our new voice enabled DSL ("VeDSL") and Dr. DSL(TM) line maintenance and diagnostic technologies. Higher spending on these projects was partially offset by lower spending on our x200 modem product.

     Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense decreased 5% from $712,000 in the second quarter of 1999 to $673,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 15% in the second quarter of 1999 to 9% in the current year quarter. The dollar decrease was primarily due to more efficient, therefore lower, spending on tradeshows and public relations.

     For the six months ended June 30, selling and marketing expense increased 3% from $1,299,000 in 1999 to $1,340,000 in 2000. As a percentage of total revenue, sales and marketing expense decreased from 14% in the first six months of 1999 to 10% in the corresponding period of 2000. The dollar increase was primarily due to increased spending on sales staff who license our technology to semiconductor customers. Higher sales staff spending was partially offset by lower spending on tradeshows and public relations.

     General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, legal, and audit expenses. General and administrative expense increased 22% from $681,000 in the second quarter of 1999 to $831,000 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 14% in the second quarter of 1999 to 12% in the current year quarter. For the six months ended June 30, general and administrative expense increased 18% from $1,275,000 in 1999 to $1,503,000 in 2000. As a percentage of total revenue, general and administrative expense decreased from 14% in the first six months of 1999 to 11% in the corresponding period of 2000. For the three and six month periods, the dollar increase is primarily due to higher public company expenses, and we increased our bad debt reserve because of generally higher revenue and accounts receivable balances.

     Other Income. Other income consists of rental income from real estate leases for space in our headquarters building, which terminated in the first quarter of 1999. For the six months ended June 30, other income decreased from $18,000 in 1999 to zero in 2000. The decrease is due to the termination of the leases last year, and we do not anticipate that we will have any more rental income in the future.

     Interest Income. Interest income increased 94% from $345,000 in the second quarter of 1999 to $670,000 in the current year quarter. For the six months ended June 30, interest income increased 86% from $665,000 in 1999 to $1,239,000 in 2000. The dollar increase in both periods is primarily due to higher cash balances. Higher cash balances were due to positive cash flows from operations and stock option exercises during 1999 and the first six months of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had cash, cash equivalents and short-term investments of $46,607,000, which represents an increase of $10,341,000 from December 31, 1999. The increase is primarily due to $4,671,000 of cash provided from operations and $6,388,000 of net proceeds from the exercise of employee stock options, which was partially offset by $718,000 of cash invested in capital equipment.

Cash provided from operations in the first six months of 2000 was the result of net income less working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, laboratory equipment, and furniture used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available us, we believe that our cash, cash equivalents and short-term investments, will be sufficient to fund our operation for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of fiscal 2000. The Company is currently determining any impact that SAB 101 may have on its financial position and results of operations.

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

Other factors, many of which are outside our control, also could cause variations in our quarterly revenue and operating results. Some of these factors are: (i) the rate of market acceptance of DSL broadband access, generally, and of our full-rate ADSL,G.lite, VeDSL, and Dr. DSL(TM) technologies in particular;
(ii) demand for our licensees' chipsets and products that incorporate our technology; (iii) development by us or our competitors of enhanced or alternative high-speed network access technologies; (iv) the extent and timing of new license transactions; (v) regulatory developments; and (vi) the timing and related costs of any acquisitions.

WE HAVE A UNIQUE AND UNPROVEN BUSINESS MODEL

Other than our seven-year relationship with Analog Devices, we do not have extensive experience licensing our technology to third parties. Moreover, obtaining suitable licensees for our technology is difficult because of the following features of our strategy: (i) we typically undergo a lengthy and expensive process of building a relationship with a potential licensee before entering into an agreement; (ii) we must persuade semiconductor and equipment manufacturers with significant resources to rely on us for critical technology on an ongoing basis rather than trying to develop similar technology internally; and (iii) we must persuade potential licensees to bear development costs associated with our technology applications and to make the necessary investment to successfully produce chipsets and products using our technology.

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

Royalties from our licensees are often related to the selling prices of our licensees' chipsets and products, over which we have little or no control. We also have little or no control over our licensees' promotional and marketing efforts. Our licensees are not obligated to use our technology, and generally are not required to pay us royalties unless they do utilize our technology. They are not prohibited from competing against us. Because our business model depends on our receipt of royalties, our licensees' failure to achieve significant sales of chipsets and products incorporating our technology could seriously harm our business.

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

  || Equipment companies, particularly those that develop and market high-volume central office products, such as DSLAMS, digital loop carriers, switches, or next generation access platforms, as well as customer premises products, such as personal computers, gateway devices, or modems, must purchase chipsets containing our DSL technology from our licensees for us to be successful. If equipment companies do not build equipment based on our DSL technology, our business will be seriously harmed.

  || Service providers must deploy DSL services based on our technology. If service providers do not deploy services based on DSL technology, our business will be seriously harmed.

  || End Users must purchase services that incorporate our technology. If end users do not purchase services based on DSL technology, our business will be seriously harmed.

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

WE REQUIRE ADDITIONAL HIGHLY-QUALIFIED ENGINEERING PERSONNEL

Our future success will depend significantly on our ability to attract, motivate and retain additional highly qualified engineering personnel. Competition for qualified engineers is intense and there are a limited number of available persons with the necessary knowledge and experience in DSL and related technologies. Finding, training and integrating additional qualified personnel is likely to be difficult and expensive, and we may be unable to do so successfully. If we are unable to hire and retain a sufficient number of engineers, our business could be seriously harmed.

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

WE HAVE A HISTORY OF OPERATING LOSSES

We may not be profitable in any future period. We incurred operating losses in each fiscal year from inception to December 31, 1998. As of June 30, 2000, we had an accumulated deficit of $7.4 million. Although we have been profitable over the last seven quarters, we cannot assure you that we will continue to be profitable in future quarters.

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

We do not use derivative financial instruments for speculative or trading purposes. As of June 30, 2000, all of our investments matured in twelve months or less. Due to the short duration of the financial instruments we invest in, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

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



                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2000, we held our Annual Meeting of Stockholders (the "Annual Meeting"). Matters voted on and the results of those votes are set forth below:

 (1) Each of Michael A. Tzannes and G. David Forney, Jr. was elected to serve as a Class I director for a term expiring at our annual meeting of stockholders in 2003 or a special meeting in lieu thereof. Each of John K. Kerr, Edmund C. Reiter and David Ehreth continued to serve as a director following the Annual Meeting.

      The votes cast to elect the Class I directors were:

      Name                            For                             Abstain
      ----                            ---                             -------

      Michael A. Tzannes              18,003,413                      388,446
      G. David Forney, Jr.            18,001,443                      390,416


 (2) Our 1996 Stock Option Plan was amended to increase the total number of shares of our common stock that may be issued pursuant to options granted under the Plan from 5,000,000 to 6,100,000, subject to adjustment in the event of stock splits, stock dividends, recapitalizations and similar events.

      The votes cast to amend our 1996 Stock Option Plan were:

      For                             Against                         Abstain
      ---                             -------                         -------
      14,185,465                      4,176,071                       30,323

                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

        None

(b)  REPORTS ON 8-K

        None.


--------------------








                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AWARE, INC.


     Date: August 10, 2000          By: /s/ Michael A. Tzannes
                                        ------------------------------------
                                        Michael A. Tzannes, Chief Executive
                                        Officer and President


     Date: August 10, 2000          By: /s/ Richard P. Moberg
                                        ------------------------------------
                                        Richard P. Moberg, Vice President and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)