Form 10-Q
period 2000-09-30
AWARE INC /MA/
filed 2000-11-09
CIK 1015739

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                        YES  X          NO
                            ----           ----

Indicate the number of shares outstanding of the issuer's common stock as of October 27, 2000:

               CLASS                            NUMBER OF SHARES OUTSTANDING
               -----                            ----------------------------
Common Stock, par value $0.01 per share               22,581,590 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2000 and December 31, 1999..........................    3

         Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2000
         and September 30, 1999............................................    4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2000
         and September 30, 1999............................................    5

         Notes to Consolidated Financial Statements........................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    8

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk.......................................................   17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   18

Item 6.  Exhibits and Reports on Form 8-K..................................   19

         Signatures........................................................   19

                          PART I. FINANCIAL INFORMATION
                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                  2000                1999
                                                                              ------------        ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents ........................................       $ 48,110,772        $ 35,248,275
     Short-term investments ...........................................          3,571,837           1,017,302
     Accounts receivable, net .........................................          6,127,450           5,705,914
     Inventories ......................................................            212,995             122,058
     Prepaid expenses and other assets ................................            372,781             769,155
                                                                              ------------        ------------
           Total current assets .......................................         58,395,835          42,862,704
                                                                              ------------        ------------

Property and equipment, net ...........................................         11,237,785          11,619,761
                                                                              ------------        ------------

           Total assets ...............................................       $ 69,633,620        $ 54,482,465
                                                                              ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................       $    645,045        $    787,684
     Accrued expenses .................................................            250,135             177,500
     Accrued compensation .............................................            385,084             467,806
     Accrued professional .............................................            163,021              80,678
                                                                              ------------        ------------
           Total current liabilities ..................................          1,443,285           1,513,668

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
           none outstanding ...........................................                 --                  --
     Common stock, $.01 par value; 30,000,000 shares authorized; issued
           and outstanding, 22,553,258 in 2000 and 21,918,056 in 1999 .            225,533             219,181
     Additional paid-in capital .......................................         71,875,546          64,865,465
     Accumulated deficit ..............................................         (3,910,744)        (12,115,849)
                                                                              ------------        ------------
           Total stockholders' equity .................................         68,190,335          52,968,797
                                                                              ------------        ------------

           Total liabilities and stockholders' equity .................       $ 69,633,620        $ 54,482,465
                                                                              ============        ============

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                               -----------------------------       -----------------------------
                                                  2000              1999              2000              1999
                                               -----------       -----------       -----------       -----------
Revenue:
    Product sales ......................       $ 1,184,241       $ 1,241,098       $ 3,550,342       $ 3,896,929
    Contract revenue ...................         3,221,667         2,947,000         8,943,333         8,007,211
    Royalties ..........................         3,699,737         1,218,961         9,216,850         2,519,986
                                               -----------       -----------       -----------       -----------
      Total revenue ....................         8,105,645         5,407,059        21,710,525        14,424,126

Costs and expenses:
    Cost of product sales ..............           231,162           367,981           606,110           957,231
    Cost of contract revenue ...........         2,341,860         1,827,969         6,517,949         5,212,061
    Research and development ...........         1,414,496           814,061         4,166,904         2,371,846
    Selling and marketing ..............           601,781           677,649         1,942,168         1,976,389
    General and administrative .........           766,302           686,769         2,268,824         1,961,291
                                               -----------       -----------       -----------       -----------
      Total costs and expenses .........         5,355,601         4,374,429        15,501,955        12,478,818

Income from operations .................         2,750,044         1,032,630         6,208,570         1,945,308
Other income ...........................                --                --                --            18,300
Interest income ........................           757,071           391,752         1,996,535         1,056,714
                                               -----------       -----------       -----------       -----------

Income before provision for income taxes         3,507,115         1,424,382         8,205,105         3,020,322
Provision for income taxes .............                --                --                --                --
                                               -----------       -----------       -----------       -----------

Net income .............................       $ 3,507,115       $ 1,424,382       $ 8,205,105       $ 3,020,322
                                               ===========       ===========       ===========       ===========

Net income per share - basic ...........       $      0.16       $      0.07       $      0.37       $      0.14
Net income per share - diluted .........       $      0.15       $      0.06       $      0.34       $      0.13

Weighted average shares - basic ........        22,528,865        21,643,728        22,411,545        21,385,157
Weighted average shares - diluted ......        23,957,275        23,601,190        23,879,001        23,598,381

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        --------------------------------
                                                                            2000                1999
                                                                        ------------        ------------
Cash flows from operating activities:
   Net income ...................................................       $  8,205,105        $  3,020,322
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization .............................          1,344,745           1,299,819
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable ....................................           (421,536)         (2,290,189)
         Inventories ............................................            (90,937)                484
         Prepaid expenses .......................................           (103,626)            (68,262)
         Accounts payable .......................................           (142,639)            168,519
         Accrued expenses .......................................             72,256              70,774
         Deferred revenue .......................................                 --             (12,500)
                                                                        ------------        ------------
            Net cash provided by operating activities ...........          8,863,368           2,188,967
                                                                        ------------        ------------

Cash flows from investing activities:
   Purchases of property and equipment ..........................           (962,769)         (1,286,991)
   Other assets .................................................            500,000            (500,000)
   Net purchases of short-term investments ......................         (2,554,535)         (2,892,741)
                                                                        ------------        ------------
            Net cash used in investing activities ...............         (3,017,304)         (4,679,732)
                                                                        ------------        ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock ......................          7,016,433           6,998,252
                                                                        ------------        ------------
            Net cash provided by financing activities ...........          7,016,433           6,998,252
                                                                        ------------        ------------

Increase in cash and cash equivalents ...........................         12,862,497           4,507,487
Cash and cash equivalents, beginning of period ..................         35,248,275          23,512,242
                                                                        ------------        ------------

Cash and cash equivalents, end of period ........................       $ 48,110,772        $ 28,019,729
                                                                        ============        ============

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2000, of operations for the three and nine month periods ended September 30, 2000 and 1999, and of cash flows for the nine month periods ended September 30, 2000 and 1999.

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

     The results of operations for the interim period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of fiscal 2000. The Company is currently determining any impact that SAB 101 may have on its financial position and results of operations.

B)   INVENTORY

     Inventory consists primarily of the following:

                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2000               1999
                                                            -------------      ------------
               Raw materials ......................           $190,390           $ 93,847
               Finished goods .....................             22,605             28,211
                                                              --------           --------
                      Total .......................           $212,995           $122,058
                                                              ========           ========

C)   COMPUTATION OF EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

     Net income per share is calculated as follows:

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                   -----------------------------       -----------------------------
                                                      2000              1999              2000              1999
                                                   -----------       -----------       -----------       -----------
Net income .................................       $ 3,507,115       $ 1,424,382       $ 8,205,105       $ 3,020,322

Weighted average common shares outstanding .        22,528,865        21,643,728        22,411,545        21,385,157
Additional dilutive common stock equivalents         1,428,410         1,957,462         1,467,456         2,213,224
                                                   -----------       -----------       -----------       -----------
Diluted shares outstanding .................        23,957,275        23,601,190        23,879,001        23,598,381
                                                   ===========       ===========       ===========       ===========

Net income per share - basic ...............       $      0.16       $      0.07       $      0.37       $      0.14
Net income per share - diluted .............       $      0.15       $      0.06       $      0.34       $      0.13

     For the three and nine month periods ended September 30, 2000, options to purchase shares of the Company's common stock totaling 621,935 and 932,309 respectively, were outstanding, but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

D)   BUSINESS SEGMENTS

     The Company organizes itself as one segment and conducts its operations in the United States.

     The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions:

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                   -----------------------------       -----------------------------
                                                      2000              1999              2000              1999
                                                   -----------       -----------       -----------       -----------
United States ..............................       $ 7,779,052       $ 3,869,902       $18,587,914       $ 9,604,211
Germany ....................................           132,375         1,058,230         1,439,660         2,417,793
Asia/Pacific ...............................           118,910           405,575         1,349,760         1,366,625
Europe, excluding Germany ..................            17,020            47,012           125,940           879,640
Rest of World ..............................            58,288            26,340           207,251           155,857
                                                   -----------       -----------       -----------       -----------
                                                   $ 8,105,645       $ 5,407,059       $21,710,525       $14,424,126
                                                   ===========       ===========       ===========       ===========

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

Product sales decreased 5% from $1,241,000 in the third quarter of 1999 to $1,184,000 in the current year quarter. As a percentage of total revenue, product sales decreased from 23% in the third quarter of 1999 to 15% in the current year quarter. For the nine months ended September 30, product sales decreased 9% from $3,897,000 in 1999 to $3,550,000 in 2000. As a percentage of total revenue, product sales decreased from 27% in the first nine months of 1999 to 16% in the corresponding period of 2000.

The dollar decrease in the three month period was primarily due to lower revenue from the sale of modems, which was partially offset by an increase in revenue from the sale of compression software. The dollar decrease in the nine month period was primarily due to lower revenue from the sale of modems, which was partially offset by an increase in revenue from the sale of test and development systems. Modem revenue in both periods was lower because we have been phasing out the development and sale of our x200 Access Router. Compression software revenue in the three month period was higher primarily due to increased demand by OEM customers who shipped the Company's compression software in higher volumes. DSL test and development system revenue in the nine month period was higher primarily because of the availability of new products and the growth of the ADSL market, which fueled higher demand for these products.

     Contract Revenue. Contract revenue consists primarily of license, engineering development, and customer support fees that we receive under agreements with our customers to develop and support ADSL chipsets. Contract revenue in the first quarter of 1999 also includes a negligible amount of revenue from U.S. government research contracts. We anticipate that revenue from such government contracts will not continue in future periods.

Contract revenue increased 9% from $2,947,000 in the third quarter of 1999 to $3,222,000 in the current year quarter. As a percentage of total revenue, contract revenue decreased from 55% in the third quarter of 1999 to 40% in the current year quarter. For the nine months ended September 30, contract revenue increased 12% from $8,007,000 in 1999 to $8,943,000 in 2000. As a percentage of total revenue, contract revenue decreased from 56% in the first nine months of 1999 to 41% in the corresponding period of 2000. The dollar increase, in both the three and nine month periods, was primarily due to: (i) new chipset development projects with existing and new semiconductor customers, and (ii) increased support and new developments associated with the integration of chipsets using our DSL technology into equipment used in mass-scale deployments.

     Royalties. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties when customers use our technology in their chipsets or equipment.

Royalties increased 204% from $1,219,000 in the third quarter of 1999 to $3,700,000 in the current year quarter. As a percentage of total revenue, royalties increased from 23% in the third quarter of 1999 to 46% in the current year quarter. For the nine months ended September 30, royalties increased 266% from $2,520,000 in 1999 to $9,217,000 in 2000. As a percentage of total revenue, royalties increased from 17% in the first nine months of 1999 to 42% in the corresponding period of 2000. We believe that the increase in royalties was primarily due to growing deployments of ADSL services by the telecommunications industry in general, and of deployments using our technology in particular.

     Cost of Product Sales. Cost of product sales consists primarily of the cost of equipment sales. Compression software revenue has minimal cost of sales associated with it. Cost of product sales decreased 37% from $368,000 in the third quarter of 1999 to $231,000 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 30% in the third quarter of 1999 to 20% in the current year quarter. For the nine months ended September 30, cost of product sales decreased 37% from $957,000 in 1999 to $606,000 in 2000. As a percentage of product sales, cost of product sales decreased from 25% in the first nine months of 1999 to 17% in the corresponding period of 2000. For the three and nine month periods, the improvement in product margins is primarily due to a shift in the sales mix of our test and development systems and x200 modems. In both current year periods, we sold a greater proportion of test and development systems, which have higher margins than x200 modems.

     Cost of Contract Revenue. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects. Cost of contract revenue increased 28% from $1,828,000 in the third quarter of 1999 to $2,342,000 in the current year quarter. As a percentage of contract revenue, cost of contract revenue increased from 62% in the third quarter of 1999 to 73% in the current year quarter. The dollar increase was primarily due to new chipset development projects with existing and new semiconductor customers, and the nature of the customer projects we performed during the third quarter of 2000. We have engaged in a more diverse collection of projects in 2000 involving ASIC (application specific integrated circuit) developments, specific DSP-based code developments, and the integration of these technologies. These projects tend to have greater development costs associated with them.

For the nine months ended September 30, cost of contract revenue increased 25% from $5,212,000 in 1999 to $6,518,000 in 2000. As a percentage of contract revenue, cost of contract revenue increased from 65% in the first nine months of 1999 to 73% in the corresponding period of 2000. The dollar increase is primarily due to the nature of the customer projects we performed during the first nine months of 2000. There were more projects involving ASIC (application specific integrated circuit) developments, and these projects tend to have greater development costs associated with them.

     Research and Development Expense. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our telecommunications intellectual property offerings, and our compression software technology. Research and development expense increased by 74% from $814,000 in the third quarter of 1999 to $1,414,000 in the current year quarter. As a percentage of total revenue, research and development expense increased from 15% in the third quarter of 1999 to 17% in the current year quarter. For the nine months ended September 30, research and development expense increased by 76% from $2,372,000 in 1999 to $4,167,000 in 2000. As a percentage of total revenue, research and development expense increased from 16% in the first nine months of 1999 to 19% in the corresponding period of 2000. For both the three and nine month periods, the dollar increase was primarily due to increased spending on non-customer-specific research and development projects, such as our new voice enabled DSL ("VeDSL"), DMTflex and Dr. DSL(TM) line maintenance and diagnostic technologies. Higher spending on these projects was partially offset by lower spending on our x200 modem product.

     Selling and Marketing Expense. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense decreased 11% from $678,000 in the third quarter of 1999 to $602,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 13% in the third quarter of 1999 to 7% in the current year quarter. The dollar decrease was primarily due to lower transaction expenses associated with completing development and licensing agreements.

     For the nine months ended September 30, selling and marketing expense decreased 2% from $1,976,000 in 1999 to $1,942,000 in 2000. As a percentage of total revenue, sales and marketing expense decreased from 14% in the first nine months of 1999 to 9% in the corresponding period of 2000. The dollar decrease was primarily due to lower spending on tradeshows, public relations, and transaction expenses associated with completing development and licensing agreements, which was partially offset by increased spending on sales staff.

     General and Administrative Expense. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense increased 12% from $687,000 in the third quarter of 1999 to $766,000 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 13% in the third quarter of 1999 to 9% in the current year quarter. For the nine months ended September 30, general and administrative expense increased 16% from $1,961,000 in 1999 to $2,269,000 in 2000. As a percentage of total revenue, general and administrative expense decreased from 14% in the first nine months of 1999 to 11% in the corresponding period of 2000. For the three and nine month periods, the dollar increase is primarily due to higher public company expenses. We also increased our bad debt reserve because of generally higher revenue and accounts receivable balances.

     Other Income. Other income consists of rental income from real estate leases for space in our headquarters building, which terminated in the first quarter of 1999. For the nine months ended September 30, other income decreased from $18,000 in 1999 to zero in 2000. The decrease is due to the termination of the leases last year, and we anticipate that we will not have any more rental income in the future.

     Interest Income. Interest income increased 93% from $392,000 in the third quarter of 1999 to $757,000 in the current year quarter. For the nine months ended September 30, interest income increased 89% from $1,057,000 in 1999 to $1,997,000 in 2000. The dollar increase in both periods is primarily due to higher cash balances. Higher cash balances were due to positive cash flows from operations and stock option exercises during 1999 and the first nine months of 2000.

     Income Taxes. We have made no provision for income taxes as our historical net losses have resulted in tax loss carryforwards that we expect to utilize.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had cash, cash equivalents and short-term investments of $51,683,000, which represents an increase of $15,417,000 from December 31, 1999. The increase is primarily due to $8,863,000 of cash provided from operations and $7,016,000 of net proceeds from the exercise of employee stock options, which was partially offset by $963,000 of cash invested in capital equipment.

Cash provided from operations in the first nine months of 2000 was primarily the result of the Company's profitable operations. Capital spending was primarily related to the purchase of computer hardware and software, laboratory equipment, and furniture used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available us, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of fiscal 2000. The Company is currently determining any impact that SAB 101 may have on its financial position and results of operations.

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

Other factors, many of which are outside our control, also could cause variations in our quarterly revenue and operating results. Some of these factors are: (i) the rate of market acceptance of DSL broadband access, generally, and of our DSL technologies in particular; (ii) demand for our licensees' chipsets and products that incorporate our technology; (iii) development by us or our competitors of enhanced or alternative high-speed network access technologies; (iv) the extent and timing of new license transactions; (v) regulatory developments; and (vi) the timing and related costs of any acquisitions.

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

OUR SUCCESS REQUIRES ACCEPTANCE OF OUR DSL TECHNOLOGY BY A VARIETY OF MARKET PARTICIPANTS

Due to our business strategy, our success is dependent on our ability to generate significant royalties from our licensing arrangements with semiconductor manufacturers. Our ability to generate significant royalties is materially affected by the acceptance of high-speed access over telephone lines in general, and our DSL technology in particular. Specifically, our DSL technology must be accepted by various market participants, including:

     - Equipment companies, particularly those that develop and market high-volume central office products, such as DSLAMS, digital loop carriers, switches, or next generation access platforms, as well as customer premises products, such as personal computers, gateway devices, or modems, must purchase chipsets containing our DSL technology from our licensees for us to be successful. If equipment companies do not build equipment based on our DSL technology, our business will be seriously harmed.

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

     Technology Licensing Competition. Semiconductor and equipment manufacturers that develop and sell DSL products may either develop DSL technology internally or license it from third parties. While we know of no other independent companies that license DSL technology, such as Aware, we face intense competition from internal development teams within potential customers. Furthermore, our current customers may choose to abandon joint development projects with us and either internally develop or acquire other DSL technology companies to develop their own DSL technology solutions.

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

OUR STOCK PRICE MAY BE VOLATILE

Volatility in our stock price may negatively impact the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation. The market price of our common stock could fluctuate substantially based on a variety of factors, including: (i) quarterly fluctuations in our operating results; (ii) changes in our relationships with our licensees; (iii) announcements of technological innovations or new products by us, our licensees or our competitors; (iv) changes in earnings estimates by Aware or public market analysts; (v) key personnel losses; (vi) sales of common stock; and (vii) developments or announcements with respect to industry standards, patents or proprietary rights.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.

WE HAVE A HISTORY OF OPERATING LOSSES

We may not be profitable in any future period. We incurred operating losses in each fiscal year from inception to December 31, 1998. As of September 30, 2000, we had an accumulated deficit of $3.9 million. Although we have been profitable over the last eight quarters, we cannot assure you that we will continue to be profitable in future quarters.

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

We do not use derivative financial instruments for speculative or trading purposes. As of September 30, 2000, all of our investments matured in twelve months or less. Due to the short duration of the financial instruments in which we invest, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

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

                                   AWARE, INC.


     Date: November 10, 2000       By: /s/ Michael A. Tzannes
                                       -----------------------------------------
                                       Michael A. Tzannes, Chief Executive
                                       Officer and President


     Date: November 10, 2000       By: /s/ Richard P. Moberg
                                       -----------------------------------------
                                       Richard P. Moberg, Vice President and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)