Form 10-Q
period 2001-03-31
AWARE INC /MA/
filed 2001-05-14
CIK 1015739

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

                      FOR THE QUARTER ENDED MARCH 31, 2001

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


                                    YES  X   NO
                                        ---     ---

Indicate the number of shares outstanding of the issuer's common stock as of April 30, 2001:

            CLASS                             NUMBER OF SHARES OUTSTANDING
            -----                             ----------------------------
Common Stock, par value $0.01 per share              22,618,434 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of
            March 31, 2001 and December 31, 2000....................... 3

            Consolidated Statements of Operations for the
            Three Months Ended March 31, 2001
            and March 31, 2000......................................... 4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2001
            and March 31, 2000......................................... 5

            Notes to Consolidated Financial Statements................. 6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................ 9

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk................................................17

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings..........................................18

Item 6.     Exhibits and Reports on Form 8-K...........................19

            Signatures.................................................19

                          PART I. FINANCIAL INFORMATION
                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        MARCH 31,           DECEMBER 31,
                                                                                          2001                 2000
                                                                                     ----------------     ----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................             $59,257              $51,662
     Short-term investments...................................................               2,239                5,841
     Accounts receivable, net                                                                3,132                5,200
     Inventories..............................................................                 250                  167
     Deferred tax assets......................................................               5,722                7,093
     Prepaid expenses and other assets........................................                 364                  300
                                                                                     ----------------     ----------------
           Total current assets                                                             70,964               70,263
                                                                                     ----------------     ----------------

Property and equipment, net...................................................              11,220               11,187
                                                                                     ----------------     ----------------

           Total assets.......................................................             $82,184              $81,450
                                                                                     ================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                 $599                 $483
     Accrued expenses ........................................................                 391                  332
     Accrued compensation ....................................................                 466                  664
     Accrued professional.....................................................                 168                  169
     Deferred revenue.........................................................                  53                1,469
                                                                                     ----------------     ----------------
             Total current liabilities........................................               1,677                3,117
                                                                                     ----------------     ----------------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                   -                    -
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 22,618,309 in 2001 and 22,606,277 in 2000......                  226                  226
      Additional paid-in capital..............................................              76,927               76,809
      Retained earnings......................................................                3,354                1,298
                                                                                     ----------------     ----------------
             Total stockholders' equity......................................               80,507               78,333
                                                                                     ----------------     ----------------

             Total liabilities and stockholders' equity.......................             $82,184              $81,450
                                                                                     ================     ================

    The accompanying notes are an integral part of the financial statements.


                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    ------------------------------------
                                                                           2001              2000
                                                                    ------------------  ----------------
  Revenue:
    Product sales.................................................          $1,452             $1,192
    Contract revenue..............................................           2,647              2,783
    Royalties.....................................................           4,119              2,588
                                                                    ------------------  ----------------
        Total revenue                                                        8,218              6,563

Costs and expenses:
    Cost of product sales.........................................             180                143
    Cost of contract revenue......................................           2,191              1,971
    Research and development......................................           1,837              1,414
    Selling and marketing.........................................             672                667
    General and administrative....................................             705                672
                                                                    ------------------  ----------------
         Total costs and expenses                                            5,585              4,867

Income from operations............................................           2,633              1,696
Interest income...................................................             794                570
                                                                    ------------------  ----------------
Income before provision for income taxes and
    cumulative effect of change in accounting principle...........           3,427              2,266
Provision for income taxes........................................           1,371                  -
                                                                    ------------------  ----------------
Income before cumulative effect of change in accounting
    principle.....................................................           2,056              2,266
Cumulative effect of change in accounting principle...............               -             (1,618)
                                                                    ------------------  ----------------

Net income........................................................          $2,056               $648
                                                                    ==================  ================

Basic income per share:
   Income before cumulative effect of change in accounting
       principle..................................................           $0.09              $0.10
   Cumulative effect of change in accounting principle............               -             ($0.07)
                                                                    ------------------  ----------------
   Net income per share...........................................           $0.09              $0.03
                                                                    ==================  ================

Diluted income per share:
   Income before cumulative effect of change in accounting
       principle..................................................           $0.09              $0.09
    Cumulative effect of change in accounting principle...........               -             ($0.06)
                                                                    ------------------  ----------------
   Net income per share...........................................           $0.09              $0.03
                                                                    ==================  ================

Weighted average shares - basic                                             22,614             22,230
Weighted average shares - diluted                                           22,945             23,880


    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                   ------------------------------------
                                                                        2001                2000
                                                                   ----------------    ----------------
Cash flows from operating activities:
   Net income.................................................             $2,056                $648
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization.............................              407                 444
      Increase (decrease) from changes in assets and
      liabilities:
         Accounts receivable..................................              2,068              (1,216)
         Inventories..........................................                (83)                (76)
         Deferred tax assets..................................              1,371                   -
         Prepaid expenses.....................................                (64)               (135)
         Accounts payable.....................................                116                (376)
         Accrued expenses.....................................               (140)               (107)
         Deferred revenue.....................................             (1,416)              1,462
                                                                   ----------------    ----------------
            Net cash provided by operating activities........               4,315                 644
                                                                   ----------------    ----------------

Cash flows from investing activities:
    Purchases of property and equipment.......................               (440)               (283)
    Net sales of short-term investments......................               3,602               1,017
                                                                   ----------------    ----------------
            Net cash provided by investing activities........               3,162                 734
                                                                   ----------------    ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock...................                118               5,692
                                                                   ----------------    ----------------
            Net cash provided by financing activities.........                118               5,692
                                                                   ----------------    ----------------

Increase in cash and cash equivalents.........................              7,595               7,070
Cash and cash equivalents, beginning of period................             51,662              35,248
                                                                   ----------------    ----------------

Cash and cash equivalents, end of period......................            $59,257             $42,318
                                                                   ================    ================

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2001, and of operations and cash flows for the interim periods ended March 31, 2001 and 2000.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 2000 in conjunction with its 2000 Annual Report on Form 10-K.

         The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year.


B)       INVENTORY

         Inventory consists primarily of the following (in thousands):

                                                                   MARCH 31,            DECEMBER 31,
                                                                      2001                   2000
                                                               -------------------    -------------------
               Raw materials...............................             $238                   $142
               Finished goods..............................               12                     25
                                                               -------------------    -------------------
                      Total................................             $250                   $167
                                                               ===================    ===================

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

         Net income per share is calculated as follows (in thousands, except per share data):

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       -------------------------------
                                                            2001            2000
                                                       -------------------------------

   Net income.........................................        $2,056            $648

   Weighted average common shares outstanding.........        22,614          22,230
   Additional dilutive common stock equivalents.......           331           1,650
                                                       -------------------------------
   Diluted shares outstanding ........................        22,945          23,880
                                                       ===============================

   Net income per share - basic.......................         $0.09           $0.03
   Net income per share - diluted.....................         $0.09           $0.03

         Options to purchase shares of the Company's common stock totaling 2,758,691 and 766,754 at March 31, 2001 and March 31, 2000
         respectively, were outstanding, but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.


D)       BUSINESS SEGMENTS

         The Company organizes itself as one segment and conducts its operations in the United States.

         The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                           -------------------------------
                                                2001            2000
                                           -------------------------------

  United States                                   $8,074          $5,443
  Rest of World                                      144           1,120
                                           -------------------------------
                                                  $8,218          $6,563
                                           ===============================

E)       RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2000 we changed our method of revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The cumulative effect of the change on prior years resulted in a charge to income of $1.6 million in the first quarter of 2000. Of the amount $0.9 million was recognized as revenue during the first quarter of 2001. The Company has adjusted its results for the three month period ended March 31, 2000 to conform with SAB 101.

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


RESULTS OF OPERATIONS

         PRODUCT SALES. Product sales consist primarily of revenue from the sale of digital subscriber line ("DSL") equipment and compression software products. The products that comprise DSL equipment sales are primarily test and development systems.

Product sales increased 22% from $1.2 million in the first quarter of 2000 to $1.5 million in the current year quarter. As a percentage of total revenue, product sales were 18% for both the first quarter of 2000 and 2001. The dollar increase was primarily due to a substantial increase in revenue from the sale of compression software, which was partially offset by a decrease in revenue from the sale of test and development systems. Compression software revenue was higher due to a large electronic identification product sale. DSL test and development system revenue decreased primarily due to a slowdown in capital spending in the telecommunications industry in early 2001.

         CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL chipsets.

Contract revenue decreased 5% from $2.8 million in the first quarter of 2000 to $2.6 million in the current year quarter. As a percentage of total revenue, contract revenue decreased from 42% in the first quarter of 2000 to 32% in the current year quarter. The dollar decrease was primarily due to a slowdown in spending in the semiconductor industry in general and in the ADSL chip market in particular.

        ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties increased 59% from $2.6 million in the first quarter of 2000 to $4.1 million in the current year quarter. As a percentage of total revenue, royalties increased from 39% in the first quarter of 2000 to 50% in the current year quarter. The increase in royalties was primarily due to an increase in ADSL chipset sales by Analog Devices, Inc. We believe that this increase was driven by strong global end-user demand for ADSL service, in general, and ADI's success in South Korea and Europe, in particular. While end-user demand for ADSL service remains strong, more ADSL chipsets were sold in 2000 than were required by new subscribers. This imbalance has led to overcapacity at ADSL service providers' central offices, as well as excess chipset inventory at ADSL equipment manufacturers. Because of this, chipset demand may be lower over the remaining quarters of 2001, which may cause our royalty revenue to decline in those quarters relative to the first quarter of 2001.

         COST OF PRODUCT SALES. Cost of product sales consists primarily of the cost of equipment sales as the cost of compression software sales is minimal. Cost of product sales increased 26% from $143,000 in the first quarter of 2000 to $180,000 in the current year quarter. As a percentage of product sales, cost of product sales were 12% in both the first quarter of 2000 and 2001. The increase in cost of product sales dollars is primarily due to a lower percentage of higher margin test and development system sales in the sales mix in the first quarter of 2001.

         COST OF CONTRACT REVENUE. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects. Cost of contract revenue increased 11% from $2.0 million in the first quarter of 2000 to $2.2 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue increased from 71% in the first quarter of 2000 to 83% in the current year quarter. The dollar increase was primarily due to chipset development projects with existing semiconductor customers, and the nature of the customer projects we performed in the first quarter of this year. We have engaged in a more diverse collection of projects involving ASIC (application specific integrated circuit) core developments, specific DSP-based code developments, and developments involving the combination of ASIC cores and DSP code. These projects tend to have greater development costs associated with them.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our telecommunications intellectual property offerings, and our compression software technology. Research and development expense increased by 30% from $1.4 million in the first quarter of 2000 to $1.8 million in the current year quarter. As a percentage of total revenue, research and development expense was 22% in the first quarter of 2000 and 22% in the current year quarter. The dollar increase in spending was primarily due to increased spending on non-customer-specific research and development projects, including voice enabled DSL(VeDSL(TM)), Dr. DSL(R), DMTflex(TM), FastADSL(TM) and other technology improvements.

         SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 1% from $667,000 in the first quarter of 2000 to $672,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 10% in the first quarter of 2000 to 8% in the current year quarter. The dollar increase was primarily due to the addition of sales staff, which was mostly offset by lower spending on public relations.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense increased 5% from $672,000 in the first quarter of 2000 to $705,000 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 10% in the first quarter of 2000 to 9% in the current year quarter. The dollar increase is primarily due to slightly higher spending across most administrative functions.

         INTEREST INCOME. Interest income increased 39% from $570,000 in the first quarter of 2000 to $794,000 in the current year quarter. The dollar increase is primarily due to higher cash balances. Higher cash balances were primarily due to positive cash flows from operations during 2000 and the first quarter of 2001.

         INCOME TAXES. Our effective income tax rate increased to 40% for the first quarter of 2001 from 0% for the first quarter of 2000. Prior to the fourth quarter of 2000, we did not make provisions for income taxes as our historical net losses had resulted in tax loss and credit carryfowards that we used to offset any income tax expense. In the fourth quarter of 2000, we determined that based on our continuing profitability, it was more likely than not that we would realize a portion of our tax assets, and recorded a deferred tax asset of $7.1 million as of December 31, 2000. We began recording income tax expense in the first quarter of 2001 after utilizing all our tax carryforwards in the fourth quarter of 2000 that would provide an income statement benefit.

Management will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of that portion of its deferred tax assets for which it has continued to establish a valuation reserve.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2000 we changed our method of revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The cumulative effect of the change on prior years resulted in a charge to income of $1.6 million in the first quarter of 2000. Of the amount $0.9 million was recognized as revenue during the first quarter of 2001. The Company has adjusted its results for the three month period ended March 31, 2000 to conform with SAB 101.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had cash, cash equivalents and short-term investments of $61.5 million, which represents an increase of $4.0 million from December 31, 2000. The increase is primarily due to $4.3 million of cash provided from operations, which was partially offset by $440,000 of cash invested in capital equipment.

Cash provided from operations in the first three months of 2001 was primarily the result of our profitable operations. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

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

OUR QUARTERLY RESULTS ARE UNPREDICTABLE AND MAY FLUCTUATE SIGNIFICANTLY

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts or if we change our financial guidance for future results, the price of our common stock could fall significantly.

Many of our expenses, such as employee compensation and facilities costs, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfalls in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses.

Other factors, many of which are outside our control, also could cause variations in our quarterly revenue and operating results. Some of these factors are: (i) the rate of market acceptance of DSL broadband access, generally, and of our ADSL technologies in particular; (ii) demand for our licensees' chipsets and products that incorporate our technology; (iii) the impact of channel inventory on demand for ADSL chipsets; (iv) development by us or our competitors of enhanced or alternative high-speed network access technologies; (v) the extent and timing of new license transactions; (vi) regulatory developments; and
(vii) the timing and related costs of any acquisitions.


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

Our business could be seriously harmed if: (i) we cannot obtain suitable licensees; (ii) our licensees fail to achieve significant sales of chipsets or products incorporating our technology; or (iii) we otherwise fail to implement our business strategy successfully.


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


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2000 and the first quarter of 2001, we derived a significant amount of our total revenue from Analog Devices, Inc. ADI was the first customer to license ADSL technology from us in 1993 and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. While we expect to see an increase in the number of our customers with ADSL chipsets on the market, our revenue in the near term is highly dependent upon ADI's ability to maintain their market share and pricing. To the extent that ADI is unable to maintain market share or experiences significant price erosion in its ADSL chipsets, our revenue could decrease.


OUR SUCCESS REQUIRES ACCEPTANCE OF OUR DSL TECHNOLOGY BY A VARIETY OF MARKET PARTICIPANTS

Due to our business strategy, our success is dependent on our ability to generate significant royalties from our licensing arrangements with semiconductor manufacturers. Our ability to generate significant royalties is materially affected by the acceptance of high-speed access over telephone lines in general, and our DSL technology in particular. Specifically, our DSL technology must be accepted by various market participants, including:

| | EQUIPMENT COMPANIES, particularly those that develop and market high-volume business and consumer products such as central office line cards, modems and personal computers, must purchase chipsets containing our DSL technology from our licensees for us to be successful. There are other solutions available for equipment companies seeking to offer high-speed network access products. Therefore, we face the risk that equipment manufacturers will choose chipset solutions that do not incorporate our technology. Generally, our ability to influence their decision whether to adopt our technology is limited. If equipment companies do not build equipment based on our DSL technology, our business will be seriously harmed.

| | SERVICE PROVIDERS must deploy DSL services based on our technology. If service providers do not deploy services based on DSL technology, our business will be seriously harmed.

| | END USERS must purchase services that incorporate our technology. If end users do not purchase services based on DSL technology, our business will be seriously harmed.


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

Many of our current and prospective licensees, as well as chipset competitors that compete with our semiconductor licensees have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We cannot assure you that we will be able to compete successfully or that competitive pressures will not seriously harm our business.


WE REQUIRE ADDITIONAL HIGHLY-QUALIFIED ENGINEERING PERSONNEL

Our future success will depend significantly on our ability to attract, motivate and retain additional highly qualified engineering personnel. Competition for qualified engineers is intense and there are a limited number of available persons with the necessary knowledge and experience in DSL, chip design and related technologies. Finding, training and integrating additional qualified personnel is likely to be difficult and expensive, and we may be unable to do so successfully. In the past, we have not been able to hire all of the engineers that we wanted to hire. If we are unable to hire and retain a sufficient number of engineers, our business could be seriously harmed.


OUR STOCK PRICE MAY BE VOLATILE

Volatility in our stock price may negatively impact the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation. The market price of our common stock could fluctuate substantially based on a variety of factors, including: (i) quarterly fluctuations in our operating results; (ii) changes in future financial guidance that we may provide to investors and public market analysis;
(iii) changes in our relationships with our licensees; (iv) announcements of technological innovations or new products by us, our licensees or our competitors; (v) changes in DSL market growth rates as well as investor perceptions regarding the investment opportunity that companies participating in the DSL industry afford them; (vi) changes in earnings estimates by public market analysts; (vii) key personnel losses; (viii) sales of common stock; and
(ix) developments or announcements with respect to industry standards, patents or proprietary rights.

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

                                     ITEM 3:
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Historically, our investment portfolio has included:

| | Cash and cash equivalents, which consist of financial instruments with purchased maturities of three months or less; and
| | Short-term investments, which consist of financial instruments that meet the high quality standards specified in our investment policy. This policy dictates that all instruments mature in 18 months or less, and limits the amount of credit exposure to any one issue, issuer, and type of instrument.

We do not use derivative financial instruments for speculative or trading purposes. As of March 31, 2001, all of our investments matured in twelve months or less. Due to the short duration of the financial instruments we invest in, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

                           PART II. OTHER INFORMATION

                                     ITEM 1:
                                LEGAL PROCEEDINGS


From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS

         Exhibit 10.6*      Aware, Inc. 2001 Nonqualified Stock Plan



(B)  REPORTS ON 8-K

         None.


--------------------


* filed herewith






                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AWARE, INC.


         Date: May 11, 2001           By:    /s/ Michael A. Tzannes
                                             ----------------------
                                             Michael A. Tzannes, Chief Executive
                                             Officer


         Date: May 11, 2001           By:    /s/ Richard P. Moberg
                                             ---------------------
                                             Richard P. Moberg, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                                                    EXHIBIT 10.6
                                   AWARE, INC.

                          2001 NONQUALIFIED STOCK PLAN


SECTION 1.  GENERAL PURPOSE OF THE PLAN; DEFINITIONS

         The name of the plan is the Aware, Inc. 2001 Nonqualified Stock Plan (the "Plan"). The purpose of the Plan is to encourage and enable directors, officers and employees of Aware, Inc., a Massachusetts corporation (the "Company"), and its Subsidiaries to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company and its stockholders, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company. The Company intends that this purpose will be effected by the granting of Awards (as defined below) under the Plan.

         The following terms shall be defined as set forth below:

         "Affiliate" means any company in an "affiliated group," as such term is defined in Section 1504(a) of the Code, which includes the Company.

         "Award" or "Awards," except where referring to a particular category of grant under the Plan, shall include Non-Statutory Stock Options, Restricted Stock Awards, Unrestricted Stock Awards and Performance Share Awards.

         "Board" means the Board of Directors of the Company.

         "Cause" means (i) any material breach by the participant of any agreement to which the participant and the Company are both parties, (ii) any act (other than Normal Retirement) or omission to act by the participant which may have a material and adverse effect on the Company's business or on the participant's ability to perform services for the Company, including, without limitation, the commission of any crime (other than minor traffic violations), or (iii) any material misconduct or material neglect of duties by the participant in connection with the business or affairs of the Company or any Subsidiary or Affiliate of the Company.

         "Code" means the Internal Revenue Code of 1986, as amended, and any successor code, and related rules, regulations and interpretations.

         "Committee" shall mean the Board or, if appointed by the Board, a committee of not less than two (2) directors. It is the intention of the Company that the Plan shall be administered by "non-employee directors" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, but the authority and validity of any act taken or not taken by the Committee shall not be affected if any director administering the Plan is not a non-employee director.

         "Disability" means disability as set forth in Section 22(e)(3) of the Code.

         "Effective Date" means April 10, 2001.

         "Eligible Person" shall have the meaning set forth in Section 4.

         "Fair Market Value" on any given date means the closing price per share of the Stock on such date as reported by a nationally recognized stock exchange, or, if the Stock is not listed on such an exchange, as reported by the Nasdaq Stock Market, or, if the Stock is not quoted by the Nasdaq Stock Market, the fair market value of the Stock as determined by the Committee.

         "Non-Statutory Stock Option" means any stock option that is not an incentive stock option as defined in Section 422 of the Code.

         "Normal Retirement" means retirement from active employment with the Company and its Subsidiaries in accordance with the retirement policies of the Company and its Subsidiaries then in effect.

         "Officer" means an officer as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended.

         "Performance Share Award" means an Award granted pursuant to Section 8.

         "Restricted Stock" shall have the meaning set forth in Section 6.

         "Restricted Stock Award" means an Award granted pursuant to Section 6.

         "Stock" means the common stock, $0.01 par value per share, of the Company, subject to adjustments pursuant to Section 3.

         "Stock Option" means any option to purchase shares of Stock granted pursuant to Section 5.

         "Subsidiary" means a subsidiary as defined in Section 424 of the Code.

         "Unrestricted Stock Award" means an award granted pursuant to Section
7.

SECTION 2.  ADMINISTRATION OF PLAN; COMMITTEE AUTHORITY TO SELECT PARTICIPANTS
              AND DETERMINE AWARDS

         (a) COMMITTEE. The Plan shall be administered by the Committee. The Committee shall select one of its members as its chairman and shall hold its meetings at such times and places as it shall deem advisable. A majority of its members shall constitute a quorum, and all actions of the Committee shall require the affirmative vote of a majority of its members. Any action may be taken by a written instrument signed by all of the members, and any action so taken shall be as fully effective as if it had been taken by a vote of a majority of the members at a meeting duly called and held. Except as specifically reserved to the Board under the terms of the Plan, the Committee shall have full and final authority to operate, manage and administer the Plan on behalf of the Company. Action by the Committee shall require the affirmative vote of a majority of all members thereof.

         (b) POWERS OF COMMITTEE. The Committee shall have the power and authority to grant and modify Awards consistent with the terms of the Plan, including the power and authority:

               (i) to select the persons to whom Awards may from time to time be granted;

               (ii) to determine the time or times of grant, and the extent, if any, of Non-Statutory Stock Options, Restricted Stock, Unrestricted Stock and Performance Shares, or any combination of the foregoing, granted to any one or more participants;

               (iii) to determine the number of shares to be covered by any Award;

               (iv) to determine and modify the terms and conditions, including restrictions, not inconsistent with the terms of the Plan, of any Award, which terms and conditions may differ among individual Awards and participants, and to approve the form of written instruments evidencing the Awards; PROVIDED, HOWEVER, that no such action shall adversely affect rights under any outstanding Award without the participant's consent;

               (v) to accelerate the exercisability or vesting of all or any portion of any Award, but only (A) upon the death, retirement or disability of the participant, (B) in connection with any merger, consolidation, dissolution or liquidation of the Company, (C) in the case of any Award vesting according to the lapse of time, to vest not more quickly than ratably over a period of three
(3) years, or (D) in the case of any Award vesting according to performance criteria established by the Committee, to vest no earlier than the later of the first anniversary of the date of grant or the satisfaction of such performance criteria;

               (vi) subject to the provisions of Section 5(b), to extend the period in which any outstanding Stock Option may be exercised;

               (vii) to determine whether, to what extent, and under what circumstances Stock and other amounts payable with respect to an Award shall be deferred either automatically or at the election of the participant and whether and to what extent the Company shall pay or credit amounts equal to interest (at rates determined by the Committee) or dividends or deemed dividends on such deferrals;

               (viii) to delegate to other persons the responsibility for performing ministerial actions in furtherance of the Plan's purpose; and

               (ix) to adopt, alter and repeal such rules, guidelines and practices for administration of the Plan and for its own acts and proceedings as it shall deem advisable; to interpret the terms and provisions of the Plan and any Award (including related written instruments); to make all determinations it deems advisable for the administration of the Plan; to decide all disputes arising in connection with the Plan; and to otherwise supervise the administration of the Plan.

         Notwithstanding the foregoing, the Committee shall not, without stockholder approval, reduce the exercise price or otherwise reprice any outstanding Award granted under the Plan. All decisions and interpretations of the Committee shall be binding on all persons, including the Company and Plan participants.

SECTION 3.  SHARES ISSUABLE UNDER THE PLAN; MERGERS; SUBSTITUTION

         (a) SHARES ISSUABLE. The maximum number of shares of Stock with respect to which Awards may be granted under the Plan, subject to adjustment upon changes in capitalization of the Company as provided in this Section 3, shall be three million (3,000,000) shares of Stock. For purposes of this limitation, if any shares of Stock covered by an Award granted under the Plan, or to which such an Award relates, are repurchased or forfeited, or if an Award has expired, terminated or been canceled for any reason whatsoever (other than by reason of exercise or vesting), then such shares of Stock or the shares of Stock covered by such Award, as the case may be, shall be added back to the shares of Stock with respect to which Awards may be granted under the Plan. Subject to such overall limitation, any type or types of Award may be granted with respect to shares of Stock. Shares of Stock issued under the Plan may be authorized but unissued shares or shares reacquired by the Company.

         (b) LIMITATION ON AWARDS. Notwithstanding anything to the contrary set forth herein, to the extent necessary to qualify as a "broadly based plan" under the applicable Marketplace Rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), no more than forty-nine percent (49%) of the Awards hereunder shall be granted to directors and Officers of the Company as measured on the earlier of the date of the Plan's expiration or the third anniversary of the Effective Date, and on each anniversary thereafter, unless otherwise approved by Nasdaq.

         (c) STOCK DIVIDENDS, MERGERS, ETC. In the event that the Company effects a stock dividend, stock split or similar change in capitalization affecting the Stock, the Committee shall make appropriate adjustments in (i) the number and kind of shares of stock or securities with respect to which Awards may thereafter be granted (including without limitation the limitations set forth in Sections 3(a) and (b) above), (ii) the number and kind of shares remaining subject to outstanding Awards, and (iii) the option or purchase price in respect of such shares. In the event of the merger, consolidation, dissolution or liquidation of the Company, the Committee in its sole discretion may, as to any outstanding Awards, make such substitution or adjustment in the aggregate number of shares reserved for issuance under the Plan and in the number and purchase price (if any) of shares subject to such Awards as it may determine and as may be permitted by the terms of such transaction, or accelerate, amend or terminate such Awards upon such terms and conditions as it shall provide (which, in the case of the termination of the vested portion of any Award, shall require payment or other consideration which the Committee deems equitable in the circumstances).

         (d) SUBSTITUTE AWARDS. The Committee may grant Awards under the Plan by assumption of or in substitution for stock and stock-based awards granted or issued by another company to its directors, officers, employees, consultants and other service providers if such persons become Eligible Persons in connection with an acquisition of that company or any division thereof by the Company, whether by merger, consolidation, purchase of stock, purchase of assets or otherwise. The Committee may direct that the substitute awards be granted on such terms and conditions as the Committee considers appropriate in the circumstances. Shares which may be delivered under such substitute awards may be in addition to the maximum number of shares provided for in Section 3(a).

SECTION 4.  ELIGIBILITY

         Subject to the limitations set forth in Section 3(b), Awards may be granted to directors, officers and employees of the Company and its Subsidiaries ("Eligible Persons").

SECTION 5.  STOCK OPTIONS

         The Committee may grant Stock Options to Eligible Persons pursuant to the Plan. Any Stock Option granted under the Plan shall be in writing and in such form as the Committee may from time to time approve. Stock Options granted under the Plan shall be Non-Statutory Stock Options.

         The Committee in its discretion may determine the effective date of Stock Options. Stock Options granted pursuant to this Section 5 shall be subject to the following terms and conditions and the terms and conditions of Section 9 and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Committee shall deem desirable:

          (a) EXERCISE PRICE. The exercise price per share for the Stock covered by a Stock Option granted pursuant to this Section 5 shall be determined by the Committee at the time of grant; PROVIDED, HOWEVER, that the exercise price shall not be less than Fair Market Value on the date of grant.

          (b) OPTION TERM. The term of each Stock Option shall be fixed by the Committee, but no Stock Option shall be exercisable more than ten (10) years after the date the Stock Option is granted.

          (c) EXERCISABILITY; RIGHTS OF A STOCKHOLDER. Stock Options shall become vested and exercisable at such time or times, whether or not in installments, and upon such conditions, as shall be determined by the Committee at or after the grant date. Subject to Section 2(b)(v), the Committee may at any time accelerate the exercisability of all or any portion of any Stock Option. An optionee shall have the rights of a stockholder only as to shares acquired upon the exercise of a Stock Option and not as to unexercised Stock Options.

          (d) METHOD OF EXERCISE. Stock Options may be exercised in whole or in part, by delivering written notice of exercise to the Company, specifying the number of shares to be purchased. Payment of the purchase price may be made by one or more of the following methods:

               (i) in cash, by certified or bank check or other instrument acceptable to the Committee;

               (ii) with the consent of the Committee, in the form of shares of Stock owned by the optionee for a period of at least six (6) months and not then subject to restrictions. Such surrendered shares shall be valued at Fair Market Value on the exercise date;

               (iii) with the consent of the Committee, by the optionee delivering to the Company a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to the Company cash or a check payable and acceptable to the Company to pay the purchase price; PROVIDED THAT in the event the optionee chooses to pay the purchase price as so provided, the optionee and the broker shall comply with such procedures and enter into such agreements of indemnity and other agreements as the Committee shall prescribe as a condition of such payment procedure. The Company need not act upon such exercise notice until the Company receives full payment of the exercise price; or

               (iv) by any other means (including, without limitation, by delivery of a promissory note of the optionee payable on such terms as are specified by the Committee; PROVIDED, HOWEVER, that the interest rate borne by such note shall not be less than the lowest applicable federal rate, as defined in Section 1247(d) of the Code) which the Committee determines are consistent with the purpose of the Plan and with applicable laws and regulations.

          The delivery of certificates representing shares of Stock to be purchased pursuant to the exercise of a Stock Option will be contingent upon receipt from the optionee (or a purchaser acting in his stead in accordance with the provisions of the Stock Option) by the Company of the full purchase price for such shares and the fulfillment of any other requirements contained in the Stock Option or imposed by applicable laws and regulations, as determined by the Committee in its sole discretion.

          (e) NON-TRANSFERABILITY OF STOCK OPTIONS. Except as the Committee may otherwise provide, no Stock Option shall be transferable other than by will or by the laws of descent and distribution and all Stock Options shall be exercisable, during the optionee's lifetime, only by the optionee.

          (f) FORM OF SETTLEMENT. Shares of Stock issued upon exercise of a Stock Option shall be free of all restrictions under the Plan, except as otherwise provided in this Plan or in the terms of such Stock Option.

SECTION 6.  RESTRICTED STOCK AWARDS

          (a) NATURE OF RESTRICTED STOCK AWARD. The Committee in its discretion may grant Restricted Stock Awards to any Eligible Person, entitling the recipient to acquire, for a purchase price determined by the Committee (but not less than Fair Market Value on the date of grant), shares of Stock subject to such restrictions and conditions as the Committee may determine at the time of grant ("Restricted Stock"), including continued employment and/or achievement of pre-established performance goals and objectives.

          (b) ACCEPTANCE OF AWARD. A participant who is granted a Restricted Stock Award shall have no rights with respect to such Award unless the participant shall have accepted the Award within ten (10) days (or such shorter date as the Committee may specify) following the delivery of written notice to the participant of the Award by making payment to the Company of the specified purchase price of the shares covered by the Award and by executing and delivering to the Company a written instrument that sets forth the terms and conditions applicable to the Restricted Stock in such form as the Committee shall determine.

          (c) RIGHTS AS A STOCKHOLDER. Upon complying with Section 6(b) above, a participant shall have all the rights of a stockholder with respect to the Restricted Stock, including voting and dividend rights, subject to non-transferability restrictions and Company repurchase rights described in this
Section 6 and subject to such other conditions contained in the written instrument evidencing the Restricted Stock Award. Unless the Committee shall otherwise determine, certificates evidencing shares of Restricted Stock shall remain in the possession of the Company until such shares are vested as provided in Section 6(e) below.

          (d) RESTRICTIONS. Shares of Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specifically provided herein. In the event of termination of employment with the Company and its Subsidiaries for any reason (including death, Disability, Normal Retirement, for Cause and voluntary termination by the participant), the Company shall have the right, at the discretion of the Committee, to repurchase shares of Restricted Stock with respect to which conditions have not lapsed at their purchase price from the participant or the participant's legal representative. The Company must exercise such right of repurchase within sixty (60) days following such termination of employment (unless otherwise specified in the written instrument evidencing the Restricted Stock Award).

          (e) VESTING OF RESTRICTED STOCK. The Committee at the time of grant shall specify the date or dates and/or the attainment of pre-established performance goals, objectives and other conditions on which the non-transferability of the Restricted Stock and the Company's right of repurchase shall lapse. Subsequent to such date or dates and/or the attainment of such pre-established performance goals, objectives and other conditions, the shares on which all restrictions have lapsed shall no longer be Restricted Stock and shall be deemed "vested." Subject to Sections 2(b)(v) and 12, the Committee at any time may accelerate such date or dates and otherwise waive or amend any conditions of the Award.

          (f) WAIVER, DEFERRAL AND REINVESTMENT OF DIVIDENDS. The written instrument evidencing the Restricted Stock Award may require or permit the immediate payment, waiver, deferral or investment of dividends paid on the Restricted Stock.

SECTION 7.  UNRESTRICTED STOCK AWARDS

          (a) GRANT OR SALE OF UNRESTRICTED STOCK. The Committee in its discretion may grant or sell to any Eligible Person shares of Stock free of any restrictions under the Plan ("Unrestricted Stock") at a purchase price determined by the Committee. Shares of Unrestricted Stock may be granted or sold as described in the preceding sentence in respect of past services or other valid consideration.

          (b) RESTRICTIONS ON TRANSFERS. The right to receive Unrestricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered, other than by will or the laws of descent and distribution.

SECTION 8.  PERFORMANCE SHARE AWARDS

          A Performance Share Award is an award entitling the recipient to acquire shares of Stock upon the attainment of specified performance goals. The Committee may make Performance Share Awards independent of or in connection with the granting of any other Award under the Plan. Performance Share Awards may be granted under the Plan to any Eligible Person. The Committee in its discretion shall determine whether and to whom Performance Share Awards shall be made, the performance goals applicable under each such Award, the periods during which performance is to be measured, the conditions under which such Award shall terminate, and all other limitations and conditions applicable to the awarded Performance Shares.

SECTION 9.  TERMINATION OF STOCK OPTIONS

         (a)      STANDARD TERMINATION PROVISIONS:

                  (i) TERMINATION BY DEATH. If any participant's employment by or services to the Company and its Subsidiaries terminates by reason of death, any Stock Option owned by such participant may thereafter be exercised to the extent exercisable at the date of death, by the legal representative or legatee of the participant, for a period of one (1) year (or such longer period as the Committee shall specify at any time) from the date of death, or until the expiration of the stated term of the Stock Option, if earlier.

                 (ii) TERMINATION BY REASON OF DISABILITY OR NORMAL RETIREMENT.

                      (A) Any Stock Option held by a participant whose
                  employment by or service to the Company and its Subsidiaries has terminated by reason of Disability may thereafter be exercised, to the extent it was exercisable at the time of such termination, for a period of one (1) year (or such longer period as the Committee shall specify at any time) from the date of such termination, or until the expiration of the stated term of the Stock Option, if earlier.

                      (B) Any Stock Option held by a participant whose
                  employment by or service to the Company and its Subsidiaries has terminated by reason of Normal Retirement may thereafter be exercised, to the extent it was exercisable at the time of such termination, for a period of thirty (30) days from the date of such termination, or until the expiration of the stated term of the Stock Option, if earlier.

                     (C) The Committee shall have sole authority and discretion to determine whether a participant's employment or services have been terminated by reason of Disability or Normal Retirement.

                     (D) Except as otherwise provided by the Committee at the
                  time of grant, the death of a participant during a period provided in this Section 9(a)(ii) for the exercise of a Stock Option shall extend such period for one (1) year from the date of death, subject to termination on the expiration of the stated term of the Stock Option, if earlier.

                  (iii) TERMINATION FOR CAUSE. If any participant's employment by or service to the Company and its Subsidiaries has been terminated for Cause, any Stock Option held by such participant shall immediately terminate and be of no further force or effect; PROVIDED, HOWEVER, that the Committee may, in its sole discretion at the time of such termination, provide that such Stock Option can be exercised for a period of up to sixty (60) days from the date of termination, or until the expiration of the stated term of the Stock Option, if earlier.

                  (iv) OTHER TERMINATION. Unless otherwise determined by the Committee, if a participant's employment by or services to the Company and its Subsidiaries terminates for any reason other than death, Disability, Normal Retirement, or for Cause, any Stock Option held by such participant may thereafter be exercised, to the extent it was exercisable on the date of such termination, for thirty (30) days from the date of termination, or until the expiration of the stated term of the Stock Option, if earlier.

         (b) COMMITTEE DISCRETION. Notwithstanding the foregoing, the Committee may grant Stock Options under the Plan which contain such terms and conditions with respect to termination as the Committee, in its discretion, may from time to time determine.

SECTION 10.  TAX WITHHOLDING

         (a) PAYMENT BY PARTICIPANT. Each participant shall, no later than the date as of which the value of an Award or of any Stock or other amounts received thereunder first becomes includable in the gross income of the participant for Federal income tax purposes, pay to the Company, or make arrangements satisfactory to the Committee regarding the payment of, any Federal, state, local or other taxes of any kind required by law to be withheld with respect to such income. The Company and its Subsidiaries shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the participant.

         (b) PAYMENT IN SHARES. A participant may elect, with the consent of the Committee, to have such tax withholding obligation satisfied, in whole or in part, by (i) authorizing the Company to withhold from shares of Stock to be issued pursuant to an Award a number of shares with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the minimum withholding amount due with respect to such Award, or (ii) transferring to the Company shares of Stock owned by the participant for a period of at least six (6) months and with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the minimum withholding amount due with respect to such Award.

SECTION 11.  TRANSFER, LEAVE OF ABSENCE, ETC.

         For purposes of the Plan, a transfer to the employment of the Company from a Subsidiary or from the Company to a Subsidiary, or from one Subsidiary to another, shall not be deemed a termination of employment. Whether authorized leave of absence, or absence on military or government service, shall constitute termination of the employment relationship between the Company and the participant shall be determined by the Committee at the time thereof.

SECTION 12.  AMENDMENTS AND TERMINATION

         The Board may at any time amend or discontinue the Plan and the Committee may at any time, subject to Section 2, amend or cancel any outstanding Award (or provide substitute Awards) for the purpose of satisfying changes in law or for any other lawful purpose, but no such action shall adversely affect rights under any outstanding Award without the holder's consent.

SECTION 13.  STATUS OF PLAN

         With respect to the portion of any Award that has not been exercised, a participant shall have no rights greater than those of a general creditor of the Company unless the Committee shall otherwise expressly determine in connection with any Award or Awards. In its sole discretion, the Committee may authorize the creation of trusts or other arrangements to meet the Company's obligations to deliver Stock or make payments with respect to Awards hereunder,

PROVIDED that the existence of such trusts or other arrangements is consistent with the provision of the foregoing sentence.

SECTION 14.  LOCKUP AGREEMENT

         The acceptance of any Award under this Plan by the participant or any subsequent holder shall constitute the agreement of such person that, upon the request of the Company or the underwriters managing any underwritten offering of the Company's securities, such person will not, for a period of time (not to exceed one hundred eighty (180) days) following the effective date of any registration statement filed by the Company under the Securities Act of 1933, as amended, sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any shares of Stock received pursuant to such Award, without the prior written consent of the Company or such underwriters, as the case may be, and that such person will execute and deliver to the Company or such underwriters a written agreement to that effect, in such form as the Company or such underwriters shall designate.

SECTION 15.  GENERAL PROVISIONS

         (a) NO DISTRIBUTION; COMPLIANCE WITH LEGAL REQUIREMENTS. The Committee may require each person acquiring shares pursuant to an Award to represent to and agree with the Company in writing that such person is acquiring the shares without a view to distribution thereof, in such form as the Committee shall in its sole discretion deem advisable.

         No shares of Stock shall be issued pursuant to an Award until, in the opinion of the Committee, all applicable securities laws and other legal and stock exchange requirements have been satisfied. The Committee may require the placing of such stop orders and restrictive legends on certificates for Stock and Awards as it deems appropriate.

         (b) DELIVERY OF STOCK CERTIFICATES. Delivery of stock certificates to participants under this Plan shall be deemed effected for all purposes when the Company or a stock transfer agent of the Company shall have delivered such certificates in the United States mail, addressed to the participant, at the participant's last known address on file with the Company.

         (c) OTHER COMPENSATION ARRANGEMENTS; NO EMPLOYMENT RIGHTS. Nothing contained in this Plan shall prevent the Board from adopting other or additional compensation arrangements, including trusts, subject to stockholder approval if such approval is required; and such arrangements may be either generally applicable or applicable only in specific cases. The adoption of the Plan or any Award under the Plan does not confer upon any employee any right to continued employment with the Company or any Subsidiary.

SECTION 16.  EFFECTIVE DATE OF PLAN

         The Plan shall become effective upon its adoption by the Board.

SECTION 17.  GOVERNING LAW

         This Plan and each Award under the Plan shall be governed by, and construed and enforced in accordance with, the substantive laws of the Commonwealth of Massachusetts without regard to its principles of conflicts of laws.