Form 10-Q
period 2001-06-30
AWARE INC /MA/
filed 2001-08-13
CIK 1015739

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

                       FOR THE QUARTER ENDED JUNE 30, 2001

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


                                YES  X    NO
                                    ---      ----

Indicate the number of shares outstanding of the issuer's common stock as of July 27, 2001:

                  CLASS                             NUMBER OF SHARES OUTSTANDING
                  -----                             ----------------------------
Common Stock, par value $0.01 per share                   22,639,503 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         June 30, 2001 and December 31, 2000...............................   3

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2001
         and June 30, 2000.................................................   4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2001
         and June 30, 2000.................................................   5

         Notes to Consolidated Financial Statements........................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   9

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk.......................................................  19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  20

Item 4.  Submission of Matters to a Vote of Security Holders...............  20

Item 6.  Exhibits and Reports on Form 8-K..................................  21

         Signatures........................................................  21

                          PART I. FINANCIAL INFORMATION
                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        JUNE 30,            DECEMBER 31,
                                                                                          2001                 2000
                                                                                     ----------------     ----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................             $55,205              $51,662
     Short-term investments...................................................               5,019                5,841
     Accounts receivable, net.................................................               3,827                5,200
     Inventories..............................................................                 265                  167
     Deferred tax assets......................................................               6,780                7,093
     Prepaid expenses and other assets........................................                 303                  300
                                                                                     ----------------     ----------------
           Total current assets                                                             71,399               70,263
                                                                                     ----------------     ----------------

Property and equipment, net...................................................              11,242               11,187
                                                                                     ----------------     ----------------

           Total assets.......................................................             $82,641              $81,450
                                                                                     ================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                 $426                 $483
     Accrued expenses ........................................................                 363                  332
     Accrued compensation ....................................................                 753                  664
     Accrued professional.....................................................                 191                  169
     Deferred revenue.........................................................                 220                1,469
                                                                                     ----------------     ----------------
             Total current liabilities........................................               1,953                3,117
                                                                                     ----------------     ----------------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                   -                    -
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 22,638,940 in 2001 and 22,606,277 in 2000......                  226                  226
      Additional paid-in capital..............................................              77,068               76,809
      Retained earnings......................................................                3,394                1,298
                                                                                     ----------------     ----------------
             Total stockholders' equity......................................               80,688               78,333
                                                                                     ----------------     ----------------

             Total liabilities and stockholders' equity.......................             $82,641              $81,450
                                                                                     ================     ================

                     The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                         -------------------------------    ------------------------------
                                                              2001            2000               2001           2000
                                                         ---------------  --------------    ---------------  -------------
Revenue:
    Product sales.......................................           $687          $1,174             $2,139         $2,366
    Contract revenue....................................          2,228           3,322              4,875          6,105
    Royalties...........................................          1,102           2,522              5,221          5,110
                                                         -------------------------------    ------------------------------
     Total revenue.....................................           4,017           7,018             12,235         13,581

Costs and expenses:
    Cost of product sales...............................             95             232                275            375
    Cost of contract revenue............................          1,949           2,205              4,140          4,176
    Research and development............................          2,074           1,339              3,910          2,752
    Selling and marketing...............................            810             673              1,482          1,340
    General and administrative..........................            744             831              1,450          1,503
                                                         -------------------------------    ------------------------------
     Total costs and expenses...........................          5,672           5,280             11,257         10,146

Income (loss) from operations...........................         (1,655)          1,738                978          3,435
Interest income.........................................            637             670              1,431          1,239
                                                         -------------------------------    ------------------------------

Income (loss) before provision for income taxes and
    cumulative effect of change in accounting principle.         (1,018)          2,408              2,409          4,674
(Provision for) benefit from income taxes...............          1,058               -               (313)             -
                                                         -------------------------------    ------------------------------
Income before cumulative effect of change in
    accounting principle................................             40           2,408              2,096          4,674
Cumulative effect of change in accounting principle
    (Note E)............................................              -               -                  -         (1,618)
                                                         -------------------------------    ------------------------------

Net income..............................................            $40          $2,408             $2,096         $3,056
                                                         ===============================    ==============================


Basic income per share:
   Income before cumulative effect of change in
      accounting principle..............................          $0.00          $0.11              $0.09          $0.21
   Cumulative effect of change in accounting principle..              -              -                  -         ($0.07)
                                                         -------------------------------    ------------------------------
   Net income per share.................................          $0.00          $0.11              $0.09          $0.14
                                                         ===============================    ==============================

Diluted income per share:
   Income before cumulative effect of change in
      accounting principle..............................          $0.00          $0.10              $0.09          $0.20
   Cumulative effect of change in accounting principle..              -              -                  -         ($0.07)
                                                         -------------------------------    ------------------------------
   Net income per share.................................          $0.00          $0.10              $0.09          $0.13
                                                         ===============================    ==============================


Weighted average shares - basic.........................         22,625         22,475              22,619         22,352
Weighted average shares - diluted.......................         22,754         23,811              22,866         23,845

                     The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                   ------------------------------------
                                                                        2001                2000
                                                                   ----------------    ----------------
Cash flows from operating activities:
   Net income.................................................             $2,096              $3,056
   Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization.............................                815                 900
      Increase (decrease) from changes in assets and
      liabilities:
         Accounts receivable..................................              1,373              (1,295)
         Inventories..........................................                (98)               (153)
         Deferred tax assets..................................                313                   -
         Prepaid expenses.....................................                 (3)                 51
         Accounts payable.....................................                (57)               (104)
         Accrued expenses.....................................                142                  74
         Deferred revenue.....................................             (1,249)              1,643
                                                                   ----------------    ----------------
            Net cash provided by operating activities........               3,332               4,172
                                                                   ----------------    ----------------

Cash flows from investing activities:
    Purchases of property and equipment.......................               (870)               (718)
    Other assets..............................................                  -                 500
    Net sales of short-term investments......................                 822               1,017
                                                                   ----------------    ----------------
            Net cash (used in) provided by investing                          (48)                799
            activities........................................
                                                                   ----------------    ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock...................                259               6,388
                                                                   ----------------    ----------------
            Net cash provided by financing activities.........                259               6,388
                                                                   ----------------    ----------------

Increase in cash and cash equivalents.........................              3,543              11,359
Cash and cash equivalents, beginning of period................             51,662              35,248
                                                                   ----------------    ----------------

Cash and cash equivalents, end of period......................            $55,205             $46,607
                                                                   ================    ================


                     The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2001, and of operations and cash flows for the interim periods ended June 30, 2001 and 2000.

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

         The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year.


B)       INVENTORY

         Inventory consists primarily of the following (in thousands):

                                                                     JUNE 30,             DECEMBER 31,
                                                                      2001                   2000
                                                               -------------------    -------------------
               Raw materials...............................             $234                   $142
               Finished goods..............................               31                     25
                                                               -------------------    -------------------
                      Total................................             $265                   $167
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

         Net income per share is calculated as follows (in thousands, except per share data):

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                     ---------------------------   ---------------------------
                                                         2001          2000            2001          2000
                                                     ------------- -------------   ------------- -------------

   Net income........................................        $40       $2,408            $2,096       $3,056

   Weighted average common shares outstanding........     22,625       22,475            22,619       22,352
   Additional dilutive common stock equivalents......        129        1,336               247        1,493
                                                     ------------- -------------   ------------- -------------
   Diluted shares outstanding .......................     22,754       23,811            22,866       23,845
                                                     ============= =============   ============= =============

   Net income per share - basic......................      $0.00        $0.11            $0.09         $0.14
   Net income per share - diluted....................      $0.00        $0.10            $0.09         $0.13


         For the three and six month periods ended June 30, 2001, options to purchase shares of the Company's common stock totaling 3,551,090 and 3,323,248 respectively, were outstanding, but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive. For the three and six month periods ended June 30, 2000, options to purchase shares of the Company's common stock totaling 837,444 and 788,629 respectively, were outstanding, but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

D)       BUSINESS SEGMENTS

         The Company organizes itself as one segment and conducts its operations in the United States.

         The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                   ----------------------------  ----------------------------
                                                       2001           2000           2001          2000
                                                   -------------  -------------  ------------- --------------

  United States....................................     $3,584         $5,040        $11,658       $10,518
  Germany..........................................        411          1,196            425         1,574
  Rest of World....................................         22            782            152         1,489
                                                   -------------  -------------  ------------- --------------
                                                        $4,017         $7,018        $12,235       $13,581
                                                   =============  =============  ============= ==============

E)       RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2000 we changed our method of revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The cumulative effect of the change on prior years resulted in a charge to income of $1.6 million in the first quarter of 2000. Of this amount, $0.7 million was recognized as revenue in 2000, and $0.9 million was recognized as revenue during the first quarter of 2001. The Company has adjusted its results for the three and six month periods ended June 30, 2000 to conform with SAB 101.

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

Product sales decreased 42% from $1.2 million in the second quarter of 2000 to $687,000 in the current year quarter. As a percentage of total revenue, product sales were 17% for both the second quarter of 2000 and 2001. The dollar decrease was primarily due to a decrease in revenue from the sale of test and development systems. DSL test and development system revenue decreased primarily due to a slowdown in capital spending in the telecommunications industry in 2001.

For the six months ended June 30, product sales decreased 10% from $2.4 million in 2000 to $2.1 million in 2001. As a percentage of total revenue, product sales were 17% for both six month periods. The dollar decrease was primarily due to a decrease in revenue from the sale of test and development systems, which was partially offset by an increase in revenue from the sale of compression software. DSL test and development system revenue decreased primarily due to a slowdown in capital spending in the telecommunications industry in 2001. Compression software revenue was higher due to a large sale of our electronic identification products.

         CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop asymmetric digital subscriber line ("ADSL") chipsets.

Contract revenue decreased 33% from $3.3 million in the second quarter of 2000 to $2.2 million in the current year quarter. As a percentage of total revenue, contract revenue increased from 47% in the second quarter of 2000 to 55% in the current year quarter. For the six months ended June 30, contract revenue decreased 20% from $6.1 million in 2000 to $4.9 million in 2001. As a percentage of total revenue, contract revenue decreased from 45% in the first six months of 2000 to 40% in the corresponding period of 2001. The dollar decrease, in the three and six month periods, was primarily due to fewer customer projects. There were fewer projects in the three and six month periods of 2001 because of a lengthening of the sales cycle for closing new licensing contracts, which we believe is due to a slowdown in the ADSL chip market.

         ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties decreased 56% from $2.5 million in the second quarter of 2000 to $1.1 million in the current year quarter. As a percentage of total revenue, royalties decreased from 36% in the second quarter of 2000 to 27% in the current year quarter. The decrease in royalties was primarily due to a decrease in ADSL chipset sales by Analog Devices, Inc. ("ADI"), which is our largest customer. While end-user demand for ADSL service remains strong, more ADSL chipsets were sold in 2000 than were required by new subscribers. This imbalance has led to overcapacity at ADSL service providers' central offices, as well as excess chipset inventory at ADSL equipment manufacturers. Because of this, chipset demand was lower during the second quarter of 2001. We expect that lower demand will continue during the remainder of this year as the DSL market continues to absorb excess chipsets.

For the six months ended June 30, royalties increased 2% from $5.1 million in 2000 to $5.2 million in 2001. As a percentage of total revenue, royalties increased from 38% in the first six months of 2000 to 43% in the corresponding period of 2001. The increase in royalties was primarily due to an increase in ADSL chipset sales by ADI. The royalties we recognized from ADI in our first quarter of 2001 mostly reflect chipset shipments during late 2000 when the ADSL chip market was more robust. The reason royalties are higher in the current six month period is because the current year period reflects one quarter of royalties from a stronger 2000 market and one quarter of royalties from a weaker 2001 market.

         COST OF PRODUCT SALES. Cost of product sales consists primarily of the cost of equipment sales as the cost of compression software sales is minimal. Cost of product sales decreased 59% from $232,000 in the second quarter of 2000 to $95,000 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 20% in the second quarter of 2000 to 14% in the current year quarter. For the six months ended June 30, cost of product sales decreased 27% from $375,000 in 2000 to $275,000 in 2001. As a percentage of product revenue, cost of product sales decreased from 16% in the first six months of 2000 to 13% in the corresponding period of 2001. For the three and six month periods, the decrease in cost of product sales dollars is primarily due to lower equipment sales. The improvement in gross margins on product sales is due to a higher percentage of compression software sales in the product sales mix.

         COST OF CONTRACT REVENUE. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects. Cost of contract revenue decreased 12% from $2.2 million in the second quarter of 2000 to $1.9 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue increased from 66% in the second quarter of 2000 to 87% in the current year quarter. For the six months ended June 30, cost of contract revenue decreased 1% from $4.2 million in 2000 to $4.1 million in 2001. As a percentage of contract revenue, cost of contract revenue increased from 68% in the first six months of 2000 to 85% in the corresponding period of 2001. For the three and six month periods, the margin decline was primarily due to fewer customer contracts and a greater proportion of engineering service fees in contract revenue compared to higher margin license fees.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our telecommunications intellectual property offerings, and our compression software technology. Research and development expense increased by 55% from $1.3 million in the second quarter of 2000 to $2.1 million in the current year quarter. As a percentage of total revenue, research and development expense increased from 19% in the second quarter of 2000 to 52% in the current year quarter. For the six months ended June 30, research and development expense increased by 42% from $2.8 million in 2000 to $3.9 million in 2001. As a percentage of total revenue, research and development expense increased from 20% in the first six months of 2000 to 32% in the corresponding period of 2001. For the three and six month periods, the dollar increase was primarily due to increased spending on non-customer-specific research and development projects, including projects related to voice enabled DSL (VeDSL(TM)), Dr. DSL(R), DMTflex(TM), FastADSL(TM), G.SHDSL, wireless communications, and power line communications.

         SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 20% from $673,000 in the second quarter of 2000 to $810,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense increased from 10% in the second quarter of 2000 to 20% in the current year quarter. For the six months ended June 30, selling and marketing expense increased 11% from $1.3 million in 2000 to $1.5 million in 2001. As a percentage of total revenue, sales and marketing expense increased from 10% in the first six months of 2000 to 12% in the corresponding period of 2001. For the three and six month periods, the dollar increase was primarily due to the addition of sales staff as well as increased spending on tradeshows, which was partially offset by lower sales commission and public relations expenses.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense decreased 10% from $831,000 in the second quarter of 2000 to $744,000 in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 12% in the first quarter of 2000 to 19% in the current year quarter. For the six months ended June 30, general and administrative expense decreased 4% from $1.5 million in 2000 to $1.4 million in 2001. As a percentage of revenue, general and administrative expense increased from 11% in the first six months of 2000 to 12% in the corresponding period of 2001. For the three and six month periods, the dollar decrease was primarily due to lower provisions for bad debts and public company expenses.

         INTEREST INCOME. Interest income decreased 5% from $670,000 in the second quarter of 2000 to $637,000 in the current year quarter. The dollar decrease is primarily due to lower interest rates on our cash investments, which was partially offset by higher cash balances.

For the six months ended June 30, interest income increased 15% from $1.2 million in 2000 to $1.4 million in 2001. The dollar increase is primarily due to higher cash balances, which was partially offset by lower interest rates on our cash investments. Higher cash balances were primarily due to positive cash flows from operations during 2000 and the first half of 2001.

         INCOME TAXES. Prior to the fourth quarter of 2000, we did not make provisions for income taxes as our historical net losses had resulted in tax loss and credit carryfowards that we used to offset any income tax expense. In the fourth quarter of 2000, we determined that based on our continuing profitability, it was more likely than not that we would realize a portion of our tax assets, and recorded a deferred tax asset of $7.1 million as of December 31, 2000. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

After utilizing all our tax carryforwards in the fourth quarter of 2000 that would provide an income statement benefit, we began recording income tax expense in the first quarter of 2001. We estimated an effective income tax rate of 40% in the first quarter of 2001 based on our expectations of full year 2001 revenue and profitability. As 2001 progressed, it became apparent that conditions in the ADSL market were adversely affecting our earlier revenue and profit expectations. Consequently, we revised our estimated effective tax rate for the year from 40% to 13%. The downward revision in the rate resulted in a $1.1 million tax benefit in the second quarter of 2001 to adjust to the current estimated rate for 2001. The estimated effective tax rate is lower than the statutory rate because of the impact of research and development credits.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2000 we changed our method of revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The cumulative effect of the change on prior years resulted in a charge to income of $1.6 million in the first quarter of 2000. Of this amount, $0.7 million was recognized as revenue in 2000, and $0.9 million was recognized as revenue during the first quarter of 2001. We have adjusted our results for the three and six month periods ended June 30, 2000 to conform with SAB 101.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had cash, cash equivalents and short-term investments of $60.2 million, which represents an increase of $2.7 million from December 31, 2000. The increase is primarily due to $3.3 million of cash provided from operations and $259,000 of proceeds from the exercise of employee stock options, which was partially offset by $870,000 of cash invested in capital equipment.

Cash provided from operations in the first six months of 2001 was primarily the result of our profitable operations. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment, and furniture used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months.


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

OUR INDUSTRY IS EXPERIENCING EXCESS CENTRAL OFFICE CAPACITY AND HAS EXCESS CHIPSET INVENTORY

More ADSL chipsets were sold in 2000 than were required by new subscribers. This imbalance has led to overcapacity at ADSL service providers' central offices, as well as excess chipset inventory at ADSL equipment manufacturers. Because of this, chipset demand has been lower during 2001. We expect that lower demand will continue during the remainder of this year as the DSL market continues to absorb excess central office capacity and chipset inventory. If current conditions continue beyond this year, our revenue could continue to be adversely affected in those future periods.


WE HAVE BEGUN TO EXPERIENCE OPERATING LOSSES

We had an operating loss during the second quarter of 2001 for the first time in ten quarters. We expect that we will have an operating loss and a net loss for the third quarter of 2001. We may continue to experience losses beyond the third quarter of 2001 if the ADSL market does not recover by then.


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


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2000 and the first half of 2001, we derived a significant amount of our total revenue from Analog Devices, Inc. ADI was the first customer to license ADSL technology from us in 1993 and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. While we expect to see an increase in the number of our customers with ADSL chipsets on the market, our revenue in the near term is highly dependent upon ADI's ability to maintain their market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI is unable to maintain market share or experiences further price erosion in its ADSL chipsets, our revenue could continue to decline.


OUR SUCCESS REQUIRES ACCEPTANCE OF OUR DSL TECHNOLOGY BY A VARIETY OF MARKET PARTICIPANTS

Due to our business strategy, our success is dependent on our ability to generate significant royalties from our licensing arrangements with semiconductor manufacturers. Our ability to generate significant royalties is materially affected by the acceptance of high-speed access over telephone lines in general, and our DSL technology in particular. Specifically, our DSL technology must be accepted by various market participants, including:

     o EQUIPMENT COMPANIES, particularly those that develop and market high-volume business and consumer products such as central office line cards, modems and personal computers, must purchase chipsets containing our DSL technology from our licensees for us to be successful. There are other solutions available for equipment companies seeking to offer high-speed network access products. Therefore, we face the risk that equipment manufacturers will choose chipset solutions that do not incorporate our technology. Generally, our ability to influence their decision whether to adopt our technology is limited. If equipment companies do not build equipment based on our DSL technology, our business will be seriously harmed.

     o SERVICE PROVIDERS must deploy DSL services based on our technology. If service providers do not deploy services based on DSL technology, our business will be seriously harmed.

     o END USERS must purchase services that incorporate our technology. If end users do not purchase services based on DSL technology, our business will be seriously harmed.

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

         TECHNOLOGY LICENSING COMPETITION. Semiconductor and equipment manufacturers that develop and sell DSL products may either develop DSL technology internally or license it from third parties. We face competition from internal development teams within potential customers as well as from third parties. Some of these potential customers are some of the largest semiconductor and equipment companies in the world. Furthermore, our current customers may choose to abandon joint development projects with us and develop DSL solutions without using our technology.

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

We do not use derivative financial instruments for speculative or trading purposes. As of June 30, 2001, all of our investments matured in twelve months or less. Due to the short duration of the financial instruments we invest in, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

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




                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On May 24, 2001, we held our Annual Meeting of Stockholders (the "Annual Meeting"). Each of David Ehreth and John K. Kerr was elected to serve as a Class II director for a term expiring at our annual meeting of stockholders in 2004 or a special meeting in lieu thereof. Each of Michael A. Tzannes, Edmund C. Reiter and G. David Forney continued to serve as a director following the Annual Meeting.

The votes cast to elect the Class II directors were:

         Name                     For                     Abstain
         ----                     ---                     --------

         David Ehreth             19,854,517              238,568
         John K. Kerr             19,717,328              375,757

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


                                      AWARE, INC.


         Date: August 10, 2001        By:    /s/ Michael A. Tzannes
                                             ----------------------
                                             Michael A. Tzannes, Chief Executive
                                             Officer


         Date: August 10, 2001        By:    /s/ Richard P. Moberg
                                             ---------------------
                                             Richard P. Moberg, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)