Form 10-Q
period 2001-09-30
AWARE INC /MA/
filed 2001-11-13
CIK 1015739

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                        COMMISSION FILE NUMBER 000-21129


                                   AWARE, INC.
                                  ------------
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

Indicate the number of shares outstanding of the issuer's common stock as of October 26, 2001:

               CLASS                               NUMBER OF SHARES OUTSTANDING
               -----                               ----------------------------
Common Stock, par value $0.01 per share                  22,639,503 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2001 and December 31, 2000..........................   3

         Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2001
         and September 30, 2000............................................   4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2001
         and September 30, 2000............................................   5

         Notes to Consolidated Financial Statements........................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   9

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk.......................................................  19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  20

Item 2.  Changes in Securities in Use of Proceeds..........................  20

Item 6.  Exhibits and Reports on Form 8-K..................................  21

         Signatures........................................................  21

                          PART I. FINANCIAL INFORMATION
                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                           2001                 2000
                                                                                     -----------------     ----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................             $55,149               $51,662
     Short-term investments...................................................               3,020                 5,841
     Accounts receivable, net.................................................               2,985                 5,200
     Inventories..............................................................                 367                   167
     Deferred tax assets......................................................               7,093                 7,093
     Prepaid expenses and other assets........................................                 502                   300
                                                                                     -----------------     ----------------
           Total current assets                                                             69,116                70,263
                                                                                     -----------------     ----------------

Property and equipment, net...................................................              10,983                11,187
Other assets, net.............................................................                 160                     -
                                                                                     -----------------     ----------------
           Total assets.......................................................             $80,259               $81,450
                                                                                     =================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                 $550                  $483
     Accrued expenses ........................................................                 359                   332
     Accrued compensation ....................................................                 539                   664
     Accrued professional.....................................................                 140                   169
     Deferred revenue.........................................................                  18                 1,469
                                                                                     -----------------     ----------------
             Total current liabilities........................................               1,606                 3,117
                                                                                     -----------------     ----------------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                   -                     -
      Common stock, $.01 par value; 30,000,000 shares authorized; issued
             and outstanding, 22,639,503 in 2001 and 22,606,277 in 2000......                  226                   226
      Additional paid-in capital..............................................              77,071                76,809
      Retained earnings......................................................                1,356                 1,298
                                                                                     -----------------     ----------------
             Total stockholders' equity......................................               78,653                78,333
                                                                                     -----------------     ----------------

             Total liabilities and stockholders' equity.......................             $80,259               $81,450
                                                                                     =================     ================





    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                         -------------------------------    ------------------------------
                                                              2001            2000               2001           2000
                                                         -------------------------------    ------------------------------

Revenue:
    Product sales.......................................           $819          $1,184             $2,959         $3,550
    Contract revenue....................................          1,538           3,021              6,412          9,126
    Royalties...........................................            751           3,814              5,972          8,924
                                                         -------------------------------    ------------------------------
     Total revenue.....................................           3,108           8,019             15,343         21,600

Costs and expenses:
    Cost of product sales...............................            173             231                447            606
    Cost of contract revenue............................          1,376           2,342              5,516          6,518
    Research and development............................          3,007           1,414              6,917          4,167
    Selling and marketing...............................            704             602              2,186          1,942
    General and administrative..........................            722             766              2,172          2,269
                                                         -------------------------------    ------------------------------
     Total costs and expenses...........................          5,982           5,355             17,238         15,502

Income (loss) from operations...........................         (2,874)          2,664             (1,895)         6,098
Interest income.........................................            522             757              1,953          1,997
                                                         -------------------------------    ------------------------------

Income (loss) before benefit for income taxes and
    cumulative effect of change in accounting principle.         (2,352)          3,421                 58          8,095
Benefit from income taxes...............................            313               -                  -              -
                                                         -------------------------------    ------------------------------
Income (loss) before cumulative effect of change in
    accounting principle................................         (2,039)          3,421                 58          8,095
Cumulative effect of change in accounting principle
    (Note E)............................................              -               -                  -         (1,618)
                                                         -------------------------------    ------------------------------

Net income (loss).......................................        ($2,039)         $3,421                $58         $6,477
                                                         ===============================    ==============================

Basic income per share:
   Income (loss) before cumulative effect of change in
      accounting principle..............................         ($0.09)          $0.15              $0.00          $0.36
   Cumulative effect of change in accounting principle..              -               -                  -         ($0.07)
                                                         -------------------------------    ------------------------------
   Net income (loss) per share..........................         ($0.09)          $0.15              $0.00          $0.29
                                                         ===============================    ==============================

Diluted income per share:
   Income (loss) before cumulative effect of change in
      accounting principle..............................         ($0.09)          $0.14              $0.00          $0.34
   Cumulative effect of change in accounting principle..              -               -                  -         ($0.07)
                                                         -------------------------------    ------------------------------
   Net income (loss) per share..........................         ($0.09)          $0.14              $0.00          $0.27
                                                         ===============================    ==============================

Weighted average shares - basic.........................         22,639          22,529             22,621         22,412
Weighted average shares - diluted.......................         22,639          23,957             22,876         23,879

    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                      ------------------------------------
                                                                            2001                2000
                                                                      ----------------    ----------------

Cash flows from operating activities:
   Net income....................................................                $58              $6,477
   Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization................................              1,249               1,345
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable.....................................              2,215                (421)
         Inventories.............................................               (200)                (91)
         Prepaid expenses........................................               (202)               (104)
         Accounts payable........................................                 67                (143)
         Accrued expenses........................................               (127)                 72
         Deferred revenue........................................             (1,451)              1,728
                                                                      ----------------    ----------------
            Net cash provided by operating activities............              1,609               8,863
                                                                      ----------------    ----------------

Cash flows from investing activities:
    Purchases of property and equipment..........................             (1,030)               (963)
    Other assets.................................................               (175)                500
    Net sales of short-term investments..........................              2,821              (2,554)
                                                                      ----------------    ----------------
            Net cash (used in) provided by investing activities..              1,616              (3,017)
                                                                      ----------------    ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock......................                262               7,017
                                                                      ----------------    ----------------
            Net cash provided by financing activities............                262               7,017
                                                                      ----------------    ----------------

Increase in cash and cash equivalents............................              3,487              12,863
Cash and cash equivalents, beginning of period...................             51,662              35,248
                                                                      ----------------    ----------------

Cash and cash equivalents, end of period.........................            $55,149             $48,111
                                                                      ================    ================





The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2001, and of operations and cash flows for the interim periods ended September 30, 2001 and 2000.

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

         The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year.


B)       INVENTORY

         Inventory consists primarily of the following (in thousands):

                                           SEPTEMBER 30,      DECEMBER 31,
                                                2001             2000
                                         ---------------    ---------------
           Raw materials.................      $355              $142
           Finished goods................        12                25
                                         ---------------    ---------------
                  Total..................      $367              $167
                                         ===============    ===============

C)       COMPUTATION OF EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

         Net income or loss per share is calculated as follows (in thousands, except per share data):


                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ---------------------------   ---------------------------
                                                     ---------------------------   ---------------------------
                                                         2001          2000            2001          2000
                                                     ------------- -------------   ------------- -------------

   Net income (loss).................................    ($2,039)      $3,421               $58       $6,477

   Weighted average common shares outstanding........     22,639       22,529            22,621       22,412
   Additional dilutive common stock equivalents......          -        1,428               255        1,467
                                                     ------------- -------------   ------------- -------------
   Diluted shares outstanding .......................     22,639       23,957            22,876       23,879
                                                     ============= =============   ============= =============

   Net income (loss) per share - basic...............     ($0.09)       $0.15            $0.00         $0.29
   Net income (loss) per share - diluted.............     ($0.09)       $0.14            $0.00         $0.27

         For the three month period ended September 30, 2001, common stock equivalents were not included in the computation of diluted earnings per share, because the Company had a net loss and the effect of their inclusion would have been anti-dilutive. Anti-dilutive common stock equivalents not included in per share calculations for the three months ended September 30, 2001 were 65,329.

         For the three and nine month periods ended September 30, 2001, options to purchase shares of the Company's common stock totaling 5,259,223 and 3,496,090 respectively, were outstanding, but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive due to the fact that the exercise price was in excess of the fair market value. For the three and nine month periods ended September 30, 2000, options to purchase shares of the Company's common stock totaling 621,935 and 932,309 respectively, were outstanding, but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

D)       BUSINESS SEGMENTS

         The Company organizes itself as one segment and conducts its operations in the United States.

         The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):


                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                          ----------------------------  ----------------------------
                                              2001           2000           2001          2000
                                          -------------  -------------  ------------- --------------

  United States...........................     $2,849         $7,521        $14,507       $18,040
  Rest of World...........................        259            498            836         3,560
                                          -------------  -------------  ------------- --------------
                                               $3,108         $8,019        $15,343       $21,600
                                          =============  =============  ============= ==============

E)       RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2000 we changed our method of revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The cumulative effect of the change on prior years resulted in a charge to income of $1.6 million in the first quarter of 2000. Of this amount, $0.7 million was recognized as revenue in 2000, and $0.9 million was recognized as revenue during the first quarter of 2001. The Company has adjusted its results for the three and nine month periods ended September 30, 2000 to conform with SAB 101.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently determining the impact, if any, SFAS 144 will have on its financial position and results of operations.

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


RESULTS OF OPERATIONS

         PRODUCT SALES. Product sales consist primarily of revenue from the sale of digital subscriber line ("DSL") equipment and compression software products. The products that comprise DSL equipment sales are primarily test and development systems and board level products known as modules.

Product sales decreased 31% from $1.2 million in the third quarter of 2000 to $819,000 in the current year quarter. As a percentage of total revenue, product sales increased from 15% in the third quarter of 2000 to 26% in the current year quarter. The dollar decrease was primarily due to a decrease in revenue from the sale of test and development systems and lower revenue from the sale of compression software, which was partially offset by an increase in revenue from the sale of modules. DSL test and development system revenue decreased primarily due to a slowdown in capital spending in the telecommunications industry in 2001. Compression software revenue decreased primarily due to lower demand by our OEM customers. Module sales were higher primarily due to sales of modules to a customer that licensed our Dr. DSL(R) technology and designs.

For the nine months ended September 30, product sales decreased 17% from $3.6 million in 2000 to $3.0 million in 2001. As a percentage of total revenue, product sales increased from 16% in the first nine months of 2000 to 19% in the corresponding period of 2001. The dollar decrease was primarily due to a decrease in revenue from the sale of test and development systems, which was partially offset by an increase in revenue from the sale of compression software. DSL test and development system revenue decreased primarily due to a slowdown in capital spending in the telecommunications industry in 2001. Compression software revenue was higher due to a large sale of our electronic identification products in the first quarter of 2001.

         CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop asymmetric digital subscriber line ("ADSL") chipsets.

Contract revenue decreased 49% from $3.0 million in the third quarter of 2000 to $1.5 million in the current year quarter. As a percentage of total revenue, contract revenue increased from 38% in the third quarter of 2000 to 49% in the current year quarter. For the nine months ended September 30, contract revenue decreased 30% from $9.1 million in 2000 to $6.4 million in 2001. As a percentage of total revenue, contract revenue was 42% for both nine month periods. The dollar decrease, in the three and nine month periods, was primarily due to a reluctance by semiconductor customers to begin new DSL chip projects given current general economic and DSL market conditions. Customers continue to cautiously evaluate new chipset projects, or postpone projects until their business improves or they raise capital. We expect that current market conditions will continue for the remainder of this year and perhaps into 2002.

     ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties decreased 80% from $3.8 million in the third quarter of 2000 to $751,000 in the current year quarter. As a percentage of total revenue, royalties decreased from 48% in the third quarter of 2000 to 24% in the current year quarter. For the nine months ended September 30, royalties decreased 33% from $8.9 million in 2000 to $6.0 million in 2001. As a percentage of total revenue, royalties decreased from 41% in the first nine months of 2000 to 39% in the corresponding period of 2001. For the three and nine month periods, the decrease in royalties was primarily due to a decrease in ADSL chipset sales by Analog Devices, Inc. ("ADI"), which is our largest customer. While end-user demand for ADSL service remains strong, particularly outside of the United States, more ADSL chipsets were sold in 2000 than were required by new subscribers. This imbalance has led to overcapacity at ADSL service providers' central offices, as well as excess chipset inventory at ADSL equipment manufacturers. Because of this, chipset demand as well as pricing was lower during the first nine months of 2001. We expect that lower demand and pricing pressure will continue during the remainder of this year and into early next year as the DSL market attempts to stabilize itself.

     COST OF PRODUCT SALES. Since the cost of compression software license sales is minimal, cost of product sales consists primarily of the cost of DSL equipment sales. Cost of product sales decreased 25% from $231,000 in the third quarter of 2000 to $173,000 in the current year quarter. As a percentage of product sales, cost of product sales increased from 20% in the third quarter of 2000 to 21% in the current year quarter. For the nine months ended September 30, cost of product sales decreased 26% from $606,000 in 2000 to $447,000 in 2001. As a percentage of product sales, cost of product sales decreased from 17% in the first nine months of 2000 to 15% in the corresponding period of 2001. For the three and nine month periods, the decrease in cost of product sales dollars is primarily due to lower equipment sales and provisions for potentially obsolete or excess inventory.

     COST OF CONTRACT REVENUE. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects. Cost of contract revenue decreased 41% from $2.3 million in the third quarter of 2000 to $1.4 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue increased from 78% in the third quarter of 2000 to 89% in the current year quarter. For the nine months ended September 30, cost of contract revenue decreased 15% from $6.5 million in 2000 to $5.5 million in 2001. As a percentage of contract revenue, cost of contract revenue increased from 71% in the first nine months of 2000 to 86% in the corresponding period of 2001. For the three and nine month periods, the dollar and margin declines were primarily due to fewer customer contracts and a greater proportion of engineering service fees in contract revenue compared to higher margin license fees.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our telecommunications intellectual property offerings, and our compression software technology. Research and development expense increased by 113% from $1.4 million in the third quarter of 2000 to $3.0 million in the current year quarter. As a percentage of total revenue, research and development expense increased from 18% in the third quarter of 2000 to 97% in the current year quarter. For the nine months ended September 30, research and development expense increased by 66% from $4.2 million in 2000 to $6.9 million in 2001. As a percentage of total revenue, research and development expense increased from 19% in the first nine months of 2000 to 45% in the corresponding period of 2001. For the three and nine month periods, the dollar increase was primarily due to increased spending on non-customer-specific research and development projects, including projects such as voice enabled DSL (VeDSL(TM)), Dr. DSL(R), G.SHDSL, wireless local area network communications, power line communications, as well as other internal development projects.

         SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 17% from $602,000 in the third quarter of 2000 to $704,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense increased from 8% in the third quarter of 2000 to 23% in the current year quarter. For the nine months ended September 30, selling and marketing expense increased 13% from $1.9 million in 2000 to $2.2 million in 2001. As a percentage of total revenue, sales and marketing expense increased from 9% in the first nine months of 2000 to 14% in the corresponding period of 2001. For the three and nine month periods, the dollar increase was primarily due to the addition of sales staff, which was partially offset by lower sales commissions and public relations expenses.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense decreased 6% from $766,000 in the third quarter of 2000 to $722,000 in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 10% in the third quarter of 2000 to 23% in the current year quarter. For the nine months ended September 30, general and administrative expense decreased 4% from $2.3 million in 2000 to $2.2 million in 2001. As a percentage of revenue, general and administrative expense increased from 11% in the first nine months of 2000 to 14% in the corresponding period of 2001. For the three and nine month periods, the dollar decrease was primarily due to lower provisions for bad debts and public company expenses, which was partially offset by increased spending on administrative staff.

         INTEREST INCOME. Interest income decreased 31% from $757,000 in the third quarter of 2000 to $522,000 in the current year quarter. For the nine months ended September 30, interest income decreased 2% from $1,997,000 in 2000 to $1,953,000 in 2001. For the three and nine month periods, the dollar decrease is primarily due to lower interest rates on our cash investments, which was partially offset by higher cash balances. Higher cash balances were primarily due to positive cash flows from operations during 2000 and the first quarter of 2001.

         INCOME TAXES. Prior to the fourth quarter of 2000, we did not make provisions for income taxes as our historical net losses had resulted in tax loss and credit carryfowards that we used to offset any income tax expense. In the fourth quarter of 2000, we determined that based on our continuing profitability, it was more likely than not that we would realize a portion of our tax assets, and recorded a deferred tax asset of $7.1 million as of December 31, 2000. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets, including the effect of the current industry environment.

After utilizing all our tax carryforwards in the fourth quarter of 2000 that would provide an income statement benefit, we began recording income tax expense in the first quarter of 2001. We estimated an effective income tax rate of 40% in the first quarter of 2001 based on our expectations of full year 2001 revenue and profitability. As 2001 progressed, it became apparent that conditions in the ADSL market were adversely affecting our earlier revenue and profit expectations. Consequently, we revised our estimated effective tax rate for the year from 40% to 13% in the second quarter of 2001, and from 13% to zero in the third quarter of 2001. The most recent downward revision in the rate resulted in a $313,000 tax benefit in the third quarter of 2001 to adjust to the current estimated rate for 2001.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2000 we changed our method of revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The cumulative effect of the change on prior years resulted in a charge to income of $1.6 million in the first quarter of 2000. Of this amount, $0.7 million was recognized as revenue in 2000, and $0.9 million was recognized as revenue during the first quarter of 2001. We have adjusted our results for the three and nine month periods ended September 30, 2000 to conform with SAB 101.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash, cash equivalents and short-term investments of $58.2 million, which represents an increase of $666,000 from December 31, 2000. The increase is primarily due to $1.6 million of cash provided from operations and $262,000 of proceeds from the exercise of employee stock options, which was partially offset by $1.0 million of cash invested in capital equipment and $175,000 of cash invested in other assets.

Cash provided from operations in the first nine months of 2001 was primarily the result of net income, excluding non-cash depreciation and amortization expenses, and the collection of accounts receivables, which was partially offset by a decrease in deferred revenue. Capital spending on property and equipment and other assets was primarily related to the purchase of computer hardware and software, laboratory equipment, furniture, and licensed technology used principally in engineering activities.

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

OUR INDUSTRY IS EXPERIENCING EXCESS CENTRAL OFFICE CAPACITY AND HAS EXCESS CHIPSET INVENTORY

More ADSL chipsets were sold in 2000 than were required by new subscribers. This imbalance has led to overcapacity at ADSL service providers' central offices, as well as excess chipset inventory at ADSL equipment manufacturers. Because of this, chipset demand and pricing have been lower during 2001. We expect that lower demand and pricing will continue during the remainder of this year as the DSL market attempts to stabilize itself. If current conditions continue beyond this year, our revenue could continue to be adversely affected in those future periods.


WE HAVE BEGUN TO EXPERIENCE OPERATING LOSSES

We had an operating loss during the second and third quarters of 2001 after ten consecutive quarters of operating income. We expect that we will have an operating loss and a net loss for the fourth quarter of 2001. We may continue to experience losses beyond the fourth quarter of 2001 if the ADSL market does not recover.


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


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2000 and the first nine months of 2001, we derived a significant amount of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993 and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. While we expect to see an increase in the number of our customers with ADSL chipsets on the market, our revenue in the near term is highly dependent upon ADI's ability to maintain their market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI is unable to maintain market share or experiences further price erosion in its ADSL chipsets, our revenue could continue to decline.


OUR SUCCESS REQUIRES ACCEPTANCE OF OUR DSL TECHNOLOGY BY A VARIETY OF MARKET PARTICIPANTS

Due to our business strategy, our success is dependent on our ability to generate significant royalties from our licensing arrangements with semiconductor manufacturers. Our ability to generate significant royalties is materially affected by the acceptance of high-speed access over telephone lines in general, and our DSL technology in particular. Specifically, our DSL technology must be accepted by various market participants, including:

     |X| EQUIPMENT COMPANIES, particularly those that develop and market high-volume business and consumer products such as central office line cards, modems and personal computers, must purchase chipsets containing our DSL technology from our licensees for us to be successful. There are other solutions available for equipment companies seeking to offer high-speed network access products. Therefore, we face the risk that equipment manufacturers will choose chipset solutions that do not incorporate our technology. Generally, our ability to influence their decision whether to adopt our technology is limited. If equipment companies do not build equipment based on our DSL technology, our business will be seriously harmed.

     |X| SERVICE PROVIDERS must deploy DSL services based on our technology. If service providers do not deploy services based on DSL technology, our business will be seriously harmed.

     |X| END USERS must purchase services that incorporate our technology. If end users do not purchase services based on DSL technology, our business will be seriously harmed.

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

                                     ITEM 3:
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Historically, our investment portfolio has included:

     |X| Cash and cash equivalents, which consist of financial instruments with purchased maturities of three months or less; and

     |X| Short-term investments, which consist of financial instruments that meet the high quality standards specified in our investment policy. This policy dictates that all instruments mature in 3 years or less, and limits the amount of credit exposure to any one issue, issuer, and type of instrument.

We do not use derivative financial instruments for speculative or trading purposes. As of September 30, 2001, all of our investments matured in twelve months or less. Due to the short duration of the financial instruments we invest in, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

                           PART II. OTHER INFORMATION

                                     ITEM 1:
                                LEGAL PROCEEDINGS


From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.


                                     ITEM 2:
                    CHANGES IN SECURITIES IN USE OF PROCEEDS

On October 3, 2001, we filed a current report on Form 8-K, which reported the adoption of a stockholder rights plan.

                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS

       None



(B)  REPORTS ON 8-K

       On October 3, 2001, we filed a current report on Form 8-K, which reported the adoption of a stockholder rights plan.


--------------------







                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AWARE, INC.


       Date: November 12, 2001          By:  /s/ Michael A. Tzannes
                                             ----------------------
                                             Michael A. Tzannes, Chief
                                             Executive Officer


       Date: November 12, 2001          By:  /s/ Richard P. Moberg
                                             ---------------------
                                             Richard P. Moberg, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)