Form 10-Q
period 2002-03-31
AWARE INC /MA/
filed 2002-05-10
CIK 1015739

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

                             FOR THE QUARTER ENDED MARCH 31, 2002

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

                                  YES  X   NO
                                      ---     ---

Indicate the number of shares outstanding of the issuer's common stock as of April 30, 2002:

               CLASS                                NUMBER OF SHARES OUTSTANDING
               -----                                ----------------------------
Common Stock, par value $0.01 per share                    22,667,009 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I       FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets as of
             March 31, 2002 and December 31, 2001.................         3

             Consolidated Statements of Operations for the
             Three Months Ended March 31, 2002
             and March 31, 2001...................................         4

             Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2002
             and March 31, 2001...................................         5

             Notes to Consolidated Financial Statements...........         6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................         9

Item 3.      Quantitative and Qualitative Disclosures about
             Market Risk..........................................        20

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings....................................        21

Item 6.      Exhibits and Reports on Form 8-K.....................        22

             Signatures...........................................        22

                          PART I. FINANCIAL INFORMATION
                   ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                     MARCH 31,           DECEMBER 31,
                                                                                       2002                  2001
                                                                                  --------------       --------------
                                       ASSETS
Current assets:
  Cash and cash equivalents ..............................................           $ 52,323             $ 36,056
  Short-term investments .................................................              1,200               21,228
  Accounts receivable, net ...............................................              2,243                1,383
  Inventories ............................................................                237                  282
  Deferred tax assets ....................................................              1,811                1,811
  Prepaid expenses and other assets ......................................                667                  795
                                                                                  --------------       --------------
     Total current assets ................................................             58,481               61,555
                                                                                  --------------       --------------

Property and equipment, net ..............................................             10,892               10,937
Deferred tax assets ......................................................              5,282                5,282
Other assets, net ........................................................                298                  329
                                                                                  --------------       --------------
     Total assets ........................................................           $ 74,953             $ 78,103
                                                                                  ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................................         $    340             $    353
  Accrued expenses .........................................................              217                  521
  Accrued compensation .....................................................              586                  948
  Accrued professional .....................................................              169                  125
                                                                                  --------------       --------------
     Total current liabilities .............................................            1,312                1,947
                                                                                  --------------       --------------

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized,
     none outstanding ......................................................               --                   --
  Common stock, $.01 par value; 30,000,000 shares authorized; issued
     and outstanding, 22,667,009 in 2002 and 22,657,741 in 2001 ............              227                  227
  Additional paid-in capital ...............................................           77,212               77,151
  Retained earnings ........................................................           (3,798)              (1,222)
                                                                                  --------------       --------------
     Total stockholders' equity ............................................           73,641               76,156
                                                                                  --------------       --------------

     Total liabilities and stockholders' equity ............................         $ 74,953             $ 78,103
                                                                                  ==============       ==============


    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                       -----------------------------------
                                                                            2002                  2001
                                                                       ------------          -------------

Revenue:
  Product sales ..........................................               $  1,007              $  1,452
  Contract revenue .......................................                  2,093                 2,647
  Royalties ..............................................                    476                 4,119
                                                                       ------------          -------------
     Total revenue .......................................                  3,576                 8,218

Costs and expenses:
  Cost of product sales ..................................                    166                   180
  Cost of contract revenue ...............................                  1,465                 2,191
  Research and development ...............................                  3,365                 1,837
  Selling and marketing ..................................                    683                   672
  General and administrative .............................                    712                   705
                                                                       ------------          -------------
     Total costs and expenses ............................                  6,391                 5,585

Income (loss) from operations ............................                 (2,815)                2,633
Interest income ..........................................                    239                   794
                                                                       ------------          -------------

Income (loss) before provision for income taxes ..........                 (2,576)                3,427
Provision for income taxes ...............................                     --                 1,371
                                                                       ------------          -------------

Net income (loss) ........................................                ($2,576)             $  2,056
                                                                       ============          =============

Net income (loss) per share - basic ......................                 ($0.11)             $   0.09
Net income (loss) per share - diluted ....................                 ($0.11)             $   0.09

Weighted average shares - basic ..........................                 22,664                22,614
Weighted average shares - diluted ........................                 22,664                22,945

    The accompanying notes are an integral part of the financial statements.

                                  AWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 --------------------------------
                                                                                    2002                2001
                                                                                 ------------       -------------

Cash flows from operating activities:
  Net income (loss) ....................................................           ($ 2,576)          $  2,056
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ......................................                479                407
    Provision for doubtful accounts ....................................                 --                 25
    Increase (decrease) from changes in assets and liabilities:
      Accounts receivable ..............................................               (860)             2,043
      Inventories ......................................................                 45                (83)
      Deferred tax assets ..............................................                 --              1,371
      Prepaid expenses .................................................                128                (64)
      Accounts payable .................................................                (13)               116
      Accrued expenses .................................................               (622)              (140)
      Deferred revenue .................................................                 --             (1,416)
                                                                                 ------------       -------------
        Net cash provided by (used in) operating activities ............             (3,419)             4,315
                                                                                 ------------       -------------

Cash flows from investing activities:
  Purchases of property and equipment ..................................               (403)              (440)
  Net sales of short-term investments ..................................             20,028              3,602
                                                                                 ------------       -------------
        Net cash provided by investing activities ......................             19,625              3,162
                                                                                 ------------       -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...............................                 61                118
                                                                                 ------------       -------------
        Net cash provided by financing activities ......................                 61                118
                                                                                 ------------       -------------

Increase in cash and cash equivalents ..................................             16,267              7,595
Cash and cash equivalents, beginning of period .........................             36,056             51,662
                                                                                 ------------       -------------

Cash and cash equivalents, end of period ...............................           $ 52,323           $ 59,257
                                                                                 ============       =============


    The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)    BASIS OF PRESENTATION

      The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2002, and of operations and cash flows for the interim periods ended March 31, 2002 and 2001.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 2001 in conjunction with its 2001 Annual Report on Form 10-K.

      The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year.

B)    INVENTORY

      Inventory consists primarily of the following (in thousands):


                                                 MARCH 31,       DECEMBER 31,
                                                   2002              2001
                                             ----------------  ----------------
            Raw materials...................       $143              $146
            Finished goods..................         94               136
                                             ----------------  ----------------
                Total.......................       $237              $282
                                             ================  ================

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

      Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                           2002         2001
                                                       -----------   ----------

        Net income (loss).............................   ($2,576)      $2,056

        Weighted average common shares outstanding....    22,664       22,614
        Additional dilutive common stock equivalents..         -          331
                                                       -----------   ----------
        Diluted shares outstanding....................    22,664       22,945
                                                       ===========   ==========

        Net income (loss) per share - basic...........    ($0.11)       $0.09
        Net income (loss) per share - diluted.........    ($0.11)       $0.09

      For the three month period ended March 31, 2002, potential common stock equivalents of 447,572 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the three month periods ended March 31, 2002 and 2001, options to purchase 5,213,516 and 2,758,691 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

D)    BUSINESS SEGMENTS

      The Company organizes itself as one segment and conducts its operations in the United States.

      The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ------------------------
                                                          2002           2001
                                                       -----------   ----------
            United States............................    $3,018         $8,074
            Asia/Pacific.............................       427             31
            Rest of World............................       131            113
                                                       -----------   ----------
                                                         $3,576         $8,218
                                                       ===========   ==========

E)    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 in the first quarter of 2002. The implementation of SFAS No. 144 did not have an effect on our financial statements.

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


RESULTS OF OPERATIONS

      PRODUCT SALES. Product sales consist primarily of revenue from the sale of asymmetric digital subscriber line ("ADSL") equipment and compression software products. The products that comprise ADSL equipment sales are primarily test and development systems, modules, and modems.

Product sales decreased 31% from $1.5 million in the first quarter of 2001 to $1.0 million in the current year quarter. As a percentage of total revenue, product sales increased from 18% in the first quarter of 2001 to 28% in the current year quarter. The dollar decrease was primarily due to a decrease in revenue from the sale of compression software. The decline in compression software sales was due to a large electronic identification product sale in the prior year quarter that did not repeat in the current quarter.

      CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL chipsets.

Contract revenue decreased 21% from $2.6 million in the first quarter of 2001 to $2.1 million in the current year quarter. As a percentage of total revenue, contract revenue increased from 32% in the first quarter of 2001 to 59% in the current year quarter. The dollar decrease was primarily due to a difficult semiconductor industry environment. Both existing and prospective ADSL chipset licensees have been reluctant or slow to begin new development projects with us. We believe this is a result of the uncertainty in the semiconductor and telecommunications industries. We are uncertain when the market conditions we faced over the last four quarters will improve.

      ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties decreased 88% from $4.1 million in the first quarter of 2001 to $0.5 million in the current year quarter. As a percentage of total revenue, royalties decreased from 50% in the first quarter of 2001 to 13% in the current year quarter. The decrease in royalties was primarily due to a decrease in ADSL chipset sales by our largest customer, Analog Devices, Inc. ("ADI"). We believe that sluggish chipset demand and lower chipset prices were the primary reasons behind the decline in ADI's chipset sales. While worldwide demand for ADSL service remains strong, demand for ADSL chipsets has been weaker because of excess equipment capacity at telephone companies' central offices. Also, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply over the last year. We are uncertain when these market conditions will improve.

      COST OF PRODUCT SALES. Since the cost of compression software license sales is minimal, cost of product sales consists primarily of ADSL equipment sales. Cost of product sales decreased 8% from $180,000 in the first quarter of 2001 to $166,000 in the current year quarter. As a percentage of product sales, cost of product sales increased from 12% in the first quarter of 2001 to 16% in the current year quarter. In terms of dollars, the decrease in cost of product sales is primarily due to lower provisions for potentially obsolete or excess inventory during the current quarter. The decline in product margins was primarily due to a smaller proportion of compression software sales in the product sales revenue mix.

      COST OF CONTRACT REVENUE. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects. Our total engineering costs are allocated between cost of contract revenue and research and development expense. In a given period, the allocation of engineering costs between cost of contract revenue and research and development is a function of the level of effort expended on each. As a particular technology matures from the development stage to integration into customer chips, engineering costs typically shift from research and development to cost of contract revenue.

Cost of contract revenue decreased 33% from $2.2 million in the first quarter of 2001 to $1.5 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 83% in the first quarter of 2001 to 70% in the current year quarter. In terms of dollars, the decrease in cost of contract revenue was primarily due to fewer customer projects in the first quarter of 2002 as compared with the first quarter of 2001. The percentage decrease is primarily due to the mix of license fees and engineering service fees in contract revenue in the first quarter of 2001 as compared with the current year quarter.

      RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our broadband intellectual property offerings, and our compression software technology. Research and development expense increased by 83% from $1.8 million in the first quarter of 2001 to $3.4 million in the current year quarter. As a percentage of total revenue, research and development expense increased from 22% in the first quarter of 2001 to 94% in the current year quarter. The dollar increase was primarily due to increased spending on internal research and development projects, including core ADSL technology, VeDSL, Dr. DSL, G.SHDSL, wireless local area network communications, powerline communications as well as other development projects.

      SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 2% from $672,000 in the first quarter of 2001 to $683,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense increased from 8% in the first quarter of 2001 to 19% in the current year quarter. The dollar increase was primarily due to the addition of sales and marketing staff, which was mostly offset by lower spending on advertising and public relations.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense increased 1% from $705,000 in the first quarter of 2001 to $712,000 in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 9% in the first quarter of 2001 to 20% in the current year quarter.

      INTEREST INCOME. Interest income decreased 70% from $794,000 in the first quarter of 2001 to $239,000 in the current year quarter. The dollar decrease is primarily due to lower interest rates earned on our cash balances and to a lesser extent lower cash balances.

      INCOME TAXES. In the first quarter of 2001, we recorded a $1.4 million provision for income taxes based on our profitability in that quarter and our projected taxable income for 2001. As 2001 progressed, it became apparent that deteriorating ADSL market conditions would adversely affect our full year revenue and profit expectations. Consequently, we revised our 2001 effective tax rate and reversed the $1.4 million provision we recorded in the first quarter of 2001 in subsequent quarters during 2001. For the full year 2001, we made no provision for income taxes, because we had a net loss. Similarly, we made no provision for income taxes in the first quarter of 2002 because we had a net loss in that period as well.

As of March 31, 2002 [and December 31, 2001], we had net deferred tax assets of $7.1 million, which we believed was more likely than not that we would realize based on our projected taxable income in the next two years. The remaining deferred tax assets were fully reserved due to the uncertainty of realization. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had cash, cash equivalents and short-term investments of $53.5 million, which represents a decrease of $3.8 million from December 31, 2001. The decrease is primarily due to $3.4 million of cash used in operations, and $403,000 of cash invested in capital equipment.

Cash used in operations in the first three months of 2002 was primarily the result of operating losses and working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

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

It is also difficult for us to make accurate forecasts of royalty revenues. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the shipment of licensed integrated circuits in the prior quarter, and are dependent upon fluctuating sales volumes and/or prices of chips containing our technology, all of which are beyond our ability to control or assess in advance.

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

      o market acceptance of our broadband technologies by semiconductor companies;
      o the extent and timing of new license transactions with semiconductor companies;
      o changes in our and our licensees' development schedules and levels of expenditure on research and development;
      o     the loss of a strategic relationship with a licensee;
      o equipment companies' acceptance of integrated circuits produced by our licensees;
      o the loss by a licensee of a strategic relationship with an equipment company customer;
      o announcements or introductions of new technologies or products by us or our competitors;
      o delays or problems in the introduction or performance of enhancements or of future generations of our technology;
      o delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
      o competitive pressures resulting in lower contract revenues or royalty rates;
      o personnel changes, particularly those involving engineering and technical personnel;
      o     costs associated with protecting our intellectual property;
      o the potential that licensees could fail to make payments under their current contracts;
      o ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market surpluses;
      o     regulatory developments;
      o     and general economic trends and other factors.

WE HAVE BEGUN TO EXPERIENCE NET LOSSES

We had a net loss during 2001 and the first quarter of 2002. We expect that we will have a net loss during the second quarter of 2002. We may continue to experience losses beyond the second quarter of 2002 if the semiconductor and telecommunications markets do not recover from the downturn that began in 2001.

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

We face numerous risks in successfully obtaining suitable licensees on terms consistent with our business model, including, among others:

      o we must typically undergo a lengthy and expensive process of building a relationship with a potential licensee before there is any assurance of a license agreement with such party;
      o we must persuade semiconductor and equipment manufacturers with significant resources to rely on us for critical technology on an ongoing basis rather than trying to develop similar technology internally;

      o we must persuade potential licensees to bear development costs associated with our technology applications and to make the necessary investment to successfully produce chipsets and products using our technology; and
      o     we must successfully transfer technical know-how to licensees.

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

Our business could be seriously harmed if:

      o     we cannot obtain suitable licensees;
      o our licensees fail to achieve significant sales of chipsets or products incorporating our technology;
      o or we otherwise fail to implement our business strategy successfully.

WE DEPEND SUBSTANTIALLY UPON A LIMITED NUMBER OF LICENSEES

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

WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2001 and the first quarter of 2002, we derived a significant amount of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993 and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. While we expect to see an increase in the number of our customers with ADSL chipsets on the market, our revenue in the near term is highly dependent upon ADI's ability to maintain its market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, or experiences further price erosion in its ADSL chipsets, our royalty revenue could continue to decline.

OUR SUCCESS REQUIRES ACCEPTANCE OF OUR TECHNOLOGY BY EQUIPMENT COMPANIES

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


OUR SUCCESS REQUIRES TELEPHONE COMPANIES TO INSTALL ADSL SERVICE IN VOLUME

The success of our ADSL licensing business depends upon telephone companies installing ADSL service in significant volumes. Factors that affect the volume deployment of ADSL service include:

      o the desire of telephone companies to install ADSL service, which is dependent on the development of a viable business model for ADSL service, including the capability to market, sell, install and maintain the service;
      o     the pricing of ADSL services by telephone companies;
      o     the quality of telephone companies' networks;
      o     government regulations; and
      o the willingness of residential telephone customers to demand ADSL service in the face of competitive service offerings, such as cable modems.

If telephone companies do not install ADSL service in significant volumes, or if telephone companies install ADSL service in significant volumes, but their service offerings are not based on our technology, our business will be seriously harmed.

WE RELY ON THE ADSL MARKET; UNIT VOLUMES AND CHIPSET PRICING

The royalties we receive are influenced by many of the risks faced by the ADSL market in general; including reduced average selling prices ("ASPs") during periods of surplus. In 2000 and 2001, the ADSL industry experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. Such price decreases, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Lower unit demand and pricing pressures may continue during the second quarter of 2002 and beyond. There can be no assurance that decreases in ADSL chipset prices or in per unit royalties received by us will not seriously harm our business.

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

WE FACE INTENSE COMPETITION FROM A WIDE RANGE OF COMPETITORS

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

WE MAY REQUIRE ADDITIONAL HIGHLY QUALIFIED ENGINEERING PERSONNEL

Our future success will depend significantly on our ability to attract, motivate and retain additional highly qualified engineering personnel. Competition for qualified engineers can be intense and there are a limited number of available persons with the necessary knowledge and experience in DSL, chip design and related technologies. Finding, training and integrating additional qualified personnel is likely to be difficult and expensive, and we may be unable to do so successfully. In the past, we were not able to hire all of the engineers that we wanted to hire. If we are unable to hire and retain a sufficient number of engineers, our business could be seriously harmed.

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE

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

      o changes in ADSL market growth rates as well as investor perceptions regarding the investment opportunity that companies participating in the ADSL industry afford them;
      o     changes in earnings estimates by public market analysts;
      o     key personnel losses;
      o     sales of common stock; and
      o developments or announcements with respect to industry standards, patents or proprietary rights.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.


OUR BUSINESS MAY BE AFFECTED BY GOVERNMENT REGULATIONS

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

                                     ITEM 3:
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio has included:

      o Cash and cash equivalents, which consist of financial instruments with original maturities of three months or less; and
      o Investments, which consist of financial instruments that meet the high quality standards specified in our investment policy. This policy dictates that all instruments mature in three years or less, and limits the amount of credit exposure to any one issue, issuer, and type of instrument.

We do not use derivative financial instruments for speculative or trading purposes. As of March 31, 2002, all of our investments matured in twelve months or less. Due to the short duration of the financial instruments we invest in, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

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


                                         AWARE, INC.


      Date: May 10, 2002                 By: /s/ Michael A. Tzannes
                                             -----------------------
                                             Michael A. Tzannes, Chief Executive
                                             Officer


      Date: May 10, 2002                 By: /s/ Richard P. Moberg
                                             ---------------------
                                             Richard P. Moberg, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)