Form 10-Q
period 2002-06-30
AWARE INC /MA/
filed 2002-08-12
CIK 1015739

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

                       For the quarter ended June 30, 2002

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

                                    YES  X  NO
                                        ---    ---

Indicate the number of shares outstanding of the issuer's common stock as of July 31, 2002:

               CLASS                               NUMBER OF SHARES OUTSTANDING
               -----                               ----------------------------
Common Stock, par value $0.01 per share                 22,686,030 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002


                                TABLE OF CONTENTS


                                                                           Page
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         June 30, 2002 and December 31, 2001............................    3

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2002
         and June 30, 2001..............................................    4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2002
         and June 30, 2001..............................................    5

         Notes to Consolidated Financial Statements.....................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   10

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk....................................................   23

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   24

Item 4.  Submission of Matters to a Vote of Security Holders............   24

Item 5.  Other Information..............................................   25

Item 6.  Exhibits and Reports on Form 8-K...............................   25

         Signatures.....................................................   26

                          PART I. FINANCIAL INFORMATION
                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        JUNE 30,            DECEMBER 31,
                                                                                          2002                 2001
                                                                                     ----------------     ----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................             $44,129              $36,056
     Short-term investments...................................................               7,892               21,228
     Accounts receivable, net.................................................               2,604                1,383
     Inventories..............................................................                 103                  282
     Deferred tax assets......................................................                   -                1,811
     Prepaid expenses and other assets........................................                 439                  795
                                                                                     ----------------     ----------------
           Total current assets                                                             55,167               61,555
                                                                                     ----------------     ----------------

Property and equipment, net...................................................              10,524               10,937
Deferred tax assets...........................................................               7,093                5,282
Other assets, net.............................................................                 267                  329
                                                                                     ----------------     ----------------

           Total assets.......................................................             $73,051              $78,103
                                                                                     ================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                 $201                 $353
     Accrued expenses ........................................................                 180                  521
     Accrued compensation ....................................................                 856                  948
     Accrued professional.....................................................                 194                  125
     Deferred revenue.........................................................                  49                    -
                                                                                     ----------------     ----------------
             Total current liabilities........................................               1,480                1,947
                                                                                     ----------------     ----------------
Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                   -                    -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
             and outstanding, 22,686,030 in 2002 and 22,657,741 in 2001......                  227                  227
      Additional paid-in capital..............................................              77,272               77,151
      Accumulated deficit....................................................               (5,928)              (1,222)
                                                                                     ----------------     ----------------
             Total stockholders' equity......................................               71,571               76,156
                                                                                     ----------------     ----------------

             Total liabilities and stockholders' equity.......................             $73,051              $78,103
                                                                                     ================     ================

                               The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                         -------------------------------    ------------------------------
                                                              2002            2001               2002           2001
                                                         --------------- ---------------    --------------- --------------
Revenue:
    Product sales.......................................         $1,095            $687             $2,102         $2,139
    Contract revenue....................................          2,158           2,228              4,251          4,875
    Royalties...........................................            759           1,102              1,235          5,221
                                                         --------------- ---------------    --------------- --------------
     Total revenue.....................................           4,012           4,017              7,588         12,235

Costs and expenses:
    Cost of product sales...............................            176              95                342            275
    Cost of contract revenue............................          1,527           1,949              2,992          4,140
    Research and development............................          3,172           2,074              6,537          3,910
    Selling and marketing...............................            818             810              1,501          1,482
    General and administrative..........................            681             744              1,393          1,450
                                                         --------------- ---------------    --------------- --------------
     Total costs and expenses...........................          6,374           5,672             12,765         11,257

Income (loss) from operations...........................         (2,362)         (1,655)            (5,177)           978
Interest income.........................................            232             637                471          1,431
                                                         --------------- ---------------    --------------- --------------

Income (loss) before provision for income taxes.........         (2,130)         (1,018)            (4,706)         2,409
Benefit from (provision for) income taxes...............              -           1,058                  -           (313)
                                                         --------------- ---------------    --------------- --------------

Net income (loss).......................................        ($2,130)            $40            ($4,706)        $2,096
                                                         =============== ===============    =============== ==============

Net income (loss) per share.............................         ($0.09)         $0.00             ($0.21)         $0.09
Net income (loss) per share.............................         ($0.09)         $0.00             ($0.21)         $0.09


Weighted average shares - basic.........................         22,673         22,625              22,669         22,619
Weighted average shares - diluted.......................         22,673         22,754              22,669         22,866


                               The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                   ------------------------------------
                                                                        2002                2001
                                                                   ----------------    ----------------
Cash flows from operating activities:
   Net income (loss)..........................................            ($4,706)             $2,096
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization...........................                941                 815
      Provision for doubtful accounts.........................                  -                  25
      Increase (decrease) from changes in assets and
       liabilities:
         Accounts receivable..................................             (1,221)              1,348
         Inventories..........................................                179                 (98)
         Deferred tax assets..................................                  -                 313
         Prepaid expenses and other assets ...................                356                  (3)
         Accounts payable.....................................               (152)                (57)
         Accrued expenses.....................................               (364)                142
         Deferred revenue.....................................                 49              (1,249)
                                                                   ----------------    ----------------
            Net cash provided by (used in) operating
               activities.....................................             (4,918)              3,332
                                                                   ----------------    ----------------

Cash flows from investing activities:
    Purchases of property and equipment.......................               (466)               (870)
    Net sales of short-term investments.......................             13,336                 822
                                                                   ----------------    ----------------
            Net cash provided by (used in) investing
               activities.....................................             12,870                 (48)
                                                                   ----------------    ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock...................                121                 259
                                                                   ----------------    ----------------
            Net cash provided by financing activities.........                121                 259
                                                                   ----------------    ----------------

Increase in cash and cash equivalents.........................              8,073               3,543
Cash and cash equivalents, beginning of period................             36,056              51,662
                                                                   ----------------    ----------------

Cash and cash equivalents, end of period......................            $44,129             $55,205
                                                                   ================    ================


                               The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)    BASIS OF PRESENTATION

      The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2002, and of operations and cash flows for the interim periods ended June 30, 2002 and 2001.

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

      The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year.


B)    INVENTORY

      Inventory consists primarily of the following (in thousands):

                                         JUNE 30,             DECEMBER 31,
                                           2002                  2001
                                   -------------------    -------------------
      Raw materials................        $  85                   $146
      Finished goods...............           18                    136
                                   -------------------    -------------------
             Total.................         $103                   $282
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

      Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                     ---------------------------   ---------------------------
                                                         2002          2001            2002          2001
                                                     ------------- -------------   ------------- -------------
   Net income (loss).................................    ($2,130)         $40           ($4,706)      $2,096

   Weighted average common shares outstanding........     22,673       22,625            22,669       22,619
   Additional dilutive common stock equivalents......          -          129                 -          247
                                                     ------------- -------------   ------------- -------------
   Diluted shares outstanding .......................     22,673       22,754            22,669       22,866
                                                     ============= =============   ============= =============

   Net income (loss) per share - basic...............     ($0.09)       $0.00           ($0.21)        $0.09
   Net income (loss) per share - diluted.............     ($0.09)       $0.00           ($0.21)        $0.09


      For the three and six month periods ended June 30, 2002, potential common stock equivalents of 148,885 and 305,905 respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the three month periods ended June 30, 2002 and 2001, options to purchase 5,427,845 and 3,551,090 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive. For the six month periods ended June 30, 2002 and 2001, options to purchase 5,175,682 and 3,323,248 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

D)    BUSINESS SEGMENTS

      The Company organizes itself as one segment and conducts its operations in the United States.

      The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                          THREE MONTHS ENDED             SIX MONTHS ENDED
                               JUNE 30,                      JUNE 30,
                      ----------------------------  ----------------------------
                          2002           2001           2002          2001
                      -------------  -------------  ------------- --------------

  United States.......     $3,123         $3,584         $6,142       $11,658
  Asia/Pacific........        662              6          1,089            37
  Rest of World.......        227            427            357           540
                      -------------  -------------  ------------- --------------
                           $4,012         $4,017         $7,588       $12,235
                      =============  =============  ============= ==============

E)    INCOME TAXES

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

      As of June 30, 2002, we had net deferred tax assets of $7.1 million, which we believed was more likely than not that we would realize based on our projected taxable income in the future. The remaining deferred tax assets, including the amounts related to losses incurred in 2002, were fully reserved due to the uncertainty of realization. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets relate to net operating losses and research and development tax credits that we are carrying forward into future tax periods. If our actual results differ from our estimates, such as incurring higher losses or lower profits than expected, we may need to change our valuation allowance related to our existing net deferred tax assets. To the extent we increase our valuation allowance for all or a portion of our net deferred tax assets, an expense will be recorded as a tax provision in our statement of operations. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

      At December 31, 2001, we had federal net operating loss carryforwards of approximately $56.1 million, which begin to expire in 2003, and federal research and development credit carryforwards of approximately $6.7 million, which begin to expire in 2003. At December 31, 2001, we also had available state net operating loss carryforwards of approximately $53.7 million, which began to expire in 2002, and state research and development and investment tax credit carryforwards of approximately $3.9 million, which begin to expire in 2003.

F)    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

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

Product sales increased 59% from $0.7 million in the second quarter of 2001 to $1.1 million in the current year quarter. As a percentage of total revenue, product sales increased from 17% in the second quarter of 2001 to 27% in the current year quarter. The dollar increase was primarily due to an increase in revenue from the sale of compression software and modules. Compression software revenue increased primarily due to higher demand by our OEM customers. Module sales were higher primarily due to sales of modules to a customer that licensed our Dr. DSL(R) technology and designs.

For the six months ended June 30, product sales were essentially the same at $2.1 million in 2001 and in 2002. As a percentage of total revenue, product sales increased from 17% in the first six months of 2001 to 28% in the corresponding period of 2002. Revenue from the sale of modules increased during the six month period in 2002, but was mostly offset by a decrease in revenue from the sale of test and development systems. Revenue from compression software was essentially the same in both six month periods in 2002 and 2001.

      CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL chipsets.

Contract revenue decreased 3% to $2.2 million in the current year quarter as compared to the second quarter of 2001. As a percentage of total revenue, contract revenue decreased from 55% in the second quarter of 2001 to 54% in the current year quarter. For the six months ended June 30, contract revenue decreased 13% from $4.9 million in 2001 to $4.3 million in 2002. As a percentage of total revenue, contract revenue increased from 40% in the second quarter of 2001 to 56% in the current year quarter.

For the three and six month periods, the dollar decrease was primarily due to a difficult semiconductor industry environment. Both existing and prospective ADSL chipset licensees have been reluctant or slow to begin new development projects with us. We believe this is a result of the uncertainty in the semiconductor and telecommunications industries. We are uncertain when the market conditions we faced over the last five quarters will improve.

      ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties decreased 31% from $1.1 million in the second quarter of 2001 to $0.8 million in the current year quarter. As a percentage of total revenue, royalties decreased from 27% in the second quarter of 2001 to 19% in the current year quarter. For the six months ended June 30, royalties decreased 76% from $5.2 million in 2001 to $1.2 million in 2002. As a percentage of total revenue, royalties decreased from 43% in the first six months of 2001 to 16% in the corresponding period of 2002.

For the three and six month periods, the decrease in royalties was primarily due to a decrease in ADSL chipset sales by our largest customer, Analog Devices, Inc. ("ADI"). We believe that sluggish chipset demand and lower chipset prices were the primary reasons behind the decline in ADI's chipset sales. While worldwide demand for ADSL service remains strong, demand for ADSL chipsets has been weaker because of excess equipment capacity at telephone companies' central offices. Also, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply over the last five quarters. We are uncertain when these market conditions will improve.

      COST OF PRODUCT SALES. Since the cost of compression software license sales is minimal, cost of product sales consists primarily of ADSL equipment sales. Cost of product sales increased 85% from $95,000 in the second quarter of 2001 to $176,000 in the current year quarter. As a percentage of product sales, cost of product sales increased from 14% in the second quarter of 2001 to 16% in the current year quarter. For the six months ended June 30, cost of product sales increased 24% from $275,000 in 2001 to $342,000 in 2002. As a percentage of product sales, cost of product sales increased from 13% in the first six months of 2001 to 16% in the corresponding period of 2002.

For the three and six month periods, the increase in cost of product sales was primarily due to a greater proportion of module sales in the sales mix. Modules have lower gross margins than other products that comprise our product revenue.

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

Cost of contract revenue decreased 22% from $1.9 million in the second quarter of 2001 to $1.5 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 87% in the second quarter of 2001 to 71% in the current year quarter. For the six months ended June 30, cost of contract revenue decreased 28% from $4.1 million in 2001 to $3.0 million in 2002. As a percentage of contract revenue, cost of contract revenue decreased from 85% in the first six months of 2001 to 70% in the corresponding period of 2002.

For the three and six month periods, the dollar decrease in cost of contract revenue was primarily due to two factors: (i) contract revenue was lower in 2002 as compared to 2001, therefore cost of contract revenue was lower as well, and
(ii) the mix of license fees and engineering service fees in contract revenue in 2002 produced more profitable business than in 2001.

      RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our broadband intellectual property offerings, and our compression software technology. Research and development expense increased by 53% from $2.1 million in the second quarter of 2001 to $3.2 million in the current year quarter. As a percentage of total revenue, research and development expense increased from 52% in the second quarter of 2001 to 79% in the current year quarter. For the six months ended June 30, research and development expense increased by 67% from $3.9 million in 2001 to $6.5 million in 2002. As a percentage of total revenue, research and development expense increased from 32% in the first six months of 2001 to 86% in the corresponding period of 2002.

For the three and six month periods, the dollar increase in research and development spending was primarily due to two factors: (i) we hired a number of new engineers during 2001, therefore our 2002 spending reflects the full period effect of those new hires, whereas 2001 spending reflects that portion of the period that these employees were with us; and (ii) as our customer contract revenue projects decreased over the past year, we have shifted engineers who were working on these customer projects to internal research and development projects. Our research and development spending is principally focused on projects related to core ADSL technology, VeDSL, Dr. DSL, G.SHDSL, wireless local area network communications, powerline communications as well as other development projects.

      SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Selling and marketing expense increased 1% from $810,000 in the second quarter of 2001 to $818,000 in the current year quarter. As a percentage of total revenue, selling and marketing expense was 20% for the second quarter of 2001 and the current year quarter. For the six months ended June 30, selling and marketing expense were essentially the same at $1.5 million in 2001 and in 2002. As a percentage of total revenue, selling and marketing expense increased from 12% in the first six months of 2001 to 20% in the corresponding period of 2002.

For the three and six month periods, our selling and marketing headcount and related activities were relatively constant in 2002 and 2001, which is reflected in our flat selling and marketing expenses.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense decreased 8% from $744,000 in the second quarter of 2001 to $681,000 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 19% in the second quarter of 2001 to 17% in the current year quarter. For the six months ended June 30, general and administrative expense decreased 4% from $1.5 million in 2001 to $1.4 million in 2002. As a percentage of total revenue, general and administrative expense increased from 12% in the first six months of 2001 to 18% in the corresponding period of 2002.

For the three and six month periods, the dollar decrease was primarily due to lower provisions for bad debts.

      INTEREST INCOME. Interest income decreased 64% from $637,000 in the second quarter of 2001 to $232,000 in the current year quarter. For the six months ended June 30, interest income decreased 67% from $1,431,000 in 2001 to $471,000 in 2002. For the three and six month periods, the dollar decrease is primarily due to lower interest rates earned on our cash balances and to a lesser extent lower cash balances.

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

As of June 30, 2002, we had net deferred tax assets of $7.1 million, which we believed was more likely than not that we would realize based on our projected taxable income in the future. The remaining deferred tax assets, including the amounts related to losses incurred in 2002, were fully reserved due to the uncertainty of realization. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets relate to net operating losses and research and development tax credits that we are carrying forward into future tax periods. If our actual results differ from our estimates, such as incurring higher losses or lower profits than expected, we may need to change our valuation allowance related to our existing net deferred tax assets. To the extent we increase our valuation allowance for all or a portion of our net deferred tax assets, an expense will be recorded as a tax provision in our statement of operations. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

At December 31, 2001, we had federal net operating loss carryforwards of approximately $56.1 million, which begin to expire in 2003, and federal research and development credit carryforwards of approximately $6.7 million, which begin to expire in 2003. At December 31, 2001, we also had available state net operating loss carryforwards of approximately $53.7 million, which began to expire in 2002, and state research and development and investment tax credit carryforwards of approximately $3.9 million, which begin to expire in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had cash, cash equivalents and short-term investments of $52.0 million, which represents a decrease of $5.3 million from December 31, 2001. The decrease is primarily due to $4.9 million of cash used in operations, and $466,000 of cash invested in capital equipment, which was partially offset by $121,000 of proceeds from the issuance of common stock.

Cash used in operations in the first six months of 2002 was primarily the result of operating losses and working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

      |X|   market acceptance of our broadband technologies by semiconductor companies;
      |X|   the extent and timing of new license transactions with semiconductor companies;
      |X|   changes in our and our licensees' development schedules and levels of expenditure on research and development;
      |X|   the loss of a strategic relationship with a licensee;
      |X|   equipment companies' acceptance of integrated circuits produced by our licensees;
      |X|   the loss by a licensee of a strategic relationship with an equipment company customer;
      |X|   announcements or introductions of new technologies or products by us or our competitors;
      |X|   delays or problems in the introduction or performance of
            enhancements or of future generations of our technology;
      |X|   delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
      |X|   competitive pressures resulting in lower contract revenues or royalty rates;
      |X|   personnel changes, particularly those involving engineering and technical personnel;
      |X|   costs associated with protecting our intellectual property;
      |X|   the potential that licensees could fail to make payments under their current contracts;
      |X|   ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market surpluses;
      |X|   regulatory developments; and
      |X|   general economic trends and other factors.

WE HAVE EXPERIENCED NET LOSSES

We had a net loss during 2001 and the first half of 2002. We expect that we will have a net loss during the third quarter of 2002. We may continue to experience losses beyond the third quarter of 2002 if:

      |X| the semiconductor and telecommunications markets do not recover from the downturn that began in 2001;
      |X| our existing customers do not increase their revenues from sales of chipsets with our technology; or
      |X| new customers do not choose to license our intellectual property for new chipset products.


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

THERE IS AN OVERSUPPLY OF ADSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE

The royalties we receive are influenced by many of the risks faced by the ADSL market in general; including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. Since late 2000, the ADSL industry has experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. As a result of the soft demand and declining prices for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Lower unit demand and pricing pressures may continue during the third quarter of 2002 and beyond. We cannot assure you that our royalty revenue will not decline.


WE DEPEND SUBSTANTIALLY UPON A LIMITED NUMBER OF LICENSEES

There are a relatively limited number of semiconductor and equipment companies to which we can license our broadband technology in a manner consistent with our business model. If we fail to maintain relationships with our current licensees or fail to establish a sufficient number of new licensee relationships, our business could be seriously harmed. We cannot assure you that our prospective customers will not use their superior size and bargaining power to demand license terms that are unfavorable to us or that prospective customers will elect to license from us.


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2001 and the first half of 2002, we derived a significant amount of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993 and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. While we expect to see an increase in the number of our customers with ADSL chipsets on the market, our revenue in the near term is highly dependent upon ADI's ability to maintain its market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, or experiences further price erosion in its ADSL chipsets, our royalty revenue may decline.

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

As an intellectual property supplier to the semiconductor industry, we face intense competition from internal development teams within potential semiconductor customers. We must convince potential licensees to license from us rather than develop technology internally. Furthermore, semiconductor customers, who have licensed our intellectual property, may choose to abandon joint development projects with us and develop chipsets themselves without using our technology. In addition to competition from internal development teams, we compete against other independent suppliers of intellectual property. We anticipate intense competition from suppliers of intellectual property for ADSL, wireless local area networking, and powerline applications.

The market for ADSL chipsets is also intensely competitive. Our success within the ADSL industry requires that ADSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy ADSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based and ADSL chipsets, including Alcatel, Broadcom, Centillium, Conexant, GlobespanVirata, and Texas Instruments.

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

Many of our current and prospective ADSL licensees, as well as chipset competitors that compete with our semiconductor licensees, including Alcatel, Broadcom, Conexant, GlobespanVirata and Texas Instruments, have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We cannot assure you that we will be able to compete successfully or that competitive pressures will not seriously harm our business.


WE MAY REQUIRE ADDITIONAL HIGHLY QUALIFIED ENGINEERING PERSONNEL

Our future success may depend on our ability to attract, motivate and retain additional highly qualified engineering personnel. Competition for qualified engineers can be intense and there are a limited number of available persons with the necessary knowledge and experience in DSL, chip design and related technologies. Finding, training and integrating additional qualified personnel may be difficult and expensive, and we may be unable to do so successfully. If we are unable to hire and retain a sufficient number of specialized engineers, our business could be seriously harmed.


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

We do not use derivative financial instruments for speculative or trading purposes. As of June 30, 2002, all of our investments matured in twelve months or less. Due to the short duration of the financial instruments we invest in, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

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



                                     ITEM 4:
               Submission of Matters to a Vote of Security Holders


On May 31, 2002, we held our Annual Meeting of Stockholders (the "Annual Meeting"). Matters voted on and the results of those votes are set forth below:

(1) Edmund C. Reiter was elected to serve as a Class III director of the Company for a term expiring at the annual meeting of stockholders of the Company in 2005 or a special meeting in lieu thereof. Each of Michael A. Tzannes, John K. Kerr, David Ehreth and G. David Forney continued to serve as a director following the Annual Meeting.

      The votes cast to elect the Class III director were:

      Name                         For                       Abstain

      Edmund C. Reiter             19,147,327                302,998

(2) The Company's Restated Articles of Organization were amended to increase the Company's authorized common stock from 30,000,000 shares to 70,000,000 shares.

      The votes cast to amend the Company's Restated Articles of Organization were:


      For                          Against                   Abstain
      17,040,630                   2,387,128                 22,567

                                     ITEM 5:
                                OTHER INFORMATION


CERTIFICATION UNDER SARBANES-OXLEY ACT

Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.





                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

         None



(b)  REPORTS ON 8-K

         None.


____________________

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AWARE, INC.


      Date: August 12, 2002            By:  /s/ Michael A. Tzannes
                                            -----------------------------------
                                            Michael A. Tzannes, Chief Executive
                                            Officer


      Date: August 12, 2002            By:  /s/ Richard P. Moberg
                                            -----------------------------------
                                            Richard P. Moberg, Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)