Form 10-Q
period 2002-09-30
AWARE INC /MA/
filed 2002-11-13
CIK 1015739

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of the issuer's common stock as of November 1, 2002:

                  CLASS                         NUMBER OF SHARES OUTSTANDING
                  -----                         ----------------------------
Common Stock, par value $0.01 per share               22,686,030 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS


                                                                           PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2002 and December 31, 2001....................       3

         Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2002
         and September 30, 2001......................................       4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2002
         and September 30, 2001......................................       5

         Notes to Consolidated Financial Statements..................       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................      10

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk.................................................      23

Item 4.  Controls and Procedures.....................................      23

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      24

Item 5.  Other Information...........................................      24

Item 6.  Exhibits and Reports on Form 8-K............................      25

         Signatures..................................................      25

         Certifications..............................................      26


                                           PART I. FINANCIAL INFORMATION
                                     ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                    AWARE, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                    (UNAUDITED)

                                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                                           2002                 2001
                                                                                     -----------------     ----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................             $48,678               $36,056
     Short-term investments...................................................               1,208                21,228
     Accounts receivable, net.................................................               2,513                 1,383
     Inventories..............................................................                  50                   282
     Deferred tax assets......................................................                   -                 1,811
     Prepaid expenses and other assets........................................                 710                   795
                                                                                     -----------------     ----------------
           Total current assets...............................................              53,159                61,555
                                                                                     -----------------     ----------------

Property and equipment, net...................................................              10,212                10,937
Deferred tax assets...........................................................                   -                 5,282
Other assets, net.............................................................                 235                   329
                                                                                     -----------------     ----------------

           Total assets.......................................................             $63,606               $78,103
                                                                                     =================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                 $647                  $353
     Accrued expenses ........................................................                 183                   521
     Accrued compensation ....................................................                 642                   948
     Accrued professional.....................................................                 202                   125
     Deferred revenue.........................................................                  43                     -
                                                                                     -----------------     ----------------
             Total current liabilities........................................               1,717                 1,947
                                                                                     -----------------     ----------------
Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                   -                     -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
             and outstanding, 22,686,030 in 2002 and 22,657,741 in 2001......                  227                   227
      Additional paid-in capital..............................................              77,272                77,151
      Accumulated deficit....................................................              (15,610)               (1,222)
                                                                                     -----------------     ----------------
             Total stockholders' equity......................................               61,889                76,156
                                                                                     -----------------     ----------------

             Total liabilities and stockholders' equity.......................             $63,606               $78,103
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


                                                    AWARE, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                         -------------------------------    ------------------------------
                                                              2002            2001               2002           2001
                                                         --------------- ---------------    --------------- --------------
Revenue:
    Product sales.......................................         $1,298            $819             $3,399         $2,959
    Contract revenue....................................          1,926           1,538              6,177          6,412
    Royalties...........................................            729             751              1,965          5,972
                                                         --------------- ---------------    --------------- --------------
     Total revenue.....................................           3,953           3,108             11,541         15,343

Costs and expenses:
    Cost of product sales...............................            489             173                831            447
    Cost of contract revenue............................          1,352           1,376              4,344          5,516
    Research and development............................          3,378           3,007              9,915          6,917
    Selling and marketing...............................            774             704              2,275          2,186
    General and administrative..........................            772             722              2,165          2,172
                                                         --------------- ---------------    --------------- --------------
     Total costs and expenses...........................          6,765           5,982             19,530         17,238

Loss from operations....................................         (2,812)         (2,874)            (7,989)        (1,895)
Interest income.........................................            224             522                695          1,953
                                                         --------------- ---------------    --------------- --------------

Income (loss) before benefit from (provision for)
   income taxes.........................................         (2,588)         (2,352)            (7,294)            58
Benefit from (provision for) income taxes...............         (7,093)            313             (7,093)             -
                                                         --------------- ---------------    --------------- --------------

Net income (loss).......................................        ($9,681)        ($2,039)          ($14,387)           $58
                                                         =============== ===============    =============== ==============


Net income (loss) per share - basic.....................         ($0.43)         ($0.09)           ($0.63)         $0.00
Net income (loss) per share - diluted...................         ($0.43)         ($0.09)           ($0.63)         $0.00


Weighted average shares - basic.........................         22,686         22,639              22,675         22,621
Weighted average shares - diluted.......................         22,686         22,639              22,675         22,876


                      The accompanying notes are an integral part of the financial statements.


                                                    AWARE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                    (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   ------------------------------------
                                                                        2002                2001
                                                                   ----------------    ----------------
Cash flows from operating activities:
   Net income (loss)..........................................           ($14,387)                $58
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization.............................              1,405               1,249
      Provision for doubtful accounts.........................                  -                  25
      Increase (decrease) from changes in assets and
       liabilities:
         Accounts receivable..................................             (1,130)              2,190
         Inventories..........................................                232                (200)
         Deferred tax assets..................................              7,093                   -
         Prepaid expenses and other assets ...................                 85                (202)
         Accounts payable.....................................                294                  67
         Accrued expenses.....................................               (567)               (127)
         Deferred revenue.....................................                 43              (1,451)
                                                                   ----------------    ----------------
            Net cash provided by (used in) operating
               activities.....................................             (6,932)              1,609
                                                                   ----------------    ----------------

Cash flows from investing activities:
    Purchases of property and equipment.......................               (587)             (1,030)
    Other assets..............................................                  -                (175)
    Net sales of short-term investments......................              20,020               2,821
                                                                   ----------------    ----------------
            Net cash provided by investing activities........              19,433               1,616
                                                                   ----------------    ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock...................                121                 262
                                                                   ----------------    ----------------
            Net cash provided by financing activities.........                121                 262
                                                                   ----------------    ----------------

Increase in cash and cash equivalents.........................             12,622               3,487
Cash and cash equivalents, beginning of period................             36,056              51,662
                                                                   ----------------    ----------------

Cash and cash equivalents, end of period......................            $48,678             $55,149
                                                                   ================    ================


                      The accompanying notes are an integral part of the financial statements.


                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2002, and of the results of operations and cash flows for the interim periods ended September 30, 2002 and 2001.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 2001 in conjunction with our 2001 Annual Report on Form 10-K.

         The results of operations for the interim period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year.


B)       INVENTORY

         Inventory consists primarily of the following (in thousands):

                                           SEPTEMBER 30,         DECEMBER 31,
                                               2002                  2001
                                         -----------------    -----------------
             Raw materials.............           $15                 $146
             Finished goods............            35                  136
                                         -----------------    -----------------
                    Total..............           $50                 $282
                                         =================    =================

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

         Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ---------------------------   ---------------------------
                                                          2002          2001            2002          2001
                                                     ------------- -------------   ------------- -------------
   Net income (loss).................................    ($9,681)     ($2,039)         ($14,387)         $58

   Weighted average common shares outstanding........     22,686       22,639            22,675       22,621
   Additional dilutive common stock equivalents......          -            -                 -          255
                                                     ------------- -------------   ------------- -------------
   Diluted shares outstanding .......................     22,686       22,639            22,675       22,876
                                                     ============= =============   ============= =============

   Net income (loss) per share - basic...............     ($0.43)      ($0.09)          ($0.63)        $0.00
   Net income (loss) per share - diluted.............     ($0.43)      ($0.09)          ($0.63)        $0.00

         For the three month periods ended September 30, 2002 and 2001, potential common stock equivalents of 459 and 65,329, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the nine month period ended September 30, 2002, potential common stock equivalents of 309,647 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the three month periods ended September 30, 2002 and 2001, additional options to purchase 7,594,304 and 5,259,223 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. For the nine month periods ended September 30, 2002 and 2001, additional options to purchase 5,364,298 and 3,496,090 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

D)       BUSINESS SEGMENTS

         We organize the company as one segment and conduct our operations in the United States.

         We sell our products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ----------------------------  ----------------------------
                                                       2002           2001           2002          2001
                                                   -------------  -------------  ------------- --------------
  United States....................................     $3,153         $2,849         $9,294       $14,507
  Asia/Pacific.....................................        434             59          1,523            97
  Rest of World....................................        366            200            724           739
                                                   -------------  -------------  ------------- --------------
                                                        $3,953         $3,108        $11,541       $15,343
                                                   =============  =============  ============= ==============

E)       INCOME TAXES

         We have evaluated, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets. In the third quarter of 2002, we determined that due to our continuing operating losses over the last six quarters as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets as of September 30, 2002. As a result, we recorded a tax provision of $7.1 million in the quarter ended September 30, 2002.

         At December 31, 2001, we had federal net operating loss carryforwards of approximately $50.9 million, which begin to expire in 2005, and federal research and development credit carryforwards of approximately $6.7 million, which begin to expire in 2003. At December 31, 2001, we also had available state net operating loss carryforwards of approximately $50.9 million, which began to expire in 2002, and state research and development and investment tax credit carryforwards of approximately $3.5 million, which begin to expire in 2003.

F)       SUBSEQUENT EVENT

         In October 2002, we terminated 35 employees to reduce our operating costs. Of the 35 employees who were terminated, 32 were in engineering, 2 were in selling and marketing, and 1 was in administration. We estimate that the cost of severance and other employee benefits for terminated employees will be approximately $700,000. The full cost of the headcount reduction will be recorded in the fourth quarter of 2002.

G)       RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 in the first quarter of 2002. The implementation of SFAS 144 did not have an effect on our financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

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

Product sales increased 58% from $0.8 million in the third quarter of 2001 to $1.3 million in the current year quarter. As a percentage of total revenue, product sales increased from 26% in the third quarter of 2001 to 33% in the current year quarter. The dollar increase was primarily due to an increase in revenue from the sale of modules and compression software. Module sales were higher primarily due to sales to a customer that is using them in ADSL test equipment. Compression software revenue increased primarily due to higher demand for our electronic identification products.

For the nine months ended September 30, product sales increased 15% from $3.0 million in 2001 to $3.4 million in 2002. As a percentage of total revenue, product sales increased from 19% in the first nine months of 2001 to 29% in the corresponding period of 2002. The dollar increase was primarily due to an increase in revenue from the sale of modules, which was partially offset by a decrease in revenue from the sale of test and development systems. Module sales were higher primarily due to sales to a customer that is using them in ADSL test equipment.

         CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL chipsets.

Contract revenue increased 25% from $1.5 million in the third quarter of 2001 to $1.9 million in the current year quarter. As a percentage of total revenue, contract revenue was 49% for the third quarter of 2001 and the current year quarter. The dollar increase was primarily due to the completion of a project with one of our existing customers.

For the nine months ended September 30, contract revenue decreased 4% from $6.4 million in 2001 to $6.2 million in 2002. As a percentage of total revenue, contract revenue increased from 42% in the third quarter of 2001 to 54% in the current year quarter. The dollar decrease was primarily due to a difficult semiconductor industry environment. Both existing and prospective ADSL chipset licensees have been reluctant or slow to begin new development projects with us. We believe this is a result of the uncertainty in the semiconductor and telecommunications industries. We are uncertain when the market conditions we faced over the last six quarters will improve.

         ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties decreased 3% from $0.8 million in the third quarter of 2001 to $0.7 million in the current year quarter. As a percentage of total revenue, royalties decreased from 24% in the third quarter of 2001 to 18% in the current year quarter. For the nine months ended September 30, royalties decreased 67% from $6.0 million in 2001 to $2.0 million in 2002. As a percentage of total revenue, royalties decreased from 39% in the first nine months of 2001 to 17% in the corresponding period of 2002.

For the three and nine months periods, the decrease in royalties was primarily due to a decrease in ADSL chipset sales by our largest customer, Analog Devices, Inc. ("ADI"). We believe that sluggish chipset demand and lower chipset prices were the primary reasons behind the decline in ADI's chipset sales. While worldwide demand for ADSL service remains strong, demand for ADSL chipsets has been weaker because of excess equipment capacity at telephone companies' central offices. Also, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply over the last six quarters. We are uncertain when these market conditions will improve.

         COST OF PRODUCT SALES. Since the cost of compression software license sales is minimal, cost of product sales consists primarily of ADSL equipment sales. Cost of product sales increased 183% from $173,000 in the third quarter of 2001 to $489,000 in the current year quarter. As a percentage of product sales, cost of product sales increased from 21% in the third quarter of 2001 to 38% in the current year quarter. For the nine months ended September 30, cost of product sales increased 86% from $447,000 in 2001 to $831,000 in 2002. As a percentage of product sales, cost of product sales increased from 15% in the first nine months of 2001 to 24% in the corresponding period of 2002.

For the three and nine month periods, the increase in cost of product sales was primarily due to a greater proportion of module sales in the sales mix. Modules have higher cost of sales than the other products that comprise our product revenue.

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

For the three months ended September 30, cost of contract revenue was essentially the same at $1.4 million in 2001 and in 2002. As a percentage of contract revenue, cost of contract revenue decreased from 89% in the third quarter of 2001 to 70% in the current year quarter. Cost of contract revenue as a percentage of contract revenue fell in 2002 because the mix of license fees and engineering services fees in contract revenue in 2002 produced more profitable business than in 2001.

For the nine months ended September 30, cost of contract revenue decreased 21% from $5.5 million in 2001 to $4.3 million in 2002. As a percentage of contract revenue, cost of contract revenue decreased from 86% in the first nine months of 2001 to 70% in the corresponding period of 2002. The dollar decrease in cost of contract revenue was primarily due to two factors: (i) contract revenue was lower in 2002 as compared to 2001, therefore cost of contract revenue was lower as well, and (ii) the mix of license fees and engineering service fees in contract revenue in 2002 produced more profitable business than in 2001.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our broadband intellectual property offerings, and our compression software technology. Research and development expense increased by 12% from $3.0 million in the third quarter of 2001 to $3.4 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 97% in the third quarter of 2001 to 85% in the current year quarter. For the nine months ended September 30, research and development expense increased by 43% from $6.9 million in 2001 to $9.9 million in 2002. As a percentage of total revenue, research and development expense increased from 45% in the first nine months of 2001 to 86% in the corresponding period of 2002.

For the three and nine month periods, the dollar increase in research and development spending was primarily due to two factors: (i) we hired a number of new engineers during 2001, therefore our 2002 spending reflects the full period effect of those new hires, whereas 2001 spending reflects that portion of the period that these employees were with us; and (ii) as our customer contract revenue projects decreased over the past year, we have shifted engineers who were working on these customer projects to internal research and development projects. Our research and development spending is principally focused on projects related to core ADSL technology, VeDSL, Dr. DSL, G.SHDSL, wireless local area network communications as well as other development projects.

In October 2002, we terminated 35 employees to reduce our operating costs. Of the 35 employees who were terminated, 32 were engineers. We estimate that the cost of severance and other employee benefits for terminated employees will be approximately $700,000. This cost will be recorded in the fourth quarter of 2002, and it approximates our historical quarterly costs for these employees as if they were active employees. Consequently, we expect fourth quarter research and development expenses will be consistent with prior quarters in 2002 assuming consistent levels of contract revenue. If contract revenue in the fourth quarter declines relative to the prior quarters of 2002, more engineering resources will shift from cost of contract revenue into research and development, and as a result research and development expense may increase despite the reduction in force.

In connection with the October reduction in force, we informed remaining employees that effective January 1, 2003 their salaries would be reduced by 5% and that senior management's salaries would be reduced by 10%. We anticipate that the reduction in force and salary reductions will lower total 2003 engineering expenses by approximately $3.7 million annually, and will lower total 2003 company expenses by $4.1 million annually. Total engineering expenses include cost of contract revenue and research and development expense.

         SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Selling and marketing expense increased 10% from $704,000 in the third quarter of 2001 to $774,000 in the current year quarter. As a percentage of total revenue, selling and marketing expense decreased from 23% in the third quarter of 2001 to 20% in the current year quarter. The dollar increase was primarily due to increased spending on sales staff, higher sales commissions and higher legal expenses associated with negotiating development and licensing agreements.

For the nine months ended September 30, selling and marketing expense increased by 4% from $2.2 million in 2001 to $2.3 million in 2002. As a percentage of total revenue, selling and marketing expense increased from 14% in the first nine months of 2001 to 20% in the corresponding period of 2002. The dollar increase was primarily due to increased spending on sales staff and higher commissions for product sales, which was partially offset by lower advertising and tradeshow expenses.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense increased 7% from $722,000 in the third quarter of 2001 to $772,000 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 23% in the third quarter of 2001 to 20% in the current year quarter. The dollar increase is primarily due to higher expenses associated with being a public company.

For the nine months ended September 30, general and administrative expenses were $2.2 million in 2001 and in 2002. As a percentage of total revenue, general and administrative expense increased from 14% in the first nine months of 2001 to 19% in the corresponding period of 2002.

         INTEREST INCOME. Interest income decreased 57% from $522,000 in the third quarter of 2001 to $224,000 in the current year quarter. For the nine months ended September 30, interest income decreased 64% from $1,953,000 in 2001 to $695,000 in 2002. For the three and nine month periods, the dollar decrease is primarily due to lower interest rates earned on our cash balances and to a lesser extent lower cash balances.

         INCOME TAXES. We have evaluated, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets. In the third quarter of 2002, we determined that due to our continuing operating losses over the last six quarters as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets as of September 30, 2002. As a result, we recorded a tax provision of $7.1 million in the quarter ended September 30, 2002.

In the first quarter of 2001, we recorded a $1.4 million provision for income taxes based on our profitability in that quarter and our projected taxable income for 2001. As 2001 progressed, it became apparent that deteriorating ADSL market conditions would adversely affect our full year revenue and profit expectations. Consequently, we revised our 2001 effective tax rate and reversed $1.1 million and $0.3 million of the first quarter income tax provision in the second and third quarters of 2001, respectively.

At December 31, 2001, we had federal net operating loss carryforwards of approximately $50.9 million, which begin to expire in 2005, and federal research and development credit carryforwards of approximately $6.7 million, which begin to expire in 2003. At December 31, 2001, we also had available state net operating loss carryforwards of approximately $50.9 million, which began to expire in 2002, and state research and development and investment tax credit carryforwards of approximately $3.5 million, which begin to expire in 2003.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had cash, cash equivalents and short-term investments of $49.9 million, which represents a decrease of $7.4 million from December 31, 2001. The decrease is primarily due to $6.9 million of cash used in operations, and $587,000 of cash invested in capital equipment, which was partially offset by $121,000 of proceeds from the issuance of common stock.

Cash used in operations in the first nine months of 2002 was primarily the result of operating losses and working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months.


RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 in the first quarter of 2002. The implementation of SFAS 144 did not have an effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.


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


WE HAVE EXPERIENCED NET LOSSES

We had net losses during 2001 and the first nine months of 2002. We expect that we will have a net loss during the fourth quarter of 2002. We may continue to experience losses beyond the fourth quarter of 2002 if:

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


THERE IS AN OVERSUPPLY OF ADSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE

The royalties we receive are influenced by many of the risks faced by the ADSL market in general; including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. Since late 2000, the ADSL industry has experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the fourth quarter of 2002 and beyond. Our royalty revenue may continue to decline.


WE DEPEND SUBSTANTIALLY UPON A LIMITED NUMBER OF LICENSEES

There is a relatively limited number of semiconductor and equipment companies to which we can license our broadband technology in a manner consistent with our business model. If we fail to maintain relationships with our current licensees or fail to establish a sufficient number of new licensee relationships, our business could be seriously harmed. Our prospective customers may use their superior size and bargaining power to demand license terms that are unfavorable to us and prospective customers may not elect to license from us.


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2001 and the first nine months of 2002, we derived a significant amount of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993, and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. Our revenue in the near term is highly dependent upon ADI's ability to maintain its market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, or experiences further price erosion in its ADSL chipsets, our royalty revenue may continue to decline.


OUR SUCCESS REQUIRES ACCEPTANCE OF OUR TECHNOLOGY BY EQUIPMENT COMPANIES

Due to our business strategy, our success is dependent on our ability to generate significant royalties from our licensing arrangements with semiconductor manufacturers. Our ability to generate significant royalties is materially affected by the willingness of equipment companies to purchase integrated circuits that incorporate our technology from our licensees. There are other competitive solutions available for equipment companies seeking to offer broadband communications products. We face the risk that equipment manufacturers will choose those alternative solutions. Generally, our ability to influence equipment companies' decisions whether to purchase integrated circuits that incorporate our technology is limited.

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

Even if equipment companies incorporate our chipsets based on our intellectual property into their products, their products may not achieve commercial acceptance or result in significant royalties to us.


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

If telephone companies do not install ADSL service in significant volumes, or if telephone companies install ADSL service based on other technology, our business will be seriously harmed.

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

As part of our licensing arrangements, we typically work closely with our semiconductor and equipment manufacturer licensees, many of whom are also our potential competitors, and provide them with proprietary know-how necessary for their development of customized chipsets based on our ADSL technology. Although our license agreements contain non-disclosure provisions and other terms protecting our proprietary know-how and technology rights, it is possible that, despite these precautions, some of our licensees might obtain from us proprietary information that they could use to compete with us in the marketplace. Although we intend to defend our intellectual property as necessary, the steps we have taken may be inadequate to prevent misappropriation.

In the future, we may choose to bring legal action to enforce our intellectual property rights. Any such litigation could be costly and time-consuming for us, even if we were to prevail. Moreover, even if we are successful in protecting our proprietary information, our competitors may independently develop technologies substantially equivalent or superior to our technology. The misappropriation of our technology or the development of competitive technology could seriously harm our business.

Our technology may infringe the intellectual property rights of others. A large and increasing number of participants in the telecommunications industry have applied for or obtained patents. Some of these patent holders have demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Third parties may assert patent, copyright and other intellectual property rights to technologies that are important to our business. From time to time, we have received claims from other companies that our technology infringes their patent rights. While we believe our technology offerings do not infringe the intellectual property of others, we cannot be sure. Intellectual property rights can be uncertain and can involve complex legal and factual questions. We may be unknowingly infringing the proprietary rights of others, which could result in significant liability for us. If we were found to have infringed any third party's patents, we could be subject to substantial damages and an injunction preventing us from conducting our business.


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

As an intellectual property supplier to the semiconductor industry, we face intense competition from internal development teams within potential semiconductor customers. We must convince potential licensees to license from us rather than develop technology internally. Furthermore, semiconductor customers, who have licensed our intellectual property, may choose to abandon joint development projects with us and develop chipsets themselves without using our technology. In addition to competition from internal development teams, we compete against other independent suppliers of intellectual property. We anticipate intense competition from suppliers of intellectual property for ADSL and wireless local area networking.

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

ADSL services offered over copper telephone networks also compete with alternative broadband transmission technologies that use the telephone network as well as other network architectures. Alternative technologies for the telephone network include symmetric high speed DSL (also known as HDSL, SDSL and G.SHDSL), and very high speed DSL, also known as VDSL. These DSL technologies are based on techniques other than those used by ADSL to transport high-speed data over telephone lines. Alternative technologies that use other network architectures to provide high-speed data service include cable modems using cable networks, and wireless solutions using wireless networks. These alternative broadband technologies may be more successful than ADSL.

Many of our current and prospective ADSL licensees, as well as chipset competitors that compete with our semiconductor licensees, including Alcatel, Broadcom, Conexant, GlobespanVirata and Texas Instruments, have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We may be unable to compete successfully, and competitive pressures could seriously harm our business.


OUR RECENT REDUCTION IN WORKFORCE MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL, OUR ABILITY TO HIRE NEW PERSONNEL AND OUR OPERATIONS.

In October 2002, as part of an effort to reduce operating expenses, we terminated 35 employees, which constituted approximately 22 percent of our workforce. As a result of that workforce reduction, we have incurred costs related to severance and other employee-related costs. Our workforce reduction may also subject us to litigation risks and expenses. In addition, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. Further, the reduction in force may reduce employee morale and may create concern among existing employees about job security, which may lead to increased attrition or turnover. As a result of these factors, our remaining personnel may decide to seek employment with more established companies, and we may have difficulty attracting new personnel that we might wish to hire in the future.


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

                                     ITEM 3:
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Our exposure to market risk relates primarily to our investment portfolio and the effect that changes in interest rates would have on that portfolio. Our investment portfolio has included:

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

We do not use derivative financial instruments for speculative or trading purposes. As of September 30, 2002, all of our investments matured in twelve months or less. Due to the short duration of the financial instruments we invest in, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.



                                     ITEM 4:
                             CONTROLS AND PROCEDURES



(a) DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include a significant portion of our internal controls. Michael A. Tzannes, our Chief Executive Officer, and Richard P. Moberg, our Vice President and Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Tzannes and Mr. Moberg concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

(b) INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

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

                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS


         EXHIBIT NO.     DESCRIPTION

            3.3*         Articles of Amendment to the Articles of Organization


(B)  REPORTS ON 8-K

         None.


--------------------


* filed herewith




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AWARE, INC.


         Date: November 12, 2002         By:   /s/ Michael A. Tzannes
                                               ----------------------
                                               Michael A. Tzannes, Chief
                                               Executive Officer


         Date: November 12, 2002         By:   /s/ Richard P. Moberg
                                               ---------------------
                                               Richard P. Moberg, Vice President
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                 CERTIFICATIONS


     I, Michael A. Tzannes, Chief Executive Officer of Aware, Inc., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Aware, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                        /s/ Michael A. Tzannes
       -----------------------------            --------------------------------
                                                Michael A. Tzannes
                                                Chief Executive Officer




     I, Richard P. Moberg, Vice President and Chief Financial Officer of Aware, Inc., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Aware, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                         /s/ Richard P. Moberg
      -----------------------------             --------------------------------
                                                Richard P. Moberg
                                                Vice President and Chief
                                                Financial Officer