Form 10-K
period 2002-12-31
AWARE INC /MA/
filed 2003-03-27
CIK 1015739

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                 (781) 276-4000
              (Registrant's Telephone Number, Including Area Code)
              ----------------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).
YES  X  NO
    ---    ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, based on the closing price of the common stock on June 28, 2002 as reported on the Nasdaq National Market, was approximately $82,905,660.

The number of shares outstanding of the registrant's common stock as of March 12, 2003 was 22,698,171.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the registrant's Annual Meeting of Shareholders to be held on May 29, 2003 are incorporated by reference into Part III of this
                          Annual Report on Form 10-K.
================================================================================

                                                  AWARE, INC.
                                                   FORM 10-K
                                     FOR THE YEAR ENDED DECEMBER 31, 2002


                                               TABLE OF CONTENTS


                                                    PART I

Item 1.        Description of the Business...............................................................    3
Item 2.        Properties................................................................................    9
Item 3.        Legal Proceedings.........................................................................    9
Item 4.        Submission of Matters to a Vote of Security Holders.......................................    9

                                                    PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.....................   10
Item 6.        Selected Financial Data...................................................................   10
Item 7.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations.............................................................................   11
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk................................   24
Item 8.        Consolidated Financial Statements and Supplementary Data..................................   25
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure................................................................................   43

                                                   PART III

Item 10.       Directors and Executive Officers of the Registrant........................................   43
Item 11.       Executive Compensation....................................................................   44
Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters...................................................................................   44
Item 13.       Certain Relationships and Related Transactions............................................   44
Item 14.       Controls and Procedures...................................................................   45

                                                    PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................   46


Signatures...............................................................................................   47

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

During 2001 and 2002, approximately 78% and 64%, respectively, of our revenue came from licensing ADSL intellectual property. We license our intellectual property worldwide through our direct sales force. Our largest semiconductor customers in 2002 were Analog Devices, Inc., Infineon Technologies, AG and Intel Corporation. The remainder of our revenue came from the sale of hardware and software products. Our hardware products include board-level products that allow customers to make products that require ADSL connectivity, such as ADSL test equipment. Our hardware products also include system-level products that enable our customers to develop and test their ADSL products. Our software products compress digital images and data for law enforcement and other applications.

We are headquartered in Bedford, Massachusetts. Our telephone number is (781) 276-4000, and our website is www.aware.com. Incorporated in Massachusetts in 1986, we employed 120 people at December 31, 2002. Our stock is traded on the Nasdaq National Market under the symbol AWRE.

Our website provides a link to a third-party website through which our annual, quarterly and current reports, and amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not maintain or provide any information directly to the third-party website, and we do not check its accuracy.


INDUSTRY BACKGROUND

ADSL INDUSTRY BACKGROUND. ADSL technology allows telephone companies to offer high-speed data services over their existing telephone networks by connecting their central offices to end users' residences. Telephone companies began tests and trials of ADSL technology in the mid 1990s. Commercial deployment of ADSL services began in modest volumes in 1999, and during the last three years, the rate of deployment of ADSL services accelerated dramatically, particularly outside of the United States. According to announcements by major telephone companies and information compiled by Point Topic Ltd., a company that provides analysis of broadband access to the internet, approximately 5 million, 12 million, and 17 million new ADSL subscribers were added in 2000, 2001, and 2002, respectively. As of December 31, 2002, there were approximately 36 million global ADSL subscribers of which approximately 6 million were in the United States and approximately 30 million were in other countries.

Some of the largest suppliers of ADSL service in North America are SBC, Verizon, Bell South, Qwest, Bell Canada, and Telus. In Europe, some of the largest providers are Deutsche Telekom, France Telecom, Belgacom, British Telecom,

Telephonica, Telecom Italia, and Telia. Large Asian providers include Korea Telecom and Hanaro in Korea; NTT and Yahoo Broadband in Japan; Chunghwa in Taiwan; and China Telecom in China.

In order to enable ADSL service, ADSL equipment must be installed in the central offices of telephone companies and in end users' premises. ADSL central office equipment and customer premises modems are available from numerous telecommunications equipment suppliers. Some of the leading suppliers of ADSL equipment include Alcatel Alsthom S.A. ("Alcatel"), ECI Telecom, LTD's Inovia business unit ("Inovia"), Lucent Technologies, Inc., NEC Corporation, Samsung Corporation, Siemens AG, Sumitomo Corporation, UT Starcom, Westell Technologies, Inc., and Comtrend and other Taiwanese modem manufacturers.

Telecommunications equipment suppliers are able to purchase ADSL chipsets from a number of suppliers, including Analog Devices Inc. ("ADI"), Broadcom Corporation ("Broadcom"), Centillium Communications, Inc. ("Centillium"), Conexant Systems, Inc. ("Conexant"), GlobespanVirata, Inc. ("GlobespanVirata"), Infineon Technologies AG (`Infineon"), ST Microelectronics N.V. ("ST"), and Texas Instruments Incorporated ("TI"). ADSL chipsets offered by these suppliers are designed to operate in either central office equipment or customer premises modems.

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

Semiconductor intellectual property may be classified into two principal categories:

     |X| HORIZONTAL IP consists of designs for: (i) standard chip functions, such as timers and clocks, memory management, and hardware controllers, (ii) configurable processors and digital signal processors, and (iii) libraries of intellectual property that are used during the semiconductor manufacturing process.

     |X| VERTICAL IP consists of solutions for specific applications that are usually based on standards or patents. Examples include ADSL, Code Division Multiple Access ("CDMA"), Universal Serial Bus ("USB"), Global System for Mobile telecommunications ("GSM"), Global Positioning System ("GPS"), Wireless Local Area Networking ("WLAN"), and chip-connection technology for Dynamic Random Access Memory ("DRAM").

Our intellectual property is focused on Vertical IP for applications involving broadband communications, and in particular ADSL.


AWARE ADSL INTELLECTUAL PROPERTY

ADSL technology was first created in the late 1980s. ADSL technology expands the usable bandwidth of copper wire so that telephone companies can offer high-speed data services over their existing telephone networks. ADSL is a point-to-point technology that connects the end user to a telephone company's central office. ADSL equipment is deployed at each end of the copper wire in order to enable the service. ADSL is targeted at the residential market and is designed to transmit data at speeds more than 100 times faster than 56 kilobits per second ("Kbps") voiceband modems. Actual transmission speeds depend on the length and condition of the existing wire.

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

In 1999, the ITU also standardized a lower speed version of ADSL, known as G.Lite or G.992.2. G.Lite can transmit data at speeds up to 1.5 Mbps downstream and up to 512 Kbps upstream without using special filtering equipment required by full-rate ADSL. G.Lite was intended to make the installation of ADSL faster and less expensive for telephone companies. Notwithstanding G.Lite's ease of installation, most ADSL service offerings today are based on full-rate ADSL.

In 2002, the ITU consented to a new set of ADSL standards known as ADSL2 or
G.992.3 and G.992.4. These standards provide numerous improvements over previous ADSL standards, including line diagnostics, power management, power down and power cut-back, reduced framing and on-line configuration. In February 2003, the ITU consented to a new standard known as ADSL2+ or G.992.5. ADSL2+ builds upon the ADSL2 standard by increasing achievable data rates to speeds of up to 24 Mbps upstream on phone lines as long as 3,000 feet (20 Mbps out to 5,000 feet).

We license a technology package that includes a complete implementation of the ITU standards for ADSL, ADSL2 and ADSL2+. Our intellectual property offering includes chip designs, in the form of RTL, and software for operating the chip. In January 2003, we announced that we had developed and manufactured a physical chip named StratiPHY(TM) that represents our intellectual property designs. The addition of StratiPHY to Aware's intellectual property offering provides our customers with access to working silicon along with a complete turnkey package of RTL and firmware. We believe the addition of a physical chip to our intellectual property offerings has the potential of further reducing our customers' development costs and time-to-market.

Customers can integrate our technology into their own or third party manufacturing processes to develop monolithic chips or packaged solutions. We also license patent rights and offer engineering services to our customers.

We have complemented our core ADSL offerings with technologies aimed at enhancing the value proposition of ADSL for telephone companies. An important innovation we have developed is our Dr. DSL(R) diagnostic testing technology. Dr. DSL is designed to assist service providers with provisioning, monitoring, and maintaining their DSL services by enabling them to collect important information about their copper loop plant and the access network. Dr. DSL also has the potential of providing subscribers with tools they can use to assist with provisioning and maintenance. The primary goal of Dr. DSL is to reduce the costs associated with service turn-on and maintenance by reducing customer complaints and technician visits to subscriber locations. Specific Dr. DSL features include loop length measurement, bridged tap measurement, crosstalk disturber detection and management, subscriber self-installation, and in-home diagnostics. We have also developed channelized voice technology, named voice-enabled DSL (VeDSL(TM)), which allows service providers to bundle new, profitable voice-over-DSL services to their residential subscribers, enabling ADSL to evolve from a data-centric technology to a complete residential voice and data solution.


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

|X| offer systems-level, vertical intellectual property for specific applications that are based on worldwide standards;

|X|  leverage our customers' distribution capabilities;

|X| contribute to industry standards by offering our expertise, which allows us to anticipate technological changes; and

|X| generate revenue through a combination of license fees, engineering service fees, and royalties.


AWARE ADSL HARDWARE PRODUCTS

In addition to our intellectual property licensing business, we sell ADSL-related hardware products. Our principal hardware products include:

o ADSL MODULES - Modules are board-level products that contain all of the components of an ADSL system. Customers, such as ADSL test equipment companies, can integrate ADSL connectivity into their equipment-based products using our ADSL modules;
o ADSL DEVELOPMENT SYSTEMS - Development systems are system-level products that are designed to help our customers build ADSL chipsets by providing them with a means to conduct performance and interoperability testing during product development; and
o ADSL TEST SYSTEMS - Test systems are systems-level products that are designed to help ADSL modem manufacturers test their products during production without requiring them to purchase expensive central office equipment.


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

|X| WSQ BY AWARE compresses digital fingerprint data for use by law enforcement agencies such as the Federal Bureau of Investigation.
|X| Our electronic ID product suite includes NISTPACK BY AWARE, SEQUENCE CHECK BY AWARE, CJIS WEB BY AWARE, ACCUPRINT BY AWARE, AND ACCUSCAN BY AWARE. These products are used by law enforcement agencies to format, edit, validate, store, and print fingerprint and facial images.
|X| JPEG 2000 CODEC BY AWARE provides a solution for the compression and decompression of still images using the high-quality, wavelet-based method defined by the JPEG 2000 standard.
|X| We also license radiology compression software, which compresses digital radiographs and other types of medical imagery.


RESEARCH AND DEVELOPMENT

Semiconductor intellectual property markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new technologies, and for significant improvement of existing technologies. Our research and development activities are focused on the further development of our ADSL technology, including incorporating new industry standards that we expect will be adopted. We have also announced that we are developing technology for diagnostics and testing (Dr. DSL), G.SHDSL (ITU standard G.991.2), and wireless local area networking.

As of December 31, 2002, we had an engineering staff of 89 employees, representing 74% of our total employee staff. During the years ended December 31, 2002, 2001, and 2000, research and development expenses charged to operations were $14.0 million, $10.1 million, and $5.9 million, respectively. In addition, because our license agreements often call for us to provide engineering development services to our customers, a portion of our total engineering costs has been allocated to cost of contract revenue. We expect that we will continue to invest substantial funds in research and development activities.


SALES AND MARKETING

Our principal sales and marketing strategy is to license our ADSL intellectual property to semiconductor manufacturers. We believe that decisions involving the selection of our technology are frequently made at senior levels within a prospective customer's organization. Consequently, we rely significantly on presentations by our senior management to key employees at prospective customers. As of December 31, 2002, we had twelve people in our broadband sales and marketing organization.

Customers who have licensed our ADSL technology include ADI, Agere Systems, Inc. ("Agere"), Infineon, Intel, Legerity, Inc. (formerly Advanced Micro Devices' Communication Products Division), NEC Corporation, ST Microelectronics ("ST"), Metanoia Technologies (formerly a division of Sigmatel, Inc.), and 3COM/US Robotics.

In 2002, we derived approximately 32%, 15%, and 12% of our total revenue from ADI, Infineon, and Intel, respectively. In 2001, we derived approximately 52% and 14% of our total revenue from ADI and Intel, respectively. In 2000, we derived approximately 51% of our total revenue from ADI. All revenue in 2002, 2001, and 2000 was derived from unaffiliated customers.

We sell our software-based compression products primarily through OEMs and systems integrators. As of December 31, 2002, there were three people in our compression software sales organization.


COMPETITION

We compete by offering comprehensive packages of standards-based, complex, system-level, broadband technology. Our success as an intellectual property supplier depends on the willingness and ability of semiconductor manufacturers to design, build and sell integrated circuits based on our intellectual property. The semiconductor industry is intensely competitive and has been characterized by:

     |X|  rapid price erosion;

     |X|  rapid technological change;

     |X|  short product life cycles;

     |X|  cyclical market patterns; and

     |X|  increasing foreign and domestic competition.

As an intellectual property supplier to the semiconductor industry, we face competition from internal development teams within potential semiconductor customers. We must convince potential licensees to license from us rather than develop technology internally. Furthermore, semiconductor customers, who have licensed our intellectual property, may choose to abandon joint development projects with us and develop chipsets themselves without using our technology. In addition to competition from internal development teams, we compete against other independent suppliers of intellectual property for DSL and wireless local area networking.

The market for ADSL chipsets is also intensely competitive. Our success within the ADSL industry requires that ADSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy ADSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based and ADSL chipsets, including Broadcom, Centillium, Conexant, GlobespanVirata, ST and TI.

ADSL services compete with alternative DSL technologies that can also transport high-speed data over telephone lines. These technologies include symmetric high speed DSL (also known as HDSL, SDSL and G.SHDSL), and very high speed DSL, also known as VDSL. We cannot assure you that these alternative broadband technologies will not be more successful than ADSL or that we will be able to participate in markets involving these alternative broadband technologies.

ADSL services also compete with broadband technologies that use other network architectures to provide high-speed data service. These technologies include cable modems using cable networks, and wireless solutions using wireless networks. To date, ADSL services have been more successful than high-speed cable services outside of the United States; however cable services serve a larger number of broadband subscribers than ADSL inside the United States. We cannot assure you that these alternative network architectures will not be more successful than ADSL.

Many of our current and prospective ADSL licensees, as well as chipset competitors that compete with our semiconductor licensees, including Broadcom, Conexant, GlobespanVirata, ST and TI, have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We cannot assure you that we will be able to compete successfully or that competitive pressures will not seriously harm our business.

The markets for our wavelet image compression technology are competitive, and are expected to become increasingly more competitive in the near future.


PATENTS AND INTELLECTUAL PROPERTY

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2002, we had 18 issued patents and 45 pending patent applications pertaining to telecommunications and signal processing technology. We also had 12 issued patents and 3 pending patent application pertaining to image compression, video compression, audio compression, seismic data compression and optical applications.

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

Third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to us. In the past, we have received letters from third parties suggesting that we may be obligated to license such intellectual property rights. If we were found to have infringed any third party's patents, we could be subject to substantial damages and an injunction preventing us from conducting our business.


MANUFACTURING

Sales of hardware products constitute a relatively small portion of our total revenue. Since our primary strategic focus is IP licensing, we do not intend to produce hardware products in any material quantity for the foreseeable future. Consequently, we rely on third party contract manufacturers to assemble and test substantially all of our products. Our internal manufacturing capacity is limited to final test and assembly of certain products. Other than ADSL chipsets, which are available from ADI, we believe that other components for our equipment-based products are available from a number of suppliers.


EMPLOYEES

At December 31, 2002, we employed 120 people, including 89 in engineering, 15 in sales and marketing, 3 in manufacturing and 13 in finance and administration. Of these employees, 118 were based in Massachusetts. None of our employees is represented by a labor union. We consider our employee relations to be good.

We believe that our future success will depend in large part on the service of our technical and senior management personnel and upon our ability to retain highly qualified technical, sales and marketing and managerial personnel. In October 2002 we terminated approximately 22 percent of our workforce as part of an effort to reduce operating expenses. Our workforce reduction may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. Further, the reduction in force may reduce employee morale and may create concern among existing employees about job security, which may lead to increased attrition or turnover. As a result of these factors, our remaining personnel may decide to seek employment with more established companies, and we may have difficulty attracting new personnel that we might wish to hire in the future. We cannot assure you that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified personnel in the future.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq National Market under the symbol AWRE. The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq National Market from January 1, 2001 to December 31, 2002.

                                    FIRST      SECOND       THIRD      FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER
         ----------------------- ----------- ----------- ----------- -----------
         2002
            High...............      $9.79       $6.50       $3.94       $3.05
            Low................       5.92        3.25        1.95        2.01

         2001
            High...............     $21.00      $10.50       $9.05       $8.63
            Low................       8.50        7.30        3.17        3.76

As of March 12, 2003, we had approximately 160 shareholders of record. This number does not include shareholders from whom shares were held in a "nominee" or "street" name. We have never paid cash dividends on our common stock and we anticipate that we will continue to reinvest any earnings to finance future operations.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2002.


ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited financial statements for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. When you read this selected financial data, it is important that you read it along with Management's Discussion and Analysis of Financial Condition and Results of Operations, our historical consolidated financial statements, and the related notes to the financial statements, which can be found in Item 8.

Year ended December 31,                       2002        2001       2000         1999        1998
------------------------------------------------------------------------------------------------------
                                                           (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA
Revenue..................................    $13,844     $18,547    $30,667      $20,527     $11,796
Income (loss) from operations............    (12,529)     (4,823)     9,490        3,321      (3,951)
Cumulative effect of change in
    accounting principle (1).............          -           -     (1,618)           -           -
Net income (loss)........................    (18,728)     (2,520)    13,414        4,898      (2,249)
Net income (loss) per share - basic......     ($0.83)     ($0.11)     $0.60        $0.23      ($0.11)
Net income (loss) per share - diluted....     ($0.83)     ($0.11)     $0.56        $0.21      ($0.11)

BALANCE SHEET DATA
Cash and short-term investments..........    $33,302     $57,284    $57,503      $36,265     $26,567
Working capital..........................     33,481      59,608     67,146       41,348      28,813
Total assets.............................     59,237      78,103     81,450       54,482      40,162
Total liabilities........................      1,659       1,947      3,117        1,514       1,028
Total stockholders' equity...............     57,578      76,156     78,333       52,968      39,133

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

                                                                           Year ended December 31,
                                                              ---------------------------------------------------
                                                                    2002              2001             2000
                                                              ---------------------------------------------------
   Revenue:
      Product sales.......................................           33 %              21 %              15 %
      Contract revenue....................................           49                44                40
      Royalties...........................................           18                35                45
                                                              ---------------------------------------------------
        Total revenue.....................................          100               100               100

   Costs and expenses:
      Cost of product sales...............................            7                 3                 3
      Cost of contract revenue............................           35                37                29
      Research and development............................          101                54                19
      Selling and marketing...............................           21                16                 8
      General and administrative..........................           26                16                10
                                                              ---------------------------------------------------
         Total costs and expenses.........................          190               126                69

   Income (loss) from operations..........................          (90)              (26)               31

   Interest income........................................            6                12                 9
                                                              ---------------------------------------------------

   Income (loss) before benefit from (provision for)
      income taxes and cumulative effect of change in
      accounting principle ...............................          (84)              (14)               40
   Benefit from (provision for) income taxes..............          (51)                -                 9
                                                              ---------------------------------------------------
   Income (loss) before cumulative effect of change in
      accounting principle................................         (135)              (14)               49
                                                              ---------------------------------------------------
   Cumulative effect of change in accounting principle....            -                 -                (5)
                                                              ---------------------------------------------------
   Net income (loss)......................................         (135) %            (14) %             44 %
                                                              ===================================================

PRODUCT SALES

Product sales consist primarily of revenue from the sale of hardware products and compression software. Hardware products primarily include ADSL test and development systems, modules, and modems. Compression software consists of standard off-the-shelf software products that are sold to OEM customers that integrate our software into their equipment-based products.

Product sales increased 19% from $3.8 million in 2001 to $4.5 million in 2002. As a percentage of total revenue, product sales increased from 21% in 2001 to 33% in 2002. The dollar increase was primarily due to higher unit volume sales of modules and compression software, which was partially offset by a decrease in revenue from the sale of test and development systems. Module sales were higher primarily due to sales to a customer that is using them in

ADSL test equipment. Compression software revenue increased primarily due to higher demand for our electronic identification products. Test and development system revenue decreased primarily due to lower demand from our semiconductor and equipment customers, which was the result of continued difficult economic conditions in the semiconductor and telecommunications industries.

Product sales decreased 18% from $4.7 million in 2000 to $3.8 million in 2001. As a percentage of total revenue, product sales increased from 15% in 2000 to 21% in 2001. The dollar decrease was primarily due to a decrease in revenue from the sale of test and development systems, which was partially offset by an increase in revenue from the sale of compression software. Test and development system revenue decreased primarily because our semiconductor and equipment customers curtailed product development activities beginning in 2001 as a result of difficult economic conditions in the semiconductor and telecommunications industries. Compression software revenue was higher due to a large sale of our electronic identification products in the first quarter of 2001.

CONTRACT REVENUE

Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL chipsets.

Contract revenue decreased 18% from $8.3 million in 2001 to $6.8 million in 2002. As a percentage of total revenue, contract revenue increased from 44% in 2001 to 49% in 2002. Contract revenue decreased 32% from $12.2 million in 2000 to $8.3 million in 2001. As a percentage of total revenue, contract revenue increased from 40% in 2000 to 44% in 2001.

The dollar decreases in contract revenue in 2002 and 2001 were primarily due to a difficult environment for licensing intellectual property for communications integrated circuits. Both existing and prospective ADSL chipset licensees were reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last two years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions. We are uncertain when the economic and market conditions we faced in 2002 and 2001 will improve.

ROYALTIES

Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties decreased 61% from $6.5 million in 2001 to $2.5 million in 2002. As a percentage of total revenue, royalties decreased from 35% in 2001 to 18% in 2002. The decrease in royalties was primarily due to a decrease in ADSL chipset sales by our largest customer, ADI. We believe that ADI's chipset sales declined primarily due to falling ADSL chipset pricing and a potential loss of market share. Despite strong growth of worldwide ADSL subscribers in 2002, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply over the last two years. Additionally, deployments of ADSL service in geographic areas where chipsets based upon our technology have been sold, leveled off or declined in 2002. We are uncertain when ADSL chipset pricing will improve, whether ADI will be able to grow its presence or whether our other licensees will contribute meaningful royalty revenue.

Royalties decreased 53% from $13.9 million in 2000 to $6.5 million in 2001. As a percentage of total revenue, royalties decreased from 45% in 2000 to 35% in 2001. The decrease in royalties was primarily due to a decrease in ADSL chipset sales by ADI, our largest customer. We believe there were two principal factors behind the decline in ADI's chipset sales in 2001. First, while end user demand for ADSL service remains strong, particularly outside of the United States, more ADSL chipsets were sold in 2000 than were required by new subscribers. Resulting equipment overcapacity at telephone companies' central offices, and excess chipset inventory at ADSL equipment manufacturers slowed industry-wide chipset sales. Second, the glut of ADSL chipsets and central office equipment capacity caused chipset selling prices to drop sharply.

COST OF PRODUCT SALES

Since the cost of compression software license sales is minimal, cost of product sales consists primarily of ADSL equipment sales. Cost of product sales increased 52% from $0.6 million in 2001 to $1.0 million in 2002. As a percentage of product sales, cost of product sales increased from 16% in 2001 to 21% in 2002. The increase in cost of product sales was primarily due to a greater proportion of module sales in the sales mix. Modules have higher cost of sales than the other products that comprise our product revenue.

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

Cost of contract revenue decreased 28% from $6.8 million in 2001 to $4.9 million in 2002. As a percentage of contract revenue, cost of contract revenue decreased from 83% in 2001 to 72% in 2002. Cost of contract revenue decreased 22% from $8.8 million in 2000 to $6.8 million in 2001. As a percentage of contract revenue, cost of contract revenue increased from 72% in 2000 to 83% in 2001.

The dollar decrease in cost of contract revenue in 2002 and 2001 was primarily due to fewer customer contracts. Since our cost of contract revenue is based on the level of effort we expend on customer projects and the number of customer projects declined in 2002 and 2001, cost of contract revenue declined as well.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our broadband intellectual property offerings, and our compression software technology. Research and development expense increased 38% from $10.1 million in 2001 to $14.0 million in 2002. As a percentage of total revenue, research and development expense increased from 54% in 2001 to 101% in 2002. The dollar increase in research and development spending was primarily due to the following factors:

     (i) spending in 2002 includes the full year effect of a number of new engineers hired in 2001. Spending in 2001 only reflects that portion of the year that these employees were employed by us;

     (ii) as the number of customer projects decreased over the past year, we shifted engineers who were working on these projects to internal research and development projects; and

     (iii) we incurred additional research and development spending in 2002 to design and manufacture an ADSL/ADSL2 chip that we have named StratiPHY.

Our research and development spending is principally focused on projects related to core ADSL technology, including our StratiPHY chip, as well as for Dr. DSL, G.SHDSL, wireless local area network communications, and other development projects.

In October 2002, we terminated 35 employees to reduce our operating costs. Of the 35 employees who were terminated, 32 were engineers. The cost of severance and other employee benefits for terminated employees was approximately $700,000. The cost was recorded in the fourth quarter of 2002, and it approximates our historical quarterly costs for these employees as if they were active employees. Therefore, the reduction in force had a minimal effect on research and development spending in 2002. As of December 31, 2002, accrued severance costs were approximately $140,000, and are expected to be paid in the first half of 2003.

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

SELLING AND MARKETING EXPENSE

Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 2% from $2.9 million in 2001 to $3.0 million in 2002. As a percentage of total revenue, sales and marketing expense increased from 16% in 2001 to 21% in 2002. The dollar increase was primarily due to increased spending on sales staff and higher commissions for product sales, which was partially offset by lower advertising and tradeshow expenses.

Sales and marketing expense increased 15% from $2.5 million in 2000 to $2.9 million in 2001. As a percentage of total revenue, sales and marketing expense increased from 8% in 2000 to 16% in 2001. The dollar increase was primarily due to the addition of sales and marketing staff during 2001.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense increased 24% from $2.9 million in 2001 to $3.6 million in 2002. As a percentage of total revenue, general and administrative expense increased from 16% in 2001 to 26% in 2002. The dollar increase was primarily due to higher provisions for bad debts. In the fourth quarter of 2002, we increased our allowance for doubtful accounts by $0.7 million for an accounts receivable balance that we considered uncollectible.

General and administrative expense decreased 6% from $3.1 million in 2000 to $2.9 million in 2001. As a percentage of total revenue, general and administrative expense increased from 10% in 2000 to 16% in 2001. The dollar decrease was primarily due to lower provisions for bad debts, which was partially offset by increased spending on salaries.

INTEREST INCOME

Interest income decreased 61% from $2.3 million in 2001 to $0.9 million in 2002. The dollar decrease was primarily due to lower interest rates earned on our cash balances and lower cash balances.

Interest income decreased 19% from $2.8 million in 2000 to $2.3 million in 2001. The dollar decrease was primarily due to lower interest rates earned on our cash balances.

INCOME TAXES

We evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets. In 2002, we determined that due to our continuing operating losses in 2001 and 2002 as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As a result, we recorded a tax provision of $7.1 million in 2002 to reserve for our remaining deferred tax assets.

We made no provision for income taxes in 2001 because we had a net loss. In 2000, we determined that based on our expected future profitability at that time, it was more likely than not that we would realize a portion of our tax assets. Accordingly, we recorded a deferred tax asset of $7.1 million at December 31, 2000, which consisted of an income statement tax benefit of $2.7 million for tax loss carryforwards and research and development credits, and an adjustment to additional paid-in capital of $4.4 million for stock option related deductions.

At December 31, 2002, we had federal net operating loss carryforwards of approximately $48.2 million, which begin to expire in 2007, and federal research and development credit carryforwards of approximately $7.9 million, which begin to expire in 2003. At December 31, 2002, we also had available state net operating loss carryforwards of approximately $48.3 million, which begin to expire in 2003, and state research and development and investment tax credit carryforwards of approximately $4.0 million, which begin to expire in 2003.

Of the total net operating loss and research and development tax credit carryforwards for which a valuation allowance was recorded, approximately $24.5 million is attributable to the exercise of stock options and the tax benefit will be credited to additional paid-in capital, if realized in the future.

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


LIQUIDITY AND CAPITAL RESOURCES

Since our inception in March 1986, we have financed our activities primarily through the sale of stock. In the years ended December 31, 2002, 2001 and 2000, we received net proceeds from the issuance of stock under employee stock plans of $0.2 million, $0.3 million and $7.6 million, respectively. Our operating activities used net cash of $9.5 million in 2002. Cash used in our operating activities was primarily the result of operating losses and working capital requirements. Operating activities provided net cash of $1.2 million and $14.5 million in the years ended December 31, 2001 and 2000, respectively. Cash provided by operations during 2001 was primarily due to the collection of accounts receivables, which was partially offset by a decrease in deferred revenue. Cash provided by operations during 2000 was primarily due to our profitability in that year.

In the years ended December 31, 2002, 2001, and 2000, we made capital expenditures of $0.8 million, $1.4 million, and $1.3 million, respectively. Capital expenditures in all three years primarily consisted of spending on computer hardware and software, laboratory equipment, and furniture used principally in engineering activities. We have no material commitments for capital expenditures.

At December 31, 2002, we had cash, cash equivalents, short-term investments and investments of $47.1 million. While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents, short-term investments and investments will be sufficient to fund our operations for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, income taxes and the allowance for doubtful accounts to be critical policies.


REVENUE RECOGNITION. We derive our revenue from three sources (i) product revenue, which includes revenue from the sale of ADSL equipment and compression software products, (ii) contract revenue, which includes license and engineering service fees that we receive under customer agreements, and (iii) royalties that we receive under customer contracts.

As prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, we recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered. We also apply the principles set forth in AICPA Statement of Position No. 97-2, Software Revenue Recognition, when recognizing compression software revenue. Our revenue recognition policies are described more fully in Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements

As described below, we make significant judgments and estimates during the process of determining revenue for any particular accounting period.

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


INCOME TAXES. As part of the process of preparing our consolidated financial statements we are required to estimate our actual current tax expense. We must also estimate temporary and permanent differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense with the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets relate to net operating losses and research and development tax credits that we are carrying forward into future tax periods. As of December 31, 2002, we had a total of $38.1 million of deferred tax assets for which we had recorded a full valuation allowance.

Of the total valuation allowance, approximately $24.5 million relates to net operating loss and research and development tax credit carryforwards that are attributable to the exercise of stock options and the tax benefit will be credited to additional paid-in capital, if realized in the future.


ALLOWANCE FOR DOUBTFUL ACCOUNTS. We make judgments as to our ability to collect outstanding receivables and provide allowances for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. If the judgments we make to determine the allowance for doubtful accounts do not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be required.



RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have not adopted the fair value method of accounting for stock-based compensation, and will continue to apply APB 25 for our stock-based compensation plans. We have adopted the disclosure requirements of SFAS 148 in this Form 10-K, which is included in the "Summary of Significant Accounting Policies" footnote of our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure requirements of this interpretation are effective for interim and annual periods ending after December 15, 2002. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003. We are currently assessing the impact of adopting the recognition and initial measurement provisions of this new interpretation.

In November 2002, the EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We are currently determining the impact, if any, EITF Issue No. 00-21 will have on our financial position and results of operations.



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


OUR QUARTERLY RESULTS ARE UNPREDICTABLE AND MAY FLUCTUATE SIGNIFICANTLY. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Because our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. We generally recognize contract revenues ratably over the period during which we expect to provide engineering services. While this means that contract revenues from current licenses are generally predictable, changes can be introduced by a reevaluation of the length of the development period, or by the termination of a contract. The initial estimate of this period is subject to revision as the product being developed under a contract nears completion, and a revision may result in an increase or decrease to the quarterly revenue for that contract. In addition, accurate prediction of revenues from new licensees is difficult because the development of a business relationship with a potential licensee is a lengthy process, frequently spanning a year or more, and the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. Contract revenues also include fees for engineering services, which are dependent upon the varying level of assistance desired by licensees and, therefore, the revenue from these services is also difficult to predict.

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


WE HAVE EXPERIENCED NET LOSSES. We had net losses in 2002 and 2001. We expect that we will have a net loss during the first quarter of 2003. We may continue to experience losses in the future if:

     |X| the semiconductor and telecommunications markets do not recover from the downturn that began in 2001;

     |X| our existing customers do not increase their revenues from sales of chipsets with our technology; or

     |X| new and existing customers do not choose to license our intellectual property for new chipset products.


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


THERE HAS BEEN AND MAY CONTINUE TO BE AN OVERSUPPLY OF ADSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE. The royalties we receive are influenced by many of the risks faced by the ADSL market in general; including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. Since late 2000, the ADSL industry has experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the first quarter of 2003 and beyond. Our royalty revenue may continue to decline.


WE DEPEND SUBSTANTIALLY UPON A LIMITED NUMBER OF LICENSEES. There is a relatively limited number of semiconductor and equipment companies to which we can license our broadband technology in a manner consistent with our business model. If we fail to maintain relationships with our current licensees or fail to establish a sufficient number of new licensee relationships, our business could be seriously harmed. We are less certain than we have been in the past that one of our large customers, Intel, will field ADSL products based upon licensed technology from Aware. Over the course of 2002, our confidence that Intel will be a large source of revenue for us in the near future has diminished. In addition, our prospective customers may use their superior size and bargaining power to demand license terms that are unfavorable to us and prospective customers may not elect to license from us.


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER. In 2001 and 2002, we derived 52% and 32%, respectively of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993, and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. Our royalty revenue in the near term is highly dependent upon ADI's ability to maintain its market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, or experiences further price erosion in its ADSL chipsets, our royalty revenue could continue to decline.


OUR SUCCESS REQUIRES ACCEPTANCE OF OUR TECHNOLOGY BY EQUIPMENT COMPANIES. Due to our business strategy, our success is dependent on our ability to generate significant royalties from our licensing arrangements with semiconductor manufacturers. Our ability to generate significant royalties is materially affected by the willingness of equipment companies to purchase integrated circuits that incorporate our technology from our licensees. There are other competitive solutions available for equipment companies seeking to offer broadband communications products. We face the risk that equipment manufacturers will choose those alternative solutions. Generally, our ability to influence equipment companies' decisions whether to purchase integrated circuits that incorporates our technology is limited.

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

Our technology may infringe the intellectual property rights of others. A large and increasing number of participants in the telecommunications industry have applied for or obtained patents. Some of these patent holders have demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Third parties may assert patent, copyright and other intellectual property rights to technologies that are important to our business. In the past, we have received claims from other companies that our technology infringes their patent rights. Intellectual property rights can be uncertain and can involve complex legal and factual questions. We may infringe the proprietary rights of others, which could result in significant liability for us. If we were found to have infringed any third party's patents, we could be subject to substantial damages and an injunction preventing us from conducting our business.


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

The market for ADSL chipsets is also intensely competitive. Our success within the ADSL industry requires that ADSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy ADSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based and ADSL chipsets, including Broadcom, Centillium, Conexant, GlobespanVirata, ST, and TI.

ADSL services offered over copper telephone networks also compete with alternative broadband transmission technologies that use the telephone network as well as other network architectures. Alternative technologies for the telephone network include symmetric high speed DSL (also known as HDSL, SDSL and G.SHDSL), and very high speed DSL, also known as VDSL. These DSL technologies are based on techniques other than those used by ADSL to transport high-speed data over telephone lines. Alternative technologies that use other network architectures to provide high-speed data service include cable modems using cable networks, and wireless solutions using wireless networks. These alternative broadband technologies may be more successful than ADSL and we may not be able to participate in the markets involving these alternative technologies.

Many of our current and prospective ADSL licensees, as well as chipset competitors that compete with our semiconductor licensees, including Broadcom, Conexant, GlobespanVirata, ST, and TI have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We may be unable to compete successfully, and competitive pressures could seriously harm our business.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We do not use derivative financial instruments for speculative or trading purposes. As of December 31, 2002, we had invested $33.3 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of December 31, 2002, we had invested $13.8 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality corporate securities and U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at December 31, 2002. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.

                                       VALUATION OF SECURITIES                        VALUATION OF SECURITIES
                                        GIVEN AN INTEREST RATE                         GIVEN AN INTEREST RATE
                                             DECREASE OF              NO CHANGE              INCREASE OF
                                       -------------------------     IN INTEREST      -------------------------
Type of security                         (100BP)      (50 BP)           RATES            100 BP        50 BP
---------------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years       $14,037      $13,926          $13,816          $13,599      $13,707

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Aware, Inc. are filed as part of this Report on Form 10-K:



CONSOLIDATED FINANCIAL STATEMENTS:
                                                                                              Page
                                                                                              ----
  Report of Independent Accountants.....................................................       26
  Consolidated Balance Sheets as of December 31, 2002 and 2001..........................       27
  Consolidated Statements of Operations for each of the three
      years in the period ended December 31, 2002.......................................       28
  Consolidated Statements of Cash Flows for each of the
      three years in the period ended December 31, 2002................................        29
  Consolidated Statements of Stockholders' Equity for each of
       the three years in the period ended December 31, 2002...........................        30
  Notes to Consolidated Financial Statements...........................................        31


FINANCIAL STATEMENT SCHEDULE:
                                                                                              Page
                                                                                              ----
  Schedule II - Valuation and Qualifying Accounts.......................................       42

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Aware, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aware, Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of recognizing revenue.



PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
February 4, 2003, except for the
   information described in the last
   paragraph of Note 6, for which
   the date is March 3, 2003


                                                            AWARE, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                          DECEMBER 31,
                                                                               -----------------------------------
                                                                                     2002               2001
                                                                               ----------------    ---------------
ASSETS
Current assets:
     Cash and cash equivalents.............................................         $25,268             $36,056
     Short-term investments................................................           8,034              21,228
     Accounts receivable (less allowance for doubtful......................
        accounts of $1,077 in 2002 and $380 in 2001)                                  1,258               1,383
     Inventories...........................................................              50                 282
     Deferred tax assets...................................................               -               1,811
     Prepaid expenses and other current assets.............................             530                 795
                                                                               ----------------    ---------------
           Total current assets............................................          35,140              61,555
                                                                               ----------------    ---------------

Property and equipment, net................................................          10,038              10,937
Deferred tax assets........................................................               -               5,282
Investments................................................................          13,816                   -
Other assets, net..........................................................             243                 329
                                                                               ----------------    ---------------
           Total assets....................................................         $59,237             $78,103
                                                                               ================    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................................            $274                $353
     Accrued expenses......................................................             213                 521
     Accrued compensation..................................................             965                 948
     Accrued professional..................................................              65                 125
     Deferred revenue......................................................             142                   -
                                                                               ----------------    ---------------
             Total current liabilities.....................................           1,659               1,947
                                                                               ----------------    ---------------

Commitments and contingent liabilities (Note 7)

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
          none outstanding ................................................               -                   -
      Common stock, $.01 par value; shares authorized,
             70,000,000 in 2002 and 30,000,000 in 2001; issued
             and outstanding, 22,698,171 in 2002 and 22,657,741 in 2001....             227                 227
      Additional paid-in capital...........................................          77,301              77,151
      Retained earnings (accumulated deficit)..............................         (19,950)             (1,222)
                                                                               ----------------    ---------------
             Total stockholders' equity....................................          57,578              76,156
                                                                               ----------------    ---------------
             Total liabilities and stockholders' equity....................         $59,237             $78,103
                                                                               ================    ===============


                      The accompanying notes are an integral part of the financial statements.


                                                AWARE, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                     YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                               2002           2001            2000
                                                          -----------------------------------------------
Revenue:
    Product sales.......................................           $4,530         $3,817         $4,655
    Contract revenue....................................            6,797          8,253         12,152
    Royalties...........................................            2,517          6,477         13,860
                                                          -----------------------------------------------
        Total revenue...................................           13,844         18,547         30,667
                                                          -----------------------------------------------

Costs and expenses:
    Cost of product sales...............................              955            629            831
    Cost of contract revenue............................            4,889          6,822          8,800
    Research and development............................           13,956         10,104          5,915
    Selling and marketing...............................            2,966          2,916          2,533
    General and administrative..........................            3,607          2,899          3,098
                                                          -----------------------------------------------
         Total costs and expenses.......................           26,373         23,370         21,177
                                                          -----------------------------------------------

Income (loss) from operations...........................          (12,529)        (4,823)         9,490
Interest income.........................................              894          2,303          2,826
                                                          -----------------------------------------------
Income (loss) before benefit from (provision for) income
   taxes and cumulative effect of change in accounting
   principle............................................          (11,635)        (2,520)        12,316
Benefit from (provision for) income taxes...............           (7,093)             -          2,716
                                                          -----------------------------------------------
Income (loss) before cumulative effect of change in
   accounting principle.................................          (18,728)        (2,520)        15,032
Cumulative effect of change in accounting
   principle (Note 2)...................................                -              -         (1,618)
                                                          -----------------------------------------------

Net income (loss).......................................         ($18,728)       ($2,520)       $13,414
                                                          ===============================================


Basic net income (loss) per share:
   Income (loss) before cumulative effect of change in
       accounting principle.............................          ($0.83)        ($0.11)         $0.67
   Cumulative effect of change in accounting principle .               -              -         ($0.07)
                                                          -----------------------------------------------
   Net income (loss) per share..........................          ($0.83)        ($0.11)         $0.60
                                                          ===============================================

Diluted net income (loss) per share:
   Income (loss) before cumulative effect of change in
       accounting principle.............................          ($0.83)        ($0.11)         $0.63
   Cumulative effect of change in accounting principle..               -              -         ($0.07)
                                                          -----------------------------------------------
   Net income (loss) per share..........................          ($0.83)        ($0.11)         $0.56
                                                          ===============================================


Weighted average shares - basic.........................          22,679         22,631         22,454
Weighted average shares - diluted.......................          22,679         22,631         23,807


                 The accompanying notes are an integral part of the financial statements.


                                                    AWARE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)



                                                                           YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                      2002             2001            2000
                                                               --------------------------------------------------
Cash flows from operating activities:
   Net income (loss).........................................         ($18,728)         ($2,520)        $13,414
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization..........................            1,844            1,720           1,738
      Provision for doubtful accounts.......................               707               25             325
      Increase (decrease) from changes in assets and
      liabilities:
      Accounts receivable....................................             (582)           3,792             181
      Inventories............................................              232             (115)            (45)
      Deferred tax assets....................................            7,093                -          (2,716)
      Prepaid expenses and other current assets..............              265             (495)            (31)
      Accounts payable.......................................              (79)            (130)           (305)
      Accrued expenses.......................................             (351)             429             439
      Deferred revenue.......................................              142           (1,469)          1,469
                                                               --------------------------------------------------
           Net cash provided by (used in) operating activities          (9,457)           1,237          14,469
                                                               --------------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment......................             (807)          (1,424)         (1,305)
    Other assets.............................................              (52)            (375)            500
    Net sales (purchases) of short-term investments..........           13,194          (15,387)         (4,824)
    Net purchases of investments.............................          (13,816)               -               -
                                                               --------------------------------------------------
           Net cash used in investing activities.............           (1,481)         (17,186)         (5,629)
                                                               --------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock ..................              150              343           7,574
                                                               --------------------------------------------------
           Net cash provided by financing activities.........              150              343           7,574
                                                               --------------------------------------------------

Increase (decrease) in cash and cash equivalents.............          (10,788)         (15,606)         16,414
Cash and cash equivalents, beginning of year.................           36,056           51,662          35,248
                                                               --------------------------------------------------

Cash and cash equivalents, end of year ......................          $25,268          $36,056         $51,662
                                                               ==================================================



                     The accompanying notes are an integral part of the financial statements.


                                                    AWARE, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)



                                                                                       Retained
                                                  Common Stock          Additional     Earnings       Total
                                            --------------------------   Paid-In     (Accumulated  Stockholders'
                                               Shares       Amount       Capital       Deficit)       Equity
                                            ------------ ------------- ------------- ------------- -------------
Balance at December 31, 1999..............       21,918          $219       $64,865     ($12,116)      $52,968

    Exercise of common stock options .....          680             7         7,405                      7,412
    Issuance of common stock under
       employee stock purchase plan.......            8             -           162                        162
    Tax benefit of stock option exercises.                                    4,377                      4,377
    Net income............................                                                 13,414       13,414
                                            ------------ ------------- ------------- ------------- -------------

Balance at December 31, 2000..............       22,606           226        76,809         1,298       78,333

    Exercise of common stock options .....           24             -           180                        180
    Issuance of common stock under
       employee stock purchase plan.......           28             1           162                        163
    Net loss..............................                                                (2,520)       (2,520)
                                            ------------ ------------- ------------- ------------- -------------

Balance at December 31, 2001..............       22,658           227        77,151       (1,222)       76,156

    Exercise of common stock options .....           10             -            63                         63
    Issuance of common stock under
       employee stock purchase plan.......           30             -            87                         87
    Net loss..............................                                               (18,728)      (18,728)
                                            ------------ ------------- ------------- ------------- -------------

Balance at December 31, 2002..............       22,698          $227       $77,301     ($19,950)      $57,578
                                            ============ ============= ============= ============= =============



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

     INVESTMENTS - At December 31, 2002 and 2001, we categorized all securities as "available-for-sale," since we may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 2002 and 2001, unrealized gains and losses were not material.

     The amortized cost of securities, which approximates fair value, consists of the following at December 31, 2002 and 2001 (in thousands):

        Short-term Investments                      2002             2001
        ----------------------                   ------------     ------------
          Corporate debt securities..........         $3,185           $6,869
          U.S. agency securities.............          4,849           14,359
                                                 ------------     ------------
            Total............................         $8,034          $21,228
                                                 ============     ============


        Investments                                 2002             2001
        -----------                              ------------     ------------
          Corporate debt securities..........         $1,030                -
          U.S. agency securities.............         12,786                -
                                                 ------------     ------------
            Total............................        $13,816                -
                                                 ============     ============


     ALLOWANCE FOR DOUBTFUL ACCOUNTS - Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts. Bad debt expense was $707,000, $25,000, and $325,000 for 2002, 2001, and 2000, respectively.

     INVENTORIES - Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out ("FIFO") method.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Building and improvements.........................      30 years
        Furniture and fixtures and office equipment.......       5 years
        Computer & manufacturing equipment................       3 years
        Purchased software................................       3 years


     IMPAIRMENT OF LONG-LIVED ASSETS - We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. The cash flow estimates used to determine the impairment, if any, reflect our best estimates using appropriate assumptions and projections at that time. We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2002.

     REVENUE RECOGNITION. Effective January 1, 2000, we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

     We derive our revenue from three sources (i) product revenue, which includes revenue from the sale of ADSL equipment products and compression software products, (ii) contract revenue, which includes license and engineering service fees that we receive under customer agreements, and
     (iii) royalties that we receive under customer contracts. In addition to the general revenue recognition principles prescribed by SAB 101, our specific revenue recognition policies for each revenue source are more fully described below.

     PRODUCT SALES. Product sales consist primarily of revenue from the sale of:
     (i) hardware products, and (ii) compression software.

          o Hardware products, including ADSL transceiver modules and test and development systems are standalone products that are sold independently of our technology licensing business. The terms of sales generally do not contain provisions that obligate us to provide additional products or services after shipment. Additionally, we do not grant return rights other than normal warranty rights of return. We recognize revenue: (i) upon shipment when products are shipped FOB shipping point, and (ii) upon delivery at the customer's location when products are shipped FOB destination.

          o Compression software consists of standard off-the-shelf software products that are sold to OEM customers that integrate our software into their equipment-based products. The terms of sale generally do not contain provisions that obligate us to provide additional products or services after shipment, other than technical telephone support for a brief period of time post sale. The cost of providing technical support is inconsequential because of the limited scope of the support. Additionally, we do not grant return rights other than normal warranty rights of return, and we generally do not customize software for customers. Occasionally, we sell maintenance contracts that entitle customers to product updates.

               We recognize compression software revenue by applying the principles set forth in SAB 101 and American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, Software Revenue Recognition. Accordingly, we recognize revenue for software licenses: (i) upon shipment when products are shipped FOB shipping point, and (ii) upon delivery at the customer's

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               location when products are shipped FOB destination. We recognize revenue for maintenance contracts ratably over the related contract period.

     CONTRACT REVENUE. We enter into nonexclusive technology licensing agreements with semiconductor licensees that contain terms and conditions that have historically varied by licensee. Such agreements generally require us to provide: (i) intellectual property, which consists primarily of integrated circuit designs; (ii) engineering services; and (iii) the right to incorporate our intellectual property components and patented technology into our customers' products. Generally our licensing agreements include one or more of the following elements of financial consideration to us: (i) technology license fees; (ii) engineering service fees, and (iii) royalty payments. We classify license and engineering service fees received under licensing agreements as contract revenue.

     Technology license fees and engineering service fees are paid during product development and royalties are paid once customers begin shipping products that incorporate our technology. License fees are typically payable on an upfront basis or in lump sums at various points during a development project. Engineering services fees are typically paid on a more uniform basis throughout the project to reflect the level of engineering services being performed. In addition, customers may engage us to provide on-going engineering services or support after a project has been completed.

     Revenue recognition for contract revenue is based on whether a licensing agreement contains a single element of either license fees or engineering service fees, or whether a licensing agreement contains multiple elements of both license fees and engineering service fees. Our revenue recognition policy for each type of licensing agreement is described as follows:

          SINGLE ELEMENT LICENSING AGREEMENTS. To the extent that the single element contained in a licensing agreement is for technology only, then technology license fees are recognized as revenue when technology transfers have been effected and no contingent factors are present. To the extent that the single element contained in a licensing agreement is for engineering services only, then engineering services are recognized as revenue when the defined milestones are completed. Engineering milestones have historically been formulated to correlate with the estimated level of effort and related costs.

          MULTIPLE ELEMENT LICENSING AGREEMENTS. Contract revenue under multiple element agreements is recognized by recording total license and engineering fees for the entire contract on a straight-line basis over the estimated contract performance period, subject to the limitation that cumulative revenue through the end of any period may not exceed cumulative contract payments through that same period. Based on our multiple element licensing agreements, we believe that the straight-line method represents the appropriate systematic method for revenue recognition.

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

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     CAPITALIZATION OF SOFTWARE COSTS - We capitalize certain internally generated software development costs after technological feasibility of the product has been established. No software costs were capitalized for the years ended December 31, 2002, 2001 and 2000, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

     CONCENTRATION OF CREDIT RISK - At December 31, 2002 and 2001, we had cash and investments, in excess of federally insured deposit limits of approximately $47.0 million and $57.2 million, respectively.

     Concentration of credit risk with respect to net accounts receivable consists of $0.6 million, $0.4 million, and $0.2 million with three customers at December 31, 2002 and $0.7 million, $0.3 million, $0.2 million, and $0.1 million with four customers at December 31, 2001.

     STOCK-BASED COMPENSATION - We grant stock options to our employees and directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", we account for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, we have adopted the provisions of SFAS No. 123 through disclosure only.

     At December 31, 2002, we have four stock-based employee compensation plans, which are described more fully in Note 6. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation (in thousands, except per share data):

                                                                              Year ended December 31,
                                                                ----------------------------------------------------
                                                                       2002              2001             2000
                                                                ----------------- ---------------- -----------------
     Net income (loss) - as reported........................           ($18,728)          ($2,520)         $13,414
     Deduct: Total stock-based employee compensation
       expense determined under fair value based method
       for all awards.......................................             21,207            25,253           17,247
                                                                ----------------- ---------------- -----------------
     Net loss - pro forma...................................           ($39,935)         ($27,773)         ($3,833)

     Basic earnings (loss) per share - as reported..........             ($0.83)           ($0.11)           $0.60
     Basic earnings (loss) per share - pro forma............             ($1.76)           ($1.23)          ($0.17)

     Diluted earnings (loss) per share - as reported........             ($0.83)           ($0.11)           $0.56
     Diluted earnings (loss) per share - pro forma..........             ($1.76)           ($1.23)          ($0.17)

     The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                      Year ended December 31,
                                                       ------------------------------------------------------
                                                            2002               2001                2000
                                                       ---------------    ---------------     ---------------

       Average risk-free interest rate.............           3.82%              4.55%               6.15%
       Expected life of option grants..............         5 years            5 years             5 years
       Expected volatility of underlying stock.....             99%               104%                106%
       Expected dividend yield.....................               -                  -                   -

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

     COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the years ended December 31, 2002, 2001 and 2000, comprehensive income (loss) was not materially different from net income (loss).

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have not adopted the fair value method of accounting for stock-based compensation, and will continue to apply APB 25 for our stock-based compensation plans. We have adopted the disclosure requirements of SFAS 148 in this Form 10-K, which is included in the "Summary of Significant Accounting Policies" footnote of our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure requirements of this interpretation are effective for interim and annual periods ending after December 15, 2002. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003. We are currently assessing the impact of adopting the recognition and initial measurement provisions of this new interpretation.

     In November 2002, the EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We are currently determining the impact, if any, EITF Issue No. 00-21 will have on our financial position and results of operations.

     SEGMENTS - We organize ourselves as one segment reporting to the chief operating decision-maker. We have sales outside of the United States, which are described in Note 8. All long-lived assets are maintained in the United States.


3.   INVENTORIES
     Inventories consisted of the following at December 31 (in thousands):

                                                  2002              2001
                                             ---------------    --------------
        Raw materials....................               $46              $146
        Finished goods...................                 4               136
                                             ---------------    --------------
            Total........................               $50              $282
                                             ===============    ==============


4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31 (in thousands):

                                                                      2002                2001
                                                                 ---------------     ----------------
        Land...............................................             $1,080              $1,080
        Building and improvements..........................              8,784               8,757
        Computer equipment.................................              5,568               5,272
        Purchased software.................................              2,818               2,343
        Furniture and fixtures.............................                928                 923
        Office equipment...................................                346                 342
        Manufacturing equipment............................                268                 268
                                                                 ---------------     ----------------
           Total...........................................             19,792              18,985
        Less accumulated depreciation and amortization.....             (9,754)             (8,048)
                                                                 ---------------     ----------------
           Property and equipment, net.....................            $10,038             $10,937
                                                                 ===============     ================

     Depreciation expense amounted to $1.7 million in each of the years ended December 31, 2002, 2001, and 2000, respectively.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INCOME TAXES

     Deferred tax assets are attributable to the following at December 31 (in thousands):

                                                                              2002               2001
                                                                          --------------     --------------
     Federal net operating loss carryforwards........................          $16,370            $19,073
     Research and development and other tax credit carryforwards.....           10,533             10,575
     State net operating loss carryforwards..........................            3,042              3,385
     Capitalized research and development costs......................            6,932                  -
     Other ..........................................................            1,228                791
                                                                          --------------     --------------
        Total........................................................           38,105             33,824
     Less valuation allowance........................................          (38,105)           (26,731)
                                                                          --------------     --------------
        Deferred tax assets, net.....................................          $     -            $ 7,093
                                                                          ==============     ==============

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                                                Year ended December 31,
                                                                     -----------------------------------------------
                                                                         2002            2001              2000
                                                                     -------------    ------------     -------------
      Federal statutory rate.....................................        (34%)            (34%)             34%
      State rate, net of federal benefit.........................         (6)              (6)               6
      Tax credits................................................        (14)             (60)              (9)
      Change in valuation allowance..............................        111              100              (58)
      Other                                                                4                -                5
                                                                     -------------    ------------     -------------
         Effective tax rate......................................         61%                -%            (22)%
                                                                     =============    ============     =============

     We have evaluated the positive and negative evidence affecting the realizability of our deferred tax assets. As of December 31, 2002, based on the weight of the available evidence, we determined that it is more likely than not that all of our deferred tax assets will not be realized, and fully reserved our deferred tax assets. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

     At December 31, 2002, we had federal net operating loss carryforwards of approximately $48.2 million, which begin to expire in 2007, and federal research and development credit carryforwards of approximately $7.9 million, which begin to expire in 2003. At December 31, 2002, we also had available state net operating loss carryforwards of approximately $48.3 million, which begin to expire in 2003, and state research and development and investment tax credit carryforwards of approximately $4.0 million, which begin to expire in 2003.

     Of the total net operating loss and research and development tax credit carryforwards for which a valuation allowance was recorded, approximately $24.5 million is attributable to the exercise of stock options and the tax benefit will be credited to additional paid-in capital, if realized in the future.


6.   EQUITY AND STOCK COMPENSATION PLANS

     At December 31, 2002, we have four stock-based compensation plans, which are described below.

     FIXED STOCK OPTION PLANS - We have three fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan ("1990 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan ("1996 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. Under the 2001 Nonqualified Stock Plan ("2001 Plan"), we may grant nonqualified stock options to our employees and directors for up to 8,000,000 shares of

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     common stock. Under all three plans, options are granted at an exercise price as determined by the Board of Directors; have a maximum term of ten years; and generally vest over three to five years. As of December 31, 2002, there were 4,573,925 shares available for grant under the 2001 Plan, 678,740 shares available for grant under the 1996 Plan, and no shares available under the 1990 Plan.

     A summary of the transactions of our three fixed stock option plans for the years ended December 31, 2002, 2001, and 2000 are presented below:

                                                2002                         2001                        2000
                                      --------------------------  ---------------------------  -------------------------
                                                     Weighted                    Weighted                    Weighted
                                                      Average                     Average                     Average
                                                     Exercise                    Exercise                    Exercise
                                         Shares        Price         Shares        Price          Shares       Price
                                      --------------------------  ---------------------------  -------------------------
Outstanding at beginning of year...      6,268,208       $20.63      4,083,683        $29.52      3,538,687      $22.05
Granted............................      1,521,100         3.50      2,407,423          6.42      1,631,350       37.86
Exercised..........................         (9,736)        6.48        (23,731)         7.60       (680,413)      10.89
Forfeited or cancelled.............       (937,026)       16.00       (199,167)        32.73       (405,941)      29.10
                                      --------------------------  ---------------------------  -------------------------
Outstanding at end of year.........      6,842,546       $17.47      6,268,208        $20.63      4,083,683      $29.52
                                      ==========================  ===========================  =========================

Options exercisable at year end....      4,265,956       $21.01      3,358,403        $21.28      1,711,351      $23.79


     The weighted average grant date fair values of options granted during the years ended December 31, 2002, 2001 and 2000 were $2.65, $5.01 and $30.30, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2002:


                                          Options Outstanding                               Options Exercisable
                       -----------------------------------------------------------  -------------------------------------
                           Number          Weighted-Avg.                                 Number
       Range of         Outstanding at       Remaining            Weighted-Avg.         Exercisable       Weighted-Avg.
   Exercise Prices        12/31/02       Contractual Life        Exercise Price         At 12/31/02       Exercise Price
   ---------------     -----------------------------------------------------------  -------------------------------------
  $0 to 10..........       3,714,944          8.6 years               $5.26              1,687,331              $6.48
  10 to 20..........         737,432          4.9                    $11.81                725,941             $11.82
  20 to 30..........         609,730          6.7                    $23.73                503,955             $24.43
  30 to 40..........         512,350          7.0                    $31.97                393,631             $31.96
  40 to 50..........       1,258,090          6.9                    $47.55                946,348             $47.26
  50 to 70..........          10,000          6.8                    $58.06                  8,750             $57.36
                       -----------------------------------------------------------  -------------------------------------
                           6,842,546          7.6                    $17.47              4,265,956             $21.01
                       ===========================================================  =====================================

     EMPLOYEE STOCK PURCHASE PLAN - In June 1996, we adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 100,000 shares of common stock have been reserved for issuance. As of December 31, 2002 there were 20,303 shares available for future issuance under the ESPP Plan. We issued 30,694, 27,733 and 7,808 common shares under the ESPP Plan in 2002, 2001 and 2000, respectively.

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

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     EMPLOYEE STOCK OPTION EXCHANGE PROGRAM - On March 3, 2003, we commenced an offer to exchange outstanding stock options with eligible employees. Under the terms of the program, eligible employees have the right to tender for cancellation all stock options that they hold with an exercise price above $3.00 per share. Employees electing to participate must tender all such outstanding stock options held by them by the end of the day on April 1, 2003. In return, employees will receive replacement stock options that will be granted between October 2, 2003 and November 13, 2003. Employees will receive replacement options based on a formula that allows them to purchase one share of common stock for every two option shares surrendered by them. Replacement grants will be priced at the current market value of our stock on the replacement grant date.


7.   COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS - We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997. We conduct a portion of our activities in leased facilities in Lafayette, California under a non-cancellable operating lease that expires in 2004. The following is a schedule of future minimum rental payments (in thousands):

      YEAR ENDED DECEMBER 31,
      -----------------------
      2003.....................................            44
      2004.....................................            30
                                                   -----------
         Total minimum lease payments..........           $74
                                                   ===========


     Rental expense was approximately $44,000, $36,000 and $105,000 in 2002, 2001 and 2000, respectively.

     LITIGATION - There are no material pending legal proceedings to which we are a party or to which any of our properties are subject which, either individually or in the aggregate, are expected to have a material adverse effect on our business, financial position or results of operations.

     GUARANTEES AND INDEMNIFICATION OBLIGATIONS - We enter into licensing agreements in the ordinary course of business that requires us: i)to perform under the terms of the contracts, ii) to protect the confidentiality of our customers' intellectual property, and iii) to indemnify customers, including indemnification against third party claims alleging infringement of intellectual property rights. We also have agreements with each of our directors and executive officers to indemnify such directors or executive officers, to the extent legally permissable, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of Aware.

     Given the nature of the above obligations and agreements, we are unable to make a reasonable estimate of the maximum potential amount that we could be required to pay. Historically, we have not made any significant payments on the above guarantees and indemnifications and no amount has been accrued in the accompanying consolidated financial statements with respect to these guarantees and indemnifications.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     We organize ourselves as one segment and conduct our operations in the United States.

     We sell our products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                                      Year ended December 31,
                                                        ----------------------------------------------------
                                                             2002              2001               2000
                                                        ---------------    --------------     --------------
      United States...................................        $11,045            $17,092            $26,606
      Europe..........................................          2,438                717              2,231
      Asia/Pacific....................................            225                627              1,567
      Rest of world...................................            136                111                263
                                                        ---------------    --------------     --------------
                                                              $13,844            $18,547            $30,667
                                                        ===============    ==============     ==============

     The portion of total revenue that was derived from major customers was as follows:

                                                                      Year ended December 31,
                                                        ----------------------------------------------------
                                                             2002              2001               2000
                                                        ---------------    --------------     --------------
       Customer A.................................                 32%               52%                51%
       Customer B...................................               15%               14%                 9%
       Customer C................................                  12%                2%                 7%

9.   EMPLOYEE BENEFIT PLAN

     In 1994, we established a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were $340,000, $313,000 and $166,000 in 2002, 2001 and 2000, respectively.


10.  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated as follows (in thousands, except per share data):

                                                                             Year ended December 31,
                                                               -----------------------------------------------------
                                                                   2002              2001                2000
                                                               -------------    ---------------     ----------------
       Net income (loss)...................................       ($18,728)          ($2,520)               $13,414

       Weighted average common shares outstanding........           22,679            22,631                 22,454
       Additional dilutive common stock equivalents .....                -                 -                  1,353
                                                               -------------    ---------------     ----------------
       Diluted shares outstanding .......................           22,679            22,631                 23,807
                                                               =============    ===============     ================

       Net income (loss) per share - basic.................         ($0.83)           ($0.11)                 $0.60
       Net income (loss) per share - diluted...............         ($0.83)           ($0.11)                 $0.56

      For the year ended December 31, 2002 and 2001, potential common stock equivalents of 226,303 and 285,427, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the years ended December 31, 2002, 2001 and 2000, options to purchase 4,770,052, 3,488,215 and 1,508,194 shares of common stock at average weighted prices of $23.54, $31.95 and $47.53 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     The following table presents unaudited quarterly operating results for each of our quarters in the two-year period ended December 31, 2002 (in thousands, except per share data):

                                                                2002 Quarters Ended
                                          -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                          -----------------------------------------------------------------
Revenue.................................      $3,576           $4,012          $3,953           $2,303
Loss from operations....................      (2,815)          (2,362)         (2,812)          (4,540)
Net loss................................      (2,576)          (2,130)         (9,681)          (4,341)

Net loss per share - basic..............      ($0.11)          ($0.09)         ($0.43)          ($0.19)
Net loss per share - diluted ...........      ($0.11)          ($0.09)         ($0.43)          ($0.19)


                                                                2001 Quarters Ended
                                          -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                          -----------------------------------------------------------------

Revenue.................................      $8,218           $4,017          $3,108           $3,204
Income (loss) from operations...........       2,633           (1,655)         (2,874)          (2,927)
Net income (loss).......................       2,056               40          (2,039)          (2,577)

Net income (loss) per share - basic.....       $0.09            $0.00          ($0.09)          ($0.11)
Net income (loss) per share - diluted...       $0.09            $0.00          ($0.09)          ($0.11)


                                               FINANCIAL STATEMENT SCHEDULE


              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS - YEARS ENDED DECEMBER 31,2002, 2001, AND 2000
                                                      (IN THOUSANDS)


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
                                 OF PERIOD         EXPENSES            ACCOUNTS          RESERVES         OF PERIOD
----------------------------- ---------------- ------------------ ------------------ ----------------- ------------------
Allowance for doubtful accounts receivable:
   2002.................                 $380              $707                  -                $10            $1,077
   2001.................                 $402               $25                  -                $47              $380
   2000.................                 $175              $325                  -                $98              $402

Allowance for sales returns and allowances:
   2002.................                    -                 -                  -                  -                 -
   2001.................                 $125                 -              ($125)                 -                 -
   2000.................                  $35                 -                $90                  -              $125

Inventory reserves:
   2002.................                 $284                 -                  -                  -              $284
   2001.................                 $209               $75                  -                  -              $284
   2000.................                 $159               $50                  -                  -              $209

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors, and their ages as of March 12, 2003 are as follows:

              NAME                AGE      POSITION
              ----                ---      --------
Michael A. Tzannes.............    41      Chief Executive Officer and Director
Edmund C. Reiter...............    39      President and Director
Richard P. Moberg..............    48      Chief Financial Officer and Treasurer
Richard W. Gross...............    45      Senior Vice President - Engineering
John K. Kerr ..................    65      Chairman of the Board of Directors
David Ehreth ..................    53      Director
G. David Forney, Jr. ..........    62      Director
Frederick D. D'Alessio.........    54      Director


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

RICHARD W. GROSS was appointed senior vice president - engineering in July 1999. Mr. Gross served as vice president - strategic development from July 1998 to July 1999. Prior to the vice president position, he held various senior level engineering positions from the time he joined Aware in September 1993 until July 1998. Prior to joining Aware, Mr. Gross was a senior technical staff member at GTE Laboratories from 1987 to 1993; a technical staff member at the Heinrich Hertz Institute from 1984 to 1987; and a programmer for IBM, Federal Systems Division from 1980 to 1984. Mr. Gross received a Ph.D. and M.S. in electrical engineering from the University of Rhode Island and a B.A. in physics from Holy Cross College.

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

DAVID EHRETH has served as a director of Aware since November 1997. Since April 1998, Mr. Ehreth has served as chairman of Westwave Communications, Inc., a telecommunications software company. From April 1998 to July 2002, Mr. Ehreth also served as president and chief executive officer of Westwave. From June 1992 to August 1998, Mr. Ehreth served as division vice president of the access division of DSC Communications Corporation, a manufacturer of digital switching, access, transport and private network system products for the telecommunications industry. From 1987 to June 1992, Mr. Ehreth served as vice president of engineering of Optilink, Inc., a manufacturer of access systems for the telecommunications industry. Optilink, Inc. was acquired by DSC Communications Corporation in 1990. From 1977 to 1987, Mr. Ehreth held numerous positions in the Digital Telephone Systems division of Harris Corporation. Mr. Ehreth received a degree in electrical engineering from College of Marin.

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

FREDERICK D. D'ALESSIO has served as a director of Aware since December 2002. Mr. D'Alessio is currently a general partner at Capitol Management Partners, a business advisory partnership. Mr. D'Alessio served as president for the Advanced Services Group for Verizon Communications from July 2000 to November 2001. The Advanced Services Group included Verizon's Long Distance, DSL and Internet Service Provider Businesses. From December 1998 to June 2000, Mr. D'Alessio served as group president consumer services for Bell Atlantic Communications, responsible for all aspects of Residential Services. From April 1995 to November 1998 Mr. D'Alessio served as president-consumer sales and services for Bell Atlantic. Mr. D'Alessio received a B.S.E.E. and M.S. degree from New Jersey Institute of Technology and a Masters of Business Administration from Rutgers University.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 29, 2003 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 29, 2003 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) See Item 8 for an index to the consolidated financial statements, supplementary financial information, and financial statement schedule.

     Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by
     Section 906 of the Sarbanes-Oxley Act of 2002.

(B) There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2002.

(C)  INDEX TO EXHIBITS

     Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with this Annual Report on Form 10-K or have been incorporated into this Report by reference. Copies of such exhibits may be obtained from us upon request.


     EXHIBIT NO.         DESCRIPTION OF EXHIBIT
     -----------         ----------------------
     3.1                 Amended and Restated Articles of Organization (filed as Exhibit 3.2 to the Company's
                         Registration Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).
     3.2                 Articles of Amendment to the Articles of Organization (filed as Exhibit 3.3 to the
                         Company's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
     3.3                 Amended and Restated By-Laws (filed as Exhibit 3.3 to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
     4.1                 Rights Agreement dated as of October 2, 2001 between
                         Aware, Inc. and Equiserve Trust Company, N.A., as
                         Rights Agent (filed as Exhibit 4(a) to the Company's
                         Form 8-K filed with the Securities and Exchange
                         Commission on October 3, 2001 and incorporated herein
                         by reference).
     4.2                 Terms of Series A Participating Cumulative Preferred Stock of Aware, Inc. (attached as
                         Exhibit A to the Rights Agreement filed as Exhibit 4.1 hereto).
     4.3                 Form of Right Certificate (attached as Exhibit B to the Rights Agreement filed as
                         Exhibit 4.1 hereto).
     10.1                1990 Incentive and Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the
                         Company's Registration Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).
     10.2                1996 Stock Option Plan, as amended and restated (filed as Annex A to the Company's
                         Definitive Proxy Statement filed with the Securities and Exchange Commission on April
                         11, 2000 and incorporated herein by reference).
     10.3                1996 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's Registration
                         Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).
     10.4*               Form of Director and Officer Indemnification Agreement.
     10.5                2001 Nonqualified Stock Plan (filed as Exhibit 99(d)(4) to the Company's Schedule TO filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference).
     21.1 *              Subsidiaries of Registrant.
     23.1 *              Consent of PricewaterhouseCoopers LLP.
     99.1 *              Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
     99.2 *              Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

   *  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AWARE, INC.



                                    By:  /s/  Michael A. Tzannes
                                    --------------------------------------------
                                    Michael A. Tzannes, Chief Executive Officer

                                    Date: March 26, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March 2003.


            SIGNATURE                             TITLE
            ---------                             -----

/s/ Michael A. Tzannes              Chief Executive Officer and Director
--------------------------------    (Principal Executive Officer)
Michael A. Tzannes


/s/ Edmund C. Reiter                President and Director
--------------------------------
Edmund C. Reiter


/s/ Richard P. Moberg               Chief Financial Officer, Treasurer
--------------------------------    (Principal Financial and Accounting Officer)
Richard P. Moberg


/s/ John K. Kerr                    Chairman of the Board of Directors
--------------------------------
John K. Kerr


/s/ David Ehreth                    Director
--------------------------------
David Ehreth


/s/ G. David Forney, Jr.            Director
--------------------------------
G. David Forney, Jr


/s/ Frederick D. D'Alessio          Director
--------------------------------
Frederick D. D'Alessio