Form 10-Q
period 2003-03-31
AWARE INC /MA/
filed 2003-05-13
CIK 1015739

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

                      FOR THE QUARTER ENDED MARCH 31, 2003

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

                                 (781) 276-4000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).
YES  X  NO
    ---    ---

Indicate the number of shares outstanding of the issuer's common stock as of April 30, 2003:

               CLASS                             NUMBER OF SHARES OUTSTANDING
               -----                             ----------------------------
Common Stock, par value $0.01 per share               22,698,171 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         March 31, 2003 and December 31, 2002.........................     3

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 2003
         and March 31, 2002...........................................     4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2003
         and March 31, 2002...........................................     5

         Notes to Consolidated Financial Statements...................     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................    11

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk..................................................    23

Item 4.  Controls and Procedures......................................    24

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings............................................    25

Item 5.  Other Information............................................    25

Item 6.  Exhibits and Reports on Form 8-K.............................    26

         Signatures...................................................    26

         Certifications...............................................    27


                                               PART I. FINANCIAL INFORMATION
                                         ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                        AWARE, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                        (UNAUDITED)

                                                                                        MARCH 31,           DECEMBER 31,
                                                                                          2003                 2002
                                                                                     ----------------     ----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................             $20,594              $25,268
     Short-term investments...................................................              11,121                8,034
     Accounts receivable, net.................................................               1,669                1,258
     Inventories..............................................................                 103                   50
     Prepaid expenses and other assets........................................                 604                  530
                                                                                     ----------------     ----------------
           Total current assets                                                             34,091               35,140
                                                                                     ----------------     ----------------

Property and equipment, net...................................................               9,748               10,038
Investments...................................................................              12,018               13,816
Other assets, net.............................................................                 199                  243
                                                                                     ----------------     ----------------

           Total assets.......................................................             $56,056              $59,237
                                                                                     ================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                 $348                 $274
     Accrued expenses ........................................................                 193                  213
     Accrued compensation ....................................................                 593                  965
     Accrued professional.....................................................                 187                   65
     Deferred revenue.........................................................                 120                  142
                                                                                     ----------------     ----------------
             Total current liabilities........................................               1,441                1,659
                                                                                     ----------------     ----------------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                   -                    -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
             and outstanding, 22,698,171 in 2003 and 2002....................                  227                  227
      Additional paid-in capital..............................................              77,301               77,301
      Accumulated deficit....................................................              (22,913)             (19,950)
                                                                                     ----------------     ----------------
             Total stockholders' equity......................................               54,615               57,578
                                                                                     ----------------     ----------------

             Total liabilities and stockholders' equity.......................             $56,056              $59,237
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


                                               AWARE, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    ------------------------------------
                                                                           2003              2002
                                                                    ------------------  ----------------
  Revenue:
    Product sales.................................................            $710              $1,007
    Contract revenue..............................................             330               2,093
    Royalties.....................................................             907                 476
                                                                    ------------------  ----------------
        Total revenue                                                        1,947               3,576

Costs and expenses:
    Cost of product sales.........................................             145                 166
    Cost of contract revenue......................................             263               1,465
    Research and development......................................           3,448               3,365
    Selling and marketing.........................................             575                 683
    General and administrative....................................             648                 712
                                                                    ------------------  ----------------
         Total costs and expenses                                            5,079               6,391

Loss from operations..............................................          (3,132)             (2,815)
Interest income...................................................             169                 239
                                                                    ------------------  ----------------

Loss before provision for income taxes............................          (2,963)             (2,576)
Provision for income taxes........................................               -                   -
                                                                    ------------------  ----------------

Net loss..........................................................         ($2,963)            ($2,576)
                                                                    ==================  ================

Net loss per share - basic and diluted ...........................          ($0.13)             ($0.11)

Weighted average shares - basic and diluted.......................          22,698              22,664


                 The accompanying notes are an integral part of the financial statements.


                                               AWARE, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                               (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                   ------------------------------------
                                                                        2003                2002
                                                                   ----------------    ----------------
Cash flows from operating activities:
   Net loss...................................................            ($2,963)            ($2,576)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization............................                405                 479
     Increase (decrease) from changes in assets and
        liabilities:
         Accounts receivable..................................               (411)               (860)
         Inventories..........................................                (53)                 45
         Prepaid expenses.....................................                (74)                128
         Accounts payable.....................................                 74                 (13)
         Accrued expenses.....................................               (270)               (622)
         Deferred revenue.....................................                (22)                  -
                                                                   ----------------    ----------------
            Net cash used in operating activities.............             (3,314)             (3,419)
                                                                   ----------------    ----------------

Cash flows from investing activities:
   Purchases of property and equipment........................                (71)               (403)
   Net sales (purchases) of short-term investments............             (3,087)             20,028
   Net purchases of investments...............................              1,798                   -
                                                                   ----------------    ----------------
            Net cash provided by (used in) investing
              activities......................................             (1,360)             19,625
                                                                   ----------------    ----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock.....................                  -                  61
                                                                   ----------------    ----------------
            Net cash provided by financing activities.........                  -                  61
                                                                   ----------------    ----------------

Increase (decrease) in cash and cash equivalents..............             (4,674)             16,267
Cash and cash equivalents, beginning of period................             25,268              36,056
                                                                   ----------------    ----------------

Cash and cash equivalents, end of period......................            $20,594             $52,323
                                                                   ================    ================


                 The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2003, and of operations and cash flows for the interim periods ended March 31, 2003 and 2002.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 2002 in conjunction with our 2002 Annual Report on Form 10-K.

         The results of operations for the interim period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year.


B)       INVENTORY

         Inventory consists primarily of the following (in thousands):

                                                MARCH 31,        DECEMBER 31,
                                                  2003              2002
                                            ----------------   ---------------
               Raw materials.............          $100                $46
               Finished goods............             3                  4
                                            ----------------   ---------------
                      Total..............          $103                $50
                                            ================   ===============

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

         Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             -------------------------------
                                                                  2003            2002
                                                             --------------- ---------------
         Net loss...........................................       ($2,963)        ($2,576)

         Weighted average common shares outstanding.........        22,698          22,664
         Additional dilutive common stock equivalents.......             -               -
                                                             --------------- ---------------
         Diluted shares outstanding ........................        22,698          22,664
                                                             =============== ===============

         Net loss per share - basic.........................        ($0.13)         ($0.11)
         Net loss per share - diluted.......................        ($0.13)         ($0.11)

         For the three month periods ended March 31, 2003 and 2002, potential common stock equivalents of 446 and 447,572, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the three month periods ended March 31, 2003 and 2002, options to purchase 6,747,169 and 5,213,516 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.


D)       STOCK-BASED COMPENSATION

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

         No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation (in thousands, except per share data):

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      -----------------------------
                                                                             2003           2002
                                                                      -----------------------------
         Net loss - as reported...................................         ($2,963)       ($2,576)
         Deduct: Total stock-based employee compensation
           expense determined under fair value based method
           for all awards.........................................           5,005          5,283
                                                                      -----------------------------
         Net loss - pro forma.....................................         ($7,968)       ($7,859)
                                                                      =============================

         Basic loss per share - as reported.......................          ($0.13)        ($0.11)
         Basic loss per share - pro forma.........................          ($0.35)        ($0.35)

         Diluted loss per share - as reported.....................          ($0.13)        ($0.11)
         Diluted loss per share - pro forma.......................          ($0.35)        ($0.35)

         The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      -----------------------------
                                                                          2003           2002
                                                                      -----------------------------
         Average risk-free interest rate..........................            2.91%          3.82%
         Expected life of option grants...........................          5 years        5 years
         Expected volatility of underlying stock..................              98%            99%
         Expected dividend yield..................................                -              -

E)       EMPLOYEE STOCK OPTION EXCHANGE PROGRAM

         On March 3, 2003, we commenced an offer to exchange outstanding stock options with eligible employees. Under the terms of the program, eligible employees had the right to tender for cancellation all stock options that they held with an exercise price above $3.00 per share by April 1, 2003. We accepted for exchange options to purchase an aggregate of 6,162,952 shares of our common stock. Subject to the terms and conditions of the offer, we will issue new options to purchase an aggregate of up to 3,081,563 shares of our common stock between October 2, 2003 and November 13, 2003. Such replacement options will be priced at the current market value of our stock on the replacement grant date.

F)       BUSINESS SEGMENTS

         The Company organizes itself as one segment and conducts its operations in the United States.

         The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                ------------------------------
                                                      2003           2002
                                                ------------------------------

           United States.....................          $1,513         $3,018
           Germany...........................             374            440
           Rest of World.....................              60            118
                                                ------------------------------
                                                       $1,947         $3,576
                                                ==============================



G)       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have not adopted the fair value method of accounting for stock-based compensation, and will continue to apply APB 25 for our stock-based compensation plans. We have adopted the disclosure requirements of SFAS 148 in this Form 10-Q, which is included in the "Stock-Based Compensation" footnote of our consolidated financial statements.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. We do not expect that the adoption of FIN 46 will have a material impact on our financial position and results of operations.

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

Product sales decreased 29% from $1.0 million in the first quarter of 2002 to $0.7 million in the current year quarter. As a percentage of total revenue, product sales increased from 28% in the first quarter of 2002 to 36% in the current year quarter. The dollar decrease was primarily due to a decrease in revenue from the sale of compression software. Compression software revenue decreased primarily due to lower sales of our electronic identification products.

         CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL chipsets.

Contract revenue decreased 84% from $2.1 million in the first quarter of 2002 to $0.3 million in the current year quarter. As a percentage of total revenue, contract revenue decreased from 59% in the first quarter of 2002 to 17% in the current year quarter. The dollar decrease was primarily due to a difficult environment for licensing intellectual property for communications integrated circuits. Both existing and prospective ADSL chipset licensees were reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions. We are uncertain when the economic and market conditions we faced over the last several years will improve.

         ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties increased 90% from $0.5 million in the first quarter of 2002 to $0.9 million in the current year quarter. As a percentage of total revenue, royalties increased from 13% in the first quarter of 2002 to 47% in the current year quarter. The increase in royalties this quarter was primarily due to an increase in ADSL chipset sales by our largest customer, Analog Devices, Inc. ("ADI"). Despite the increase in ADSL chipset sales by ADI this quarter, ADI's chipset sales have declined in previous quarters primarily due to falling ADSL chipset pricing and a potential loss of market share. Despite strong growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply. Additionally, deployments of ADSL service in geographic areas where chipsets based upon our technology have been sold, leveled off or declined recently. We are uncertain when ADSL chipset pricing will improve, whether ADI will be able to continue to grow its presence or whether our other licensees will contribute meaningful royalty revenue.

         COST OF PRODUCT SALES. Since the cost of compression software license sales is minimal, cost of product sales consists primarily of ADSL equipment sales. Cost of product sales decreased 13% from $166,000 in the first quarter of 2002 to $145,000 in the current year quarter. As a percentage of product sales, cost of product sales increased from 16% in the first quarter of 2002 to 20% in the current year quarter. In terms of dollars, the decrease in cost of product sales was primarily due to lower sales of modules during the current quarter. The decline in product margins was primarily due to a smaller proportion of compression software sales in the product sales revenue mix.

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

Cost of contract revenue decreased 82% from $1.5 million in the first quarter of 2002 to $0.3 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue increased from 70% in the first quarter of 2002 to 80% in the current year quarter. The dollar decrease in cost of contract revenue was primarily due to fewer customer contracts in the first quarter of 2003 as compared with the first quarter of 2002. Since our cost of contract revenue is based on the level of effort we expend on customer projects and the number of customer projects declined from the first quarter of 2002 to the first quarter of 2003, cost of contract revenue declined as well.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our broadband intellectual property offerings, and our compression software technology. Research and development expense was essentially the same at $3.4 million in the first quarter of 2002 and 2003. As a percentage of total revenue, research and development expense increased from 94% in the first quarter of 2002 to 177% in the current year quarter. Although research and development expenses were essentially unchanged during the first quarter of 2003 and 2002, there were two offsetting factors that caused this result. Research and development spending increased in the first quarter of 2003 because of a shift of engineers from customer projects to internal research and development projects, as we had fewer customer projects in the first quarter of 2003 than in the first quarter of 2002. This increase was offset by a decrease of approximately $1.0 million in salaries and related expenses due to the reduction in force we implemented in October 2002 and salary reductions we imposed on January 1, 2003.

Our research and development spending is principally focused on projects related to core ADSL technology, including our StratiPHY chip, as well as for Dr. DSL, G.SHDSL, wireless local area network communications, and other development projects.

         SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense decreased 16% from $683,000 in the first quarter of 2002 to $575,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense increased from 19% in the first quarter of 2002 to 30% in the current year quarter. The dollar decrease was primarily due to lower sales commissions for product sales as well as the reduction in force we implemented in October 2002 and salary reductions we imposed on January 1, 2003.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense decreased 9% from $712,000 in the first quarter of 2002 to $648,000 in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 20% in the first quarter of 2002 to 33% in the current year quarter. The dollar decrease was primarily due to the reduction in force we implemented in October 2002 and salary reductions we imposed on January 1, 2003.

         INTEREST INCOME. Interest income decreased 29% from $239,000 in the first quarter of 2002 to $169,000 in the current year quarter. The dollar decrease was primarily due to lower interest rates earned on our cash balances and lower cash balances.

         INCOME TAXES. We made no provision for income taxes in the first quarter of 2003 and 2002 due to net losses incurred. In 2002, we determined that due to our continuing operating losses in 2001 and 2002 as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2003, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had cash, cash equivalents, short-term investments and investments of $43.7 million, which represents a decrease of $3.4 million from December 31, 2002. The decrease is primarily due to $3.3 million of cash used in operations, and $71,000 of cash invested in capital equipment.

Cash used in operations in the first three months of 2003 was primarily the result of operating losses and working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for those companies who voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have not adopted the fair value method of accounting for stock-based compensation, and will continue to apply APB 25 for our stock-based compensation plans. We have adopted the disclosure requirements of SFAS 148 in this Form 10-Q, which is included in the "Stock-Based Compensation" footnote of our consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. We do not expect that the adoption of FIN 46 will have a material impact on our financial position and results of operations.

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


WE EXPERIENCED NET LOSSES

We had a net loss during 2001, 2002 and the first quarter of 2003. We expect that we will have a net loss during the second quarter of 2003. We may continue to experience losses in the future if;

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


THERE HAS BEEN AND MAY CONTINUE TO BE AN OVERSUPPLY OF ADSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE

The royalties we receive are influenced by many of the risks faced by the ADSL market in general; including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. Since late 2000, the ADSL industry has experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the second quarter of 2003 and beyond. Our royalty revenue may continue to decline over the long term.


WE DEPEND SUBSTANTIALLY UPON A LIMITED NUMBER OF LICENSEES

There is a relatively limited number of semiconductor and equipment companies to which we can license our broadband technology in a manner consistent with our business model. If we fail to maintain relationships with our current licensees or fail to establish a sufficient number of new licensee relationships, our business could be seriously harmed. We are less certain than we have been in the past that one of our large customers, Intel, will offer ADSL products based upon licensed technology from Aware. Over the last year, our confidence that Intel will be a large, long term source of revenue for us has diminished. In addition, our prospective customers may use their superior size and bargaining power to demand license terms that are unfavorable to us and prospective customers may not elect to license from us.


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2001, 2002 and the first quarter of 2003, we derived 52%, 32% and 40%, respectively of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993, and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. Our royalty revenue in the near term is highly dependent upon ADI's ability to maintain its market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, or experiences further price erosion in its ADSL chipsets, our royalty revenue could continue to decline.


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

As an intellectual property supplier to the semiconductor industry, we face intense competition from internal development teams within potential semiconductor customers. We must convince potential licensees to license from us rather than develop technology internally. Furthermore, semiconductor customers, who have licensed our intellectual property, may choose to abandon joint development projects with us and develop chipsets themselves without using our technology. In addition to competition from internal development teams, we compete against other independent suppliers of intellectual property. We anticipate intense competition from suppliers of intellectual property for ADSL, and wireless local area networking.

The market for ADSL chipsets is also intensely competitive. Our success within the ADSL industry requires that ADSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy ADSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based and ADSL chipsets, including Broadcom, Centillium, Conexant, GlobespanVirata, ST Microelectronics and Texas Instruments.

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

Many of our current and prospective ADSL licensees, as well as chipset competitors that compete with our semiconductor licensees, including Broadcom, Conexant, GlobespanVirata, ST Microelectronics and Texas Instruments have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We may be unable to compete successfully, and competitive pressures could seriously harm our business.


OUR RECENT REDUCTION IN WORKFORCE MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL, OUR ABILITY TO HIRE NEW PERSONNEL AND OUR OPERATIONS

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


WE MUST MAKE JUDGMENTS IN THE PROCESS OF PREPARING OUR FINANCIAL STATEMENTS

We prepare our financial statements in accordance with generally accepted accounting principles and certain critical accounting polices that are relevant to our business. The application of these principles and policies requires us to make significant judgments and estimates. In the event that judgments and estimates we make are incorrect, we may have to change them, which could materially affect our financial position and results of operations.

Moreover, accounting standards have been subject to rapid change and evolving interpretations by accounting standards setting organizations over the past few years. The implementation of new standards requires us to interpret and apply them appropriately. If our current interpretations or applications are later found to be incorrect, our financial position and results of operations could be materially affected.

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


OUR BUSINESS MAY BE AFFECTED BY GOVERNMENT REGULATIONS

The extensive regulation of the telecommunications industry by federal, state and foreign regulatory agencies, including the Federal Communications Commission, and various state public utility and service commissions, could affect us through the effects of such regulation on our licensees and their customers. In addition, our business may also be affected by the imposition of certain tariffs, duties and other import restrictions on components that our customers obtain from non-domestic suppliers or by the imposition of export restrictions on products sold internationally and incorporating our technology. Changes in current or future laws or regulations, in the United States or elsewhere, could seriously harm our business.

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

We do not use derivative financial instruments for speculative or trading purposes. As of March 31, 2003, we had $31.7 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of March 31, 2003, we had invested $12.0 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality corporate securities and U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at March 31, 2003. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.

                                        VALUATION OF SECURITIES                        VALUATION OF SECURITIES
                                         GIVEN AN INTEREST RATE                         GIVEN AN INTEREST RATE
                                               DECREASE OF            NO CHANGE               INCREASE OF
                                       -------------------------     IN INTEREST      -------------------------
Type of security                         (100BP)      (50 BP)           RATES           100 BP        50 BP
---------------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years        $12,210     $12,113           $12,018         $11,830      $11,923

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


                                        AWARE, INC.


         Date: May 12, 2003             By:  /s/ Michael A. Tzannes
                                             ----------------------
                                             Michael A. Tzannes,
                                             Chief Executive Officer


         Date: May 12, 2003             By:  /s/ Richard P. Moberg
                                             ---------------------
                                             Richard P. Moberg, Vice President
                                             and  Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                           /s/ Michael A. Tzannes
       ------------------------------         ----------------------------------
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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                            /s/ Richard P. Moberg
      -------------------------------         ----------------------------------
                                              Richard P. Moberg
                                              Vice President and
                                              Chief Financial Officer