Form 10-Q
period 2003-06-30
AWARE INC /MA/
filed 2003-08-08
CIK 1015739

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

                       FOR THE QUARTER ENDED JUNE 30, 2003

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


                                 (781) 276-4000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). YES X NO
                            ---    ---

Indicate the number of shares outstanding of the issuer's common stock as of July 31, 2003:

                  CLASS                       NUMBER OF SHARES OUTSTANDING
                  -----                       ----------------------------
Common Stock, par value $0.01 per share            22,717,784 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         June 30, 2003 and December 31, 2002.......................         3

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2003
         and June 30, 2002.........................................         4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2003
         and June 30, 2002.........................................         5

         Notes to Consolidated Financial Statements................         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................        11

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk...............................................        24

Item 4.  Controls and Procedures...................................        25

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.........................................        26

Item 4.  Submission of Matters to a Vote of Security Holders.......        26

Item 6.  Exhibits and Reports on Form 8-K..........................        27

         Signatures................................................        27


                                               PART I. FINANCIAL INFORMATION
                                         ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                        AWARE, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                        (UNAUDITED)


                                                                                         JUNE 30,           DECEMBER 31,
                                                                                           2003                 2002
                                                                                     ----------------     ----------------
                                                           ASSETS
Current assets:
     Cash and cash equivalents................................................             $21,715              $25,268
     Short-term investments...................................................              14,950                8,034
     Accounts receivable, net.................................................                 871                1,258
     Inventories..............................................................                 357                   50
     Prepaid expenses and other assets........................................                 383                  530
                                                                                     ----------------     ----------------
           Total current assets                                                             38,276               35,140
                                                                                     ----------------     ----------------

Property and equipment, net...................................................               9,437               10,038
Investments...................................................................               6,428               13,816
Other assets, net.............................................................                 155                  243
                                                                                     ----------------     ----------------

           Total assets.......................................................             $54,296              $59,237
                                                                                     ================     ================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                 $379                 $274
     Accrued expenses ........................................................                 119                  213
     Accrued compensation ....................................................                 798                  965
     Accrued professional.....................................................                  92                   65
     Deferred revenue.........................................................                 100                  142
                                                                                     ----------------     ----------------
             Total current liabilities........................................               1,488                1,659
                                                                                     ----------------     ----------------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                   -                    -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
             and outstanding, 22,717,784 in 2003 and 22,698,171 in 2002......                  227                  227
      Additional paid-in capital..............................................              77,338               77,301
      Accumulated deficit....................................................              (24,757)             (19,950)
                                                                                     ----------------     ----------------
             Total stockholders' equity......................................               52,808               57,578
                                                                                     ----------------     ----------------

             Total liabilities and stockholders' equity.......................             $54,296              $59,237
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


                                                        AWARE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        (UNAUDITED)


                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                         -------------------------------    ------------------------------
                                                              2003            2002               2003            2002
                                                         --------------  ---------------    --------------  --------------
Revenue:
    Product sales.......................................           $586          $1,095             $1,296         $2,102
    Contract revenue....................................          1,192           2,158              1,522          4,251
    Royalties...........................................          1,039             759              1,946          1,235
                                                         --------------  ---------------    --------------  --------------
     Total revenue.....................................           2,817           4,012              4,764          7,588

Costs and expenses:
    Cost of product sales...............................            191             176                336            342
    Cost of contract revenue............................            287           1,527                550          2,992
    Research and development............................          3,104           3,172              6,552          6,537
    Selling and marketing...............................            625             818              1,200          1,501
    General and administrative..........................            611             681              1,259          1,393
                                                         --------------  ---------------    --------------  --------------
     Total costs and expenses...........................          4,818           6,374              9,897         12,765

Loss from operations....................................         (2,001)         (2,362)            (5,133)        (5,177)
Interest income.........................................            157             232                326            471
                                                         --------------  ---------------    --------------  --------------

Loss before provision for income taxes..................         (1,844)         (2,130)            (4,807)        (4,706)
Provision for income taxes..............................              -               -                  -              -
                                                         --------------  ---------------    --------------  --------------

Net loss................................................        ($1,844)        ($2,130)           ($4,807)       ($4,706)
                                                         ==============  ===============    ==============  ==============


Net loss per share - basic and diluted................           ($0.08)         ($0.09)           ($0.21)        ($0.21)


Weighted average shares - basic and diluted.............         22,705          22,673             22,701         22,669


                          The accompanying notes are an integral part of the financial statements.


                                               AWARE, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                   ------------------------------------
                                                                         2003                2002
                                                                   ----------------    ----------------
Cash flows from operating activities:
   Net loss...................................................            ($4,807)            ($4,706)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization...........................                786                 941
      Increase (decrease) from changes in assets and
      liabilities:
         Accounts receivable..................................                387              (1,221)
         Inventories..........................................               (307)                179
         Prepaid expenses.....................................                147                 356
         Accounts payable.....................................                105                (152)
         Accrued expenses.....................................               (234)               (364)
         Deferred revenue.....................................                (42)                 49
                                                                   ----------------    ----------------
            Net cash used in operating activities............              (3,965)             (4,918)
                                                                   ----------------    ----------------

Cash flows from investing activities:
    Purchases of property and equipment.......................                (97)               (466)
    Net sales (purchases) of short-term investments...........             (6,916)             13,336
    Net purchases of investments.............................               7,388                   -
                                                                   ----------------    ----------------
            Net cash provided by investing activities........                 375              12,870
                                                                   ----------------    ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock...................                 37                 121
                                                                   ----------------    ----------------
            Net cash provided by financing activities.........                 37                 121
                                                                   ----------------    ----------------

Increase (decrease) in cash and cash equivalents..............             (3,553)              8,073
Cash and cash equivalents, beginning of period................             25,268              36,056
                                                                   ----------------    ----------------

Cash and cash equivalents, end of period......................            $21,715             $44,129
                                                                   ================    ================


                The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2003, and of operations and cash flows for the interim periods ended June 30, 2003 and 2002.

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

     The results of operations for the interim period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year.


B)   INVENTORY

     Inventory consists primarily of the following (in thousands):

                                         JUNE 30,              DECEMBER 31,
                                           2003                   2002
                                    -------------------    -------------------
          Raw materials.........             $352                    $46
          Finished goods........                5                      4
                                    -------------------    -------------------
                 Total..........             $357                    $50
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

     Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                  ---------------------------   ---------------------------
                                                      2003          2002            2003          2002
                                                  ------------- -------------   ------------- -------------
Net loss..........................................    ($1,844)      ($2,130)         ($4,807)      ($4,706)

Weighted average common shares outstanding........     22,705        22,673           22,701        22,669
Additional dilutive common stock equivalents......          -             -                -             -
                                                  ------------- -------------   ------------- -------------
Diluted shares outstanding .......................     22,705        22,673           22,701        22,669
                                                  ============= =============   ============= =============

Net loss per share - basic........................     ($0.08)       ($0.09)         ($0.21)       ($0.21)
Net loss per share - diluted......................     ($0.08)       ($0.09)         ($0.21)       ($0.21)

     For the three month periods ended June 30, 2003 and 2002, potential common stock equivalents of 479 and 148,885, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the six month periods ended June 30, 2003 and 2002, potential common stock equivalents of 476 and 305,905, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the three month periods ended June 30, 2003 and 2002, options to purchase 688,967 and 5,427,845 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. For the six month periods ended June 30, 2003 and 2002, options to purchase 688,967 and 5,175,682 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

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

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                  ---------------------------   ---------------------------
                                                      2003          2002            2003          2002
                                                  ------------- -------------   ------------- -------------
Net loss - as reported............................    ($1,844)      ($2,130)         ($4,807)      ($4,706)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards...........................      5,007         5,283           10,012        10,566
                                                  ------------- -------------   ------------- -------------
Net loss - pro forma .............................    ($6,851)      ($7,413)        ($14,819)     ($15,272)
                                                  ============= =============   ============= =============

Basic loss per share - as reported................     ($0.08)       ($0.09)         ($0.21)       ($0.21)
Basic loss per share - pro forma..................     ($0.30)       ($0.33)         ($0.65)       ($0.67)

Diluted loss per share - as reported..............     ($0.08)       ($0.09)         ($0.21)       ($0.21)
Diluted loss per share - pro forma................     ($0.30)       ($0.33)         ($0.65)       ($0.67)


     The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:


                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                     ---------------------------   ---------------------------
                                                         2003          2002            2003          2002
                                                     ------------- -------------   ------------- -------------

   Average risk-free interest rate...................       2.57%         3.82%           2.74%         3.82%
   Expected life of option grants....................    5 years       5 years         5 years       5 years
   Expected volatility of underlying stock...........         97%           99%             97%           99%
   Expected dividend yield...........................          -            -               -              -

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

     The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                   ----------------------------  ----------------------------
                                                       2003           2002           2003          2002
                                                   -------------  -------------  ------------- --------------
  United States....................................     $2,527         $3,123         $4,041        $6,141
  Germany..........................................        176            674            550         1,115
  Rest of World....................................        114            215            173           332
                                                   -------------  -------------  ------------- --------------
                                                        $2,817         $4,012         $4,764        $7,588
                                                   =============  =============  ============= ==============

G)   RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, FASB issued Statement of Financial Accounting Standards 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of SFAS 150 will have a material impact on our financial position and results of operations.

     In April 2003, FASB issued Statement of Financial Accounting Standards 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of SFAS 149 will have a material impact on our financial position and results of operations.

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

     In November 2002, the EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We are currently determining the impact EITF Issue No. 00-21 will have on our financial position and results of operations.

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

Product sales decreased 46% from $1.1 million in the second quarter of 2002 to $0.6 million in the current year quarter. As a percentage of total revenue, product sales decreased from 27% in the second quarter of 2002 to 21% in the current year quarter. For the six months ended June 30, product sales decreased 38% from $2.1 million in 2002 to $1.3 million in 2003. As a percentage of total revenue, product sales decreased from 28% in the first six months of 2002 to 27% in the corresponding period of 2003.

For the three and six month periods, the dollar decrease was primarily due to a decrease in revenue from the sale of compression software and to a lesser extent lower revenue from the sale of test and development systems. Compression software revenue decreased primarily due to lower sales of our electronic identification products. Lower sales of electronic identification products in the 2003 periods were due to the timing of orders from our OEM customers. Test and development system revenue decreased primarily due to lower demand from our semiconductor and equipment customers.

     CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL chipsets.

Contract revenue decreased 45% from $2.2 million in the second quarter of 2002 to $1.2 million in the current year quarter. As a percentage of total revenue, contract revenue decreased from 54% in the second quarter of 2003 to 42% in the current year quarter. For the six months ended June 30, contract revenue decreased 64% from $4.3 million in 2002 to $1.5 million in 2003. As a percentage of total revenue, contract revenue decreased from 56% in the first six months of

2002 to 32% in the corresponding period of 2003. Contract revenue in the second quarter of 2003 includes a significant one-time contractual termination fee from a large customer.

For the three and six month periods, the dollar decrease was primarily due to a difficult environment for licensing intellectual property for communications integrated circuits. Both existing and prospective ADSL chipset licensees have been reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions. We are uncertain when the economic and market conditions we faced over the last several years will materially improve.

     ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties increased 37% from $0.8 million in the second quarter of 2002 to $1.0 million in the current year quarter. As a percentage of total revenue, royalties increased from 19% in the second quarter of 2002 to 37% in the current year quarter. For the six months ended June 30, royalties increased 58% from $1.2 million in 2002 to $1.9 million in 2003. As a percentage of total revenue, royalties increased from 16% in the first six months of 2002 to 41% in the corresponding period of 2003.

For the three and six month periods, the increase in royalties was primarily due to an increase in ADSL chipset sales by our largest customer, Analog Devices, Inc. ("ADI"). Despite the increase in ADSL chipset sales by ADI over the last two quarters, ADI's chipset sales have declined in previous quarters primarily due to falling ADSL chipset pricing and lower ADI sales volumes. Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply. Additionally, deployments of ADSL service in geographic areas where chipsets based upon our technology have been sold, leveled off or declined. We are uncertain when ADSL chipset pricing will improve, whether ADI will be able to continue to grow its presence or whether our other licensees will contribute meaningful royalty revenue.

Infineon Technologies AG ("Infineon"), our second largest customer, has begun selling higher volumes of ADSL chipsets. Infineon has announced design wins with several telecommunications equipment suppliers, including Siemens AG and Alcatel Alsthom S.A., for chipsets that are based on our ADSL technology. We are uncertain how quickly sales of these chipsets will increase and whether they will contribute meaningful royalties to us. To date, we have not received significant royalties from Infineon.

     COST OF PRODUCT SALES. Since the cost of compression software license sales is minimal, cost of product sales consists primarily of ADSL equipment sales. Cost of product sales increased 9% from $176,000 in the second quarter of 2002 to $191,000 in the current year quarter. As a percentage of product sales, cost of product sales increased from 16% in the second quarter of 2002 to 33% in the current year quarter. In terms of dollars, the increase in cost of product sales was primarily due to higher sales of modules during the current quarter. The decline in product margins was primarily due to a smaller proportion of compression software sales in the product sales revenue mix.

For the six months ended June 30, cost of product sales decreased 2% from $342,000 in 2002 to $336,000 in 2003. As a percentage of product sales, cost of product sales increased from 16% in the first six months of 2002 to 26% in the corresponding period of 2003. In terms of dollars, the decrease in cost of product sales was primarily due to lower sales of test and development systems. The decline in product margins was primarily due to a smaller proportion of compression software sales in the product sales revenue mix.

     COST OF CONTRACT REVENUE. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, technology licensing fees, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects. Our total engineering costs are allocated between cost of contract revenue and research and development expense. In a given period, the allocation of engineering costs between cost of contract revenue and research and development is a function of the level of effort expended on each.

Cost of contract revenue decreased 81% from $1.5 million in the second quarter of 2002 to $0.3 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 71% in the second quarter of 2002 to 24% in the current year quarter. For the six months ended June 30, cost of contract revenue decreased 82% from $3.0 million in 2002 to $0.6 million in 2003. As a percentage of contract revenue, cost of contract revenue decreased from 70% in the first six months of 2002 to 36% in the corresponding period of 2003.

For the three and six month periods, the dollar and percentage decrease in cost of contract revenue was primarily due to the following factors: i) there were fewer customer contracts in contract revenue in the 2003 periods as compared with the 2002 periods, so our cost of contract revenue declined as well; ii) in 2003, we began licensing a more technically mature intellectual property package that requires us to provide less engineering services to our customers; and iii) contract revenue in the second quarter of 2003 includes a one-time contractual termination fee that had no cost of contract revenue associated with it.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our broadband intellectual property offerings, and our compression software technology. Research and development expense decreased 2% from $3.2 million in the second quarter of 2002 to $3.1 million in 2003. As a percentage of total revenue, research and development expense increased from 79% in the second quarter of 2002 to 110% in the current year quarter. For the six months ended June 30, research and development expense was essentially the same at approximately $6.5 million in 2002 and 2003. As a percentage of total revenue, research and development expense increased from 86% in the first six months of 2002 to 138% in the corresponding period of 2003.

Although research and development expenses were essentially unchanged for both the three and six-month periods in 2003 and 2002, there were two approximately equal and offsetting factors that caused research and development expenses to be unchanged. Research and development spending increased in the 2003 periods because of a shift of engineers from customer projects, where spending is classified as cost of contract revenue, to internal research and development projects, where spending is classified as research and development expense. This shift occurred because we had fewer customer projects in 2003 than in 2002, and we changed our technology offering such that it requires less engineering support by us. This increase in research and development spending was offset by a decrease of approximately $1.0 million per quarter in salaries and related expenses due to the reduction in force we implemented in October 2002 and salary reductions we imposed on January 1, 2003.

Our research and development spending is principally focused on projects related to core ADSL technology, including our StratiPHY chip, as well as for Dr. DSL, G.SHDSL, wireless local area network communications, VDSL, and other development projects.

     SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense decreased 24% from $818,000 in the second quarter of 2002 to $625,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense increased from 20% in the second quarter of 2002 to 22% in the current year quarter. For the six months ended June 30, selling and marketing expense decreased 20% from $1.5 million in 2002 to $1.2 million in 2003. As a percentage of total revenue, selling and marketing expense increased from 20% in the first six months of 2002 to 25% in the corresponding period of 2003.

For the three and six month periods, the dollar decrease was primarily due to lower tradeshow expenses and sales commissions; as well as the reduction in force and salary reductions we implemented in October 2002 and January 2003, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense decreased 10% from $681,000 in the second quarter of 2002 to $611,000 in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 17% in the second quarter of 2002 to 22% in the current year quarter. For the six months ended June 30, general and administrative expense decreased 10% from $1.4 million in 2002 to $1.3 million in 2003. As a percentage of total revenue, general and administrative expense increased from 18% in the first six months of 2002 to 26% in the corresponding period of 2003.

For the three and six month periods, the dollar decrease was primarily due to lower annual meeting expenses; as well as the reduction in force and salary reductions we implemented in October 2002 and January 2003, respectively.

     INTEREST INCOME. Interest income decreased 32% from $232,000 in the second quarter of 2003 to $157,000 in the current year quarter. For the six months ended June 30, interest income decreased 31% from $471,000 in 2002 to $326,000 in 2003. For the three and six month periods, the dollar decrease was primarily due to lower interest rates earned on our cash balances and lower cash balances.

     INCOME TAXES. We made no provision for income taxes in the first six months of 2003 and 2002 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of June 30, 2003, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had cash, cash equivalents, short-term investments and investments of $43.1 million, which represents a decrease of $4.0 million from December 31, 2002. The decrease is primarily due to $4.0 million of cash used in operations.

Cash used in operations in the first six months of 2003 was primarily the result of operating losses and working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months.


RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, FASB issued Statement of Financial Accounting Standards 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of SFAS 150 will have a material impact on our financial position and results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of SFAS 149 will have a material impact on our financial position and results of operations.

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

In November 2002, the EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We are currently determining the impact EITF Issue No. 00-21 will have on our financial position and results of operations.


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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

     |X| market acceptance of our broadband technologies by semiconductor companies;
     |X| the extent and timing of new license transactions with semiconductor companies;
     |X| changes in our and our licensees' development schedules and levels of expenditure on research and development;
     |X| the loss of a strategic relationship or termination of a project by a licensee;
     |X| equipment companies' acceptance of integrated circuits produced by our licensees;
     |X| the loss by a licensee of a strategic relationship with an equipment company customer;
     |X| announcements or introductions of new technologies or products by us or our competitors;
     |X| delays or problems in the introduction or performance of enhancements or of future generations of our technology;
     |X| delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
     |X| competitive pressures resulting in lower contract revenues or royalty rates;
     |X| personnel changes, particularly those involving engineering and technical personnel;
     |X|  costs associated with protecting our intellectual property;
     |X| the potential that licensees could fail to make payments under their current contracts;
     |X| ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market surpluses;
     |X|  regulatory developments; and
     |X|  general economic trends and other factors.


WE EXPERIENCED NET LOSSES

We had a net loss during 2001, 2002 and the first six months of 2003. We expect that we will have a net loss during the third quarter of 2003. We may continue to experience losses in the future if;

     |X| the semiconductor and telecommunications markets do not recover from the downturn that began in 2001;
     |X| our existing customers do not increase their revenues from sales of chipsets with our technology;
     |X| new and existing customers do not choose to license our intellectual property for new chipset products; or
     |X|  a profitable business does not emerge from our Dr. DSL efforts.

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


THERE HAS BEEN AND MAY CONTINUE TO BE AN OVERSUPPLY OF ADSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. Since late 2000, the ADSL industry has experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the third quarter of 2003 and beyond. Our royalty revenue may continue to decline over the long term.

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


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2001, 2002 and the first six months of 2003, we derived 52%, 32% and 33%, respectively of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993, and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. Our royalty revenue in the near term is highly dependent upon ADI's ability to maintain its market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, or experiences further price erosion in its ADSL chipsets, our royalty revenue could continue to decline.


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

Our technology, software or products may infringe the intellectual property rights of others. A large and increasing number of participants in the telecommunications and compression industries have applied for or obtained patents. Some of these patent holders have demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Third parties may assert patent, copyright and other intellectual property rights to technologies that are important to our business. In the past, we have received claims from other companies that our technology infringes their patent rights. Intellectual property rights can be uncertain and can involve complex legal and factual questions. We may infringe the proprietary rights of others, which could result in significant liability for us. If we were found to have infringed any third party's patents, we could be subject to substantial damages and an injunction preventing us from conducting our business.


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

We do not use derivative financial instruments for speculative or trading purposes. As of June 30, 2003, we had $36.7 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of June 30, 2003, we had invested $6.5 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality corporate securities and U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at June 30, 2003. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.

                                        VALUATION OF SECURITIES                        VALUATION OF SECURITIES
                                         GIVEN AN INTEREST RATE                         GIVEN AN INTEREST RATE
                                              DECREASE OF             NO CHARGE             INCREASE OF
                                       -------------------------     IN INTEREST      -------------------------
Type of security                         (100BP)      (50 BP)           RATES           100 BP        50 BP
---------------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years           $6,548      $6,487            $6,428          $6,310       $6,368

                                     ITEM 4:
                             CONTROLS AND PROCEDURES


Our management, including our chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and has concluded that our disclosure controls and procedures are effective. They also concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2003, we held our Annual Meeting of Stockholders (the "Annual Meeting"). Matters voted on and the results of those votes are set forth below:

(1) Each of Michael A. Tzannes and G. David Forney was elected to serve as a Class I director of the Company for a term expiring at the annual meeting of stockholders of the Company in 2006 or a special meeting in lieu thereof. Each of Edmund C. Reiter, John K. Kerr, David Ehreth and Frederick
     D. D'Alessio continued to serve as a director following the Annual Meeting.

     The votes cast to elect the Class I directors were:

     Name                         For                       Abstain
     ----                         ---                       -------

     Michael A. Tzannes           21,699,034                158,253
     G. David Forney              21,717,355                139,932

(2) The Company's 1996 Employee Stock Purchase Plan was amended to increase the number of shares available for issuance under the plan from 100,000 to 350,000.

     The votes cast to amend the Company's 1996 Employee Stock Purchase Plan were:

     For                          Against                   Abstain
     ---                          -------                   -------

     21,411,111                   393,891                   52,285

                                     ITEM 6:
                        EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS


          Exhibit 31.1     Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2     Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B)  REPORTS ON 8-K


          We filed a Form 8-K dated May 1, 2003, which included as an exhibit a press release dated May 1, 2003 announcing our financial results for the quarter ended March 31, 2003.


--------------------



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AWARE, INC.


          Date: August 8, 2003           By:  /s/ Michael A. Tzannes
                                              ----------------------
                                              Michael A. Tzannes,
                                              Chief Executive Officer


          Date: August 8, 2003           By:  /s/ Richard P. Moberg
                                              ---------------------
                                              Richard P. Moberg, Vice President
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)