Form 10-Q
period 2003-09-30
AWARE INC /MA/
filed 2003-11-12
CIK 1015739

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

                                 (781) 276-4000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). YES X NO
                            ---    ---

Indicate the number of shares outstanding of the issuer's common stock as of October 31, 2003:

                CLASS                            NUMBER OF SHARES OUTSTANDING
                -----                            ----------------------------
 Common Stock, par value $0.01 per share                22,720,721 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of
          September 30, 2003 and December 31, 2002........................  3

          Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2003
          and September 30, 2002..........................................  4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2003
          and September 30, 2002..........................................  5

          Notes to Consolidated Financial Statements......................  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................. 11

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk..................................................... 25

Item 4.   Controls and Procedures......................................... 26

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings............................................... 27

Item 6.   Exhibits and Reports on Form 8-K................................ 28

          Signatures...................................................... 28


                                        PART I. FINANCIAL INFORMATION
                                  ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                 AWARE, INC.
                                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                 (UNAUDITED)


                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                               2003                2002
                                                                          ----------------    ----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents.............................................        $19,215             $25,268
  Short-term investments................................................         15,762               8,034
  Accounts receivable, net..............................................          1,239               1,258
  Inventories...........................................................            305                  50
  Prepaid expenses and other assets.....................................            597                 530
                                                                          ----------------    ----------------
     Total current assets                                                        37,118              35,140
                                                                          ----------------    ----------------

Property and equipment, net.............................................          9,192              10,038
Investments.............................................................          5,936              13,816
Other assets, net.......................................................            111                 243
                                                                          ----------------    ----------------

     Total assets.......................................................        $52,357             $59,237
                                                                          ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................           $303                $274
  Accrued expenses .....................................................            127                 213
  Accrued compensation .................................................            645                 965
  Accrued professional..................................................            131                  65
  Deferred revenue......................................................             88                 142
                                                                          ----------------    ----------------
     Total current liabilities..........................................          1,294               1,659
                                                                          ----------------    ----------------

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized,
     none outstanding...................................................              -                   -
  Common stock, $.01 par value; 70,000,000 shares authorized; issued
     and outstanding, 22,717,784 in 2003 and 22,698,171 in 2002.........            227                 227
  Additional paid-in capital............................................         77,338              77,301
  Accumulated deficit...................................................        (26,502)            (19,950)
                                                                           -----------------    ----------------
     Total stockholders' equity.........................................         51,063              57,578
                                                                           -----------------    ----------------

     Total liabilities and stockholders' equity.........................        $52,357             $59,237
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




                                                      AWARE, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      (UNAUDITED)


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                         -------------------------------    -------------------------------
                                                              2003            2002               2003            2002
                                                         --------------- ---------------    --------------- ---------------
Revenue:
  Product sales.......................................         $1,431          $1,298             $2,727         $3,399
  Contract revenue....................................            691           1,926              2,213          6,177
  Royalties...........................................            933             729              2,879          1,965
                                                         --------------- ---------------    --------------- ---------------
   Total revenue......................................          3,055           3,953              7,819         11,541

Costs and expenses:
  Cost of product sales...............................            293             489                629            831
  Cost of contract revenue............................            447           1,352                998          4,344
  Research and development............................          2,962           3,378              9,513          9,915
  Selling and marketing...............................            637             774              1,837          2,275
  General and administrative..........................            598             772              1,857          2,165
                                                         --------------- ---------------    --------------- ---------------
   Total costs and expenses...........................          4,937           6,765             14,834         19,530

Loss from operations..................................         (1,882)         (2,812)            (7,015)        (7,989)
Interest income.......................................            136             224                463            695
                                                         --------------- ---------------    --------------- ---------------

Loss before provision for income taxes................         (1,746)         (2,588)            (6,552)        (7,294)
Provision for income taxes............................              -          (7,093)                 -         (7,093)
                                                         --------------- ---------------    --------------- ---------------

Net loss..............................................        ($1,746)        ($9,681)           ($6,552)      ($14,387)
                                                         =============== ===============    =============== ===============


Net loss per share - basic and diluted................         ($0.08)         ($0.43)            ($0.29)        ($0.63)


Weighted average shares - basic and diluted...........         22,718          22,686             22,707         22,675


                           The accompanying notes are an integral part of the financial statements.


                                                           4


                                             AWARE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                             (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                       -------------------------------
                                                                            2003             2002
                                                                       --------------   --------------
Cash flows from operating activities:
   Net loss........................................................          ($6,552)        ($14,387)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization..................................            1,147            1,405
      Provision for doubtful accounts..............................              (75)               -
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable.......................................               94           (1,130)
         Inventories...............................................             (255)             232
         Deferred taxes............................................                -            7,093
         Prepaid expenses..........................................              (67)              85
         Accounts payable..........................................               29              294
         Accrued expenses..........................................             (340)            (567)
         Deferred revenue..........................................              (54)              43
                                                                       --------------   --------------
            Net cash used in operating activities..................           (6,073)          (6,932)
                                                                       --------------   --------------

Cash flows from investing activities:
    Purchases of property and equipment............................             (169)            (587)
    Net sales (purchases) of short-term investments................           (7,728)          20,020
    Net purchases of investments...................................            7,880                -
                                                                       --------------   --------------
            Net cash provided by (used in) investing activities....              (17)          19,433

                                                                       --------------   --------------

Cash flows from financing activities:
     Proceeds from issuance of common stock........................               37              121
                                                                       --------------   --------------
            Net cash provided by financing activities..............               37              121
                                                                       --------------   --------------

Increase (decrease) in cash and cash equivalents...................           (6,053)          12,622
Cash and cash equivalents, beginning of period.....................           25,268           36,056
                                                                       --------------   --------------

Cash and cash equivalents, end of period...........................          $19,215          $48,678
                                                                       ==============   ==============





                 The accompanying notes are an integral part of the financial statements.

                                                   5

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2003, and of operations and cash flows for the interim periods ended September 30, 2003 and 2002.

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

     The results of operations for the interim period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year.

B)   INVENTORY

     Inventory consists primarily of the following (in thousands):


                                                         SEPTEMBER 30,     DECEMBER 31,
                                                              2003              2002
                                                      -----------------  -----------------
         Raw materials...............................          $260               $46
         Finished goods..............................            45                 4
                                                      -----------------  -----------------
                Total................................          $305               $50
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

     Net income or loss per share is calculated as follows (in thousands, except per share data):


                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                  ---------------------------   --------------------------
                                                       2003          2002            2003         2002
                                                  ------------- -------------   ------------- ------------
Net loss..........................................    ($1,746)      ($9,681)        ($6,552)    ($14,387)

Weighted average common shares outstanding........     22,718        22,686          22,707       22,675
Additional dilutive common stock equivalents......          -             -               -            -
                                                  ------------- -------------   ------------- ------------
Diluted shares outstanding .......................     22,718        22,686          22,707       22,675
                                                  ============= =============   ============= ============

Net loss per share - basic........................     ($0.08)       ($0.43)         ($0.29)      ($0.63)
Net loss per share - diluted......................     ($0.08)       ($0.43)         ($0.29)      ($0.63)

     For the three month periods ended September 30, 2003 and 2002, potential common stock equivalents of 22,537 and 459, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the nine month periods ended September 30, 2003 and 2002, potential common stock equivalents of 3,267 and 309,647, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the three month periods ended September 30, 2003 and 2002, options to purchase 489,785 and 7,594,304 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. For the nine month periods ended September 30, 2003 and 2002, options to purchase 514,785 and 5,364,298 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

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

     No stock-based employee compensation cost is reflected in our net loss, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation (in thousands, except per share data):


                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                  ---------------------------   ---------------------------
                                                      2003          2002            2003          2002
                                                  ------------- -------------   ------------- -------------
Net loss - as reported............................    ($1,746)      ($9,681)        ($6,552)     ($14,387)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards...........................      3,146         5,321          13,159        15,887
                                                  ------------- -------------   ------------- -------------
Net loss - pro forma .............................    ($4,892)     ($15,002)       ($19,711)     ($30,274)
                                                  ============= =============   ============= =============

Basic loss per share - as reported................     ($0.08)       ($0.43)         ($0.29)       ($0.63)
Basic loss per share - pro forma..................     ($0.22)       ($0.66)         ($0.87)       ($1.34)

Diluted loss per share - as reported..............     ($0.08)       ($0.43)         ($0.29)       ($0.63)
Diluted loss per share - pro forma................     ($0.22)       ($0.66)         ($0.87)       ($1.34)

     The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:


                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                  ---------------------------   ---------------------------
                                                      2003          2002            2003          2002
                                                  ------------- -------------   ------------- -------------
Average risk-free interest rate...................       3.14%         3.82%           2.87%         3.82%
Expected life of option grants....................    5 years       5 years         5 years       5 years
Expected volatility of underlying stock...........         96%           99%             96%           99%
Expected dividend yield...........................          -            -               -              -

E)   EMPLOYEE STOCK OPTION EXCHANGE PROGRAM

     On March 3, 2003, we commenced an offer to exchange outstanding stock options with eligible employees. Under the terms of the program, eligible employees had the right to tender for cancellation all stock options that they held with an exercise price above $3.00 per share by April 1, 2003. We accepted for exchange options to purchase an aggregate of 6,162,952 shares of our common stock. Subject to the terms and conditions of the offer, we were obligated to issue new options to purchase an aggregate of up to 3,081,563 shares of our common stock between October 2, 2003 and November

     13, 2003. On October 14, 2003, we granted options to purchase an aggregate of 2,854,213 shares of our common stock at the then current market value of $3.27 per share in connection with the offer to exchange. In accordance with FIN 44, since the replacement options were granted more than six months and one day after cancellation of the old options, the new options were considered a fixed award and will not result in any compensation expense.

F)   BUSINESS SEGMENTS

     The Company organizes itself as one segment and conducts its operations in the United States.

     The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):


                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                 ----------------------------  ----------------------------
                                                     2003           2002           2003          2002
                                                 -------------  -------------  ------------- --------------
United States....................................     $1,995         $3,153         $5,794        $9,295
Germany..........................................        729            787          1,279         1,835
Rest of World....................................        331             13            746           411
                                                 -------------  -------------  ------------- --------------
                                                      $3,055         $3,953         $7,819       $11,541
                                                 =============  =============  ============= ==============

G)   RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, FASB issued Statement of Financial Accounting Standards 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

     In April 2003, FASB issued Statement of Financial Accounting Standards 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial position and results of operations.

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

     In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial position and results of operations.

     The EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position and results of operations.

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

Product sales increased 10% from $1.3 million in the third quarter of 2002 to $1.4 million in the current year quarter. As a percentage of total revenue, product sales increased from 33% in the third quarter of 2002 to 47% in the current year quarter. The dollar increase was primarily due to an increase in revenue from the sale of compression software, which was partially offset by lower revenue from the sale of test and development systems. Compression software revenue increased primarily due to higher sales of our electronic identification products. Test and development system revenue decreased primarily due to lower demand from our semiconductor and equipment customers.

For the nine months ended September 30, product sales decreased 20% from $3.4 million in 2002 to $2.7 million in 2003. As a percentage of total revenue, product sales increased from 29% in the first nine months of 2002 to 35% in the corresponding period of 2003. The dollar decrease was primarily due to a decrease in revenue from the sale of compression software and to a lesser extent lower revenue from the sale of test and development systems. Compression software revenue decreased primarily due to lower sales of our electronic identification products. Lower sales of electronic identification products in the first nine months of 2003 were due to the timing of orders from our OEM customers. Test and development system revenue decreased primarily due to lower demand from our semiconductor and equipment customers.

     CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL chipsets.

Contract revenue decreased 64% from $1.9 million in the third quarter of 2002 to $0.7 million in the current year quarter. As a percentage of total revenue, contract revenue decreased from 49% in the third quarter of 2002 to 23% in the current year quarter. For the nine months ended September 30, contract revenue decreased 64% from $6.2 million in 2002 to $2.2 million in 2003. As a percentage of total revenue, contract revenue decreased from 54% in the first nine months of 2002 to 28% in the corresponding period of 2003. Contract revenue in the first nine months of 2003 includes a significant one-time contractual termination fee from a large customer.

For the three and nine month periods, the dollar decrease was primarily due to a difficult environment for licensing intellectual property for communications integrated circuits. Both existing and prospective ADSL chipset licensees have been reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions. We are uncertain when the economic and market conditions we faced over the last several years will materially improve.

     ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties increased 28% from $0.7 million in the third quarter of 2002 to $0.9 million in the current year quarter. As a percentage of total revenue, royalties increased from 18% in the third quarter of 2002 to 31% in the current year quarter. For the nine months ended September 30, royalties increased 47% from $2.0 million in 2002 to $2.9 million in 2003. As a percentage of total revenue, royalties increased from 17% in the first nine months of 2002 to 37% in the corresponding period of 2003.

For the three and nine month periods, the increase in royalties was primarily due to an increase in ADSL chipset sales by our largest customer, Analog Devices, Inc. ("ADI") and to a lesser extent by Infineon Technologies AG ("Infineon"). Despite the increase in ADSL chipset sales by ADI over the last three quarters, ADI's chipset sales have declined in previous quarters primarily due to falling ADSL chipset pricing and lower ADI sales volumes. Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply. Additionally, deployments of ADSL service in geographic areas where chipsets based upon our technology have been sold leveled off or declined. We are uncertain when ADSL chipset pricing will improve, whether ADI will be able to continue to grow its presence or whether our other licensees will contribute meaningful royalty revenue.

Infineon has continued to increase the number of ADSL chipsets it sells based upon our technology. Infineon has announced design wins with several telecommunications equipment suppliers, including Siemens AG and Alcatel Alsthom S.A., for chipsets that are based on our ADSL technology. We are uncertain how quickly sales of these chipsets will increase and whether they will contribute meaningful royalties to us.

     COST OF PRODUCT SALES. Since the cost of compression software license sales is minimal, cost of product sales consists primarily of costs associated with ADSL equipment sales. Cost of product sales decreased 40% from $489,000 in the third quarter of 2002 to $293,000 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 38% in the third quarter of 2002 to 20% in the current year quarter. In terms of dollars, the decrease in cost of product sales was primarily due to higher margins on module sales during the current quarter. The increase in overall product margins was primarily due to a higher proportion of compression software sales in the product sales revenue mix.

For the nine months ended September 30, cost of product sales decreased 24% from $831,000 in 2002 to $629,000 in 2003. As a percentage of product sales, cost of product sales decreased from 24% in the first nine months of 2002 to 23% in the corresponding period of 2003. In terms of dollars, the decrease in cost of product sales was primarily due to higher margins on module sales and lower sales of test and development systems. The decline in overall product margins was primarily due to a smaller proportion of compression software sales in the product sales revenue mix.

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

Cost of contract revenue decreased 67% from $1.4 million in the third quarter of 2002 to $0.4 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 70% in the third quarter of 2002 to 65% in the current year quarter. The dollar and percentage decrease in cost of contract revenue was primarily due to fewer customer contracts in the third quarter of 2003 as compared with the third quarter of 2002, so our cost of contract revenue declined as well, and we are licensing a more technically mature intellectual property package that requires us to provide less engineering services to our customers.

For the nine months ended September 30, cost of contract revenue decreased 77% from $4.3 million in 2002 to $1.0 million in 2003. As a percentage of contract revenue, cost of contract revenue decreased from 70% in the first nine months of 2002 to 45% in the corresponding period of 2003. The dollar and percentage decrease in cost of contract revenue was primarily due to the following factors:
i) there were fewer customer contracts in contract revenue in the first nine months of 2003 as compared to the corresponding period in 2002, so our cost of contract revenue declined as well; ii) in 2003, we began licensing a more technically mature intellectual property package that requires us to provide less engineering services to our customers; and iii) contract revenue in the first nine months of 2003 included a one-time contractual termination fee that had no cost of contract revenue associated with it.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our broadband intellectual property offerings, and our compression software technology. Research and development expense decreased 12% from $3.4 million in the third quarter of 2002 to $3.0 million in 2003. As a percentage of total revenue, research and development expense increased from 85% in the third quarter of 2002 to 97% in the current year quarter. For the nine months ended September 30, research and development expense decreased by 4% from $9.9 million in 2002 to $9.5 million in 2003. As a percentage of total revenue, research and development expense increased from 86% in the first nine months of 2002 to 122% in the corresponding period of 2003.

For the three and nine month periods, the dollar decrease was primarily due to a decrease of approximately $1.0 million per quarter in salaries and related expenses due to the reduction in force we implemented in October 2002 and salary reductions we imposed on January 1, 2003. This was partially offset by increased spending resulting from a shift of engineers from customer projects, where spending is classified as cost of contract revenue, to internal research and development projects, where spending is classified as research and development expense. This shift occurred because we had fewer customer projects in 2003 than in 2002, and we changed our technology offering such that it requires less engineering support by us.

Our research and development spending is principally focused on projects related to core ADSL technology, including our StratiPHY(TM) chip, as well as for Dr. DSL(R), G.SHDSL, wireless local area network communications, VDSL, and other development projects.

     SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense decreased 18% from $774,000 in the third quarter of 2002 to $637,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense increased from 20% in the third quarter of 2002 to 21% in the current year quarter. The dollar decrease was primarily due to lower tradeshow expenses and lower legal expenses associated with negotiating development and licensing agreements; as well as the reduction in force and salary reductions we implemented in October 2002 and January 2003, respectively.

For the nine months ended September 30, selling and marketing expense decreased 19% from $2.3 million in 2002 to $1.8 million in 2003. As a percentage of total revenue, selling and marketing expense increased from 20% in the first nine months of 2002 to 23% in the corresponding period of 2003. The dollar decrease was primarily due to lower tradeshow expenses and sales commissions, and lower legal expenses associated with negotiating development and licensing agreements; as well as the reduction in force and salary reductions we implemented in October 2002 and January 2003, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense decreased 22% from $772,000 in the third quarter of 2002 to $598,000 in the current year quarter. As a percentage of total revenue, general and administrative expense was 20% for the third quarter of 2002 and the current year quarter. For the nine months ended September 30, general and administrative expense decreased 14% from $2.2 million in 2002 to $1.9 million in 2003. As a percentage of total revenue, general and administrative expense increased from 19% in the first nine months of 2002 to 24% in the corresponding period of 2003.

For the three and nine month periods, the dollar decrease was primarily due to lower provisions for bad debts and lower public company expenses; as well as the reduction in force and salary reductions we implemented in October 2002 and January 2003, respectively.

     INTEREST INCOME. Interest income decreased 39% from $224,000 in the third quarter of 2003 to $136,000 in the current year quarter. For the nine months ended September 30, interest income decreased 33% from $695,000 in 2002 to $463,000 in 2003. For the three and nine month periods, the dollar decrease was primarily due to lower interest rates earned on our cash balances and lower cash balances.

     INCOME TAXES. We made no provision for income taxes in the first nine months of 2003 due to net losses incurred. In the third quarter of 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As a result, we recorded a tax provision of $7.1 million in the third quarter of 2002 to reserve for our remaining deferred tax assets. As of September 30, 2003, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had cash, cash equivalents, short-term investments and investments of $40.9 million, which represents a decrease of $6.2 million from December 31, 2002. The decrease is primarily due to $6.1 million of cash used in operations and $0.2 million of cash invested in capital equipment.

Cash used in operations in the first nine months of 2003 was primarily the result of operating losses and working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.


RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, FASB issued Statement of Financial Accounting Standards 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial position and results of operations.

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

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial position and results of operations.

The EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position and results of operations.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

     o market acceptance of our broadband technologies by semiconductor companies;
     o the extent and timing of new license transactions with semiconductor companies;
     o changes in our and our licensees' development schedules and levels of expenditure on research and development;
     o the loss of a strategic relationship or termination of a project by a licensee;
     o equipment companies' acceptance of integrated circuits produced by our licensees;
     o the loss by a licensee of a strategic relationship with an equipment company customer;
     o announcements or introductions of new technologies or products by us or our competitors;
     o delays or problems in the introduction or performance of enhancements or of future generations of our technology;
     o delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
     o competitive pressures resulting in lower contract revenues or royalty rates;
     o personnel changes, particularly those involving engineering and technical personnel;
     o    costs associated with protecting our intellectual property;
     o the potential that licensees could fail to make payments under their current contracts;
     o ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market surpluses;
     o    regulatory developments; and
     o    general economic trends and other factors.

WE EXPERIENCED NET LOSSES

We had a net loss during 2001, 2002 and the first nine months of 2003. We expect that we will have a net loss during the fourth quarter of 2003. We may continue to experience losses in the future if;

          o the semiconductor and telecommunications markets do not recover from the downturn that began in 2001;
          o our existing customers do not increase their revenues from sales of chipsets with our technology;
          o new and existing customers do not choose to license our intellectual property for new chipset products; or
          o    a profitable business does not emerge from our Dr. DSL efforts.

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


THERE HAS BEEN AND MAY CONTINUE TO BE AN OVERSUPPLY OF ADSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. Since late 2000, the ADSL industry has experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the fourth quarter of 2003 and beyond. Our royalty revenue may continue to decline over the long term.

WE DEPEND SUBSTANTIALLY UPON A LIMITED NUMBER OF LICENSEES

There is a relatively limited number of semiconductor and equipment companies to which we can license our broadband technology in a manner consistent with our business model. If we fail to maintain relationships with our current licensees or fail to establish a sufficient number of new licensee relationships, our business could be seriously harmed. We also continue to have a low level of confidence that Intel, to whom we have licensed our technology, will offer ADSL products based upon licensed technology from Aware. In addition, our prospective customers may use their superior size and bargaining power to demand license terms that are unfavorable to us and prospective customers may not elect to license from us.


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2001, 2002 and the first nine months of 2003, we derived 52%, 32% and 30%, respectively of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993, and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. Our royalty revenue in the near term is highly dependent upon ADI's ability to maintain its market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, or experiences further price erosion in its ADSL chipsets, our royalty revenue could continue to decline.


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

ADSL services offered over copper telephone networks also compete with alternative broadband transmission technologies that use the telephone network as well as other network architectures. Alternative technologies for the telephone network include symmetric high speed DSL (also known as HDSL, SDSL and G.SHDSL), and very high speed DSL, also known as VDSL. These DSL technologies are based on techniques other than those used by ADSL to transport high- speed data over telephone lines. Alternative technologies that use other network architectures to provide high-speed data service include cable modems using cable networks, and wireless solutions using wireless networks. These alternative broadband technologies may be more successful than ADSL and we may not be able to participate in the markets involving these alternative technologies.

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

We do not use derivative financial instruments for speculative or trading purposes. As of September 30, 2003, we had $35.0 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of September 30, 2003, we had invested $5.9 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality corporate securities and U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at September 30, 2003. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.


                                       VALUATION OF SECURITIES                         VALUATION OF SECURITIES
                                        GIVEN AN INTEREST RATE                          GIVEN AN INTEREST RATE
                                             DECREASE OF              NO CHANGE              INCREASE OF
                                       -------------------------     IN INTEREST     --------------------------
TYPE OF SECURITY                         (100BP)      (50 BP)           RATES           100 BP         50 BP
---------------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years        $6,049      $5,992            $5,936          $5,826        $5,881

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


(a)  EXHIBITS


       Exhibit 31.1      Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

       Exhibit 31.2      Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

       Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON 8-K


       We filed a Form 8-K dated July 31, 2003, which included as an exhibit a press release dated July 31, 2003 announcing our financial results for the quarter ended June 30, 2003.


--------------------


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AWARE, INC.


       Date: November 12, 2003             By: /s/ Michael A. Tzannes
                                               ----------------------
                                               Michael A. Tzannes, Chief
                                               Executive Officer


       Date: November 12, 2003             By: /s/ David J. Martin
                                               -------------------
                                               David J. Martin, Interim Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)