Form 10-K
period 2003-12-31
AWARE INC /MA/
filed 2004-03-15
CIK 1015739

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES X NO
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, based on the closing price of the common stock on June 30, 2003 as reported on the Nasdaq National Market, was approximately $51,341,703.

The number of shares outstanding of the registrant's common stock as of March 2, 2004 was 22,750,294.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the registrant's Annual Meeting of Shareholders to be held on May 27, 2004 are incorporated by reference into
                  Part III of this Annual Report on Form 10-K.
================================================================================

                                               AWARE, INC.
                                                FORM 10-K
                                   FOR THE YEAR ENDED DECEMBER 31, 2003


                                             TABLE OF CONTENTS


                                                   PART I

Item 1.    Description of the Business...............................................................  3
Item 2.    Properties................................................................................  9
Item 3.    Legal Proceedings.........................................................................  9
Item 4.    Submission of Matters to a Vote of Security Holders.......................................  9

                                                  PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
           of Equity Securities.....................................................................   10
Item 6.    Selected Financial Data..................................................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.............................................................................  11
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................................  24
Item 8.    Consolidated Financial Statements and Supplementary Data..................................  26
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure................................................................................  44
Item 9A.   Controls and Procedures...................................................................  44

                                                  PART III

Item 10.   Directors and Executive Officers of the Registrant........................................  44
Item 11.   Executive Compensation....................................................................  44
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters...................................................................................  44
Item 13.   Certain Relationships and Related Transactions............................................  44
Item 14.   Principal Accountant Fees and Services....................................................  44

                                                  PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................  45


Signatures...........................................................................................  47




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

During 2002 and 2003, approximately 64% and 56%, respectively, of our revenue came from licensing ADSL intellectual property. We license our intellectual property worldwide through our direct sales force. Our largest semiconductor customers in 2003 were Analog Devices, Inc. and Infineon Technologies, AG. The remainder of our revenue came from the sale of hardware and software products. Our hardware products include board-level products that allow customers to make products that require ADSL connectivity, such as ADSL test equipment. Our hardware products also include system-level products that enable our customers to develop and test their ADSL products. Our software products compress digital images and data for law enforcement and other applications.

We are headquartered in Bedford, Massachusetts. Our telephone number is (781) 276-4000, and our website is www.aware.com. Incorporated in Massachusetts in 1986, we employed 111 people at December 31, 2003. Our stock is traded on the Nasdaq National Market under the symbol AWRE.

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


INDUSTRY BACKGROUND

ADSL INDUSTRY BACKGROUND. ADSL technology allows telephone companies to offer high-speed data services over their existing telephone networks by connecting their central offices to end users' residences. Telephone companies began tests and trials of ADSL technology in the mid 1990s. Commercial deployment of ADSL services began in modest volumes in 1999, and during the last four years, the rate of deployment of ADSL services accelerated dramatically, particularly outside of the United States. According to announcements by major telephone companies and information compiled by Point Topic Ltd., a company that provides analysis of broadband access to the internet, approximately 5 million, 12 million, 17 million, and 28 million new ADSL subscribers were added in 2000, 2001, 2002, and 2003, respectively. As of December 31, 2003, there were approximately 64 million global ADSL subscribers of which approximately 9 million were in the United States and approximately 55 million were in other countries.

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

In order to enable ADSL service, ADSL equipment must be installed in the central offices of telephone companies and in end users' premises. ADSL central office equipment and customer premises modems are available from numerous telecommunications equipment suppliers. Some of the leading suppliers of ADSL equipment include Alcatel Alsthom S.A. ("Alcatel"), ECI Telecom, Lucent Technologies, Inc., NEC Corporation, Samsung Corporation, Siemens AG, Sumitomo Corporation, UT Starcom, Westell Technologies, Inc., and Comtrend and other Taiwanese modem manufacturers.

Telecommunications equipment suppliers are able to purchase ADSL chipsets from a number of suppliers, including Analog Devices Inc. ("ADI"), Broadcom Corporation ("Broadcom"), Centillium Communications, Inc. ("Centillium"), Conexant Systems, Inc. ("Conexant"), Infineon Technologies AG (`Infineon"), ST Microelectronics N.V. ("ST"), and Texas Instruments Incorporated ("TI"). ADSL chipsets offered by these suppliers are designed to operate in either central office equipment or customer premises modems.

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

As of December 31, 2003, we had an engineering staff of 80 employees, representing 72% of our total employee staff. During the years ended December 31, 2003, 2002, and 2001, research and development expenses charged to operations were $12.1 million, $14.0 million, and $10.1 million, respectively. In addition, because our license agreements often call for us to provide engineering development services to our customers, a portion of our total engineering costs has been allocated to cost of contract revenue. We expect that we will continue to invest substantial funds in research and development activities.


SALES AND MARKETING

Our principal sales and marketing strategy is to license our ADSL intellectual property to semiconductor manufacturers. We believe that decisions involving the selection of our technology are frequently made at senior levels within a prospective customer's organization. Consequently, we rely significantly on presentations by our senior management to key employees at prospective customers. As of December 31, 2003, we had twelve people in our broadband sales and marketing organization.

Customers who have licensed our ADSL technology include ADI, Agere Systems, Inc. ("Agere"), Infineon, Intel, Legerity, Inc. (formerly Advanced Micro Devices' Communication Products Division), NEC Corporation, ST Microelectronics ("ST"), Metanoia Technologies (formerly a division of Sigmatel, Inc.), and 3COM/US Robotics.

In 2003, we derived approximately 27%, 17%, and 14% of our total revenue from ADI, Infineon, and Spirent Communications of Rockville, Inc. ("Spirent"), respectively. In 2002, we derived approximately 32%, 15%, and 12% of our total revenue from ADI, Infineon, and Intel, respectively. In 2001, we derived approximately 52% and 14% of our total revenue from ADI and Intel, respectively. All revenue in 2003, 2002, and 2001 was derived from unaffiliated customers.

We sell our software-based compression products primarily through OEMs and systems integrators. As of December 31, 2003, there were three people in our compression software sales organization.


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

The market for ADSL chipsets is also intensely competitive. Our success within the ADSL industry requires that ADSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy ADSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based and ADSL chipsets, including Broadcom, Centillium, Conexant, ST and TI.

ADSL services compete with alternative DSL technologies that can also transport high-speed data over telephone lines. These technologies include symmetric high speed DSL (also known as HDSL, SDSL and G.SHDSL), and very high speed DSL, also known as VDSL. We cannot give you assurances that these alternative broadband technologies will not be more successful than ADSL or that we will be able to participate in markets involving these alternative broadband technologies.

ADSL services also compete with broadband technologies that use other network architectures to provide high-speed data service. These technologies include cable modems using cable networks, and wireless solutions using wireless networks. To date, ADSL services have been more successful than high-speed cable services outside of the United States; however cable services serve a larger number of broadband subscribers than ADSL inside the United States. We cannot give you assurances that these alternative network architectures will not be more successful than ADSL.

Many of our current and prospective ADSL licensees, as well as chipset competitors that compete with our semiconductor licensees, including Broadcom, Conexant, ST and TI, have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We cannot give you assurances that we will be able to compete successfully or that competitive pressures will not seriously harm our business.

The markets for our wavelet image compression technology are competitive, and are expected to become increasingly more competitive in the near future.


PATENTS AND INTELLECTUAL PROPERTY

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2003, we had 23 issued patents and 49 pending patent applications pertaining to telecommunications and signal processing technology. We also had 12 issued patents and 5 pending patent applications pertaining to image compression, video compression, audio compression, seismic data compression and optical applications.

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


EMPLOYEES

At December 31, 2003, we employed 111 people, including 80 in engineering, 15 in sales and marketing, 3 in manufacturing and 13 in finance and administration. Of these employees, 109 were based in Massachusetts. None of our employees is represented by a labor union. We consider our employee relations to be good.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq National Market under the symbol AWRE. The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq National Market from January 1, 2002 to December 31, 2003.

                                  FIRST        SECOND      THIRD      FOURTH
                                 QUARTER      QUARTER     QUARTER    QUARTER
      -----------------------------------------------------------------------
      2003
         High.................     $2.48        $2.75       $3.29      $4.06
         Low..................      1.60         1.62        1.98       2.73

      2002
         High.................     $9.79        $6.50       $3.94      $3.05
         Low..................      5.92         3.25        1.95       2.01

As of March 2, 2004, we had approximately 169 shareholders of record. This number does not include shareholders from whom shares were held in a "nominee" or "street" name. We have never paid cash dividends on our common stock and we anticipate that we will continue to reinvest any earnings to finance future operations.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2003.


ITEM 6.  SELECTED FINANCIAL DATA

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited financial statements for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. When you read this selected financial data, it is important that you read it along with Management's Discussion and Analysis of Financial Condition and Results of Operations, our historical consolidated financial statements, and the related notes to the financial statements, which can be found in Item 8.

Year ended December 31,                       2003        2002         2001        2000          1999
-------------------------------------------------------------------------------------------------------
                                                       (in thousands, except per share data)
Statements of Operations Data
-----------------------------
Revenue..................................    $10,843     $13,844     $18,547      $30,667      $20,527
Income (loss) from operations............     (8,635)    (12,529)     (4,823)       9,490        3,321
Cumulative effect of change in
  accounting principle (1)...............          -           -           -       (1,618)           -
Net income (loss)........................     (8,038)    (18,728)     (2,520)      13,414        4,898
Net income (loss) per share - basic......     ($0.35)     ($0.83)     ($0.11)       $0.60        $0.23
Net income (loss) per share - diluted....     ($0.35)     ($0.83)     ($0.11)       $0.56        $0.21

Balance Sheet Data
------------------
Cash and short-term investments..........    $35,051     $33,302     $57,284      $57,503      $36,265
Working capital..........................     36,727      33,481      59,608       67,146       41,348
Total assets.............................     51,024      59,237      78,103       81,450       54,482
Total liabilities........................      1,384       1,659       1,947        3,117        1,514
Total stockholders' equity...............     49,640      57,578      76,156       78,333       52,968

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

                                                                  Year ended December 31,
                                                       --------------------------------------------
                                                            2003           2002           2001
                                                       --------------------------------------------
   Revenue:
      Product sales.................................         40 %           33 %            21 %
      Contract revenue..............................         26             49              44
      Royalties.....................................         34             18              35
                                                       --------------------------------------------
        Total revenue...............................        100            100             100

   Costs and expenses:
      Cost of product sales.........................         10              7               3
      Cost of contract revenue......................         14             35              37
      Research and development......................        111            101              54
      Selling and marketing.........................         22             21              16
      General and administrative....................         22             26              16
                                                       --------------------------------------------
         Total costs and expenses...................        179            190             126

   Loss from operations.............................        (79)           (90)            (26)

   Interest income..................................          5              6              12
                                                       --------------------------------------------

   Loss before provision for income taxes...........        (74)           (84)            (14)
   Provision for income taxes.......................          -            (51)              -
                                                       --------------------------------------------
   Net loss.........................................        (74) %        (135) %          (14) %
                                                       ============================================

PRODUCT SALES

Product sales consist primarily of revenue from the sale of hardware products and compression software. Hardware products primarily include ADSL test and development systems, modules, and modems. Compression software consists of standard off-the-shelf software products that are sold to OEM customers that integrate our software into their equipment-based products.

Product sales decreased 5% from $4.5 million in 2002 to $4.3 million in 2003. As a percentage of total revenue, product sales increased from 33% in 2002 to 40% in 2003. The dollar decrease was primarily due to a decrease in revenue from the sale of compression software and to a lesser extent lower revenue from the sale of test and development systems, which was partially offset by an increase in revenue from the sales of modules. Compression software revenue decreased primarily due to lower sales of our electronic identification products. Test and development system revenue decreased primarily due to lower demand from our semiconductor and equipment customers. Module sales were higher primarily due to sales to a customer that is using them in ADSL test equipment.

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

Contract revenue decreased 58% from $6.8 million in 2002 to $2.8 million in 2003. As a percentage of total revenue, contract revenue decreased from 49% in 2002 to 26% in 2003. Contract revenue decreased 18% from $8.3 million in 2001 to $6.8 million in 2002. As a percentage of total revenue, contract revenue increased from 44% in 2001 to 49% in 2002.

The dollar decreases in contract revenue in 2003 and 2002 were primarily due to a difficult environment for licensing intellectual property for communications integrated circuits. Both existing and prospective ADSL chipset licensees were reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions. We are uncertain when the economic and market conditions we faced over the last several years will improve.

On our February 5, 2004 earnings release conference call, we referred to new customers and new chipset development projects. One of these new customers signed a contract in the fourth quarter of 2003. The contract requires the customer to pay us license and service fees based upon the license of our ADSL technology and provision of engineering services as well as royalty payments for sales of the customer's ADSL chipsets that are based on our licensed technology. Based on our performance under the contract, we recorded $0.2 million as revenue in our earnings release dated February 5, 2004 announcing results for the fourth quarter of 2003.

Subsequent to the earnings release and conference call, the customer expressed a desire to terminate the contract because of a management change and a subsequent decision to withdraw from the ADSL business. The customer does not have this termination right and we are in discussions with the customer to attempt to resolve the matter. Since this dispute created uncertainty regarding whether the collectibility of the related receivable of $0.2 million is reasonably assured, our financial statements reflect a reduction in revenue for the fourth quarter of 2003 to $3.0 million and revenue for the full year to $10.8 million as compared to amounts reported in our earnings release. There are corresponding increases in loss from operations, loss before provision for income taxes and net loss and an increase in our reported loss per share for the fourth quarter of 2003 from $0.06 to $0.07.

ROYALTIES

Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties increased 47% from $2.5 million in 2002 to $3.7 million in 2003. As a percentage of total revenue, royalties increased from 18% in 2002 to 34% in 2003. The increase in royalties was primarily due to an increase in ADSL chipset sales by our largest customer ADI and to a lesser extent by Infineon. Despite the increase in ADSL chipset sales by ADI over the last year, ADI's chipset sales have declined in previous years primarily due to falling ADSL chipset pricing and lower ADI sales volumes. Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply. Additionally, deployments of ADSL service in geographic areas where chipsets based upon our technology have been sold leveled off or declined. We are uncertain when ADSL chipset pricing will improve, whether ADI will be able to continue to grow its presence or whether our other licensees will contribute meaningful royalty revenue.

In 2003, Infineon began increasing the number of ADSL chipsets it sells based upon our technology. Infineon has announced design wins with several telecommunications equipment suppliers, including Siemens AG and Alcatel Alsthom S.A., for chipsets that are based on our ADSL technology. We are uncertain how quickly sales of these chipsets will increase and whether they will contribute meaningful royalties to us.

Royalties decreased 61% from $6.5 million in 2001 to $2.5 million in 2002. As a percentage of total revenue, royalties decreased from 35% in 2001 to 18% in 2002. The decrease in royalties was primarily due to a decrease in ADSL chipset sales by our largest customer, ADI. We believe that ADI's chipset sales declined primarily due to falling ADSL chipset pricing and a potential loss of market share. Despite strong growth of worldwide ADSL subscribers in 2002, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply over the last two years. Additionally, deployments of ADSL service in geographic areas where chipsets based upon our technology have been sold leveled off or declined in 2002.

COST OF PRODUCT SALES

Since the cost of compression software license sales is minimal, cost of product sales consists primarily of costs associated with ADSL hardware product sales. Cost of product sales were essentially the same at $1.0 million in 2002 and 2003. As a percentage of product sales, cost of product sales increased from 21% in 2002 to 24% in 2003. Although cost of product sales were essentially unchanged during 2003 and 2002, there were two offsetting factors that caused this result. Cost of product sales increased in 2003 primarily due to an increase in module sales. This increase was offset by a decrease in cost of product sales that was primarily due to lower sales of test and development systems. The decline in overall product margins was primarily due to a smaller proportion of compression software sales in the product sales revenue mix.

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

Cost of contract revenue decreased 68% from $4.9 million in 2002 to $1.6 million in 2003. As a percentage of contract revenue, cost of contract revenue decreased from 72% in 2002 to 55% in 2003. The dollar and percentage decrease in cost of contract revenue was primarily due to the following factors: i) there were fewer customer contracts in contract revenue in 2003 as compared to 2002, so our cost of contract revenue declined as well; ii) in 2003, we began licensing a more technically mature intellectual property package that requires us to provide less engineering services to our customers; and iii) contract revenue in 2003 included a one-time contractual termination fee that had no cost of contract revenue associated with it.

Cost of contract revenue decreased 28% from $6.8 million in 2001 to $4.9 million in 2002. As a percentage of contract revenue, cost of contract revenue decreased from 83% in 2001 to 72% in 2002. The dollar decrease in cost of contract revenue in 2002 was primarily due to fewer customer contracts. Since our cost of contract revenue is based on the level of effort we expend on customer projects and the number of customer projects declined in 2002, cost of contract revenue declined as well.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our broadband intellectual property offerings, and our compression software technology. Research and development expense decreased 13% from $14.0 million in 2002 to $12.1 million in 2003. As a percentage of total revenue, research and development expense increased from 101% in 2002 to 111% in 2003. The dollar decrease was primarily due to a decrease of approximately $1.0 million per quarter in salaries and related expenses due to the reduction in force we implemented in October 2002 and salary reductions we imposed on January 1, 2003. This was partially offset by increased spending resulting from a shift of engineers from customer projects, where spending is classified as cost of contract revenue, to internal research and development projects, where spending is classified as research and development expense. This shift occurred because we had fewer customer projects in 2003 than in 2002, and we changed our technology offering such that it requires less engineering support by us. Our research and development spending was principally focused on projects related to core ADSL technology, including our StratiPHY(TM) chip, as well as for Dr. DSL(R), G.SHDSL, wireless local area network communications, VDSL, and other development projects.

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

In October 2002, we terminated 35 employees to reduce our operating costs. Of the 35 employees who were terminated, 32 were engineers. The cost of severance and other employee benefits for terminated employees was approximately $700,000. The cost was recorded in the fourth quarter of 2002, and it approximates our historical quarterly costs for these employees as if they were active employees. Therefore, the reduction in force had a minimal effect on research and development spending in 2002. As of December 31, 2002, accrued severance costs were approximately $140,000, and were paid in the first half of 2003.

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

SELLING AND MARKETING EXPENSE

Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense decreased 19% from $3.0 million in 2002 to $2.4 million in 2003. As a percentage of total revenue, sales and marketing expense increased from 21% in 2002 to 22% in 2003. The dollar decrease was primarily due to lower spending on sales staff and to a lesser extent lower sales commissions and tradeshow expenses. Lower spending on sales staff was primarily due to the reduction in force and salary reductions we implemented in October 2002 and January 2003, respectively. The reduction in force and salary reductions lowered sales and marketing expenses by approximately $0.2 million in 2003.

Sales and marketing expense increased 2% from $2.9 million in 2001 to $3.0 million in 2002. As a percentage of total revenue, sales and marketing expense increased from 16% in 2001 to 21% in 2002. The dollar increase was primarily due to increased spending on sales staff and higher commissions for product sales, which was partially offset by lower advertising and tradeshow expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense decreased 34% from $3.6 million in 2002 to $2.4 million in 2003. As a percentage of total revenue, general and administrative expense decreased from 26% in 2002 to 22% in 2003. The dollar decrease was primarily due to a reduction in our provisions for bad debts and to lesser extent lower public company expenses, as well as the reduction in force and salary reductions we implemented in October 2002 and January 2003, respectively. The reduction in force and salary reductions lowered general and administrative expenses by approximately $0.2 million in 2003.

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

INTEREST INCOME

Interest income decreased 33% from $0.9 million in 2002 to $0.6 million in 2003. The dollar decrease was primarily due to lower interest rates earned on our cash balances and lower cash balances.

Interest income decreased 61% from $2.3 million in 2001 to $0.9 million in 2002. The dollar decrease was primarily due to lower interest rates earned on our cash balances and lower cash balances.

INCOME TAXES

We evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets. As a result of incurring operating losses since 2001, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 have established a full valuation allowance for our net deferred tax assets. Accordingly, we have not recorded a deferred tax benefit for the operating losses incurred in the year ended December 31, 2003.

In 2002, we determined that due to our continuing operating losses in 2001 and 2002 as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As a result, we recorded a tax provision of $7.1 million in 2002 to reserve for our remaining deferred tax assets. In 2001, we made no provision for income taxes because we had a net loss.

As of December 31, 2003, we had federal net operating loss and research and experimentation credit carryforwards of approximately $48.7 million and $8.8 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates through 2023. In addition, at December 31, 2003, we had approximately $41.0 million and $4.6 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates through 2023.

Of the total net operating loss and research and development tax credit carryforwards for which a valuation allowance was recorded, approximately $24.1 million is attributable to the exercise of stock options and the tax benefit will be credited to additional paid-in capital, if realized in the future.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception in March 1986, we have financed our activities primarily through the sale of stock. In the years ended December 31, 2003, 2002 and 2001, we received net proceeds from the issuance of stock under employee stock plans of $0.1 million, $0.2 million and $0.3 million, respectively. Our operating activities used net cash of $8.1 million and $9.5 million in the years ended December 31, 2003 and 2002, respectively. Cash used in our operating activities was primarily the result of operating losses and working capital requirements. Operating activities provided net cash of $1.2 million in the year ended December 31, 2001. Cash provided by operations during 2001 was primarily due to the collection of accounts receivables, which was partially offset by a decrease in deferred revenue.

In the years ended December 31, 2003, 2002, and 2001, we made capital expenditures of $0.2 million, $0.8 million, and $1.4 million, respectively. Capital expenditures in all three years primarily consisted of spending on computer hardware and software, laboratory equipment, and furniture used principally in engineering activities. We have no material commitments for capital expenditures.

At December 31, 2003, we had cash, cash equivalents, short-term investments and investments of $39.0 million. While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents, short-term investments and investments will be sufficient to fund our operations for at least the next twelve months.

To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.


CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2003 (in thousands):

                                                                    Payments Due By Period
                                           ---------------------------------------------------------------------
                                                          Less than                                  More than
    Contractual Obligations                  Total         1 year       1-3 years     3-5 years       5 years
    -----------------------                -----------   ------------   -----------   -----------   ------------
    Operating Leases                            $ 30          $ 30             $-            $-             $-
    Purchase orders                              359           359              -             -              -
                                           -----------   ------------   -----------   -----------   ------------
    Total                                       $389          $389             $-            $-             $-
                                           ===========   ============   ===========   ===========   ============

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

As prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, we recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered. We also apply the principles set forth in AICPA Statement of Position No. 97-2, Software Revenue Recognition, when recognizing compression software revenue. Our revenue recognition policies are described more fully in Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

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

In addition to these general revenue recognition judgments, we make specific judgments and estimates with respect to the recognition of contract revenue. When our agreements include the transfer of technology and the provision of engineering services, we combine the total license and engineering service fees to be paid under the agreement. These total fees are recognized ratably over the expected product development period, subject to the limitation that the cumulative revenue recognized through the end of any period may not exceed cumulative contract payments to date. We review assumptions regarding the product development period on a regular basis and make adjustments as required. Consistent with the principles of SAB 104, we believe that this method represents the appropriate systematic method for revenue recognition for this type of contract.

After customers enter into development and license agreements, they often engage us to provide additional engineering work that is beyond the scope of their original base agreement. When customers request additional services, both parties agree to engineering fees that are based on the level of effort required. We recognize revenue from these agreements either as engineering services are performed or as milestones are achieved.


INCOME TAXES. As part of the process of preparing our consolidated financial statements we are required to estimate our actual current tax expense. We must also estimate temporary and permanent differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period for deferred tax assets which have been recognized, we must include an expense with the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets relate to net operating losses and research and development tax credits that we are carrying forward into future tax periods. As of December 31, 2003, we had a total of $41.8 million of deferred tax assets for which we had recorded a full valuation allowance.

Of the total valuation allowance, approximately $24.1 million relates to net operating loss and research and development tax credit carryforwards that are attributable to the exercise of stock options and the tax benefit will be credited to additional paid-in capital, if realized in the future.


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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The adoption of SAB No. 104 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003 and the adoption did not have a material effect on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, as amended by FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The Company has not created or acquired any VIEs after January 31, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

In November 2002, the EITF reached a consensus on issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on July 1, 2003 and the adoption did not have a material effect on its consolidated financial position or results of operations.


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

     |X|  ADSL market-related issues, including:
          o lower ADSL chipset unit demand brought on by excess channel inventory; and
          o    lower average selling prices for ADSL chipsets.

     |X|  regulatory developments; and

     |X|  general economic trends and other factors.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. You should not rely on our quarterly revenue and operating results to predict our future performance.


WE EXPERIENCED NET LOSSES. We had a net loss during 2003, 2002 and 2001. We expect that we will have a net loss during the first quarter of 2004. We may continue to experience losses in the future if:

     |X| the semiconductor and telecommunications markets do not recover from the downturn that began in 2001;

     |X| our existing customers do not increase their revenues from sales of chipsets with our technology; or

     |X| new and existing customers do not choose to license our intellectual property for new chipset products, or

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

THERE HAS BEEN AND MAY CONTINUE TO BE AN OVERSUPPLY OF ADSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE. The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. Since late 2000, the ADSL industry has experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the first quarter of 2004 and beyond. Our royalty revenue may continue to decline over the long term.

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

WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER. In 2001, 2002 and 2003, we derived 52%, 32% and 27%, respectively of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993, and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. Our royalty revenue in the near term is highly dependent upon ADI's ability to maintain its market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, or experiences further price erosion in its ADSL chipsets, our royalty revenue could continue to decline.

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

The market for ADSL chipsets is also intensely competitive. Our success within the ADSL industry requires that ADSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy ADSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based and ADSL chipsets, including Broadcom, Centillium, Conexant, ST Microelectronics and Texas Instruments.

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

Many of our current and prospective ADSL licensees, as well as chipset competitors that compete with our semiconductor licensees, including Broadcom, Conexant, ST Microelectronics and Texas Instruments have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We may be unable to compete successfully, and competitive pressures could seriously harm our business.

WE MUST MAKE JUDGMENTS IN THE PROCESS OF PREPARING OUR FINANCIAL STATEMENTS. We prepare our financial statements in accordance with generally accepted accounting principles and certain critical accounting polices that are relevant to our business. The application of these principles and policies requires us to make significant judgments and estimates. In the event that judgments and estimates we make are incorrect, we may have to change them, which could materially affect our financial position and results of operations.

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

We do not use derivative financial instruments for speculative or trading purposes. As of December 31, 2003, we had invested $35.1 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of December 31, 2003, we had invested $3.9 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality corporate securities and U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at December 31, 2003. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points
(BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.


                                        VALUATION OF SECURITIES                  VALUATION OF SECURITIES
                                         GIVEN AN INTEREST RATE                   GIVEN AN INTEREST RATE
                                              DECREASE OF           NO CHANGE           INCREASE OF
                                        ------------------------   IN INTEREST   ------------------------
Type of security                          (100BP)      (50 BP)       RATES          100 BP        50 BP
---------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years...       $3,995      $3,954         $3,913        $3,834       $3,874

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Aware, Inc. are filed as part of this Report on Form 10-K:


CONSOLIDATED FINANCIAL STATEMENTS:
                                                                                    Page
                                                                                    ----
  Report of Independent Auditors.................................................    27
  Consolidated Balance Sheets as of December 31, 2003 and 2002...................    28
  Consolidated Statements of Operations for each of the three
      years in the period ended December 31, 2003................................    29
  Consolidated Statements of Cash Flows for each of the
      three years in the period ended December 31, 2003..........................    30
  Consolidated Statements of Stockholders' Equity for each of
       the three years in the period ended December 31, 2003.....................    31
  Notes to Consolidated Financial Statements.....................................    32


FINANCIAL STATEMENT SCHEDULE:
                                                                                    Page
                                                                                    ----
  Schedule II - Valuation and Qualifying Accounts................................    43

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Aware, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aware, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
March 10, 2004


                                             AWARE, INC.
                                     CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           DECEMBER 31,
                                                                               -----------------------------------
                                                                                    2003                2002
                                                                               ----------------    ---------------
ASSETS
Current assets:
     Cash and cash equivalents.............................................         $19,504             $25,268
     Short-term investments................................................          15,547               8,034
     Accounts receivable (less allowance for doubtful......................
        accounts of $927 in 2003 and $1,077 in 2002)                                  2,449               1,258
     Inventories...........................................................              48                  50
     Prepaid expenses and other current assets.............................             563                 530
                                                                               ----------------    ---------------
           Total current assets............................................          38,111              35,140
                                                                               ----------------    ---------------

Property and equipment, net................................................           8,921              10,038
Investments................................................................           3,913              13,816
Other assets, net..........................................................              79                 243
                                                                               ----------------    ---------------
           Total assets....................................................         $51,024             $59,237
                                                                               ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................................            $261                $274
     Accrued expenses......................................................             136                 213
     Accrued compensation..................................................             439                 965
     Accrued professional..................................................              77                  65
     Deferred revenue......................................................             471                 142
                                                                               ----------------    ---------------
             Total current liabilities.....................................           1,384               1,659
                                                                               ----------------    ---------------

Commitments and contingent liabilities (Note 7)

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
          none outstanding ................................................               -                   -
      Common stock, $.01 par value; shares authorized,
             70,000,000 in 2003 and 2002; issued
             and outstanding, 22,750,294 in 2003 and 22,698,171 in 2002....             228                 227
      Additional paid-in capital...........................................          77,400              77,301
      Retained earnings (accumulated deficit)..............................         (27,988)            (19,950)
                                                                               ----------------    ---------------
             Total stockholders' equity....................................          49,640              57,578
                                                                               ----------------    ---------------
             Total liabilities and stockholders' equity....................         $51,024             $59,237
                                                                               ================    ===============


                       The accompanying notes are an integral part of the financial statements.

                                                           28

                                             AWARE, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                               2003           2002            2001
                                                          ---------------------------------------------
Revenue:
    Product sales.......................................         $4,309         $4,530         $3,817
    Contract revenue....................................          2,840          6,797          8,253
    Royalties...........................................          3,694          2,517          6,477
                                                          ---------------------------------------------
        Total revenue...................................         10,843         13,844         18,547
                                                          ---------------------------------------------

Costs and expenses:
    Cost of product sales...............................          1,043            955            629
    Cost of contract revenue............................          1,567          4,889          6,822
    Research and development............................         12,074         13,956         10,104
    Selling and marketing...............................          2,407          2,966          2,916
    General and administrative..........................          2,387          3,607          2,899
                                                          ---------------------------------------------
         Total costs and expenses.......................         19,478         26,373         23,370
                                                          ---------------------------------------------

Loss from operations....................................         (8,635)       (12,529)        (4,823)
Interest income.........................................            597            894          2,303
                                                          ---------------------------------------------
Loss before provision for income taxes..................         (8,038)       (11,635)        (2,520)
Provision for income taxes..............................              -         (7,093)             -
                                                          ---------------------------------------------

Net loss................................................        ($8,038)      ($18,728)       ($2,520)
                                                          =============================================


Net loss per share - basic and diluted..................        ($0.35)        ($0.83)        ($0.11)


Weighted average shares - basic and diluted.............         22,713         22,679         22,631


                   The accompanying notes are an integral part of the financial statements.


                                                   29

                                                    AWARE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)


                                                                           YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                      2003             2002            2001
                                                               --------------------------------------------------
Cash flows from operating activities:
   Net loss..................................................          ($8,038)        ($18,728)        ($2,520)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization..........................            1,471            1,844           1,720
      Provision for doubtful accounts........................             (150)             707              25
      Increase (decrease) from changes in assets and
         liabilities:
         Accounts receivable.................................           (1,041)            (582)          3,792
         Inventories.........................................                2              232            (115)
         Deferred tax assets.................................                -            7,093               -
         Prepaid expenses and other current assets...........              (33)             265            (495)
         Accounts payable....................................              (13)             (79)           (130)
         Accrued expenses....................................             (591)            (351)            429
         Deferred revenue....................................              329              142          (1,469)
                                                               --------------------------------------------------
         Net cash provided by (used in) operating activities.           (8,064)          (9,457)          1,237
                                                               --------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment.......................             (190)            (807)         (1,424)
   Other assets..............................................                -              (52)           (375)
   Net sales (purchases) of short-term investments...........           (7,513)          13,194         (15,387)
   Net sales (purchases) of investments......................            9,903          (13,816)              -
                                                               --------------------------------------------------
         Net cash provided by (used in) investing activities.            2,200           (1,481)        (17,186)
                                                               --------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock ..................              100              150             343
                                                               --------------------------------------------------
         Net cash provided by financing activities...........              100              150             343
                                                               --------------------------------------------------

Decrease in cash and cash equivalents........................           (5,764)         (10,788)        (15,606)
Cash and cash equivalents, beginning of year.................           25,268           36,056          51,662
                                                               --------------------------------------------------

Cash and cash equivalents, end of year ......................          $19,504          $25,268         $36,056
                                                               ==================================================


                         The accompanying notes are an integral part of the financial statements.


                                                             30


                                                    AWARE, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (IN THOUSANDS)


                                                                                       Retained
                                                  Common Stock          Additional     Earnings        Total
                                            --------------------------   Paid-In     (Accumulated   Stockholders'
                                              Shares        Amount       Capital       Deficit)        Equity
                                            ------------ ------------- ------------- -------------- -------------
Balance at December 31, 2000..............       22,606          $226       $76,809         $1,298      $78,333

    Exercise of common stock options .....           24             -           180                         180
    Issuance of common stock under
       employee stock purchase plan.......           28             1           162                         163
    Net loss..............................                                                 (2,520)       (2,520)
                                            ------------ ------------- ------------- -------------- -------------

Balance at December 31, 2001..............       22,658           227        77,151        (1,222)       76,156

    Exercise of common stock options .....           10             -            63                          63
    Issuance of common stock under
       employee stock purchase plan.......           30             -            87                          87
    Net loss..............................                                                (18,728)      (18,728)
                                            ------------ ------------- ------------- -------------- -------------

Balance at December 31, 2002..............       22,698           227        77,301       (19,950)       57,578

    Exercise of common stock options .....            3             -            10                          10
    Issuance of common stock under
       employee stock purchase plan.......           49             1            89                          90
    Net loss..............................                                                 (8,038)       (8,038)
                                            ------------ ------------- ------------- -------------- -------------

Balance at December 31, 2003..............       22,750          $228       $77,400      ($27,988)      $49,640
                                            ============ ============= ============= ============== =============




                       The accompanying notes are an integral part of the financial statements.



                                                         31

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

     INVESTMENTS - At December 31, 2003 and 2002, we categorized all securities as "available-for-sale," since we may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 2003 and 2002, unrealized gains and losses were not material.

     The amortized cost of securities, which approximates fair value, consists of the following at December 31, 2003 and 2002 (in thousands):

        Short-term investments                       2003             2002
        ----------------------                   ------------     ------------
          Corporate debt securities..........         $1,393           $3,185
          U.S. agency securities.............         14,154            4,849
                                                 ------------     ------------
            Total............................        $15,547           $8,034
                                                 ============     ============

        Investments                                  2003             2002
        -----------                              ------------     ------------
          Corporate debt securities..........         $1,709           $1,030
          U.S. agency securities.............          2,204           12,786
                                                 ------------     ------------
            Total............................         $3,913          $13,816
                                                 ============     ============

     Short-term investments mature within three to twelve months, and investments mature within one to three years.

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

        Building and improvements...........................   30 years
        Building improvements...............................   5 to 20 years
        Furniture and fixtures and office equipment.........   5 years
        Computer & manufacturing equipment..................   3 years
        Purchased software..................................   3 years

     IMPAIRMENT OF LONG-LIVED ASSETS - We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. The cash flow estimates used to determine the impairment, if any, reflect our best estimates using appropriate assumptions and projections at that time. We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2003 and 2002.

     REVENUE RECOGNITION. Effective January 1, 2000, we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which was superseded by SAB 104 effective December 2003 and was adopted by us at that time. Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

     We derive our revenue from three sources (i) product revenue, which includes revenue from the sale of ADSL equipment products and compression software products, (ii) contract revenue, which includes license and engineering service fees that we receive under customer agreements, and
     (iii) royalties that we receive under customer contracts. In addition to the above general revenue recognition principles prescribed by SAB 104, our specific revenue recognition policies for each revenue source are more fully described below.

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

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          We recognize compression software revenue by applying the principles set forth in SAB 104 and American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, Software Revenue Recognition. Accordingly, we recognize revenue for software licenses:
          (i) upon shipment when products are shipped FOB shipping point, and
          (ii) upon delivery at the customer's location when products are shipped FOB destination. We recognize revenue for maintenance contracts ratably over the related contract period.

     CONTRACT REVENUE. We enter into nonexclusive development and license agreements with semiconductor licensees that generally require us to make technology transfers and/or provide engineering services. In return, we receive one or more of the following forms of consideration: (i) license fees; (ii) engineering service fees; and (iii) royalty payments.

     License fees or engineering services fees are typically paid and the revenue is recognized during the product development period as technology transfers are made or as engineering services milestones are achieved. Engineering milestones have historically been formulated to correlate with the estimated level of effort and related costs. Royalties are paid once a customer begins shipping products that incorporate our technology. We classify license and engineering service fees as contract revenue and we classify royalty payments as royalties.

     When our agreements include both the transfer of technology and the provision of engineering services, we combine the total license and engineering service fees to be paid under the agreement. These total fees are recognized ratably over the expected product development period, subject to the limitation that the cumulative revenue recognized through the end of any period may not exceed cumulative contract payments to date. We review assumptions regarding the product development period on a regular basis and make adjustments as required. We believe that this method represents the appropriate systematic method for revenue recognition for this type of contract.

     After customers enter into development and license agreements, they often engage us to provide additional engineering work that is beyond the scope of their original base agreement. When customers request additional services, both parties agree to engineering fees that are based on the level of effort required. We recognize revenue from these agreements either as engineering services are performed or as milestones are achieved.

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

     INCOME TAXES - We compute deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. We establish a valuation allowance to offset temporary deductible differences, net operating loss carryforwards and tax credits when it is more likely than not that the deferred tax assets will not be realized.

     CAPITALIZATION OF SOFTWARE COSTS - We capitalize certain internally generated software development costs after technological feasibility of the product has been established. No software costs were capitalized for the years ended December 31, 2003, 2002 and 2001, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

     CONCENTRATION OF CREDIT RISK - At December 31, 2003 and 2002, we had cash and investments, in excess of federally insured deposit limits of approximately $38.9 million and $47.0 million, respectively.

     Concentration of credit risk with respect to net accounts receivable consists of $0.5 million, $0.5 million, and $0.4 million with three customers at December 31, 2003 and $0.6 million, $0.4 million, and $0.2 million with three customers at December 31, 2002.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     At December 31, 2003, we have four stock-based employee compensation plans, which are described more fully in Note 6. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure
     - An Amendment of SFAS No. 123", to stock-based employee compensation (in thousands, except per share data):

                                                                                   Year ended December 31,
                                                                     --------------------------------------------------
                                                                         2003              2002             2001
                                                                     --------------------------------------------------
       Net loss - as reported.................................            ($8,038)         ($18,728)         ($2,520)
       Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards.......................................             21,107            21,207           25,253
                                                                     --------------------------------------------------
       Net loss - pro forma...................................           ($29,145)         ($39,935)        ($27,773)

       Basic loss per share - as reported.....................             ($0.35)           ($0.83)          ($0.11)
       Basic loss per share - pro forma.......................             ($1.28)           ($1.76)          ($1.23)

       Diluted loss per share - as reported...................             ($0.35)           ($0.83)          ($0.11)
       Diluted loss per share - pro forma.....................             ($1.28)           ($1.76)          ($1.23)

     The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                      Year ended December 31,
                                                       ------------------------------------------------------
                                                            2003               2002                2001
                                                       ---------------    ---------------     ---------------

       Average risk-free interest rate.............           2.97%              3.82%               4.55%
       Expected life of option grants..............           5 years            5 years             5 years
       Expected volatility of underlying stock.....               95%                99%                104%
       Expected dividend yield.....................                 -                  -                   -

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

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.

     COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the years ended December 31, 2003, 2002 and 2001, comprehensive income (loss) was not materially different from net income (loss).

     ADVERTISING COSTS - Advertising costs are expensed as incurred and were not material for 2003, 2002 and 2001.

     RECENT ACCOUNTING PRONOUNCEMENTS - In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The adoption of SAB No. 104 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003 and the adoption did not have a material effect on its consolidated financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, as amended by FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The Company has not created or acquired any VIEs after January 31, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

     In November 2002, the EITF reached a consensus on issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on July 1, 2003 and the adoption did not have a material effect on its consolidated financial position or results of operations.

     SEGMENTS - We organize ourselves as one segment reporting to the chief operating decision-maker. We have sales outside of the United States, which are described in Note 8. All long-lived assets are maintained in the United States.

3.   INVENTORIES
     Inventories consisted of the following at December 31 (in thousands):

                                                       2003            2002
                                                  -------------    ------------
        Raw materials........................              $48             $46
        Finished goods.......................                -               4
                                                  -------------    ------------
            Total............................              $48             $50
                                                  =============    ============

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31 (in thousands):

                                                                            2003                2002
                                                                       ---------------     ----------------
        Land.....................................................             $1,080              $1,080
        Building and improvements................................              8,837               8,784
        Computer equipment.......................................              5,688               5,568
        Purchased software.......................................              2,827               2,818
        Furniture and fixtures...................................                936                 928
        Office equipment.........................................                346                 346
        Manufacturing equipment..................................                268                 268
                                                                       ---------------     ----------------
           Total.................................................             19,982              19,792
        Less accumulated depreciation and amortization...........            (11,061)             (9,754)
                                                                       ---------------     ----------------
           Property and equipment, net...........................             $8,921             $10,038
                                                                       ===============     ================

     Depreciation expense amounted to $1.3 million, $1.7 million and $1.7 million in each of the years ended December 31, 2003, 2002, and 2001, respectively.

5.   INCOME TAXES

     Deferred tax assets are attributable to the following at December 31 (in thousands):

                                                                               2003               2002
                                                                           --------------     --------------
      Federal net operating loss carryforwards........................         $ 16,560           $ 16,370
      Research and development and other tax credit carryforwards.....           11,822             10,533
      State net operating loss carryforwards..........................            2,582              3,042
      Capitalized research and development costs......................            9,872              6,932
      Other ..........................................................              935              1,228
                                                                           --------------     --------------
         Total........................................................           41,771             38,105
      Less valuation allowance........................................          (41,771)           (38,105)
                                                                           --------------     --------------
         Deferred tax assets, net.....................................         $      -           $      -
                                                                           ==============     ==============

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                                                Year ended December 31,
                                                                 -----------------------------------------------
                                                                     2003            2002              2001
                                                                 -------------    ------------     -------------
      Federal statutory rate.................................        (34%)            (34%)            (34%)
      State rate, net of federal benefit.....................         (6)              (6)              (6)
      Tax credits............................................        (14)             (14)             (60)
      Change in valuation allowance..........................         50              111              100
      Other                                                            4                4                -
                                                                 -------------    ------------     -------------
         Effective tax rate..................................          0%              61%               -%
                                                                 =============    ============     =============

     During 2002, we recorded a valuation allowance of $38.1 million against all of our deferred tax assets. The valuation allowance was recorded against deferred tax assets because we determined that it was more likely than not that all of the deferred tax assets may not be realized. In 2003, we increased the valuation allowance by $3.7 million to $41.8 million primarily as a result of additional operating losses and tax credits.

     We have incurred operating losses in 2003, 2002 and 2001. At December 31, 2003 and 2002, these cumulative factors resulted in our decision that it is more likely than not that all of our deferred tax assets may not be realized. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance is reversed approximately $24.1 million would be recorded as a credit to additional paid in capital reflecting the benefit of deductions from the exercise of stock options.

     As of December 31, 2003, we had federal net operating loss and research and experimentation credit carryforwards of approximately $48.7 million and $8.8 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates through 2023. In addition, at December 31, 2003, we had approximately $41.0 million and $4.6 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates through 2023.

6.   EQUITY AND STOCK COMPENSATION PLANS

     At December 31, 2003, we have four stock-based compensation plans, which are described below.

     FIXED STOCK OPTION PLANS - We have three fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan ("1990 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan ("1996 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. Under the 2001 Nonqualified Stock Plan ("2001 Plan"), we may grant nonqualified stock options to our employees and directors for up to 8,000,000 shares of common stock. Under all three plans, options are granted at an exercise price as determined by the Board of Directors; have a maximum term of ten years; and generally vest over three to five years. As of December 31, 2003, there were 6,242,964 shares available for grant under the 2001 Plan, 2,381,381 shares available for grant under the 1996 Plan, and no shares available under the 1990 Plan.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the transactions of our three fixed stock option plans for the years ended December 31, 2003, 2002, and 2001 are presented below:

                                                2003                         2002                        2001
                                      --------------------------  ---------------------------  -------------------------
                                                     Weighted                    Weighted                    Weighted
                                                      Average                     Average                     Average
                                                     Exercise                    Exercise                    Exercise
                                         Shares        Price         Shares        Price          Shares       Price
                                      --------------------------  ---------------------------  -------------------------
Outstanding at beginning of year...      6,842,546       $17.47      6,268,208        $20.63      4,083,683      $29.52
Granted............................      2,993,963         3.22      1,521,100          3.50      2,407,423        6.42
Exercised..........................         (2,937)        3.54         (9,736)         6.48        (23,731)       7.60
Forfeited or cancelled.............     (6,365,643)       17.91       (937,026)        16.00       (199,167)      32.73
                                      --------------------------  ---------------------------  -------------------------
Outstanding at end of year.........      3,467,929        $4.38      6,842,546        $17.47      6,268,208      $20.63
                                      ==========================  ===========================  =========================

Options exercisable at year end....      2,356,254        $4.84      4,265,956        $21.01      3,358,403      $21.28

     The weighted average grant date fair values of options granted during the years ended December 31, 2003 2002 and 2001 were $2.37, $2.65 and $5.01, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                          Options Outstanding                               Options Exercisable
                       -----------------------------------------------------------  -------------------------------------
                           Number          Weighted-Avg.                                 Number
       Range of        Outstanding at  Remaining Contractual     Weighted-Avg.         Exercisable       Weighted-Avg.
   Exercise Prices        12/31/03              Life            Exercise Price         At 12/31/03       Exercise Price
   ---------------     -----------------------------------------------------------  -------------------------------------
  $0 to 5...........       3,204,854          9.7 years               $3.23              2,121,583              $3.27
   5 to 10..........         110,916          7.3                     $7.47                 90,057              $7.55
  10 to 20..........          56,409          3.8                    $10.67                 54,691             $10.66
  20 to 30..........          22,250          6.8                    $20.38                 18,079             $20.38
  30 to 40..........          45,000          5.5                    $33.56                 44,688             $33.56
  40 to 50..........          18,500          6.2                    $44.89                 17,156             $44.67
  50 to 70..........          10,000          5.8                    $58.06                 10,000             $58.06
                       -----------------------------------------------------------  -------------------------------------
                           3,467,929          9.4                     $4.38              2,356,254              $4.84
                       ===========================================================  =====================================

     EMPLOYEE STOCK PURCHASE PLAN - In June 1996, we adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of December 31, 2003 there were 221,117 shares available for future issuance under the ESPP Plan. We issued 49,186, 30,694 and 27,733 common shares under the ESPP Plan in 2003, 2002 and 2001, respectively.

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

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     EMPLOYEE STOCK OPTION EXCHANGE PROGRAM - On March 3, 2003, we commenced an offer to exchange outstanding stock options with eligible employees. Under the terms of the program, eligible employees had the right to tender for cancellation all stock options that they held with an exercise price above $3.00 per share by April 1, 2003. We accepted for exchange options to purchase an aggregate of 6,162,952 shares of our common stock. Subject to the terms and conditions of the offer, we were obligated to issue new options to purchase an aggregate of up to 3,081,563 shares of our common stock. On October 14, 2003, we granted options to purchase an aggregate of 2,854,213 shares of our common stock at the then current market value of $3.27 per share in connection with the offer to exchange. The replacement options were granted more than six months and one day after the cancellation of the old options. As a result, the new options were considered a fixed award and did not result in any compensation expense.

7.   COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS - We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997. We conduct a portion of our activities in leased facilities in Lafayette, California under a non-cancellable operating lease that expires in 2004. The following is a schedule of future minimum rental payments (in thousands):

      YEAR ENDED DECEMBER 31,
      -----------------------
      2004.....................................           $30
                                                   -----------
         Total minimum lease payments..........           $30
                                                   ===========

     Rental expense was approximately $45,000, $44,000 and $36,000 in 2003, 2002 and 2001, respectively.

     LITIGATION - There are no material pending legal proceedings to which we are a party or to which any of our properties are subject which, either individually or in the aggregate, are expected to have a material adverse effect on our business, financial position or results of operations.

     GUARANTEES AND INDEMNIFICATION OBLIGATIONS - We enter into licensing agreements in the ordinary course of business that require us: i) to perform under the terms of the contracts, ii) to protect the confidentiality of our customers' intellectual property, and iii) to indemnify customers, including indemnification against third party claims alleging infringement of intellectual property rights. We also have agreements with each of our directors and executive officers to indemnify such directors or executive officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of Aware.

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

8.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     We manage the business as one segment and conduct our operations in the United States.

     We sell our products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Year ended December 31,
                                                        ----------------------------------------------------
                                                             2003              2002               2001
                                                        ---------------    --------------     --------------
      United States...................................         $8,049            $11,045            $17,092
      Germany.........................................          1,990              2,271                570
      Rest of world...................................            804                528                885
                                                        ---------------    --------------     --------------
                                                              $10,843            $13,844            $18,547
                                                        ===============    ==============     ==============

     The portion of total revenue that was derived from major customers was as follows:

                                                                      Year ended December 31,
                                                        ----------------------------------------------------
                                                             2003              2002               2001
                                                        ---------------    --------------     --------------
       Customer A.................................                 27%               32%                52%
       Customer B...................................               17%               15%                 2%
       Customer C...................................               14%                7%                 3%
       Customer D................................                   9%               12%                14%

9.   EMPLOYEE BENEFIT PLAN

     In 1994, we established a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were $284,000, $340,000 and $313,000 in 2003, 2002 and 2001, respectively.

10.  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated as follows (in thousands, except per share data):

                                                                             Year ended December 31,
                                                               -----------------------------------------------------
                                                                    2003               2002               2001
                                                               ---------------     --------------    ---------------
       Net income (loss).................................           ($8,038)           ($18,728)          ($2,520)

       Weighted average common shares outstanding........            22,713              22,679            22,631
       Additional dilutive common stock equivalents .....                 -                   -                 -
                                                               ---------------     --------------    ---------------
       Diluted shares outstanding .......................            22,713              22,679            22,631
                                                               ===============     ==============    ===============

       Net income (loss) per share - basic...............            ($0.35)             ($0.83)            ($0.11)
       Net income (loss) per share - diluted.............            ($0.35)             ($0.83)            ($0.11)

     For the years ended December 31, 2003, 2002 and 2001, potential common stock equivalents of 10,525, 226,303 and 285,427, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the years ended December 31, 2003, 2002 and 2001, options to purchase 3,352,283, 4,770,052 and 3,488,215 shares of common stock at average weighted prices of $4.45, $23.54 and $31.95 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     The following table presents unaudited quarterly operating results for each of our quarters in the two-year period ended December 31, 2003 (in thousands, except per share data):

                                                                    2003 Quarters Ended
                                               --------------------------------------------------------------
                                                  March 31        June 30      September 30    December 31
                                               --------------------------------------------------------------
     Revenue.................................      $1,947         $2,817          $3,055          $3,024
     Loss from operations....................      (3,132)        (2,001)         (1,882)         (1,620)
     Net loss................................      (2,963)        (1,844)         (1,746)         (1,485)

     Net loss per share - basic..............      ($0.13)        ($0.08)         ($0.08)         ($0.07)
     Net loss per share - diluted ...........      ($0.13)        ($0.08)         ($0.08)         ($0.07)


                                                                     2002 Quarters Ended
                                               --------------------------------------------------------------
                                                  March 31        June 30      September 30    December 31
                                               --------------------------------------------------------------
     Revenue.................................      $3,576         $4,012          $3,953          $2,303
     Loss from operations....................      (2,815)        (2,362)         (2,812)         (4,540)
     Net loss................................      (2,576)        (2,130)         (9,681)         (4,341)

     Net loss per share - basic..............      ($0.11)        ($0.09)         ($0.43)         ($0.19)
     Net loss per share - diluted ...........      ($0.11)        ($0.09)         ($0.43)         ($0.19)



                                            FINANCIAL STATEMENT SCHEDULE


              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS - YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                                   (IN THOUSANDS)


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
   2003.................             $1,077             ($150)                 -                  -              $927
   2002.................               $380              $707                  -                $10            $1,077
   2001.................               $402               $25                  -                $47              $380

Allowance for sales
returns and allowances:
   2003.................                  -                 -                  -                  -                 -
   2002.................                  -                 -                  -                  -                 -
   2001.................               $125                 -              ($125)                 -                 -

Inventory reserves:
   2003.................               $284                 -                  -                  -              $284
   2002.................               $284                 -                  -                  -              $284
   2001.................               $209               $75                  -                  -              $284


                                                              43

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures as of the end of the period covered by this Form 10-K and has concluded that our disclosure controls and procedures are effective. They also concluded that there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned "DIRECTORS AND EXECUTIVE OFFICERS" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement that will be delivered to our shareholders in connection with our May 27, 2004 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 27, 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 27, 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 27, 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "INDEPENDENT ACCOUNTANTS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 27, 2004 Annual Meeting of Shareholders.

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

(B)  REPORTS ON 8-K

     We filed a Form 8-K dated October 9, 2003, which included as an exhibit a press release dated October 9, 2003 announcing our financial results for the quarter ended September 30, 2003.

(C)  INDEX TO EXHIBITS

     Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with this Annual Report on Form 10-K or have been incorporated into this Report by reference. Copies of such exhibits may be obtained from us upon request.


     EXHIBIT NO.    DESCRIPTION OF EXHIBIT
     -----------    ----------------------
     3.1            Amended and Restated Articles of Organization (filed as Exhibit 3.2 to the Company's
                    Registration Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).
     3.2            Articles of Amendment to the Articles of Organization (filed as Exhibit 3.3 to the
                    Company's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
     3.3            Amended and Restated By-Laws (filed as Exhibit 3.3 to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
     4.1            Rights Agreement dated as of October 2, 2001 between Aware, Inc. and Equiserve Trust
                    Company, N.A., as Rights Agent (filed as Exhibit 4(a) to the Company's Form 8-K filed with the Securities and Exchange Commission on October 3, 2001 and incorporated herein by reference).
     4.2            Terms of Series A Participating Cumulative Preferred Stock of Aware, Inc. (attached as
                    Exhibit A to the Rights Agreement filed as Exhibit 4.1 hereto).
     4.3            Form of Right Certificate (attached as Exhibit B to the Rights Agreement filed as
                    Exhibit 4.1 hereto).
     10.1           1990 Incentive and Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the
                    Company's Registration Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).
     10.2           1996 Stock Option Plan, as amended and restated (filed as Annex A to the Company's
                    Definitive Proxy Statement filed with the Securities and Exchange Commission on April
                    11, 2000 and incorporated herein by reference).
     10.3           1996 Employee Stock Purchase Plan, as amended and restated (filed as Annex A to the
                    Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 15, 2003 and incorporated herein by reference).
     10.4           Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.4 to the
                    Company's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
     10.5           2001 Nonqualified Stock Plan (filed as Exhibit 99(d)(4) to the Company's Schedule TO filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference).
     21.1*          Subsidiaries of Registrant.
     23.1*          Consent of PricewaterhouseCoopers LLP.


     31.1*          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.
     31.2*          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.
     32.1*          Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of  2002.

     * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AWARE, INC.


                                            By:  /s/  Michael A. Tzannes
                                               ---------------------------------
                                            Michael A. Tzannes, Chief Executive
                                            Officer

                                            Date: March 15, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2004.


            SIGNATURE                                    TITLE
            ---------                                    -----

/s/ Michael A. Tzannes                     Chief Executive Officer and Director
---------------------------------          (Principal Executive Officer)
Michael A. Tzannes


/s/ Edmund C. Reiter                       President and Director
---------------------------------
Edmund C. Reiter


/s/ David J. Martin                        Interim Chief Financial Officer
---------------------------------          (Principal Financial and Accounting
David J. Martin                            Officer)


/s/ John K. Kerr                           Chairman of the Board of Directors
---------------------------------
John K. Kerr


/s/ David Ehreth                           Director
---------------------------------
David Ehreth


/s/ G. David Forney, Jr.                   Director
---------------------------------
G. David Forney, Jr.


/s/ Frederick D. D'Alessio                 Director
---------------------------------
Frederick D. D'Alessio


/s/ Adrian F. Kruse                        Director
---------------------------------
Adrian F. Kruse