Form 10-Q
period 2004-03-31
AWARE INC /MA/
filed 2004-05-10
CIK 1015739

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

                      FOR THE QUARTER ENDED MARCH 31, 2004

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

                                 (781) 276-4000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). YES X NO
                            ---    ---

Indicate the number of shares outstanding of the issuer's common stock as of April 30, 2004:

                CLASS                            NUMBER OF SHARES OUTSTANDING
                -----                            ----------------------------
Common Stock, par value $0.01 per share                 22,757,724 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of
          March 31, 2004 and December 31, 2003..........................     3

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 2004
          and March 31, 2003............................................     4

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2004
          and March 31, 2003............................................     5

          Notes to Consolidated Financial Statements....................     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    10

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk...................................................    21

Item 4.   Controls and Procedures.......................................    22

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................    23

Item 6.   Exhibits and Reports on Form 8-K..............................    24

          Signatures....................................................    24


                                               PART I. FINANCIAL INFORMATION
                                         ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                        AWARE, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                        (UNAUDITED)


                                                                                        MARCH 31,           DECEMBER 31,
                                                                                           2004                2003
                                                                                     -----------------    ----------------
                                                           ASSETS
Current assets:
     Cash and cash equivalents................................................             $21,855              $19,504
     Short-term investments...................................................              11,441               15,547
     Accounts receivable, net.................................................               2,155                2,449
     Inventories..............................................................                  91                   48
     Prepaid expenses and other assets........................................                 596                  563
                                                                                     -----------------    ----------------
           Total current assets                                                             36,138               38,111
                                                                                     -----------------    ----------------

Property and equipment, net...................................................               8,686                8,921
Investments...................................................................               5,509                3,913
Other assets, net.............................................................                  48                   79
                                                                                     -----------------    ----------------

           Total assets.......................................................             $50,381              $51,024
                                                                                     =================    ================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                 $729                 $261
     Accrued expenses ........................................................                 150                  136
     Accrued compensation ....................................................                 639                  439
     Accrued professional.....................................................                  81                   77
     Deferred revenue.........................................................                 274                  471
                                                                                     -----------------    ----------------
             Total current liabilities........................................               1,873                1,384
                                                                                     -----------------    ----------------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                   -                    -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
             and outstanding, 22,755,006 in 2004 and 22,750,294 in 2003......                  228                  228
      Additional paid-in capital..............................................              77,415               77,400
      Accumulated deficit....................................................              (29,135)             (27,988)
                                                                                     -----------------    ----------------
             Total stockholders' equity......................................               48,508               49,640
                                                                                     -----------------    ----------------

             Total liabilities and stockholders' equity.......................             $50,381              $51,024
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


                                               AWARE, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    ------------------------------------
                                                                           2004              2003
                                                                    ------------------  ----------------
Revenue:
    Product sales.................................................          $1,223                $710
    Contract revenue..............................................           1,278                 330
    Royalties.....................................................           1,101                 907
                                                                    ------------------  ----------------
        Total revenue                                                        3,602               1,947

Costs and expenses:
    Cost of product sales.........................................             337                 145
    Cost of contract revenue......................................             667                 263
    Research and development......................................           2,671               3,448
    Selling and marketing.........................................             604                 575
    General and administrative....................................             593                 648
                                                                    ------------------  ----------------
         Total costs and expenses                                            4,872               5,079

Loss from operations..............................................          (1,270)             (3,132)
Interest income...................................................             123                 169
                                                                    ------------------  ----------------

Loss before provision for income taxes............................          (1,147)             (2,963)
Provision for income taxes........................................               -                   -
                                                                    ------------------  ----------------

Net loss..........................................................         ($1,147)            ($2,963)
                                                                    ==================  ================

Net loss per share - basic and diluted ...........................          ($0.05)             ($0.13)

Weighted average shares - basic and diluted.......................          22,751              22,698


                 The accompanying notes are an integral part of the financial statements.


                                               AWARE, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                               (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                   ------------------------------------
                                                                        2004                2003
                                                                   ----------------    ----------------
Cash flows from operating activities:
   Net loss...................................................            ($1,147)            ($2,963)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization............................                291                 405
     Increase (decrease) from changes in assets and
     liabilities:
         Accounts receivable..................................                294                (411)
         Inventories..........................................                (43)                (53)
         Prepaid expenses.....................................                (33)                (74)
         Accounts payable.....................................                468                  74
         Accrued expenses.....................................                218                (270)
         Deferred revenue.....................................               (197)                (22)
                                                                   ----------------    ----------------
            Net cash used in operating activities.............               (149)             (3,314)
                                                                   ----------------    ----------------

Cash flows from investing activities:
    Purchases of property and equipment.......................                (25)                (71)
    Net sales (purchases) of short-term investments...........              4,106              (3,087)
    Net sales (purchases) of investments......................             (1,596)              1,798
                                                                   ----------------    ----------------
            Net cash provided by (used in) investing
              activities......................................              2,485              (1,360)
                                                                   ----------------    ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock...................                 15                   -
                                                                   ----------------    ----------------
            Net cash provided by financing activities.........                 15                   -
                                                                   ----------------    ----------------

Increase (decrease) in cash and cash equivalents..............              2,351              (4,674)
Cash and cash equivalents, beginning of period................             19,504              25,268
                                                                   ----------------    ----------------

Cash and cash equivalents, end of period......................            $21,855             $20,594
                                                                   ================    ================


                 The accompanying notes are an integral part of the financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)      BASIS OF PRESENTATION

        The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2004, and of operations and cash flows for the interim periods ended March 31, 2004 and 2003.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 2003 in conjunction with our 2003 Annual Report on Form 10-K.

        The results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year.

B)      INVENTORY

        Inventory consists primarily of the following (in thousands):


                                              MARCH 31,          DECEMBER 31,
                                                2004                 2003
                                         -----------------    -----------------
        Raw materials.................             $90                  $48
        Finished goods................               1                    -
                                         -----------------    -----------------
               Total..................             $91                  $48
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

        Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                              -------------------------------
                                                     2004            2003
                                              -------------------------------

        Net loss.............................       ($1,147)        ($2,963)

        Weighted average common shares
          outstanding........................        22,751          22,698
        Additional dilutive common stock
          equivalents........................             -               -
                                              -------------------------------
        Diluted shares outstanding ..........        22,751          22,698
                                              ===============================

        Net loss per share - basic...........        ($0.05)         ($0.13)
        Net loss per share - diluted.........        ($0.05)         ($0.13)


        For the three month periods ended March 31, 2004 and 2003, potential common stock equivalents of 434,263 and 446, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the three month periods ended March 31, 2004 and 2003, options to purchase 263,075 and 6,747,169 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

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

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                              -------------------------------
                                                     2004            2003
                                              -------------------------------
        Net loss - as reported................     ($1,147)        ($2,963)
        Deduct: Total stock-based employee
          compensation expense determined
          under fair value based method for
          all awards..........................       3,437           5,005
                                              -------------------------------
        Net loss - pro forma..................     ($4,584)        ($7,968)
                                              ===============================

        Basic loss per share - as reported....      ($0.05)         ($0.13)
        Basic loss per share - pro forma......      ($0.20)         ($0.35)

        Diluted loss per share - as reported..      ($0.05)         ($0.13)
        Diluted loss per share - pro forma....      ($0.20)         ($0.35)


        The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                              -------------------------------
                                                     2004            2003
                                              -------------------------------

        Average risk-free interest rate........        2.99%           2.91%
        Expected life of option grants.........      5 years         5 years
        Expected volatility of underlying
          stock................................          95%             98%
        Expected dividend yield................            -               -

E)      BUSINESS SEGMENTS

        The Company organizes itself as one segment and conducts its operations in the United States.

        The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                              -------------------------------
                                                     2004            2003
                                              -------------------------------

        United States.........................      $2,037          $1,513
        Germany...............................       1,240             374
        Rest of World.........................         325              60
                                              -------------------------------
                                                    $3,602          $1,947
                                              ===============================

F)      RECENT ACCOUNTING PRONOUNCEMENTS

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

Product sales increased 72% from $0.7 million in the first quarter of 2003 to $1.2 million in the current year quarter. As a percentage of total revenue, product sales decreased from 36% in the first quarter of 2003 to 34% in the current year quarter. The dollar increase was primarily due to an increase in revenue from the sale of modules and to a lesser extent an increase in revenue from the sale of compression software. Module sales were higher primarily due to sales to a customer that is using them in ADSL test equipment. Compression software revenue increased primarily due to higher sales of our JPEG 2000 products.

        CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL chipsets.

Contract revenue increased 287% from $0.3 million in the first quarter of 2003 to $1.3 million in the current year quarter. As a percentage of total revenue, contract revenue increased from 17% in the first quarter of 2003 to 35% in the current year quarter. The dollar increase was primarily due to an increase in customer projects and engineering services we provided to our customers.

Despite the increase in contract revenue this quarter, prospective ADSL chipset licensees continue to be reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions. We are uncertain when the economic and market conditions we faced over the last several years will materially improve.

        ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties increased 21% from $0.9 million in the first quarter of 2003 to $1.1 million in the current year quarter. As a percentage of total revenue, royalties decreased from 47% in the first quarter of 2003 to 31% in the current year quarter. The dollar increase in royalties was primarily due to an increase in ADSL chipset sales by Infineon Technologies AG ("Infineon") and to a lesser extent an increase in royalties from Analog Devices, Inc. ("ADI"). Infineon has continued to increase the number of ADSL chipsets it sells based upon our technology. Infineon has announced design wins with several telecommunications equipment suppliers, including Siemens AG and Alcatel Alsthom S.A., for chipsets that are based on our ADSL technology. We are uncertain how quickly sales of these chipsets will increase and whether they will contribute meaningful royalties to us.

Despite the increase in ADSL chipset sales by ADI in 2003 and the first quarter of 2004, ADI's chipset sales have declined in previous quarters primarily due to falling ADSL chipset pricing and lower ADI sales volumes. Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply. Additionally, deployments of ADSL service in geographic areas where chipsets based upon our technology have been sold leveled off or declined. We are uncertain whether ADSL chipset pricing will improve, whether ADI will be able to grow its presence or whether our other licensees will contribute meaningful royalty revenue.

        COST OF PRODUCT SALES. Since the cost of compression software license sales is minimal, cost of product sales consists primarily of costs associated with ADSL hardware product sales. Cost of product sales increased 133% from $145,000 in the first quarter of 2003 to $337,000 in the current year quarter. As a percentage of product sales, cost of product sales increased from 20% in the first quarter of 2003 to 28% in the current year quarter. The dollar increase in cost of product sales was primarily due to higher sales of modules. The overall dollar increase in product margins was primarily due to higher sales of modules and compression software.

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

Cost of contract revenue increased 153% from $0.3 million in the first quarter of 2003 to $0.7 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 80% in the first quarter of 2003 to 52% in the current year quarter. The dollar increase in cost of contract revenue was primarily due to more customer projects in the first quarter of 2004 as compared with the first quarter of 2003. Since our cost of contract revenue is based on the level of effort we expend on customer projects and the number of customer projects increased in the first quarter of 2004, cost of contract revenue increased as well.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our broadband intellectual property offerings, and our compression software technology. Research and development expense decreased 23% from $3.4 million in the first quarter of 2003 to $2.7 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 177% in the first quarter of 2003 to 74% in the current year quarter, principally as a result of increased revenues.

The dollar decrease was primarily due to lower spending on internal research and development projects and a shift of engineers from internal research and development projects, where spending is classified as research and development expense, to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in the first quarter of 2004 than in the first quarter of 2003.

Our research and development spending is principally focused on projects related to core ADSL technology, including our StratiPHY(TM) family of chips, as well as for Dr. DSL(R), G.SHDSL, wireless local area network communications, VDSL, and other development projects.

        SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 5% from $575,000 in the first quarter of 2003 to $604,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 30% in the first quarter of 2003 to 17% in the current year quarter. The dollar increase was primarily due to higher sales commissions.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense decreased 9% from $648,000 in the first quarter of 2003 to $593,000 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 33% in the first quarter of 2003 to 16% in the current year quarter. The dollar decrease was primarily due to lower spending on salary and fringe benefits.

        INTEREST INCOME. Interest income decreased 27% from $169,000 in the first quarter of 2003 to $123,000 in the current year quarter. The dollar decrease was primarily due to lower interest rates earned on our cash balances and lower cash balances.

        INCOME TAXES. We made no provision for income taxes in the first three months of 2004 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2004, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had cash, cash equivalents, short-term investments and investments of $38.8 million, which represents a decrease of $0.2 million from December 31, 2003. The decrease is primarily due to $0.2 million of cash used in operations.

Cash used in operations in the first three months of 2004 was primarily the result of operating losses and working capital requirements.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

        |X|     market acceptance of our broadband technologies by semiconductor companies;
        |X|     the extent and timing of new license transactions with
                semiconductor companies;
        |X|     changes in our and our licensees' development schedules and levels of expenditure on research and development;
        |X|     the loss of a strategic relationship or termination of a project by a licensee;
        |X|     equipment companies' acceptance of integrated circuits produced by our licensees;
        |X|     the loss by a licensee of a strategic relationship with an equipment company customer;
        |X|     announcements or introductions of new technologies or products by us or our competitors;
        |X|     delays or problems in the introduction or performance of
                enhancements or of future generations of our technology;
        |X|     failures or problems in our hardware or software products;
        |X|     delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
        |X|     competitive pressures resulting in lower contract revenues or royalty rates;
        |X|     personnel changes, particularly those involving engineering and technical personnel;
        |X|     costs associated with protecting our intellectual property;
        |X|     the potential that licensees could fail to make payments under their current contracts;
        |X|     ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market
                surpluses;
        |X|     regulatory developments; and
        |X|     general economic trends and other factors.


WE EXPERIENCED NET LOSSES

We had a net loss during 2001, 2002, 2003 and the first three months of 2004. We expect that we will have a net loss during the second quarter of 2004. We may continue to experience losses in the future if;

        |X|     the semiconductor and telecommunications markets do not improve;
        |X|     our existing customers do not increase their revenues from sales of chipsets with our technology;
        |X|     new and existing customers do not choose to license our
                intellectual property for new chipset products; or
        |X|     a profitable business does not emerge from our Dr. DSL efforts.


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


THERE HAS BEEN AND MAY CONTINUE TO BE AN OVERSUPPLY OF ADSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. In 2000, 2001 and 2002, the ADSL industry has experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the second quarter of 2004 and beyond. Our royalty revenue may decline over the long term.


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


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2001, 2002, 2003 and the first three months of 2004, we derived 52%, 32%, 27% and 21%, respectively of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993, and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. Our royalty revenue in the near term is highly dependent upon ADI's ability to maintain its market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, is unable to transition its product to support new ADSL2 and ADSL2+ standards, or experiences further price erosion in its ADSL chipsets, our royalty revenue could decline.


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

As an intellectual property supplier to the semiconductor industry, we face intense competition from internal development teams within potential semiconductor customers. We must convince potential licensees to license from us rather than develop technology internally. Furthermore, semiconductor customers, who have licensed our intellectual property, may choose to abandon joint development projects with us and develop chipsets themselves without using our technology. In addition to competition from internal development teams, we compete against other independent suppliers of intellectual property. We anticipate intense competition from suppliers of intellectual property for ADSL.

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

We do not use derivative financial instruments for speculative or trading purposes. As of March 31, 2004, we had $33.3 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of March 31, 2004, we had invested $5.5 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality corporate securities and U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at March 31, 2004. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.

                                       Valuation of securities        No change       Valuation of securities
                                        given an interest rate       in interest       given an interest rate
                                             decrease of                rates               increase of
                                       -------------------------                      -------------------------
Type of security                         (100BP)      (50 BP)                           100 BP        50 BP
---------------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years       $5,609       $5,558            $5,509          $5,410       $5,459

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


(A)     EXHIBITS

        Exhibit 31.1   Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2   Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B)     REPORTS ON 8-K

        We filed a Form 8-K dated February 5, 2004, which included as an exhibit a press release dated February 5, 2004 announcing our financial results for the quarter and year ended December 31, 2003.


--------------------




                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AWARE, INC.


        Date: May 10, 2004               By:    /s/ Michael A. Tzannes
                                                ----------------------
                                                Michael A. Tzannes,
                                                Chief Executive Officer


        Date: May 10, 2004               By:    /s/ Robert J. Weiskopf
                                                ----------------------
                                                Robert J. Weiskopf,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)