Form 10-Q
period 2004-06-30
AWARE INC /MA/
filed 2004-08-06
CIK 1015739

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

                       FOR THE QUARTER ENDED JUNE 30, 2004

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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). YES _X_ NO ___


Indicate the number of shares outstanding of the issuer's common stock as of July 23, 2004:

               CLASS                              NUMBER OF SHARES OUTSTANDING
               -----                              ----------------------------
Common Stock, par value $0.01 per share                 22,783,480 shares


================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                          PAGE

PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of
           June 30, 2004 and December 31, 2003...........................    3

           Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2004
           and June 30, 2003.............................................    4

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2004
           and June 30, 2003.............................................    5

           Notes to Consolidated Financial Statements....................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   10

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk...................................................   22

Item 4.    Controls and Procedures.......................................   22

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.............................................   23

Item 4.    Submission of Matters to a Vote of Security Holders...........   23

Item 6.    Exhibits and Reports on Form 8-K..............................   24

           Signatures....................................................   24


                                               PART I. FINANCIAL INFORMATION
                                         ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                        AWARE, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                        (UNAUDITED)

                                                                                         JUNE 30,           DECEMBER 31,
                                                                                           2004                2003
                                                                                     -----------------    ----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................             $24,796              $19,504
     Short-term investments...................................................              12,329               15,547
     Accounts receivable, net.................................................               1,817                2,449
     Inventories..............................................................                  52                   48
     Prepaid expenses and other assets........................................                 376                  563
                                                                                     -----------------    ----------------
           Total current assets                                                             39,370               38,111
                                                                                     -----------------    ----------------

Property and equipment, net...................................................               8,521                8,921
Investments...................................................................               1,474                3,913
Other assets, net.............................................................                  17                   79
                                                                                     -----------------    ----------------

           Total assets.......................................................             $49,382              $51,024
                                                                                     =================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                 $409                 $261
     Accrued expenses ........................................................                 120                  136
     Accrued compensation ....................................................                 835                  439
     Accrued professional.....................................................                 114                   77
     Deferred revenue.........................................................                 124                  471
                                                                                     -----------------    ----------------
             Total current liabilities........................................               1,602                1,384
                                                                                     -----------------    ----------------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                   -                    -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
             and outstanding, 22,783,480 in 2004 and 22,750,294 in 2003......                  228                  228
      Additional paid-in capital..............................................              77,495               77,400
      Accumulated deficit....................................................              (29,943)             (27,988)
                                                                                     -----------------    ----------------
             Total stockholders' equity......................................               47,780               49,640
                                                                                     -----------------    ----------------

             Total liabilities and stockholders' equity.......................             $49,382              $51,024
                                                                                     =================    ================


                   The accompanying notes are an integral part of the consolidated financial statements.


                                                        AWARE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        (UNAUDITED)


                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                            JUNE 30,
                                                         --------------------------------    --------------------------------
                                                              2004             2003               2004             2003
                                                         --------------- ----------------    --------------- ----------------
Revenue:
    Product sales.......................................         $1,028             $586             $2,251           $1,296
    Contract revenue....................................          1,791            1,192              3,069            1,522
    Royalties...........................................            906            1,039              2,007            1,946
                                                         --------------- ----------------    --------------- ----------------
     Total revenue.....................................           3,725            2,817              7,327            4,764

Costs and expenses:
    Cost of product sales...............................            195              191                532              336
    Cost of contract revenue............................            653              287              1,320              550
    Research and development............................          2,503            3,104              5,174            6,552
    Selling and marketing...............................            667              625              1,271            1,200
    General and administrative..........................            630              611              1,223            1,259
                                                         --------------- ----------------    --------------- ----------------
     Total costs and expenses...........................          4,648            4,818              9,520            9,897

Loss from operations....................................           (923)          (2,001)            (2,193)          (5,133)
Interest income.........................................            115              157                238              326
                                                         --------------- ----------------    --------------- ----------------

Loss before provision for income taxes..................           (808)          (1,844)            (1,955)          (4,807)
Provision for income taxes..............................              -                -                  -                -
                                                         --------------- ----------------    --------------- ----------------

Net loss................................................          ($808)         ($1,844)           ($1,955)         ($4,807)
                                                         =============== ================    =============== ================


Net loss per share - basic and diluted................           ($0.04)          ($0.08)           ($0.09)          ($0.21)


Weighted average shares - basic and diluted.............         22,766           22,705             22,759           22,701


                   The accompanying notes are an integral part of the consolidated financial statements.


                                               AWARE, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                   ------------------------------------
                                                                         2004                2003
                                                                   -----------------   ----------------
Cash flows from operating activities:
   Net loss...................................................            ($1,955)            ($4,807)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization.............................                563                 786
      Increase (decrease) from changes in assets and
        liabilities:
         Accounts receivable..................................                632                 387
         Inventories..........................................                 (4)               (307)
         Prepaid expenses.....................................                187                 147
         Accounts payable.....................................                148                 105
         Accrued expenses.....................................                417                (234)
         Deferred revenue.....................................               (347)                (42)
                                                                   -----------------   ----------------
            Net cash used in operating activities............                (359)             (3,965)
                                                                   -----------------   ----------------

Cash flows from investing activities:
    Purchases of property and equipment.......................               (101)                (97)
    Net sales (purchases) of short-term investments...........              3,218              (6,916)
    Net sales of investments.................................               2,439               7,388
                                                                   -----------------   ----------------
            Net cash provided by investing activities........               5,556                 375
                                                                   -----------------   ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock...................                 95                  37
                                                                   -----------------   ----------------
            Net cash provided by financing activities.........                 95                  37
                                                                   -----------------   ----------------

Increase (decrease) in cash and cash equivalents..............              5,292              (3,553)
Cash and cash equivalents, beginning of period................             19,504              25,268
                                                                   -----------------   ----------------

Cash and cash equivalents, end of period......................            $24,796             $21,715
                                                                   =================   ================


          The accompanying notes are an integral part of the consolidated financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)      BASIS OF PRESENTATION

        The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2004, and of operations and cash flows for the interim periods ended June 30, 2004 and 2003.

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

        The results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results to be expected for the year.


B)      INVENTORY

        Inventory consists primarily of the following (in thousands):

                                           JUNE 30,             DECEMBER 31,
                                             2004                   2003
                                      -------------------    -------------------
        Raw materials..............             $51                    $48
        Finished goods.............               1                      -
                                      -------------------    -------------------
               Total...............             $52                    $48
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

        Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          ---------------------------   ---------------------------
                                                              2004          2003            2004          2003
                                                          ------------- -------------   ------------- -------------
        Net loss.......................................          ($808)      ($1,844)        ($1,955)      ($4,807)

        Weighted average common shares outstanding.....         22,766        22,705          22,759        22,701
        Additional dilutive common stock equivalents...              -             -               -             -
                                                          ------------- -------------   ------------- -------------
        Diluted shares outstanding ....................         22,766        22,705          22,759        22,701
                                                          ============= =============   ============= =============

        Net loss per share - basic.....................         ($0.04)       ($0.08)         ($0.09)       ($0.21)
        Net loss per share - diluted...................         ($0.04)       ($0.08)         ($0.09)       ($0.21)

        For the three month periods ended June 30, 2004 and 2003, potential common stock equivalents of 317,117 and 479, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the six month periods ended June 30, 2004 and 2003, potential common stock equivalents of 377,258 and 476, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the three month periods ended June 30, 2004 and 2003, options to purchase 316,916 and 688,967 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. For the six month periods ended June 30, 2004 and 2003, options to purchase 316,916 and 688,967 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

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

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          ---------------------------   ---------------------------
                                                              2004          2003            2004           2003
                                                          ------------- -------------   ------------- -------------
        Net loss - as reported..........................         ($808)      ($1,844)        ($1,955)      ($4,807)
        Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards.........................         2,111         5,007           5,549        10,012
                                                          ------------- -------------   ------------- -------------
        Net loss - pro forma ...........................       ($2,919)      ($6,851)        ($7,504)     ($14,819)
                                                          ============= =============   ============= =============

        Basic loss per share - as reported..............        ($0.04)       ($0.08)         ($0.09)       ($0.21)
        Basic loss per share - pro forma................        ($0.13)       ($0.30)         ($0.33)       ($0.65)

        Diluted loss per share - as reported............        ($0.04)       ($0.08)         ($0.09)       ($0.21)
        Diluted loss per share - pro forma..............        ($0.13)       ($0.30)         ($0.33)       ($0.65)

        The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          ---------------------------   ---------------------------
                                                              2004          2003            2004           2003
                                                          ------------- -------------   ------------- -------------

        Average risk-free interest rate.................          3.72%         2.57%           3.36%         2.74%
        Expected life of option grants..................        5 years      5 years          5 years       5 years
        Expected volatility of underlying stock.........            95%           97%             95%           97%
        Expected dividend yield.........................              -            -                -            -

F)      BUSINESS SEGMENTS

        The Company organizes itself as one segment and conducts its operations in the United States.

        The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          ---------------------------   ---------------------------
                                                              2004          2003            2004           2003
                                                          ------------- -------------   ------------- -------------

        United States....................................       $1,857        $2,527          $3,894         $4,041
        Germany..........................................        1,113           176           2,353            550
        Rest of World....................................          755           114           1,080            173
                                                          ------------- -------------   ------------- --------------
                                                                $3,725        $2,817          $7,327         $4,764
                                                          ============= =============   ============= ==============

G)      RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2003, the FASB issued FASB Interpretation No. 46-R (FIN 46-R) a revised interpretation of FASB Interpretation No 46 (FIN 46). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. We do not have any equity interests that would change our current reporting or require additional disclosures outlined in FIN 46-R.

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

Product sales increased 75% from $0.6 million in the second quarter of 2003 to $1.0 million in the current year quarter. As a percentage of total revenue, product sales increased from 21% in the second quarter of 2003 to 28% in the current year quarter. For the six months ended June 30, product sales increased 74% from $1.3 million in 2003 to $2.3 million in 2004. As a percentage of total revenue, product sales increased from 27% in the first six months of 2003 to 31% in the corresponding period of 2004.

For the three month period, the dollar increase was primarily due to an increase in revenue from the sale of modules and electronic ID compression software. For the six month period, the dollar increase was primarily due to an increase in revenue from the sale of modules, and electronic ID and JPEG 2000 compression software. Module sales were higher primarily due to sales to a customer that is using them in ADSL test equipment.

        CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL chipsets.

Contract revenue increased 50% from $1.2 million in the second quarter of 2003 to $1.8 million in the current year quarter. As a percentage of total revenue, contract revenue increased from 42% in the second quarter of 2003 to 48% in the current year quarter. For the six months ended June 30, contract revenue increased 102% from $1.5 million in 2003 to $3.1 million in 2004. As a percentage of total revenue, contract revenue increased from 32% in the first six months of 2003 to 42% in the corresponding period of 2004. Contract revenue in the second quarter of 2003 includes a significant one-time contractual termination fee. Contract revenue in the second quarter of 2004 includes a significant one-time payment associated with the negotiated termination of a contract. Contract revenue in the second quarter of 2004 also includes revenue from a new licensee of our StratiPHY technology.

Despite the increase in contract revenue for the three and six month periods, prospective ADSL chipset licensees have been reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions. We are uncertain when the economic and market conditions we faced over the last several years will materially improve.

        ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties decreased 13% from $1.0 million in the second quarter of 2003 to $0.9 million in the current year quarter. As a percentage of total revenue, royalties decreased from 37% in the second quarter of 2003 to 24% in the current year quarter. For the six months ended June 30, royalties increased 3% from $1.9 million in 2003 to $2.0 million in 2004. As a percentage of total revenue, royalties decreased from 41% in the first six months of 2003 to 27% in the corresponding period of 2004.

For the three month period, the decrease in royalties was primarily due to a decrease in ADSL chipset sales by Analog Devices, Inc. ("ADI"), which was partially offset by an increase in royalties from Infineon Technologies AG ("Infineon"). For the six month period, the dollar increase in royalties was due to an increase in ADSL chipset sales by Infineon, which was partially offset by a decrease in royalties from ADI. Infineon has continued to increase the number of ADSL chipsets it sells based upon our technology. Infineon has announced design wins with several telecommunications equipment suppliers, including Siemens AG and Alcatel Alsthom S.A., for chipsets that are based on our ADSL technology. We are uncertain how quickly sales of these chipsets will increase and whether they will contribute meaningful royalties to us.

Despite the increase in ADSL chipset sales by ADI in 2003 and the first quarter of 2004, ADI's chipset sales have declined in previous quarters due to falling ADSL chipset pricing and lower ADI sales volumes. Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply. Additionally, deployments of ADSL service in geographic areas where chipsets based upon our technology have been sold leveled off or declined. We are uncertain whether ADSL chipset pricing will improve, whether ADI will be able to grow its presence or whether our other licensees will contribute meaningful royalty revenue.

        COST OF PRODUCT SALES. Since the cost of compression software license sales is minimal, cost of product sales consists primarily of ADSL hardware product sales. Cost of product sales increased 2% from $191,000 in the second quarter of 2003 to $195,000 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 33% in the second quarter of 2003 to 19% in the current year quarter. This percentage decrease was primarily due to higher sales of compression software during the current quarter. The increase in product margins was primarily due to a larger proportion of compression software sales in the product sales revenue mix.

For the six months ended June 30, cost of product sales increased 58% from $336,000 in 2003 to $532,000 in 2004. As a percentage of product sales, cost of product sales decreased from 26% in the first six months of 2003 to 24% in the corresponding period of 2004. In terms of dollars, the increase in cost of product sales was primarily due to higher sales of modules. The dollar increase in product margins was primarily due to a higher proportion of compression software sales in the product revenue mix, and higher sales of modules.

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

Cost of contract revenue increased 128% from $0.3 million in the second quarter of 2003 to $0.7 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue increased from 24% in the second quarter of 2003 to 36% in the current year quarter. For the six months ended June 30, cost of contract revenue increased 140% from $0.6 million in 2003 to $1.3 million in 2004. As a percentage of contract revenue, cost of contract revenue increased from 36% in the first six months of 2003 to 43% in the corresponding period of 2004.

For the three and six month periods, the dollar increase in cost of contract revenue was primarily due to more customer projects. Since our cost of contract revenue is based on the level of effort we expend on customer projects and the number of customer projects increased in the first two quarters of 2004, cost of contract revenue increased as well.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our broadband intellectual property offerings, and our compression software technology. Research and development expense decreased 19% from $3.1 million in the second quarter of 2003 to $2.5 million in 2004. As a percentage of total revenue, research and development expense decreased from 110% in the second quarter of 2003 to 67% in the current year quarter. For the six months ended June 30, research and development expense decreased 21% from $6.6 million in 2003 to $5.2 million in 2004. As a percentage of total revenue, research and development expense decreased from 138% in the first six months of 2003 to 71% in the corresponding period of 2004.

The dollar decrease was primarily due to lower spending on internal research and development projects and a shift of engineers from internal research and development projects, where spending is classified as research and development expense, to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in the first two quarters of 2004.

Our research and development spending is principally focused on projects related to core ADSL technology, including our StratiPHY(TM) family of chips and developments associated with bonding multiple ADSL transmissions, as well as for Dr. DSL(R), G.SHDSL, wireless local area network communications, VDSL, and other development projects. Our VDSL technology is targeting the VDSL2 standard that is under development at the International Telecommunications Union ("ITU") standards body. This standard supports very high data rate transmission over short distances on twisted pair telephone lines.

        SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 7% from $625,000 in the second quarter of 2003 to $667,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 22% in the second quarter of 2003 to 18% in the current year quarter. For the six months ended June 30, selling and marketing expense increased 6% from $1.2 million in 2003 to $1.3 million in 2004. As a percentage of total revenue, selling and marketing expense decreased from 25% in the first six months of 2003 to 17% in the corresponding period of 2004.

For the three and six month periods, the dollar increase was primarily due to higher tradeshow expenses and sales commissions.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, and public company, bad debt, legal, and audit expenses. General and administrative expense increased 3% from $611,000 in the second quarter of 2003 to $630,000 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 22% in the second quarter of 2003 to 17% in the current year quarter. For the six months ended June 30, general and administrative expense decreased 3% from $1.3 million in 2003 to $1.2 million in 2004. As a percentage of total revenue, general and administrative expense decreased from 26% in the first six months of 2003 to 17% in the corresponding period of 2004.

For the three month period, the dollar increase was primarily due to higher public company expenses. For the six month period, the dollar decrease was primarily due to lower spending on staff.

        INTEREST INCOME. Interest income decreased 27% from $157,000 in the second quarter of 2004 to $115,000 in the current year quarter. For the six months ended June 30, interest income decreased 27% from $326,000 in 2003 to $238,000 in 2004. For the three and six month periods, the dollar decrease was primarily due to lower interest rates earned on our cash balances and lower cash balances.

        INCOME TAXES. We made no provision for income taxes in the first six months of 2004 and 2003 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of June 30, 2004, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had cash, cash equivalents, short-term investments and investments of $38.6 million, which represents a decrease of $0.4 million from December 31, 2003. The decrease is primarily due to $0.4 million of cash used in operations.

Cash used in operations in the first six months of 2004 was primarily the result of operating losses and working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46-R (FIN 46-R) a revised interpretation of FASB Interpretation No 46 (FIN 46). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. We do not have any equity interests that would change our current reporting or require additional disclosures outlined in FIN 46-R.


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


WE EXPERIENCED NET LOSSES

We had a net loss during 2001, 2002, 2003 and the first six months of 2004. We expect that we will have a net loss during the third quarter of 2004. We may continue to experience losses in the future if;

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


THERE HAS BEEN AND MAY CONTINUE TO BE AN OVERSUPPLY OF ADSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. In 2000, 2001 and 2002, the ADSL industry has experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the third quarter of 2004 and beyond. Our royalty revenue may decline over the long term.


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


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2001, 2002, 2003 and the first six months of 2004, we derived 52%, 32%, 27% and 18%, respectively of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993, and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. Our royalty revenue in the near term is highly dependent upon ADI's ability to maintain its market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, is unable to transition its product to support new ADSL2 and ADSL2+ standards, or experiences further price erosion in its ADSL chipsets, our royalty revenue could decline.


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

ADSL services offered over copper telephone networks also compete with alternative broadband transmission technologies that use the telephone network as well as other network architectures. Alternative technologies for the telephone network include symmetric high speed DSL (also known as HDSL, SDSL and G.SHDSL), and very high speed DSL, also known as VDSL. These DSL technologies may be based on techniques other than those used by ADSL to transport high-speed data over telephone lines. While we are actively developing VDSL technology to meet new VDSL standards, we are not certain that we will be able to participate in future VDSL deployments. Alternative technologies that use other network architectures to provide high-speed data service include cable modems using cable networks, wireless solutions using wireless networks, and optical solutions using fiber optics technology. These alternative broadband technologies may be more successful than ADSL and we may not be able to participate in the markets involving these alternative technologies.

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

We do not use derivative financial instruments for speculative or trading purposes. As of June 30, 2004, we had $37.1 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of June 30, 2004, we had invested $1.5 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality corporate securities and U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at June 30, 2004. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.

                                       VALUATION OF SECURITIES                         VALUATION OF SECURITIES
                                        GIVEN AN INTEREST RATE                         GIVEN AN INTEREST RATE
                                             DECREASE OF              NO CHANGE             INCREASE OF
                                       -------------------------     IN INTEREST      -------------------------
Type of security                         (100BP)      (50 BP)           RATES           100 BP        50 BP
---------------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years       $1,506       $1,490            $1,474          $1,442       $1,458


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


                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 2004, we held our Annual Meeting of Stockholders (the "Annual Meeting"). Matters voted on and the results of those votes are set forth below:

(1) Each of John K. Kerr and David Ehreth was elected to serve as a Class II director of the Company for a term expiring at the annual meeting of stockholders of the Company in 2007 or a special meeting in lieu thereof. Each of Michael A. Tzannes, Edmund C. Reiter, G. David Forney, Adrian Kruse and Frederick D. D'Alessio continued to serve as a director following the Annual Meeting.

        The votes cast to elect the Class II directors were:

        Name                         For                       Abstain
        ----                         ---                       -------

        John K. Kerr                 18,992,755                3,006,830
        David Ehreth                 21,940,462                   59,123

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


(A)     EXHIBITS


        Exhibit 31.1    Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2    Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B)     REPORTS ON 8-K


        We filed a Form 8-K dated May 6, 2004, which included as an exhibit a press release dated May 6, 2004 announcing our financial results for the quarter ended March 31, 2004.


--------------------



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AWARE, INC.


        Date: August 6, 2004            By: /s/ Michael A. Tzannes
                                            ----------------------
                                            Michael A. Tzannes, Chief Executive
                                            Officer


        Date: August 6, 2004            By: /s/ Robert J. Weiskopf
                                            ----------------------
                                            Robert J. Weiskopf, Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)