Form 10-Q
period 2004-09-30
AWARE INC /MA/
filed 2004-11-09
CIK 1015739

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

                                 (781) 276-4000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). YES X NO
                            ---    ---

Indicate the number of shares outstanding of the issuer's common stock as of October 29, 2004:

            CLASS                              NUMBER OF SHARES OUTSTANDING
            -----                              ----------------------------
   Common Stock, par value                           22,783,480 shares
       $0.01 per share

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS
                                                                           PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of
           September 30, 2004 and December 31, 2003....................     3

           Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 2004
           and September 30, 2003......................................     4

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2004
           and September 30, 2003......................................     5

           Notes to Consolidated Financial Statements..................     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................    10

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk.................................................    22

Item 4.    Controls and Procedures.....................................    22

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...........................................    23

Item 6.    Exhibits ...................................................    24

           Signatures..................................................    24

                                                PART I. FINANCIAL INFORMATION
                                          ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                         AWARE, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                         (UNAUDITED)

                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                            2004                2003
                                                                                     -----------------    ----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................             $24,886              $19,504
     Short-term investments...................................................               8,284               15,547
     Accounts receivable, net.................................................               3,851                2,449
     Inventories..............................................................                   5                   48
     Prepaid expenses and other assets........................................                 513                  563
                                                                                     -----------------    ----------------
           Total current assets                                                             37,539               38,111
                                                                                     -----------------    ----------------

Property and equipment, net...................................................               8,327                8,921
Investments...................................................................               3,770                3,913
Other assets, net.............................................................                   -                   79
                                                                                     -----------------    ----------------

           Total assets.......................................................             $49,636              $51,024
                                                                                     =================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                 $647                 $261
     Accrued expenses ........................................................                 139                  136
     Accrued compensation ....................................................                 639                  439
     Accrued professional.....................................................                 107                   77
     Deferred revenue.........................................................                 160                  471
                                                                                     -----------------    ----------------
             Total current liabilities........................................               1,692                1,384
                                                                                     -----------------    ----------------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                   -                    -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
             and outstanding, 22,783,480 in 2004 and 22,750,294 in 2003......                  228                  228
      Additional paid-in capital..............................................              77,495               77,400
      Accumulated deficit....................................................              (29,779)             (27,988)
                                                                                     -----------------    ----------------
             Total stockholders' equity......................................               47,944               49,640
                                                                                     -----------------    ----------------

             Total liabilities and stockholders' equity.......................             $49,636              $51,024
                                                                                     =================    ================


                      The accompanying notes are an integral part of the consolidated financial statements.

                                                               3


                                                          AWARE, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          (UNAUDITED)


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                         -------------------------------    -------------------------------
                                                              2004            2003               2004            2003
                                                         ---------------  --------------    ---------------  --------------
Revenue:
    Product sales.......................................           $977          $1,431             $3,228         $2,727
    Contract revenue....................................          2,556             691              5,625          2,213
    Royalties...........................................          1,028             933              3,035          2,879
                                                         ---------------  --------------    ---------------  --------------
     Total revenue.....................................           4,561           3,055             11,888          7,819

Costs and expenses:
    Cost of product sales...............................            198             293                730            629
    Cost of contract revenue............................            676             447              1,996            998
    Research and development............................          2,511           2,962              7,685          9,513
    Selling and marketing...............................            521             637              1,792          1,837
    General and administrative..........................            634             598              1,857          1,857
                                                         ---------------  --------------    ---------------  --------------
     Total costs and expenses...........................          4,540           4,937             14,060         14,834

Income (loss) from operations...........................             21          (1,882)            (2,172)        (7,015)
Interest income.........................................            143             136                381            463
                                                         ---------------  --------------    ---------------  --------------

Income (loss) before provision for income taxes.........            164          (1,746)            (1,791)        (6,552)
Provision for income taxes..............................              -               -                  -              -
                                                         ---------------  --------------    ---------------  --------------

Net income (loss).......................................           $164         ($1,746)           ($1,791)       ($6,552)
                                                         ===============  ==============    ===============  ==============

Net income (loss) per share - basic ..................            $0.01          ($0.08)           ($0.08)        ($0.29)
Net income (loss) per share - diluted.................            $0.01          ($0.08)           ($0.08)        ($0.29)

Weighted average shares - basic ........................         22,784          22,718             22,767         22,707
Weighted average shares - diluted.......................         22,837          22,718             22,767         22,707


                       The accompanying notes are an integral part of the consolidated financial statements.

                                                              4

                                              AWARE, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                              (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   ------------------------------------
                                                                        2004                2003
                                                                   ----------------    ----------------
Cash flows from operating activities:
   Net loss...................................................            ($1,791)            ($6,552)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization.............................                789               1,147
    Provision for doubtful accounts...........................                  -                 (75)
      Increase (decrease) from changes in assets and
         liabilities:
         Accounts receivable..................................             (1,402)                 94
         Inventories..........................................                 43                (255)
         Prepaid expenses.....................................                 50                 (67)
         Accounts payable.....................................                386                  29
         Accrued expenses.....................................                233                (340)
         Deferred revenue.....................................               (311)                (54)
                                                                   ----------------    ----------------
            Net cash used in operating activities............              (2,003)             (6,073)
                                                                   ----------------    ----------------

Cash flows from investing activities:
    Purchases of property and equipment.......................               (116)               (169)
    Sales of investments......................................             17,111               9,016
    Purchases of investments..................................             (9,705)             (8,864)
                                                                   ----------------    ----------------
            Net cash provided by (used in) investing
               activities.....................................              7,290                 (17)
                                                                   ----------------    ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock...................                 95                  37
                                                                   ----------------    ----------------
            Net cash provided by financing activities.........                 95                  37
                                                                   ----------------    ----------------

Increase (decrease) in cash and cash equivalents..............              5,382              (6,053)
Cash and cash equivalents, beginning of period................             19,504              25,268
                                                                   ----------------    ----------------

Cash and cash equivalents, end of period......................            $24,886             $19,215
                                                                   ================    ================


          The accompanying notes are an integral part of the consolidated financial statements.

                                                    5

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)      BASIS OF PRESENTATION

        The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2004, and of operations and cash flows for the interim periods ended September 30, 2004 and 2003.

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

        The results of operations for the interim period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year.

B)      INVENTORY

        Inventory consists of the following (in thousands):

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      2004              2003
                                                 ---------------   ---------------
          Raw materials........................         $5                $48
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

        Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ---------------------------   ---------------------------
                                                         2004          2003            2004          2003
                                                     ------------- -------------   ------------- -------------
   Net income (loss).................................       $164       ($1,746)        ($1,791)       ($6,552)

   Weighted average common shares outstanding........     22,784        22,718           22,767        22,707
   Additional dilutive common stock equivalents......         53             -                -             -
                                                     ------------- -------------   ------------- -------------
   Diluted shares outstanding .......................     22,837        22,718           22,767        22,707
                                                     ============= =============   ============= =============

   Net income (loss)  per share - basic..............      $0.01        ($0.08)         ($0.08)       ($0.29)
   Net income (loss) per share - diluted.............      $0.01        ($0.08)         ($0.08)       ($0.29)

        For the three month period ended September 30, 2003, potential common stock equivalents of 22,537 were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the nine month periods ended September 30, 2004 and 2003, potential common stock equivalents of 227,801 and 3,267, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the three month periods ended September 30, 2004 and 2003, options to purchase 3,234,406 and 489,785 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. For the nine month periods ended September 30, 2004 and 2003, options to purchase 294,167 and 514,785 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

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

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ---------------------------   ---------------------------
                                                         2004          2003            2004          2003
                                                     ------------- -------------   ------------- -------------
   Net income (loss) - as reported...................       $164       ($1,746)        ($1,791)      ($6,552)
   Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards...........................      2,044         3,146           7,593        13,159
                                                     ------------- -------------   ------------- -------------
   Net income (loss) - pro forma ....................    ($1,880)      ($4,892)        ($9,384)     ($19,711)
                                                     ============= =============   ============= =============

   Basic net income (loss) per share - as reported...      $0.01        ($0.08)         ($0.08)       ($0.29)
   Basic net income (loss) per share - pro forma.....     ($0.08)       ($0.22)         ($0.41)       ($0.87)

   Diluted net income (loss) per share - as reported.      $0.01        ($0.08)         ($0.08)       ($0.29)
   Diluted net income (loss) per share - pro forma...     ($0.08)       ($0.22)         ($0.41)       ($0.87)

        The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ---------------------------   ---------------------------
                                                         2004          2003            2004          2003
                                                     ------------- -------------   ------------- -------------
   Average risk-free interest rate...................       3.51%         3.14%           3.41%         2.87%
   Expected life of option grants....................     5 years      5 years          5 years      5 years
   Expected volatility of underlying stock...........         94%           96%             94%           96%
   Expected dividend yield...........................           -            -                -           -

E)      BUSINESS SEGMENTS

        The Company organizes itself as one segment and conducts its operations in the United States.

        The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                   ----------------------------  ----------------------------
                                                       2004           2003           2004          2003
                                                   -------------  -------------  ------------- --------------
  United States....................................     $3,202         $1,995         $7,096        $5,794
  Germany..........................................      1,121            729          3,474         1,279
  Rest of World....................................        238            331          1,318           746
                                                   -------------  -------------  ------------- --------------
                                                        $4,561         $3,055        $11,888        $7,819
                                                   =============  =============  ============= ==============

F)      RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

        PRODUCT SALES. Product sales consist primarily of revenue from the sale of hardware and software products. Hardware products include ADSL test and development systems, modules, modems, and specialty chip products. Software products consist of standard off-the-shelf compression software for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales decreased 32% from $1.4 million in the third quarter of 2003 to $1.0 million in the current year quarter. As a percentage of total revenue, product sales decreased from 47% in the third quarter of 2003 to 21% in the current year quarter. For the nine months ended September 30, product sales increased 18% from $2.7 million in 2003 to $3.2 million in 2004. As a percentage of total revenue, product sales decreased from 35% in the first nine months of 2003 to 27% in the corresponding period of 2004.

For the three month period, the dollar decrease was primarily due to a $305,000 decrease in revenue from the sale of hardware products and a $149,000 decrease in revenue from the sale of software products. For the nine month period, the dollar increase was primarily due to a $371,000 increase in revenue from the sale of software products and a $130,000 increase in revenue from the sale of hardware products.

        CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL chipsets.

Contract revenue increased 270% from $0.7 million in the third quarter of 2003 to $2.6 million in the current year quarter. As a percentage of total revenue, contract revenue increased from 23% in the third quarter of 2003 to 56% in the current year quarter. For the nine months ended September 30, contract revenue increased 154% from $2.2 million in 2003 to $5.6 million in 2004. As a percentage of total revenue, contract revenue increased from 28% in the first nine months of 2003 to 47% in the corresponding period of 2004.

For the three month period, the dollar increase was primarily due to $1.9 million from new ADSL agreements with existing customers. The increase in contract revenue resulted in an increase in accounts receivable in the current quarter. For the nine month period, the dollar increase was primarily due to $2.3 million from new ADSL agreements with existing customers.

Despite the increase in contract revenue for the three and nine month periods, prospective ADSL chipset licensees have been reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions. We are uncertain when the economic and market conditions we faced over the last several years will materially improve.

        ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties increased 10% from $0.9 million in the third quarter of 2003 to $1.0 million in the current year quarter. As a percentage of total revenue, royalties decreased from 31% in the third quarter of 2003 to 23% in the current year quarter. For the nine months ended September 30, royalties increased 5% from $2.9 million in 2003 to $3.0 million in 2004. As a percentage of total revenue, royalties decreased from 37% in the first nine months of 2003 to 26% in the corresponding period of 2004.

For the three month period, the dollar increase was primarily due to a $67,000 increase in revenue from software product royalties. For the nine month period, the dollar increase was due to an $87,000 increase in revenue from software product royalties and a $69,000 increase in ADSL royalties.

Our ADSL royalty revenue comes predominantly from chipset sales by Analog Devices, Inc. ("ADI"), and Infineon Technologies AG ("Infineon"). Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to drop sharply. Additionally, the rate of deployments of ADSL service in geographic areas where chipsets based upon our technology have been sold leveled off or declined. We are uncertain how quickly sales of our customers' chipsets will increase and whether they will contribute meaningful royalties to us.

        COST OF PRODUCT SALES. Since the cost of software product sales is minimal, cost of product sales consist primarily of the cost of hardware product sales. Cost of product sales decreased 32% from $293,000 in the third quarter of 2003 to $198,000 in the current year quarter. As a percentage of product sales, cost of product sales was approximately 20% in both the third quarter of the current and prior year. In terms of dollars, the decrease in cost of product sales was primarily due to lower sales of hardware products. The dollar decrease in product margins was primarily due to lower sales of hardware, and a lower proportion of software sales in the product revenue mix.

For the nine months ended September 30, cost of product sales increased 16% from $629,000 in 2003 to $730,000 in 2004. As a percentage of product sales, cost of product sales was approximately 23% in both the first nine months of the current and prior year. In terms of dollars, the increase in cost of product sales was primarily due to higher sales of hardware products. The dollar increase in product margins was primarily due to a higher proportion of software sales in the product revenue mix.

        COST OF CONTRACT REVENUE. Cost of contract revenue consists primarily of salaries for engineers and expenses for -consultants, technology licensing fees, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects. Our total engineering costs are allocated between cost of contract revenue and research and development expense. In a given period, the allocation of engineering costs between cost of contract revenue and research and development is a function of the level of effort expended on each.

Cost of contract revenue increased 51% from $0.4 million in the third quarter of 2003 to $0.7 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 65% in the third quarter of 2003 to 26% in the current year quarter. For the nine months ended September 30, cost of contract revenue increased 100% from $1.0 million in 2003 to $2.0 million in 2004. As a percentage of contract revenue, cost of contract revenue decreased from 45% in the first nine months of 2003 to 35% in the corresponding period of 2004.

For the three and nine month periods, the dollar increase in cost of contract revenue was primarily due to more customer projects. Since our cost of contract revenue is based on the level of effort we expend on customer projects and the number of customer projects increased in the first three quarters of 2004, cost of contract revenue increased as well.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our broadband intellectual property offerings, and our software and hardware product technology.

Research and development expense decreased 15% from $3.0 million in the third quarter of 2003 to $2.5 million in 2004. As a percentage of total revenue, research and development expense decreased from 97% in the third quarter of 2003 to 55% in the current year quarter. For the nine months ended September 30, research and development expense decreased 19% from $9.5 million in 2003 to $7.7 million in 2004. As a percentage of total revenue, research and development expense decreased from 122% in the first nine months of 2003 to 65% in the corresponding period of 2004.

The dollar decrease in the three month period was primarily due to decreases of $140,000 for salary and fringe benefits and $117,000 for depreciation expense. The dollar decrease for the three month period was also due to higher spending of $67,000 on customer projects resulting from the shift of engineers from internal research and development projects, where spending is classified as research and development expense, to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in the current quarter than the comparable quarter of the prior year.

The dollar decrease for the nine month period was primarily due to $631,000 of higher spending on customer projects resulting from the shift of engineers from internal research and development projects, where spending is classified as research and development expense, to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in the first nine months than the comparable period in the prior year. The dollar decrease in the nine month period was also due to decreases of $460,000 for salary and fringe benefits and $298,000 for depreciation expense.

Our research and development spending is principally focused on projects related to core ADSL technology, including our StratiPHY(TM) family of chips and developments associated with ADSL, VDSL and bonding multiple DSL transmissions, as well as for test and diagnostics technology, Dr. DSL(R), G.SHDSL, wireless local area network communications, and other development projects. Our VDSL technology is targeting the VDSL2 standard that is under development at the International Telecommunications Union ("ITU") standards body. This standard supports very high data rate transmission over short distances on twisted pair telephone lines.

        SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense decreased 18% from $637,000 in the third quarter of 2003 to $521,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 21% in the third quarter of 2003 to 11% in the current year quarter. For the nine months ended September 30, selling and marketing expense decreased $45,000 or 2% and was approximately $1.8 million in both 2003 and 2004. As a percentage of total revenue, selling and marketing expense decreased from 23% in the first nine months of 2003 to 15% in the corresponding period of 2004.

For the three month period, the dollar decrease was attributable to $77,000 of lower spending on salary and fringe benefit costs, and $26,000 of lower travel related expenses. For the nine month period the dollar decrease was primarily due to $54,000 of lower salary and fringe benefit costs and $33,000 of lower travel related costs, which were partially offset by $43,000 of higher tradeshow costs.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facilities costs, bad debt, audit, legal, stock exchange fees and insurance expenses. General and administrative expense increased 6% from $598,000 in the third quarter of 2003 to $634,000 in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 20% in the third quarter of 2003 to 14% in the current year quarter. For the nine months ended September 30, general and administrative expense was approximately $1.9 million in both 2003 and 2004. As a percentage of total revenue, general and administrative expense decreased from 24% in the first nine months of 2003 to 16% in the corresponding period of 2004.

For the three month period, the dollar increase was primarily due to a $75,000 reduction to bad debt expense recorded in the prior year which was partially offset by a $25,000 decrease in insurance costs in the current quarter.

        INTEREST INCOME. Interest income increased 5% from $136,000 in the third quarter of 2003 to $143,000 in the current year quarter. For the nine months ended September 30, interest income decreased 18% from $463,000 in 2003 to $381,000 in 2004. For the three month period the dollar increase was primarily due to higher interest rates earned on our cash balances. For the nine month period the dollar decrease was primarily due to lower interest rates earned on our cash balances. Gross realized gains on available for sale securities were zero and $665 for the quarter and nine months ended September 30, 2004, respectively, and were $3,463 and $11,912 for the quarter and nine months ended September 30, 2003, respectively. There were no gross realized losses during those periods.

        INCOME TAXES. We made no provision for income taxes in the first nine months of 2004 and 2003 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of September 30, 2004, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had cash, cash equivalents, short-term investments and investments of $36.9 million, which represents a decrease of $2.0 million from December 31, 2003. The decrease is primarily due to $2.0 million of cash used in operations.

Cash used in operations in the first nine months of 2004 was primarily the result of operating losses and working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

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

WE EXPERIENCED NET LOSSES

We had a net loss during 2001, 2002, 2003 and the first nine months of 2004. We expect that we will have a net loss for the current year. We may continue to experience losses in the future if;

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

THERE HAS BEEN AND MAY CONTINUE TO BE AN OVERSUPPLY OF ADSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. In 2000, 2001, and 2002, the ADSL industry has experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the fourth quarter of 2004 and beyond. Our royalty revenue may decline over the long term.

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

WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2001, 2002, 2003 and the first nine months of 2004, we derived 52%, 32%, 27% and 28%, respectively of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993, and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. Our royalty revenue in the near term is highly dependent upon ADI's ability to maintain its market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, is unable to transition its product to support new ADSL2 and ADSL2+ standards, or experiences further price erosion in its ADSL chipsets, our royalty revenue could decline.

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

Even if equipment companies incorporate chipsets based on our intellectual property into their products, their products may not achieve commercial acceptance or result in significant royalties to us.

OUR SUCCESS REQUIRES TELEPHONE COMPANIES TO INSTALL ADSL SERVICE IN VOLUME

The success of our ADSL licensing business depends upon telephone companies installing ADSL service in significant volumes. Factors that affect the volume deployment of ADSL service include:

        |X|     the desire of telephone companies to install ADSL service, which is dependent on the development of a viable business model for
                ADSL service, including the capability to market, sell, install and maintain the service;
        |X|     the pricing of ADSL services by telephone companies;
        |X|     the transition by telephone companies to new ADSL technologies, such as ADSL2, ADSL2+ and VDSL2
        |X|     the quality of telephone companies' networks;
        |X|     government regulations; and
        |X|     the willingness of residential telephone customers to demand
                ADSL service in the face of competitive service offerings, such as cable modems.

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

ADSL services offered over copper telephone networks also compete with alternative broadband transmission technologies that use the telephone network as well as other network architectures. Alternative technologies for the telephone network include symmetric high speed DSL (also known as HDSL, SDSL and G.SHDSL), and very high speed DSL, also known as VDSL. These DSL technologies may be based on techniques other than those used by ADSL to transport high-speed data over telephone lines. While we are actively developing VDSL technology to meet new VDSL2 standards, we are not certain that we will be able to participate in future VDSL deployments. Alternative technologies that use other network architectures to provide high-speed data service include cable modems using cable networks, wireless solutions using wireless networks, and optical solutions using fiber optics technology. These alternative broadband technologies may be more successful than ADSL and we may not be able to participate in the markets involving these alternative technologies.

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

We do not use derivative financial instruments for speculative or trading purposes. As of September 30, 2004, we had $33.1 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of September 30, 2004, we had invested $3.8 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality corporate securities and U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at September 30, 2004. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.


                                       Valuation of securities                    Valuation of securities
                                        given an interest rate                    given an interest rate
                                             decrease of            No change          increase of
                                       -------------------------   in interest   -------------------------
Type of security                          (100BP)      (50 BP)        rates         100 BP        50 BP
- -----------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years        $3,837       $3,804        $3,770         $3,705       $3,738

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


                                           AWARE, INC.


        Date: November 9, 2004             By: /s/ Michael A. Tzannes
                                               ----------------------
                                               Michael A. Tzannes, Chief
                                               Executive Officer


        Date: November 9, 2004             By: /s/ Robert J. Weiskopf
                                               ----------------------
                                               Robert J. Weiskopf, Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)