Form 10-K
period 2004-12-31
AWARE INC /MA/
filed 2005-03-16
CIK 1015739

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, based on the closing price of the common stock on June 30, 2004 as reported on the Nasdaq National Market, was approximately $86,720,338.

The number of shares outstanding of the registrant's common stock as of March 4, 2005 was 22,976,863.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the registrant's Annual Meeting of Shareholders to be held on May 25, 2005 are incorporated by reference into Part III of this
                          Annual Report on Form 10-K.
================================================================================

                                                AWARE, INC.
                                                 FORM 10-K
                                   FOR THE YEAR ENDED DECEMBER 31, 2004


                                             TABLE OF CONTENTS


                                                  PART I

Item 1.     Description of the Business...............................................................   3
Item 2.     Properties................................................................................  10
Item 3.     Legal Proceedings.........................................................................  11
Item 4.     Submission of Matters to a Vote of Security Holders.......................................  11

                                                  PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
            of Equity Securities......................................................................  12
Item 6.     Selected Financial Data...................................................................  12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations.............................................................................  13
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................................  25
Item 8.     Consolidated Financial Statements and Supplementary Data..................................  26
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................................................  44
Item 9A.    Controls and Procedures...................................................................  44
Item 9B.    Other Information.........................................................................  44

                                                 PART III

Item 10.    Directors and Executive Officers of the Registrant........................................  44
Item 11.    Executive Compensation....................................................................  45
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
            Matters...................................................................................  45
Item 13.    Certain Relationships and Related Transactions............................................  45
Item 14.    Principal Accountant Fees and Services....................................................  45

                                                  PART IV

Item 15.    Exhibits and Financial Statement Schedules................................................  46


Signatures............................................................................................  48

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

COMPANY OVERVIEW

We are a worldwide leader in the development and marketing of intellectual property for broadband communications. We license our intellectual property to semiconductor companies that build integrated circuits based on our technology. Our principal offering is Asymmetric Digital Subscriber Line ("ADSL") technology for the telecommunications industry based upon the International Telecommunication Union ("ITU") industry standards. ADSL enables telephone companies to use their existing copper telephone lines to offer broadband services. Numerous ADSL standards have been adopted by the ITU since 1999, including G.992.1 ADSL and G.992.2 G.lite as well as G.992.3 ADSL2 and G.992.5 ADSL2plus which were adopted by the ITU in 2002 and 2003, respectively. The newer standards enable higher speeds, greater reach and broader functionality and are poised to emerge in worldwide deployments over the next several years.

Our technology enables semiconductor companies to manufacture and sell chipsets that support ADSL, ADSL2 and ADSL2plus ITU standards. These standards underlie high-speed Internet access services that telephone companies provide to residential customers. Increasingly, telephone companies are adding new services to their offerings including video and television. New ADSL2 and ADSL2plus technologies are improving telephone companies' ability to offer triple-play services (data, voice and video) over common telephone lines.

In addition to our ADSL intellectual property offerings, we develop and market ADSL test and diagnostics hardware and software products to the automated test equipment industry. These products aim to improve the set-up and maintenance of broadband services based upon ADSL, ADSL2 and ADSL2plus.

We also sell software products for the enrollment of biometric information in security systems as well as for biometric transaction processing. In addition, we sell software products for medical and digital imaging applications.

We have projects underway to develop new forms of broadband and imaging technologies. We play an active role at standards setting bodies so that we can anticipate and influence changes in industry requirements.

During 2003 and 2004, approximately 57% and 67%, respectively, of our revenue came from licensing ADSL, ADSL2 and ADSL2plus intellectual property. We license our intellectual property worldwide through our direct sales force. Our largest semiconductor customers in 2003 and 2004 were Analog Devices, Inc. and Infineon Technologies, AG. The remainder of our revenue came from the sale of hardware and software products. Our hardware products include printed circuit boards for the ADSL automated test equipment industry. Our software products include fingerprint compression and biometric transaction processing software tools for law enforcement agencies as well as ADSL test and diagnostics software for automated test equipment.

We are headquartered in Bedford, Massachusetts. Our telephone number is (781) 276-4000, and our website is www.aware.com. Incorporated in Massachusetts in 1986, we employed 103 people as of December 31, 2004. Our stock is traded on the Nasdaq National Market under the symbol AWRE.

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

INDUSTRY BACKGROUND

ADSL INDUSTRY BACKGROUND. ADSL technology allows telephone companies to offer high-speed data services over their existing telephone wires. Telephone companies began tests and trials of ADSL technology in the mid 1990s. Commercial deployment of ADSL services began in modest volumes in 1999, and during the last five years, the rate of deployment of ADSL services accelerated dramatically, particularly outside of the United States. According to announcements by major telephone companies and information compiled by Point Topic Ltd., a company that provides analysis of broadband access to the Internet, approximately 12 million, 17 million, 28 million, and 36 million new ADSL subscribers were added in 2001, 2002, 2003, and 2004, respectively. As of December 31, 2004, there were approximately 97 million global ADSL subscribers worldwide, of which approximately 16 million were in North America. There were approximately 34 million in Europe/Middle East/Africa, approximately 43 million were in the Asia Pacific region and the remainder were in Latin America.

Some of the largest providers of ADSL service in North America are telephone companies such as SBC, Verizon, BellSouth, Qwest, and Bell Canada. In Europe, major providers include Deutsche Telekom, France Telecom, Belgacom, British Telecom, Telefonica, Telecom Italia, and Telia. Large Asian providers include Korea Telecom and Hanaro in Korea, NTT and Yahoo Broadband in Japan, Chunghwa in Taiwan, and China Telecom.

In order to activate ADSL service, one end of a telephone wire must be connected to ADSL equipment in a central office or remote location controlled by telephone companies and the other end must be connected to a device in the customer's premises. ADSL central office and remote location equipment includes DSL access multiplexers ("DSLAMs"), next generation digital loop carriers ("NGDLCs"), and broadband loop carriers ("BLCs"). These are available from numerous telecommunications equipment suppliers. Some of the leading suppliers of ADSL equipment include Alcatel Alsthom S.A. ("Alcatel"), Huawei, ECI Telecom, Lucent Technologies, Inc., NEC Corporation, Siemens AG, Sumitomo Corporation, and UTStarcomm. Devices in the customer's premise are known as ADSL customer premises equipment ("CPE") and include modems, routers and integrated access devices (modems and routers that support integrated voice and data). Thomson Multimedia, Siemens, D-Link, Sumitomo, Sagem, Westell, Zyxel and Cisco are leading manufacturers of ADSL CPE.

Manufacturers are able to purchase ADSL integrated circuits for telephone company equipment or CPE from a number of suppliers, including Analog Devices Inc. ("ADI"), Broadcom Corporation ("Broadcom"), Centillium Communications, Inc. ("Centillium"), Conexant Systems, Inc. ("Conexant"), Infineon Technologies AG ("Infineon"), ST Microelectronics N.V. ("ST"), and Texas Instruments Incorporated ("TI").

In the United States, at the end of September 2004, there were nearly 14 million(1) DSL subscribers and nearly 19 million(1) cable subscribers. In the recent past, telephone companies were provisioning DSL subscribers nearly as fast as cable companies were adding broadband customers. Regulatory relief in 2004 from the FCC has given ownership to both fiber-to-the-premise ("FTTP") and fiber-to-the node/neighborhood ("FTTN") investments, meaning that phone companies do not need to provide open access to these networks. During the past year, SBC, Verizon and BellSouth have all announced plans for FTTP or FTTN deployments.

Outside North America, DSL growth was slow until 2002 but has accelerated through 2003 and increased in 2004. At the end of June 2004, there were 25 million(1) DSL subscribers in Europe and 3.3 million(1) cable subscribers.

The Asia Pacific region has the largest number of DSL subscribers with 29.2 million(1) as of the end of June 2004. Cable subscribers numbered 1.8 million(1). Competition in this region is greater than in other parts of the world. A mix of government regulation and incentives has had a positive influence on this region's broadband rollouts.

With over 1 billion phone lines installed worldwide, ADSL has only penetrated approximately 10% of the available market today. According to estimates by Infonetics Research:

        |X| Telephone companies will add 59 million, 61 million and 64 million new DSL ports to their networks in 2005, 2006 and 2007, respectively.

        |X| 67 million, 81 million and 96 million new DSL CPE units will be sold in 2005, 2006 and 2007, respectively.

As the demand for residential broadband service continues to grow, telephone companies are upgrading their networks to increase the data rates that are delivered to their residential customers. These upgrades require large financial expenditures and often involve the use of fiber optic-based communications to points deeper in the access networks (i.e. closer to residential customers than today's central office locations). The resulting


-------------------------------
(1) SOURCE: INFONETICS RESEARCH 2004, DSL AGGREGATION HARDWARE, DSL CPE REPORTS.

FTTN networks require new equipment platforms to be installed at fiber-fed points. These equipment platforms then utilize the existing telephone wire infrastructure for access over the remaining distance to the customer's premises, and leverage their closer proximity to the end user and new ADSL2plus or emerging VDSL2 standards to provide increased data rates.

ADSL TECHNOLOGY BACKGROUND. ADSL technology expands the usable bandwidth of copper wire so that telephone companies can offer high-speed data services over their existing telephone networks. ADSL is a point-to-point technology that connects the end user to a central location in the telephone company's network such as a central office or remote location controlled by the telephone company. ADSL equipment is required at each end of the telephone line. New ADSL2, ADSL2plus and VDSL2 technologies will enable transmit speeds between multiple megabits ("Mbps") and 100 Mbps. Actual transmission speeds depend on the length and condition of the existing wire.

An ADSL system typically divides the bandwidth on a copper wire into three segments. The first segment is usually used for plain old telephone service ("POTS"). The second segment is used to transmit data "upstream" from the user to a central location in the phone network. The third segment is used to transmit data to the user (the "downstream" direction).

The ADSL industry relies on international standards bodies to specify the technology used for ADSL services. Standards bodies that contribute specifications include the American National Standards Institute ("ANSI"), the ITU, the European Telecommunications Standards Institute ("ETSI") and other organizations. The prevalence and influence of industry standards on the ADSL industry make it similar to other communications and networking technologies such as Code Division Multiple Access ("CDMA"), Universal Serial Bus ("USB"), Global System for Mobile telecommunications ("GSM"), Global Positioning System ("GPS"), Wireless Local Area Networking ("WLAN"), and chip-connection technology for Dynamic Random Access Memory ("DRAM"). For applications and services that use these technologies, standards and patents play a significant role in the formation of the commercial landscape.

Full-rate ADSL was first standardized in 1995 by ANSI as T1.413, and then by the ITU in 1999 as G.992.1. Full-rate ADSL can transmit data at speeds up to 8 Mbps downstream and up to 640 Kbps upstream.

In 1999, the ITU also standardized a lower speed version of ADSL, known as G.Lite or G.992.2. G.Lite can transmit data at speeds up to 1.5 Mbps downstream and up to 512 Kbps upstream without using special filtering equipment required by full-rate ADSL. G.Lite was intended to make the installation of ADSL faster and less expensive for telephone companies, however, most ADSL service offerings today are based on full-rate ADSL.

In 2002, the ITU approved a new set of ADSL standards known as ADSL2 or G.992.3 and G.992.4. These standards provide numerous improvements over previous ADSL standards, including line diagnostics, power management, power down and power cutback, reduced framing and on-line configuration. In 2003, the ITU approved ADSL2plus or G.992.5. ADSL2plus builds upon the ADSL2 standard by increasing achievable data rates to speeds up to 24 Mbps upstream on phone lines as long as 3,000 feet (20 Mbps out to 5,000 feet). While the signal bandwidth of previous ADSL standards was about 1MHz, ADSL2plus specifies signals with more than 2 MHz of bandwidth.

A new series of ITU standards, G.998.1 and G.998.2, were approved in January 2005. These standards specify multi-pair ADSL bonding technology for residential and business services. Data rates are increased by a factor equal to the number of lines that are bonded. If two pairs are bonded, upstream and downstream data rates are doubled.

In addition, VDSL2 standards are being developed at the ITU that will specify data rates up to 100 Mbps. These standards will specify the transmission of signals with as much as 30 MHz of bandwidth onto a telephone line. These VDSL2 signals will be divided into multiple upstream segments and multiple downstream segments.

ADSL TEST AND DIAGNOSTICS INDUSTRY BACKGROUND. Automated test equipment ("ATE") is typically used for testing and diagnosing the services that are offered by telephone companies to consumers and businesses. An ATE infrastructure has been in place for telephone companies' traditional voice services for many years. The deployment of an ATE infrastructure for ADSL service began several years ago.

The ADSL ATE infrastructure typically involves the use of a centrally located equipment platform, often referred to as a test head. The test head is used to gather information from the telephone network for setting up or maintaining ADSL service. Information about the telephone network is also gathered at remote locations using hand-held testers. The information gathered in test heads is generally made available to telephone companies' operations organizations through a software network. This information assists telephone companies in troubleshooting and diagnosing problems encountered during service deployment or during operation. Leading suppliers of ATE hardware and software, hand held devices and operations software include Spirent, Teradyne, Tollgrade, Acterna, Sunrise, Fluke, and others. There is an opportunity to improve ADSL service providers' ability to troubleshoot and diagnose their networks as they continue to expand their user base or deliver value-added services, such as video, television and triple play services.

BIOMETRICS INDUSTRY BACKGROUND. Biometric security systems have typically used fingerprints as the primary biometric to identify individuals. Electronic identification systems for government and commercial applications based upon fingerprints are pervasive. These systems gather fingerprints at enrollment stations, and utilize transaction processing hardware and software and matching systems for identification. The emergence of digital fingerprint compression and formatting over the last decade has transformed these to electronic systems capable of faster transaction processing and matching. These electronic systems are also capable of being upgraded to utilize biometrics other then digital fingerprints, such as facial image and iris based biometrics.

Electronic identification systems based upon digital fingerprints are widely utilized by government agencies such as law enforcement, federal agencies, and the Department of Defense ("DoD"). The use of these systems by international governments has increased in the past several years. New government programs are underway to increase the use of biometric information in documents such as passports and personal identification cards. The use or contemplation of use of biometric security systems by regulated segments of the financial, transportation and healthcare industries has increased in the recent past.

Vendors of the hardware and/or software component of enrollment stations include Lockheed Martin, Crossmatch, Unisys, SAIC, Identix, Northrop Grumman, Heimann Biometrics and NEC. Fingerprint matching and/or biometric transaction management systems are provided by companies such as Motorola, Sagem, NEC, Cogent, Identix, and numerous system integrators. As biometric security systems gain acceptance in new areas, the market opportunity for suppliers of hardware and software solutions is expected to grow. The biometrics security systems market is also expected to grow as the use of new biometrics, other than fingerprints, gain favor.

AWARE ADSL INTELLECTUAL PROPERTY

Aware has been a pioneer of DSL technology since the mid 1990s. We license our StratiPHY2+(TM) technology to semiconductor companies to manufacture and sell chipsets that are compliant with the ITU standards for ADSL, ADSL2 and ADSL2plus. We have been first to market with an intellectual property offering, including a complete digital silicon solution (i.e. chip) that supports ADSL2 and ADSL2plus standards. We have also been first to demonstrate bonded ADSL2plus that doubles ADSL data rates as well as reach-extended ADSL2 that increases the distance over which phone companies can deliver service by 20% or more.

The intellectual property in StratiPHY2+ includes patent rights, copyrighted materials and trade secrets. Copyrighted materials include digital chip design technology, available in Verilog or VHDL languages, and software, available in assembly and C-code. We license our copyrighted materials in source code as well as object code form. We also have available digital silicon that embodies our intellectual property. Our StratiPHY2+ chip supports all legacy and new ADSL standards in a single integrated circuit.

Customers develop integrated circuits based upon our technology for fabrication in their own or third party manufacturing processes. Customers manufacture our digital chip or integrate our technology into chips that also contain other functionality. We also offer engineering services to our customers for the development and support of their chips or chipsets. Our largest ADSL intellectual property customers are ADI and Infineon.

AWARE TEST AND DIAGNOSTICS PRODUCTS

We have developed test and diagnostics hardware and software products based upon our Dr. DSL(R) technology. These products are primarily sold to OEMs in the automated test equipment industry. These products are designed to assist service providers with provisioning, monitoring, and maintaining DSL services by enabling them to collect important information and diagnose problems regarding their service offerings. The primary goal of these products is to reduce the costs associated with service set-up and maintenance. Specific product features include loop length measurement, bridged tap measurement, crosstalk disturber detection and management, subscriber self-installation, and in-home diagnostics.

Customers use our ADSL test printed circuit boards for connectivity within ADSL service networks. With these boards, customers can interoperate with a broad array of telephone company ADSL equipment as well as ADSL CPE. Customers use our software products to troubleshoot and diagnose problems encountered during service provisioning and for service maintenance.

We sell our hardware products to original equipment manufacturers ("OEMs") in the automated test equipment market. We also sell hardware products to support our customers' developments and sales. Our principal hardware products include:

|X| DSL MODULES - Printed circuit boards that perform all connectivity aspects of ADSL.
|X| ADSL TEST AND DEVELOPMENT SYSTEMS - System-level products that provide a means to conduct performance and interoperability testing during chipset development, marketing and production.

We primarily sell our software products, including Dr. DSL CPE and CO, as well as Technician Dr. DSL diagnostics software to OEMs to perform single-ended and double-ended testing to troubleshoot and diagnose problems encountered during ADSL service provisioning and for service maintenance.

Our largest customer for test and diagnostics products has been Spirent Communications, Inc. ("Spirent").

AWARE BIOMETRICS AND IMAGING PRODUCTS

Aware has been a pioneer in the development of wavelet-based image compression technology since the late 1980s.

Aware provides standards-compliant biometrics software tools that enable integrators, solution providers, and government agencies to compress, analyze, optimize, format, and transport biometric images and data according to international standards.

We have developed software products for digital fingerprint compression and transaction processing that are widely used in the industry. These products include:

|X| WSQ BY AWARE, to compress digital fingerprint data for use by law enforcement agencies such as the Federal Bureau of Investigation.
|X| NISTPACK, SEGMENTER, CJIS WEB, ACCUPRINT, AND ACCUSCAN, used by law enforcement agencies for transaction processing such as to format, edit, validate, store, and print fingerprint and facial images.

We sell our biometrics software primarily to OEMs that provide biometric enrollment systems and to systems integrators.

We have also developed and sell the JPEG 2000 CODEC BY AWARE. This software product provides a solution for the compression and decompression of still images using the high-quality, wavelet-based method defined by the JPEG 2000 standard and has been primarily sold to medical imaging OEMs.

AWARE STRATEGY

Our objective is to establish StratiPHY2+ as the market leading broadband wide-area network ("WAN") silicon-level interface. Key elements of our strategy include:

DEVELOP HIGH PERFORMANCE, EASY-TO-USE, INTEROPERABLE, FLEXIBLE DSL SILICON INTERFACE TECHNOLOGY. Our StratiPHY2+ technology supports multiple ADSL standards in a single cost effective intellectual property offering. Our StratiPHY2+ technology meets or exceeds industry performance and functionality requirements. We have established interoperability agreements with leaders in the ADSL equipment and semiconductor industries to achieve and maintain high levels of interoperability across multiple vendors' solutions. We have also developed chips, reference designs and development platforms to allow rapid evaluation and testing of our technology.

LEVERAGE THE ALIGNMENT OF TECHNOLOGY ADVANCEMENTS AND SERVICE PROVIDER REQUIREMENTS IN THE NEXT WAVE OF DSL ROLLOUTS. ADSL2 and ADSL2plus are technologies that enable higher speed, broader functionality services. Telephone companies worldwide are expanding their ADSL service offerings to include a bundle of voice and data as well as value-added services such as video. The alignment of new capabilities enabled by new standards and new requirements from service providers has created an increased demand for our technology from communications, networking, consumer electronics and multimedia semiconductor suppliers. We expect that support for ADSL2 and ADSL2plus will rapidly become a requirement in new deployments of ADSL chipsets and equipment.

LEAD IN THE DEVELOPMENT OF NEXT-GENERATION DSL STANDARDS-BASED TECHNOLOGIES. We are developing new VDSL2 technologies to deliver speeds up to 100Mbps over telephone wires. We are active at standards bodies and present our technology innovations with the goal of including them in new specifications. We have R&D activities focused on enhancing our intellectual property offerings to include VDSL2 functionality. With these efforts, we believe we will be able to deliver leading edge, next-generation technology to our customers.

COMMERCIALIZE OUR DSL TECHNOLOGY THROUGH A LICENSING BUSINESS MODEL. By licensing our technology, our customers leverage our StratiPHY2+ developments, reduce their R&D and support costs and economically deliver ADSL functionality in their products. We generate revenue that is a combination of license fees, engineering fees and royalties. As a licensor, we are able to leverage our customers' sales, distribution and manufacturing capabilities. Our objective is to establish StratiPHY2+ as a predominant broadband WAN silicon-level interface through the success of our customers' products.

Our ADSL test and diagnostics product strategy is to provide hardware and software products that address the challenges encountered by telephone companies as they increase the number of lines and types of services provisioned through their ADSL networks.

In biometrics, our strategy is to capitalize on the expanded use of biometric security systems both within and outside the US Government.

RESEARCH AND DEVELOPMENT

DSL semiconductor technology must track the rapidly changing requirements of the DSL industry. In order to accomplish this, we make substantial investments in the design and development of new technologies, and for significant improvement of existing technologies. Our research and development activities are focused on shrinking the size of integrated circuits based upon our technology, improving performance and functionality and incorporating new industry standards that we expect will be adopted.

We also have research and development activities focused on further development of our ADSL test and diagnostics hardware and software products as well as on expanding our software products in biometrics, medical and digital imaging applications.

As of December 31, 2004, we had an engineering staff of 74 employees, representing 72% of our total employee staff. During the years ended December 31, 2004, 2003, and 2002, research and development expenses charged to operations were $10.0 million, $12.1 million, and $14.0 million, respectively. In addition, because our license agreements often call for us to provide engineering development services to our customers, a portion of our total engineering costs has been allocated to cost of contract revenue. We expect that we will continue to invest substantial funds in research and development activities.

SALES AND MARKETING

Our principal sales and marketing strategy is to license our ADSL intellectual property to semiconductor manufacturers. We believe that decisions involving the selection of our technology are frequently made at senior levels within a prospective customer's organization. Consequently, we rely significantly on presentations by our senior management to key employees at prospective customers. As of December 31, 2004, we had eleven people in our ADSL and test and diagnostics sales and marketing organization.

Customers who are selling or developing integrated circuits based upon our technology are: ADI, Atmel Corporation ("Atmel"), Infineon, Thomson SA ("Thomson"), and a customer we have not yet named.

In 2004, we derived approximately 28% and 28% of our total revenue from ADI and Infineon, respectively. In 2003, we derived approximately 27%, 17%, and 14% of our total revenue from ADI, Infineon, and Spirent, respectively. In 2002, we derived approximately 32%, 15%, and 12% of our total revenue from ADI, Infineon and Intel Corporation ("Intel"), respectively. All revenue in 2004, 2003, and 2002 was derived from unaffiliated customers.

We sell our biometrics and digital imaging software products primarily to OEMs and systems integrators. As of December 31, 2004, there were two people in our biometrics and digital imaging software sales organization.

COMPETITION

We compete by offering comprehensive packages of standards-based broadband technology. Our success as an intellectual property supplier depends on the willingness and ability of semiconductor manufacturers to design, build and sell integrated circuits based on our intellectual property. The semiconductor industry is intensely competitive and has been characterized by:

        |X|     rapid price erosion;

        |X|     rapid technological change;

        |X|     short product life cycles;

        |X|     cyclical market patterns; and

        |X|     increasing foreign and domestic competition.

As an intellectual property supplier to the semiconductor industry, we face competition from internal development teams within potential semiconductor customers. We must convince potential licensees to license from us rather than develop technology internally. Furthermore, semiconductor customers, who have licensed our intellectual property, may choose to abandon joint development projects with us and develop chipsets themselves without using our technology. In addition to competition from internal development teams, we may compete against other independent suppliers of intellectual property for DSL.

The market for ADSL chipsets is also intensely competitive. Our success within the ADSL industry requires that ADSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy ADSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based ADSL chipsets, including Broadcom, Centillium, Conexant, ST and TI.

ADSL services compete with alternative DSL technologies that can also transport high-speed data over telephone lines. These technologies include symmetric high speed DSL (also known as HDSL, SDSL and G.SHDSL), and very high speed DSL, also known as VDSL and VDSL2. We cannot give you assurances that these alternative broadband technologies will not be more successful than ADSL or that we will be able to participate in markets involving these alternative broadband technologies.

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

The markets for our test and diagnostics hardware and software products are competitive. We cannot assure you that we will be able to compete effectively or that competitive pressures will not seriously harm our business.

The markets for our biometrics, medical and digital imaging software products are competitive, and are expected to become increasingly more competitive in the near future. We cannot assure you that we will be able to compete effectively or that competitive pressures will not seriously harm our business.

PATENTS AND INTELLECTUAL PROPERTY

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2004, we had 30 issued patents and 54 pending patent applications pertaining to telecommunications and signal processing technology. We also had 12 issued patents and 5 pending patent applications pertaining to image compression, video compression, audio compression, seismic data compression and optical applications.

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

MANUFACTURING

Sales of hardware products constitute a relatively small portion of our total revenue. We do not intend to produce hardware products in any material quantity for the foreseeable future. Consequently, we rely on third party contract manufacturers to assemble and test substantially all of our products. Our internal manufacturing capacity is limited to final test and assembly of certain products. Other than ADSL chipsets, which are available from ADI, we believe that other components for our hardware products are available from a number of suppliers.


EMPLOYEES

At December 31, 2004, we employed 103 people, including 74 in engineering, 13 in sales and marketing, 3 in manufacturing and 13 in finance and administration. Of these employees, 101 were based in Massachusetts. None of our employees is represented by a labor union. We consider our employee relations to be good.

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

2. 530 square feet of research and development space in Lafayette, California. This facility is currently leased for a 3-year term, which expires on August 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

From time-to-market we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq National Market under the symbol AWRE. The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq National Market from January 1, 2003 to December 31, 2004.

                                FIRST        SECOND       THIRD      FOURTH
                               QUARTER      QUARTER      QUARTER    QUARTER
    ------------------------------------------------------------------------
    2004
      High................       $4.69        $5.18       $4.07       $5.35
      Low.................        2.80         2.70        2.32        2.29

    2003
      High................       $2.48        $2.75       $3.29       $4.06
      Low.................        1.60         1.62        1.98        2.73

As of March 4, 2005, we had approximately 155 shareholders of record. This number does not include shareholders from whom shares were held in a "nominee" or "street" name. We have never paid cash dividends on our common stock and we anticipate that we will continue to reinvest any earnings to finance future operations.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. When you read this selected financial data, it is important that you read it along with Management's Discussion and Analysis of Financial Condition and Results of Operations, our historical consolidated financial statements, and the related notes to the financial statements, which can be found in Item 8.

Year ended December 31,                         2004         2003         2002        2001       2000
--------------------------------------------------------------------------------------------------------
                                                        (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA
Revenue..................................    $16,485      $10,843      $13,844     $18,547      $30,667
Income (loss) from operations............     (1,925)      (8,635)     (12,529)     (4,823)       9,490
Cumulative effect of change in
   accounting principle (1)..............          -            -            -           -       (1,618)
Net income (loss)........................     (1,367)      (8,038)     (18,728)     (2,520)      13,414
Net income (loss) per share - basic......     ($0.06)      ($0.35)      ($0.83)     ($0.11)       $0.60
Net income (loss) per share - diluted....     ($0.06)      ($0.35)      ($0.83)     ($0.11)       $0.56

BALANCE SHEET DATA
Cash and short-term investments..........    $34,965      $35,051      $33,302     $57,284      $57,503
Working capital..........................     37,168       36,727       33,481      59,608       67,146
Total assets.............................     50,183       51,024       59,237      78,103       81,450
Total liabilities........................      1,427        1,384        1,659       1,947        3,117
Total stockholders' equity...............     48,756       49,640       57,578      76,156       78,333

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

                                                              Year ended December 31,
                                                    ------------------------------------------
   Revenue:                                               2004         2003         2002
                                                    ------------------------------------------
      Product sales..............................          29 %         40 %         33 %
      Contract revenue...........................          46           26           49
      Royalties..................................          25           34           18
                                                    ------------------------------------------
        Total revenue............................         100          100          100

   Costs and expenses:
      Cost of product sales......................           5           10            7
      Cost of contract revenue...................          16           14           35
      Research and development...................          61          111          101
      Selling and marketing......................          14           22           21
      General and administrative.................          15           22           26
                                                    ------------------------------------------
         Total costs and expenses................         111          179          190

   Loss from operations..........................         (11)         (79)         (90)

   Interest income...............................           3            5            6
                                                    ------------------------------------------

   Loss before provision for income taxes........          (8)         (74)         (84)
   Provision for income taxes....................           -            -          (51)
                                                    ------------------------------------------
   Net loss......................................          (8)%        (74) %      (135) %
                                                    ==========================================

PRODUCT SALES

Product sales consist primarily of revenue from the sale of hardware and software products. Hardware products include ADSL test and development systems, modules, and modems. Software products consist of standard off-the-shelf software products for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales increased 10% from $4.3 million in 2003 to $4.8 million in 2004. As a percentage of total revenue, product sales decreased from 40% in 2003 to 29% in 2004. The dollar increase was primarily due to a $0.9 million increase in revenue from the sale of software products, which was partially offset by a $0.4 million decrease in revenue from the sale of hardware products.

Product sales decreased 5% from $4.5 million in 2002 to $4.3 million in 2003. As a percentage of total revenue, product sales increased from 33% in 2002 to 40% in 2003. The dollar decrease was primarily due to a $0.5 million decrease in revenue from the sale of software products, which was partially offset by a $0.3 million increase in revenue from the sale of hardware products.

CONTRACT REVENUE

Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL (including ADSL2, ADSL2plus or VDSL2) chipsets.

Contract revenue increased 167% from $2.8 million in 2003 to $7.6 million in 2004. As a percentage of total revenue, contract revenue increased from 26% in 2003 to 46% in 2004. The dollar increase in 2004 was from new agreements with existing customers and new customers.

Contract revenue decreased 58% from $6.8 million in 2002 to $2.8 million in 2003. As a percentage of total revenue, contract revenue decreased from 49% in 2002 to 26% in 2003. The dollar decrease in contract revenue in 2003 was a result of a difficult environment for licensing intellectual property for communications integrated circuits. Both existing and prospective ADSL chipset licensees were reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions.

ROYALTIES

Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties increased 12% from $3.7 million in 2003 to $4.2 million in 2004. As a percentage of total revenue, royalties decreased from 34% in 2003 to 25% in 2004. The dollar increase in royalties was due to a $0.3 million increase in ADSL royalties and a $0.2 million increase in biometrics and medical imaging royalties.

Royalties increased 47% from $2.5 million in 2002 to $3.7 million in 2003. As a percentage of total revenue, royalties increased from 18% in 2002 to 34% in 2003. The dollar increase was due to an increase in ADSL royalties.

Our royalty revenue comes predominantly from ADSL chipset sales by Analog Devices, Inc. ("ADI"), and Infineon Technologies AG ("Infineon"). Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to steadily decline. We are uncertain how quickly sales of our customers' chipsets will increase and whether such increases will contribute meaningful royalties to us.

COST OF PRODUCT SALES

Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.

Cost of product sales decreased 17% from $1.0 million in 2003 to $0.9 million in 2004. As a percentage of product sales, cost of product sales decreased from 24% in 2003 to 18% in 2004. Cost of product sales decreased in 2004 due to a decrease in hardware product sales. The increase in overall product margins was due to a larger proportion of software sales in the product sales revenue mix.

Cost of product sales was essentially the same at $1.0 million in 2002 and 2003. As a percentage of product sales, cost of product sales increased from 21% in 2002 to 24% in 2003. Although cost of product sales was essentially unchanged during 2003 and 2002, there were two offsetting factors that caused this result. Cost of product sales increased in 2003 primarily due to an increase in ADSL module sales, which was offset by a decrease in cost of product sales that was primarily due to lower sales of ADSL test and development systems. The decline in overall product margins was primarily due to a smaller proportion of software sales in the product sales revenue mix.

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

Cost of contract revenue increased 71% from $1.6 million in 2003 to $2.7 million in 2004. As a percentage of contract revenue, cost of contract revenue decreased from 55% in 2003 to 35% in 2004. The dollar increase in cost of contract revenue was due to more customer contracts and higher contract revenue in 2004 as compared to 2003.

Cost of contract revenue decreased 68% from $4.9 million in 2002 to $1.6 million in 2003. As a percentage of contract revenue, cost of contract revenue decreased from 72% in 2002 to 55% in 2003. The dollar decrease in cost of contract revenue was due to fewer customer contracts and lower contract revenue in 2003 as compared to 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology. Research and development expense decreased 17% from $12.1 million in 2003 to $10.0 million in 2004. As a percentage of total revenue, research and development expense decreased from 111% in 2003 to 61% in 2004. The dollar decrease was primarily from $0.7 million decreased spending resulting from a shift of engineers to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in 2004 than in 2003. The dollar decrease in spending was also attributable to $0.5 million lower compensation and fringe benefit costs and $0.4 million lower depreciation expense. Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2plus StratiPHY2+(TM) technology and chips, developing VDSL2 technology and chips, developing test and diagnostics hardware and software and developing imaging and biometrics software.

Research and development expense decreased 13% from $14.0 million in 2002 to $12.1 million in 2003. As a percentage of total revenue, research and development expense increased from 101% in 2002 to 111% in 2003. The dollar decrease was primarily due to a decrease of approximately $1.0 million per quarter in salaries and related expenses due to the reduction in force we implemented in October 2002 and salary reductions we imposed on January 1, 2003. This was partially offset by increased spending resulting from a shift of engineers from customer projects, where spending is classified as cost of contract revenue, to internal research and development projects, where spending is classified as research and development expense. This shift occurred because we had fewer customer projects in 2003 than in 2002, and we changed our technology offering such that it requires less engineering support.

In October 2002, we terminated 35 employees to reduce our operating costs. Of the 35 employees who were terminated, 32 were engineers. The cost of severance and other employee benefits for terminated employees was approximately $0.7 million. The cost was recorded in the fourth quarter of 2002, and it approximated our historical quarterly costs for these employees as if they were active employees. Therefore, the reduction in force had a minimal effect on research and development spending in 2002. As of December 31, 2002, accrued severance costs were approximately $0.1 million, and were paid in the first half of 2003.

In connection with the October reduction in force, we informed remaining employees that effective January 1, 2003 their salaries would be reduced by 5% and that senior management's salaries would be reduced by 10%. This reduction in force and salary reduction lowered total 2003 engineering expenses by $3.7 million, and lowered total 2003 company expenses by $4.1 million. Total engineering expenses include cost of contract revenue and research and development expense.

SELLING AND MARKETING EXPENSE

Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense was approximately $2.4 million in both 2003 and 2004. As a percentage of total revenue, sales and marketing expense decreased from 22% in 2003 to 14% in 2004. The percentage decrease was primarily due to higher revenue in 2004 as compared to 2003.

Sales and marketing expense decreased 19% from $3.0 million in 2002 to $2.4 million in 2003. As a percentage of total revenue, sales and marketing expense increased from 21% in 2002 to 22% in 2003. The dollar decrease was primarily due to $0.4 million lower spending on compensation and fringe benefit costs. Of this amount, approximately $0.2 million was related to the reduction in force and salary reductions we implemented in October 2002 and January 2003, respectively.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of salaries for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses. General and administrative expense increased 4% from $2.4 million in 2003 to $2.5 million in 2004. As a percentage of total revenue, general and administrative expense decreased from 22% in 2003 to 15% in 2004. The dollar increase was primarily due to a $0.1 million lower provision for bad debts in 2004 compared with 2003, and a $0.1 million increase in professional fees and insurance. These increases were reduced by a $0.1 million decrease in depreciation expense.

General and administrative expense decreased 34% from $3.6 million in 2002 to $2.4 million in 2003. As a percentage of total revenue, general and administrative expense decreased from 26% in 2002 to 22% in 2003. The dollar decrease was primarily due to a $0.9 million reduction in our provisions for bad debts and $0.1 million lower professional fees and insurance, as well as the reduction in force and salary reductions we implemented in October 2002 and January 2003, respectively. The reduction in force and salary reductions lowered general and administrative expenses by approximately $0.2 million in 2003.

INTEREST INCOME

Interest income decreased 7% or $39,000 in 2004 and was approximately $0.6 million in both 2003 and 2004. The dollar decrease was primarily due to lower cash balances.

Interest income decreased 33% from $0.9 million in 2002 to $0.6 million in 2003. The dollar decrease was primarily due to lower interest rates earned on our cash balances and lower cash balances.

INCOME TAXES

We evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets. As a result of incurring operating losses since 2001, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 have established a full valuation allowance for our net deferred tax assets. Accordingly, we have not recorded a deferred tax benefit for the operating losses incurred in the years ended December 31, 2003 and 2004.

In 2002, we determined that due to our continuing operating losses in 2001 and 2002 as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As a result, we recorded a tax provision of $7.1 million in 2002 to reserve for our remaining deferred tax assets.

As of December 31, 2004, we had federal net operating loss and research and experimentation credit carry forwards of approximately $48.9 million and $9.6 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates through 2024. In addition, at December 31, 2004, we had approximately $8.8 million and $4.9 million of state net operating losses and state research and development and investment tax carry forwards, respectively, which expire at various dates through 2019.

Of the total net operating loss and research and development tax credit carryforwards for which a valuation allowance was recorded, approximately $22.0 million is attributable to the exercise of stock options and the tax benefit will be credited to additional paid-in capital, if realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in March 1986, we have financed our activities primarily through the sale of stock. In the years ended December 31, 2004, 2003 and 2002, we received net proceeds from the issuance of stock under employee stock plans of $0.5 million, $0.1 million and $0.2 million, respectively. Our operating activities used net cash of $0.9 million, $8.1 million, and $9.5 million in the years ended December 31, 2004, 2003 and 2002, respectively. Cash used in our operating activities was primarily the result of operating losses and working capital requirements.

In the years ended December 31, 2004, 2003, and 2002, we made capital expenditures of $0.3 million, $0.2 million, and $0.8 million, respectively. Capital expenditures in all three years primarily consisted of spending on computer hardware and software, laboratory equipment, and furniture used principally in engineering activities. We have no material commitments for capital expenditures.

At December 31, 2004, we had cash, cash equivalents, short-term investments and investments of $38.3 million. While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents, short-term investments and investments will be sufficient to fund our operations for at least the next twelve months.

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

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2004 (in thousands):

                                                                    Payments Due By Period
                                           -----------------------------------------------------------------
                                                         Less than                               More than
    CONTRACTUAL OBLIGATIONS                  Total        1 year      1-3 years    3-5 years      5 years
    -----------------------                -----------  ------------  -----------  -----------  ------------
    Operating leases                            $ 42         $ 15           $27           $-            $-
    Purchase orders                              351          351             -            -             -
                                           -----------  ------------  -----------  -----------  ------------
    Total                                       $393         $366           $27           $-            $-
                                           ===========  ============  ===========  ===========  ============

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, income taxes and the allowance for doubtful accounts to be critical policies.

REVENUE RECOGNITION. We derive our revenue from three sources (i) product revenue, which includes revenue from the sale of hardware and software products for the automated test equipment market and software products for the biometrics, medical and digital imaging markets, (ii) contract revenue, which includes patent, license and engineering service fees that we receive under customer agreements, and (iii) royalties that we receive under customer agreements.

As prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, we recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered. We also apply the principles set forth in AICPA Statement of Position No. 97-2, Software Revenue Recognition, when recognizing software revenue. Our revenue recognition policies are described more fully in
Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

As described below, we make significant judgments and estimates during the process of determining revenue for any particular accounting period.

In determining revenue recognition, we assess whether fees associated with revenue transactions are fixed or determinable and whether or not collection is reasonably assured. We make a judgment whether fees are fixed or determinable based on the payment terms associated with that transaction. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured.

In addition to these general revenue recognition judgments, we make specific judgments and estimates with respect to the recognition of contract revenue. When our agreements include the delivery of licensing rights and technology as well as the provision of engineering services, we combine the total patent, license and engineering service fees to be paid under the agreement. These total fees are recognized ratably over the expected product development period, subject to the limitation that the cumulative revenue recognized through the end of any period may not exceed cumulative contract payments to date. We review assumptions regarding the product development period on a regular basis and make adjustments as required. Consistent with the principles of SAB 104, we believe that this method represents the appropriate systematic method for revenue recognition for this type of contract.

After customers enter into development and license agreements, they often engage us to provide additional engineering work that is beyond the scope of their original agreement. When customers request additional services, both parties agree to engineering fees that are based on the level of effort required. We recognize revenue from these agreements either as engineering services are performed or as milestones are achieved.

INCOME TAXES. As part of the process of preparing our consolidated financial statements we are required to estimate our actual current tax expense. We must also estimate temporary and permanent differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period for deferred tax assets, which have been recognized, we must include an expense with the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets relate to net operating losses and research and development tax credits that we are carrying forward into future tax periods. As of December 31, 2004, we had a total of $41.0 million of deferred tax assets for which we had recorded a full valuation allowance.

Of the total valuation allowance, approximately $22.0 million relates to net operating loss and research and development tax credit carryforwards that are attributable to the exercise of stock options and the tax benefit will be credited to additional paid-in capital, if realized in the future.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). This Statement is a revision to SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R to impact our overall financial position.

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

OUR QUARTERLY RESULTS ARE UNPREDICTABLE AND MAY FLUCTUATE SIGNIFICANTLY

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter-to-quarter. Because our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. When appropriate, we recognize contract revenues ratably over the period during which we expect to deliver technology and provide engineering services. While this means that contract revenues from certain current agreements are generally predictable, changes can be introduced by a reevaluation of the length of the development period, or by the termination of a contract. The initial estimate of this period is subject to revision as the product being developed under a contract nears completion, and a revision may result in an increase or decrease to the quarterly revenue for that contract. In addition, accurate prediction of revenues from new contracts or licensees is difficult because contract negotiation is a lengthy process, frequently spanning a year or more, and the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. Contract revenues also include fees for engineering services, which are dependent upon the varying level of assistance desired by licensees and, therefore, the revenue from these services is also difficult to predict.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

        |X|     market acceptance of broadband technologies we supply by
                semiconductor or equipment companies;
        |X|     the extent and timing of new license transactions with
                semiconductor companies;
        |X|     changes in our and our licensees' development schedules and levels of expenditure on research and development;
        |X|     the loss of a strategic relationship or termination of a project by a licensee;
        |X|     equipment companies' acceptance of integrated circuits produced by our licensees;
        |X|     the loss by a licensee of a strategic relationship with an equipment company customer;
        |X|     announcements or introductions of new technologies or products by us or our competitors;
        |X|     delays or problems in the introduction or performance of
                enhancements or of future generations of our technology;
        |X|     failures or problems in our hardware or software products;
        |X|     delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
        |X|     competitive pressures resulting in lower contract revenues or royalty rates;
        |X|     competitive pressures resulting in lower software or hardware product revenues;
        |X|     personnel changes, particularly those involving engineering and technical personnel;
        |X|     costs associated with protecting our intellectual property;
        |X|     the potential that licensees could fail to make payments under their current contracts;

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

WE EXPERIENCED NET LOSSES

We had a net loss during 2001, 2002, 2003, and 2004. We may continue to experience losses in the future if:

        |X|     the semiconductor and telecommunications markets do not improve;
        |X|     our existing customers do not increase their revenues from sales of chipsets with our technology;
        |X|     new or existing customers do not choose to license our
                intellectual property for new chipset products; or
        |X|     new or existing customers do not choose to use our software or hardware products.

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

We face numerous risks in successfully obtaining suitable licensees on terms consistent with our business model, including, among others:

        |X|     we must typically undergo a lengthy and expensive process of building a relationship with a potential licensee before there is any assurance of a license agreement with such party;
        |X|     we must persuade semiconductor and equipment manufacturers with significant resources to rely on us for critical technology on an ongoing basis rather than trying to develop similar
                technology internally;
        |X|     we must persuade potential licensees to bear development costs associated with our technology applications and to make the necessary investment to successfully manufacture chipsets and products using our technology; and
        |X|     we must successfully transfer technical know-how to licensees.

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

THERE HAS BEEN AND MAY CONTINUE TO BE AN OVERSUPPLY OF ADSL CHIPSETS, AND THERE IS INTENSE COMPETITION FOR ADSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. In 2000, 2001, and 2002, the ADSL industry had experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. ASPs have also been under pressure because of intense competition in the ADSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the first quarter of 2005 and beyond. Our royalty revenue may decline over the long term.

WE DEPEND SUBSTANTIALLY UPON A LIMITED NUMBER OF LICENSEES

There are a relatively limited number of semiconductor and equipment companies to which we can license our broadband technology in a manner consistent with our business model. If we fail to maintain relationships with our current licensees or fail to establish a sufficient number of new licensing relationships, our business could be seriously harmed. In addition, our prospective customers may use their superior size and bargaining power to demand license terms that are unfavorable to us and prospective customers may not elect to license from us.

WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2002, 2003 and 2004, we derived 32%, 27% and 28%, respectively of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993, and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. Our royalty revenue in the near term is highly dependent upon ADI's ADSL chipset market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, is unable to transition its product to support new ADSL2 and ADSL2plus standards, or experiences further price erosion in its ADSL chipsets, our royalty revenue could decline.

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

OUR SUCCESS REQUIRES TELEPHONE COMPANIES TO INSTALL ADSL SERVICE IN VOLUME

The success of our ADSL licensing business depends upon telephone companies installing ADSL service in significant volumes. Factors that affect the volume deployment of ADSL service include:

        |X|     the desire of telephone companies to install ADSL service, which is dependent on the development of a viable business model for
                ADSL service, including the capability to market, sell, install and maintain the service;
        |X|     the pricing of ADSL services by telephone companies;
        |X|     the transition by telephone companies to new ADSL technologies, such as ADSL2, ADSL2plus and VDSL2;
        |X|     the quality of telephone companies' networks;
        |X|     deployment by phone companies of fiber-to-the home or broadband wireless services;
        |X|     government regulations; and
        |X|     the willingness of residential telephone customers to demand
                ADSL service in the face of competitive service offerings, such as cable modems, fiber-based service or broadband wireless access.

If telephone companies do not install ADSL service in significant volumes, or if telephone companies install broadband service based on other technology, our business will be seriously harmed.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio has included:

        |X| Cash and cash equivalents, which consist of financial instruments with original maturities of three months or less;
        |X| Short-term investments, which consist of financial instruments with remaining maturities of twelve months or less, and auction rate securities that typically have interest reset dates of twenty-eight days; and
        |X| Investments, which consist of financial instruments that mature in three years or less.

All of our investments meet the high quality standards specified in our investment policy. This policy dictates the maturity period and limits the amount of credit exposure to any one issue, issuer, and type of instrument.

The interest rates on our auction rate securities are typically reset by auction every twenty-eight days. Although our auction rate securities have been readily marketable, if an auction were to fail, we may not be able to sell these securities on the planned reset date thereby increasing our holding period.

We do not use derivative financial instruments for speculative or trading purposes. As of December 31, 2004, we had invested $35.0 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of December 31, 2004, we had invested $3.3 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality corporate securities and U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at December 31, 2004. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.

                                       Valuation of securities                         Valuation of securities
                                        given an interest rate                          given an interest rate
                                             decrease of              No change              increase of
                                       -------------------------     in interest      -------------------------
Type of security                         (100BP)      (50 BP)           rates            100 BP        50 BP
---------------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years..        $3,355      $3,328            $3,301          $3,249       $3,275

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Aware, Inc.:

We have completed an integrated audit of Aware, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Aware, Inc. and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2005

                                                 AWARE, INC.
                                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         DECEMBER 31,
                                                                               -----------------------------
                                                                                    2004            2003
                                                                               -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.............................................            $7,482          $2,304
  Short-term investments................................................            27,483          32,747
  Accounts receivable (less allowance for doubtful......................
     accounts of $110 in 2004 and $927 in 2003)                                      3,070           2,449
  Inventories...........................................................               143              48
  Prepaid expenses and other current assets.............................               417             563
                                                                               -------------   -------------
        Total current assets............................................            38,595          38,111
                                                                               -------------   -------------

Property and equipment, net................................................          8,287           8,921
Investments................................................................          3,301           3,913
Other assets, net..........................................................              -              79
                                                                               -------------   -------------
           Total assets....................................................        $50,183         $51,024
                                                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................              $361            $261
  Accrued expenses......................................................               157             136
  Accrued compensation..................................................               625             439
  Accrued professional..................................................               169              77
  Deferred revenue......................................................               115             471
                                                                               -------------   -------------
          Total current liabilities.....................................             1,427           1,384
                                                                               -------------   -------------

Commitments and contingent liabilities (Note 7)

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized,
       none outstanding ................................................                 -               -
   Common stock, $.01 par value; shares authorized,
          70,000,000 in 2004 and 2003; issued
          and outstanding, 22,908,818 in 2004 and 22,750,294 in 2003....               229             228
   Additional paid-in capital...........................................            77,882          77,400
   Retained earnings (accumulated deficit)..............................           (29,355)        (27,988)
                                                                               -------------   -------------
          Total stockholders' equity....................................            48,756          49,640
                                                                               -------------   -------------
          Total liabilities and stockholders' equity....................           $50,183         $51,024
                                                                               =============   =============


            The accompanying notes are an integral part of the consolidated financial statements.

                                           AWARE, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                               2004        2003         2002
                                                          --------------------------------------
Revenue:
  Product sales.......................................         $4,759      $4,309       $4,530
  Contract revenue....................................          7,575       2,840        6,797
  Royalties...........................................          4,151       3,694        2,517
                                                          --------------------------------------
      Total revenue...................................         16,485      10,843       13,844
                                                          --------------------------------------

Costs and expenses:
  Cost of product sales...............................            862       1,043          955
  Cost of contract revenue............................          2,683       1,567        4,889
  Research and development............................         10,013      12,074       13,956
  Selling and marketing...............................          2,379       2,407        2,966
  General and administrative..........................          2,473       2,387        3,607
                                                          --------------------------------------
       Total costs and expenses.......................         18,410      19,478       26,373
                                                          --------------------------------------

Loss from operations....................................       (1,925)     (8,635)     (12,529)
Interest income.........................................          558         597          894
                                                          --------------------------------------
Loss before provision for income taxes..................       (1,367)     (8,038)     (11,635)
Provision for income taxes..............................            -           -       (7,093)
                                                          --------------------------------------

Net loss................................................      ($1,367)    ($8,038)    ($18,728)
                                                          ======================================

Net loss per share - basic and diluted..................      ($0.06)     ($0.35)      ($0.83)

Weighted average shares - basic and diluted.............       22,785      22,713       22,679


      The accompanying notes are an integral part of the consolidated financial statements.

                                              AWARE, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                    2004          2003         2002
                                                               ---------------------------------------
Cash flows from operating activities:
   Net loss..................................................     ($1,367)      ($8,038)    ($18,728)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization..........................         969         1,471        1,844
      Provision for doubtful accounts.......................          (50)         (150)         707
      Increase (decrease) from changes in assets and
         liabilities:
      Accounts receivable....................................        (571)       (1,041)        (582)
      Inventories............................................         (95)            2          232
         Deferred tax assets.................................           -             -        7,093
      Prepaid expenses and other current assets..............         146           (33)         265
      Accounts payable.......................................         100           (13)         (79)
      Accrued expenses.......................................         299          (591)        (351)
      Deferred revenue.......................................        (356)          329          142
                                                               ---------------------------------------
           Net cash used in operating activities.............        (925)       (8,064)      (9,457)
                                                               ---------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment......................        (256)         (190)        (807)
    Other assets.............................................           -             -          (52)
    Sales of investments.....................................      33,051        21,775       43,883
    Purchases of investments.................................     (27,175)      (15,185)     (56,805)
                                                               ---------------------------------------
           Net cash provided by (used in) investing
              activities                                            5,620         6,400      (13,781)
                                                               ---------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock ..................         483           100          150
                                                               ---------------------------------------
           Net cash provided by financing activities.........         483           100          150
                                                               ---------------------------------------

Increase (decrease) in cash and cash equivalents.............       5,178        (1,564)     (23,088)
Cash and cash equivalents, beginning of year.................       2,304         3,868       26,956
                                                               ---------------------------------------

Cash and cash equivalents, end of year ......................      $7,482        $2,304       $3,868
                                                               =======================================


         The accompanying notes are an integral part of the consolidated financial statements.


                                                AWARE, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (IN THOUSANDS)


                                                                                 Retained
                                               Common Stock        Additional    Earnings        Total
                                          -----------------------    Paid-In   (Accumulated   Stockholders'
                                            Shares       Amount      Capital      Deficit)       Equity
                                          -----------------------------------------------------------------
Balance at December 31, 2001............     22,658         $227      $77,151      ($1,222)     $76,156

    Exercise of common stock options ...         10            -           63                        63
    Issuance of common stock under
       employee stock purchase plan.....         30            -           87                        87
    Net loss............................                                           (18,728)     (18,728)
                                          -----------------------------------------------------------------

Balance at December 31, 2002............     22,698          227       77,301      (19,950)      57,578

    Exercise of common stock options ...          3            -           10                        10
    Issuance of common stock under
       employee stock purchase plan.....         49            1           89                        90
    Net loss............................                                            (8,038)      (8,038)
                                          -----------------------------------------------------------------

Balance at December 31, 2003............     22,750          228       77,400      (27,988)      49,640

    Exercise of common stock options ...        110            1          349                       350
    Issuance of common stock under
       employee stock purchase plan.....         49            -          133                       133
    Net loss............................                                            (1,367)      (1,367)
                                          -----------------------------------------------------------------

Balance at December 31, 2004............     22,909         $229      $77,882     ($29,355)     $48,756
                                          =================================================================


           The accompanying notes are an integral part of the consolidated financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF BUSINESS

        We are a leader in the development and marketing of intellectual property for broadband communications. Our principal offering to date has been Asymmetric Digital Subscriber Line ("ADSL") technology for the telecommunications industry. ADSL enables telephone companies to use their existing copper telephone lines to offer broadband services. We license our broadband technology on a nonexclusive and worldwide basis to semiconductor companies that manufacture and sell integrated circuits that incorporate our technology to equipment companies who incorporate those integrated circuits into their products. We also offer ADSL hardware and software products and biometrics, medical and digital imaging software products.

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

        REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES -In connection with the preparation of this report, we concluded that it was appropriate to classify our auction variable rate notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as current investments in the short-term investments line item on our Consolidated Balance Sheet as of December 31, 2003. We have also made corresponding adjustments to our Consolidated Statements of Cash Flows for the periods ended December 31, 2003 and 2002, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidates Statements of Operations for any period presented.

        As of December 31, 2003, $17.2 million of these current investments were classified as cash and cash equivalents on our Consolidated Balance Sheet.

        For the fiscal years ended December 31, 2003 and 2002, net cash provided by (used in) investing activities related to these current investments of $17.2 million and $21.4 million, respectively, were included in cash and cash equivalents in our Consolidated Statements of Cash Flows

        INVESTMENTS - At December 31, 2004 and 2003, we categorized all securities as "available-for-sale," since we may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 2004 and 2003, unrealized gains and losses were not material. Gross realized gains on available for sale securities were $665 in 2004 and $11,912 in 2003. There were no gross realized losses during those periods.

        At December 31, 2004 and December 31, 2003, we held $15.8 million and $17.2 million, respectively, of auction variable rate notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The amortized cost of securities, which approximates fair value, consists of the following at December 31, 2004 and 2003 (in thousands):

        Short-term Investments                       2004             2003
        ----------------------                   ------------     ------------
          Auction variable rate notes........        $15,750          $17,200
          Corporate debt securities..........          2,586            1,393
          U.S. agency securities.............          9,147           14,154
                                                 ------------     ------------
            Total............................        $27,483          $32,747
                                                 ============     ============

        Investments                                  2004             2003
        -----------                              ------------     ------------
          Corporate debt securities..........         $    -           $1,709
          U.S. agency securities.............          3,301            2,204
                                                 ------------     ------------
            Total............................         $3,301           $3,913
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

           Building and improvements.........................    30 years
           Building improvements.............................    5 to 20 years
           Furniture and fixtures............................    5 years
           Computer, office & manufacturing equipment........    3 years
           Purchased software................................    3 years

        IMPAIRMENT OF LONG-LIVED ASSETS - We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. The cash flow estimates used to determine the impairment, if any, reflect our best estimates using appropriate assumptions and projections at that time. We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2004 and 2003.

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

        We derive our revenue from three sources (i) product revenue, which includes revenue from the sale of ADSL hardware and software products and biometrics medical and digital imaging software products, (ii)

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        contract revenue, which includes patent, license and engineering service fees that we receive under customer agreements, and (iii) royalties that we receive under customer agreements. In addition to the above general revenue recognition principles prescribed by SAB 104, our specific revenue recognition policies for each revenue source are more fully described below.

        PRODUCT SALES. Product sales consist primarily of revenue from the sale of: (i) hardware products, and (ii) software products.

        o Hardware products, including ADSL modules and ADSL test and development systems are standalone products that are sold independently of our technology licensing products. The terms of sales generally do not contain provisions that obligate us to provide additional products or services after shipment. Additionally, we do not grant return rights other than normal warranty rights of return. We recognize revenue: (i) upon shipment when products are shipped FOB shipping point, and (ii) upon delivery at the customer's location when products are shipped FOB destination.

        o Software products consists of standard off-the-shelf software that are generally sold to OEM customers for integration into their products. The terms of sale generally do not contain provisions that obligate us to provide additional products or services after shipment, other than technical telephone support for a brief period of time post sale. The cost of providing technical support is inconsequential because of the limited scope of the support. Additionally, we do not grant return rights other than normal warranty rights of return, and we generally do not customize software for customers. We also sell maintenance contracts that entitle customers to product updates.

                We recognize software revenue by applying the principles set forth in SAB 104 and American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, Software Revenue Recognition. Accordingly, we recognize revenue for software licenses: (i) upon shipment when products are shipped FOB shipping point, and (ii) upon delivery at the customer's location when products are shipped FOB destination. We recognize revenue for maintenance contracts ratably over the related contract period.

        CONTRACT REVENUE. We enter into nonexclusive development and license agreements with semiconductor licensees that generally require us to deliver technology and/or provide engineering services. In return, we receive one or more of the following forms of consideration: (i) patent and license fees; (ii) engineering service fees; and (iii) royalty payments.

        License fees, patent fees or engineering services fees are typically paid and the revenue is recognized during the product development period as technology is delivered or as engineering services milestones are achieved. Engineering milestones have historically been formulated to correlate with the estimated level of effort and related costs. We classify license, patent and engineering service fees as contract revenue.

        When our agreements include both the delivery of licensing rights and technology and the provision of engineering services, we combine the total patent, license and engineering service fees to be paid under the agreement. These total fees are recognized ratably over the expected product development period, subject to the limitation that the cumulative revenue recognized through the end of any period may not exceed cumulative contract payments to date. We review assumptions regarding the product development period on a regular basis and make adjustments as required. We believe that this method represents the appropriate systematic method for revenue recognition for this type of contract.

        After customers enter into development and license agreements, they often engage us to provide additional engineering work that is beyond the scope of their original agreement. When customers request additional services, both parties agree to engineering fees that are based on the level of effort required. We recognize revenue from these agreements either as engineering services are performed or as milestones are achieved.

        ROYALTY REVENUE. Royalty revenue is generally recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property. This report is

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        typically received in the quarter following sales of the licensed product by the licensee. The terms of our licensing agreements generally require licensees to give notification to us and to pay royalties within 45 to 60 days of the end of the quarter during which sales of licensed products take place.

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

        CAPITALIZATION OF SOFTWARE COSTS - We capitalize certain internally generated software development costs after technological feasibility of the product has been established. No software costs were capitalized for the years ended December 31, 2004, 2003 and 2002, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

        CONCENTRATION OF CREDIT RISK - At December 31, 2004 and 2003, we had cash and investments, in excess of federally insured deposit limits of approximately $38.2 million and $38.9 million, respectively.

        Concentration of credit risk with respect to net accounts receivable consists of $1.2 million, $0.6 million, and $0.3 million with three customers at December 31, 2004 and $0.5 million, $0.5 million, and $0.4 million with three customers at December 31, 2003.

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

        At December 31, 2004, we have four stock-based employee compensation plans, which are described more fully in Note 6. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123", to stock-based employee compensation (in thousands, except per share data):

                                                                               Year ended December 31,
                                                                   ---------------------------------------------
                                                                         2004            2003           2002
                                                                   ---------------------------------------------
        Net loss - as reported.................................         ($1,367)        ($8,038)      ($18,728)
        Deduct: Total stock-based employee compensation
          expense determined under fair value based method
          for all awards.......................................           8,277          21,107         21,207
                                                                   ---------------------------------------------
        Net loss - pro forma...................................         ($9,644)       ($29,145)      ($39,935)

        Basic loss per share - as reported.....................          ($0.06)         ($0.35)        ($0.83)
        Basic loss per share - pro forma.......................          ($0.42)         ($1.28)        ($1.76)

        Diluted loss per share - as reported...................          ($0.06)         ($0.35)        ($0.83)
        Diluted loss per share - pro forma.....................          ($0.42)         ($1.28)        ($1.76)

        The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Year ended December 31,
                                                        ------------------------------------------
                                                            2004           2003           2002
                                                        -------------  -------------  -------------
        Average risk-free interest rate.............           3.74%         2.97%          3.82%
        Expected life of option grants..............         5 years       5 years        5 years
        Expected volatility of underlying stock.....             93%           95%            99%
        Expected dividend yield.....................               -             -              -

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

        COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the years ended December 31, 2004, 2003 and 2002, comprehensive income (loss) was not materially different from net income (loss).

        ADVERTISING COSTS - Advertising costs are expensed as incurred and were not material for 2004, 2003 and 2002.

        RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). This Statement is a revision to SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R to impact our overall financial position.

        SEGMENTS - We organize ourselves as one segment reporting to the chief operating decision-maker. We have sales outside of the United States, which are described in Note 8. All long-lived assets are maintained in the United States.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      INVENTORIES

        Inventories consisted of the following at December 31 (in thousands):

                                                  2004              2003
                                             ---------------    --------------
         Raw materials..................               $143               $48
                                             ===============    ==============

4.      PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31 (in thousands):

                                                                         2004            2003
                                                                    --------------  ---------------
        Land.....................................................         $1,080          $1,080
        Building and improvements................................          8,837           8,837
        Computer equipment.......................................          5,931           5,688
        Purchased software.......................................          2,839           2,827
        Furniture and fixtures...................................            937             936
        Office equipment.........................................            346             346
        Manufacturing equipment..................................            268             268
                                                                    --------------  ---------------
           Total.................................................         20,238          19,982
        Less accumulated depreciation and amortization...........        (11,951)         (11,061)
                                                                    --------------  ---------------
           Property and equipment, net...........................         $8,287          $8,921
                                                                    ==============  ===============

        Depreciation expense amounted to $0.9 million, $1.3 million and $1.7 million in each of the years ended December 31, 2004, 2003, and 2002, respectively.

5.      INCOME TAXES

        Deferred tax assets are attributable to the following at December 31 (in thousands):

                                                                              2004           2003
                                                                          -------------  -------------
        Federal net operating loss carryforwards........................      $16,625        $16,560
        Research and development and other tax credit carryforwards.....       12,818         11,822
        State net operating loss carryforwards..........................          554          2,582
        Capitalized research and development costs......................       10,305          9,872
        Other ..........................................................          659            935
                                                                          -------------  -------------
           Total........................................................       40,961         41,771
        Less valuation allowance........................................      (40,961)       (41,771)
                                                                          -------------  -------------
           Deferred tax assets, net.....................................      $     -        $     -
                                                                          =============  =============

        A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                                      Year ended December 31,
                                                           ------------------------------------------
                                                                2004          2003           2002
                                                           -------------  ------------  -------------
        Federal statutory rate............................      (34%)          (34%)         (34%)
        State rate, net of federal benefit................       (7)            (6)           (6)
        Tax credits.......................................      (77)           (14)          (14)
        Change in valuation allowance.....................       98             50           111
        Other                                                    20              4             4
                                                           -------------  ------------  -------------
           Effective tax rate.............................        0%             0%           61%
                                                           =============  ============  =============

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        During 2002, we recorded a valuation allowance of $38.1 million against all of our deferred tax assets and in 2003 we increased the valuation allowance by $3.7 million to $41.8 million. The valuation allowance was recorded against deferred tax assets because we determined that it was more likely than not that all of the deferred tax assets may not be realized. In 2004, we increased the valuation allowance by $0.5 million primarily as a result of additional operating losses and tax credits, and reduced the valuation allowance by $1.4 million as a result of expiring state net operating loss carryforwards.

        We have incurred operating losses in 2004, 2003 and 2002. At December 31, 2004 and 2003, these cumulative factors resulted in our decision that it is more likely than not that all of our deferred tax assets may not be realized. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance is reversed approximately $22.0 million would be recorded as a credit to additional paid in capital reflecting the benefit of deductions from the exercise of stock options.

        As of December 31, 2004, we had federal net operating loss and research and experimentation credit carryforwards of approximately $48.9 million and $9.6 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates through 2024. In addition, at December 31, 2004, we had approximately $8.8 million and $4.9 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates through 2019.

6.      EQUITY AND STOCK COMPENSATION PLANS

        At December 31, 2004, we have four stock-based compensation plans, which are described below.

        FIXED STOCK OPTION PLANS - We have three fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan ("1990 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan ("1996 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. Under the 2001 Nonqualified Stock Plan ("2001 Plan"), we may grant nonqualified stock options to our employees and directors for up to 8,000,000 shares of common stock. Under all three plans, options are granted at an exercise price as determined by the Board of Directors and have a maximum term of ten years. Our options generally vest over three to five years, although we have granted options that are 50% or fully vested on the date of grant. As of December 31, 2004, there were 6,293,809 shares available for grant under the 2001 Plan, 1,178,570 shares available for grant under the 1996 Plan, and no shares available under the 1990 Plan. In February 2005, we granted fully vested stock options to our directors and certain of our officers to purchase an aggregate of 1,658,500 shares of our common stock. The options were granted with exercise prices equal to the fair market value of our common stock on the dates of grant.

        A summary of the transactions of our three fixed stock option plans for the years ended December 31, 2004, 2003, and 2002 are presented below:

                                                2004                         2003                        2002
                                      --------------------------  ---------------------------  -------------------------
                                                     Weighted                    Weighted                    Weighted
                                                      Average                     Average                     Average
                                                     Exercise                    Exercise                    Exercise
                                         Shares        Price         Shares        Price          Shares       Price
                                      --------------------------  ---------------------------  -------------------------
Outstanding at beginning of year...      3,467,929        $4.38      6,842,546        $17.47      6,268,208      $20.63
Granted............................      1,305,500         2.96      2,993,963          3.22      1,521,100        3.50
Exercised..........................       (110,087)        3.18         (2,937)         3.54         (9,736)       6.48
Forfeited or cancelled.............       (153,534)        5.83     (6,365,643)        17.91       (937,026)      16.00
                                      --------------------------  ---------------------------  -------------------------
Outstanding at end of year.........      4,509,808        $3.95      3,467,929         $4.38      6,842,546      $17.47
                                      ==========================  ===========================  =========================

Options exercisable at year end....      3,409,927        $4.23      2,356,254         $4.84      4,265,956      $21.01

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The weighted average grant date fair values of options granted during the years ended December 31, 2004 2003 and 2002 were $2.16, $2.37 and $2.65, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2004:

                                         Options Outstanding                               Options Exercisable
                       ----------------------------------------------------------  -------------------------------------
                           Number          Weighted-Avg.                                 Number
       Range of        Outstanding at  Remaining Contractual     Weighted-Avg.         Exercisable       Weighted-Avg.
   Exercise Prices        12/31/04              Life            Exercise Price         At 12/31/04       Exercise Price
   ---------------    -----------------------------------------------------------  -------------------------------------
  $0 to 5...........       4,287,391           9.0 years              $3.15              3,192,262            $3.19
   5 to 10..........          84,750           6.4                    $7.27                 80,185            $7.33
  10 to 20..........          46,417           3.2                   $10.59                 46,230           $10.59
  20 to 30..........          21,750           5.8                   $20.38                 21,750           $20.38
  30 to 40..........          45,000           4.5                   $33.56                 45,000           $33.56
  40 to 50..........          14,500           5.2                   $44.02                 14,500           $44.02
  50 to 70..........          10,000           4.8                   $58.06                 10,000           $58.06
                       -----------------------------------------------------------  -------------------------------------
                           4,509,808           8.8                    $3.95              3,409,927            $4.23
                       ===========================================================  =====================================

        EMPLOYEE STOCK PURCHASE PLAN - In June 1996, we adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of December 31, 2004 there were 172,680 shares available for future issuance under the ESPP Plan. We issued 48,437, 49,186 and 30,694 common shares under the ESPP Plan in 2004, 2003 and 2002, respectively.

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

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      COMMITMENTS AND CONTINGENT LIABILITIES

        LEASE COMMITMENTS - We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997. We conduct a portion of our activities in leased facilities in Lafayette, California under a non-cancelable operating lease that expires in 2007. The following is a schedule of future minimum rental payments (in thousands):

         YEAR ENDED DECEMBER 31,
         2005................................         $15
         2006................................          16
         2007................................          11
                                               -----------
            Total minimum lease payments.....         $42
                                               ===========

        Rental expense was approximately $35,000, $45,000 and $44,000 in 2004, 2003 and 2002, respectively.

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

        We sell our products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                                Year ended December 31,
                                                    -----------------------------------------------
                                                         2004             2003            2002
                                                    ---------------  --------------  --------------
        United States..............................       $10,101           $8,049         $11,045
        Germany....................................         4,910            1,990           2,271
        Rest of world..............................         1,474              804             528
                                                    ---------------  --------------  --------------
                                                          $16,485          $10,843         $13,844
                                                    ===============  ==============  ==============

        The portion of total revenue that was derived from major customers was as follows:

                                                                Year ended December 31,
                                                  -----------------------------------------------
                                                       2004            2003            2002
                                                  ---------------  --------------  --------------
        Customer A................................           28%             27%             32%
        Customer B................................           28%             17%             15%
        Customer C................................            7%             14%              7%
        Customer D................................            -%              9%             12%

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      EMPLOYEE BENEFIT PLAN

        In 1994, we established a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were $274,000, $284,000 and $340,000 in 2004, 2003 and 2002, respectively.

10.     NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is calculated as follows (in thousands, except per share data):

                                                                           Year ended December 31,
                                                             ------------------------------------------------
                                                                  2004            2003             2002
                                                             ---------------  --------------  ---------------
         Net income (loss).................................       ($1,367)         ($8,038)       ($18,728)

         Weighted average common shares outstanding........        22,785           22,713          22,679
         Additional dilutive common stock equivalents .....             -                -               -
                                                             ---------------  --------------  ---------------
         Diluted shares outstanding .......................        22,785           22,713          22,679
                                                             ===============  ==============  ===============

         Net income (loss) per share - basic...............        ($0.06)          ($0.35)          ($0.83)
         Net income (loss) per share - diluted.............        ($0.06)          ($0.35)          ($0.83)

        For the years ended December 31, 2004, 2003 and 2002, potential common stock equivalents of 356,411, 10,525 and 226,303, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the years ended December 31, 2004, 2003 and 2002, options to purchase 280,605, 3,352,283 and 4,770,052 shares of common stock at average weighted prices of $16.06, $4.45 and $23.54 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

11.     QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

        The following table presents unaudited quarterly operating results for each of our quarters in the two-year period ended December 31, 2004 (in thousands, except per share data):

                                                                      2004 Quarters Ended
                                                  -------------------------------------------------------
                                                     March 31     June 30     September 30   December 31
                                                  -------------------------------------------------------
        Revenue.................................        $3,602      $3,725         $4,561        $4,597
        Gross profit............................         2,598       2,877          3,687         3,778
        Income (loss) from operations...........        (1,270)       (923)            21           247
        Net income (loss).......................        (1,147)       (808)           164           424

        Net income (loss) per share - basic.....        ($0.05)     ($0.04)         $0.01         $0.02
        Net income (loss) per share - diluted ..        ($0.05)     ($0.04)         $0.01         $0.02

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      2003 Quarters Ended
                                                  -------------------------------------------------------
                                                     March 31     June 30     September 30   December 31
                                                  -------------------------------------------------------

        Revenue.................................        $1,947      $2,817         $3,055        $3,024
        Gross profit............................         1,539       2,339          2,315         2,040
        Loss from operations....................        (3,132)     (2,001)        (1,882)       (1,620)
        Net loss................................        (2,963)     (1,844)        (1,746)       (1,485)

        Net loss per share - basic..............        ($0.13)     ($0.08)        ($0.08)       ($0.07)
        Net loss per share - diluted ...........        ($0.13)     ($0.08)        ($0.08)       ($0.07)


                                     FINANCIAL STATEMENT SCHEDULE


    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS - YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                                            (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------
       COL. A                 COL. B        COL. C(1)       COL. C(2)      COL. D         COL. E
-----------------------------------------------------------------------------------------------------
                                                   ADDITIONS
                                           -------------------------
                            BALANCE AT      CHARGED TO      CHARGED       DEDUCTIONS      BALANCE
                             BEGINNING       COSTS AND      TO OTHER      CHARGED TO       AT END
                             OF PERIOD       EXPENSES       ACCOUNTS       RESERVES      OF PERIOD
-----------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts receivable:
   2004.................          $927          ($50)            -            $767           $110
   2003.................        $1,077         ($150)            -               -           $927
   2002.................          $380          $707             -             $10         $1,077


Inventory reserves:
   2004.................          $284             -             -               -           $284
   2003.................          $284             -             -               -           $284
   2002.................          $284             -             -               -           $284

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A.  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

EVALUATION OF CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned "DIRECTORS AND EXECUTIVE OFFICERS", "CORPORATE GOVERNANCE" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2005 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2005 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "INDEPENDENT ACCOUNTANTS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2005 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(A) Financial Statements and Exhibits:
                                                                           PAGE
  (1) Report of Independent Registered Public Accounting Firm.............  26
  Consolidated Balance Sheets as of December 31, 2004 and 2003............  28
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004.........................  29
  Consolidated Statements of Cash Flows for each of the
      three years in the period ended December 31, 2004...................  30
  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2004..............  31
  Notes to Consolidated Financial Statements..............................  32
  (2) Schedule II - Valuation and Qualifying Accounts.....................  43

  (3) Exhibits:

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

21.1            Subsidiaries of Registrant.
23.1            Consent of Independent Registered Public Accounting Firm.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AWARE, INC.


                                        By: /s/ Michael A. Tzannes
                                            ------------------------------------
                                        Michael A. Tzannes, Chief Executive
                                        Officer

                                        Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March 2005.


            SIGNATURE                                             TITLE

/s/ Michael A. Tzannes                           Chief Executive Officer and Director
------------------------------------
Michael A. Tzannes                               (Principal Executive Officer)


/s/ Edmund C. Reiter                             President and Director
------------------------------------
Edmund C. Reiter


/s/ Robert J. Weiskopf                           Chief Financial Officer
------------------------------------             (Principal Financial and Accounting Officer)
Robert J. Weiskopf


/s/ John K. Kerr                                 Chairman of the Board of Directors
------------------------------------
John K. Kerr


/s/ Frederick D. D'Alessio                       Director
------------------------------------
Frederick D. D'Alessio


/s/ David Ehreth                                 Director
------------------------------------
David Ehreth

/s/ G. David Forney, Jr.                         Director
------------------------------------
G. David Forney, Jr.


/s/ Adrian F. Kruse                              Director
------------------------------------
Adrian F. Kruse