Form 10-Q
period 2005-03-31
AWARE INC /MA/
filed 2005-05-10
CIK 1015739

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

                      FOR THE QUARTER ENDED MARCH 31, 2005

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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). YES __X__ NO _____

Indicate the number of shares outstanding of the issuer's common stock as of April 29, 2005:

                  CLASS                          NUMBER OF SHARES OUTSTANDING
                  -----                          ----------------------------
Common Stock, par value $0.01 per share               22,992,688 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         March 31, 2005 and December 31, 2004..........................    3

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 2005
         and March 31, 2004............................................    4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2005
         and March 31, 2004............................................    5

         Notes to Consolidated Financial Statements....................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................   10

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk...................................................   21

Item 4.  Controls and Procedures.......................................   22

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   23

Item 6.  Exhibits......................................................   24

         Signatures....................................................   24


                                                 PART I. FINANCIAL INFORMATION
                                           ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                          AWARE, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                          (UNAUDITED)


                                                                                          MARCH 31,           DECEMBER 31,
                                                                                             2005                 2004
                                                                                       -----------------    -----------------
                                      ASSETS
Current assets:
     Cash and cash equivalents................................................               $9,994               $7,482
     Short-term investments...................................................               28,843               27,483
     Accounts receivable, net.................................................                3,314                3,070
     Inventories..............................................................                  124                  143
     Prepaid expenses and other assets........................................                  498                  417
                                                                                       -----------------    -----------------
           Total current assets                                                              42,773               38,595
                                                                                       -----------------    -----------------

Property and equipment, net...................................................                8,196                8,287
Investments...................................................................                    -                3,301
                                                                                       -----------------    -----------------
           Total assets.......................................................              $50,969              $50,183
                                                                                       =================    =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                  $562                 $361
     Accrued expenses ........................................................                  164                  157
     Accrued compensation ....................................................                  824                  625
     Accrued professional.....................................................                  156                  169
     Deferred revenue.........................................................                  572                  115
                                                                                       -----------------    -----------------
             Total current liabilities........................................                2,278                1,427
                                                                                       -----------------    -----------------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding.................................................
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
            and outstanding, 22,987,531 in 2005 and 22,908,918 in 2004........                  230                  229
      Additional paid-in capital..............................................               78,130               77,882
      Accumulated deficit.....................................................              (29,669)             (29,355)
                                                                                       -----------------    -----------------
            Total stockholders' equity........................................               48,691               48,756
                                                                                       -----------------    -----------------
            Total liabilities and stockholders' equity........................              $50,969              $50,183
                                                                                       =================    =================


                     The accompanying notes are an integral part of the consolidated financial statements.


                                               AWARE, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    ------------------------------------
                                                                          2005               2004
                                                                    -----------------   ----------------
Revenue:
    Product sales.................................................            $961              $1,223
    Contract revenue..............................................           2,163               1,278
    Royalties.....................................................           1,100               1,101
                                                                    -----------------   ----------------
        Total revenue                                                        4,224               3,602

Costs and expenses:
    Cost of product sales.........................................              60                 337
    Cost of contract revenue......................................             840                 667
    Research and development......................................           2,553               2,671
    Selling and marketing.........................................             633                 604
    General and administrative....................................             669                 593
                                                                    -----------------   ----------------
         Total costs and expenses                                            4,755               4,872

Loss from operations..............................................            (531)             (1,270)
Interest income...................................................             217                 123
                                                                    -----------------   ----------------

Loss before provision for income taxes............................            (314)             (1,147)
Provision for income taxes........................................               -                   -
                                                                    -----------------   ----------------

Net loss..........................................................           ($314)            ($1,147)
                                                                    =================   ================

Net loss per share - basic and diluted ...........................          ($0.01)             ($0.05)

Weighted average shares - basic and diluted.......................          22,943              22,751


          The accompanying notes are an integral part of the consolidated financial statements.


                                               AWARE, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    -----------------------------------
                                                                         2005               2004
                                                                    ----------------  -----------------
Cash flows from operating activities:
   Net loss...................................................               ($314)          ($1,147)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization.............................                 150               291
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable..................................                (244)              294
         Inventories..........................................                  19               (43)
         Prepaid expenses.....................................                 (81)              (33)
         Accounts payable.....................................                 201               468
         Accrued expenses.....................................                 193               218
         Deferred revenue.....................................                 457              (197)
                                                                    ----------------  -----------------
            Net cash provided by (used in) operating
               activities.....................................                 381              (149)
                                                                    ----------------  -----------------

Cash flows from investing activities:
    Purchases of property and equipment.......................                 (59)              (25)
    Sales of investments......................................               8,309            12,214
    Purchases of investments..................................              (6,368)          (10,254)
                                                                    ----------------  -----------------
            Net cash provided by investing activities.........               1,882             1,935
                                                                    ----------------  -----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock...................                 249                15
                                                                    ----------------  -----------------
            Net cash provided by financing activities.........                 249                15
                                                                    ----------------  -----------------

Increase in cash and cash equivalents.........................               2,512             1,801
Cash and cash equivalents, beginning of period................               7,482             2,304
                                                                    ----------------  -----------------

Cash and cash equivalents, end of period......................              $9,994            $4,105
                                                                    ================  =================


          The accompanying notes are an integral part of the consolidated financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)      BASIS OF PRESENTATION

        The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2005, and of operations and cash flows for the interim periods ended March 31, 2005 and 2004.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 2004 in conjunction with our 2004 Annual Report on Form 10-K.

        Auction rate securities in the amount of $17.2 million at December 31, 2003 and $17.8 million at March 31, 2004 have been reclassified from cash and cash equivalents to short-term investments in the statement of cash flows for the three months ended March 31, 2004 to conform to the 2005 financial statement presentation. Accordingly, the statement of cash flows for the quarter ended March 31, 2004 reflects the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.

        The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year.

B)      INVENTORY

        Inventory consists primarily of the following (in thousands):

                                                 MARCH 31,        DECEMBER 31,
                                                   2005               2004
                                              ---------------    ---------------
                Raw materials.............         $124               $143
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

        Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            -------------------------------
                                                                  2005            2004
                                                            ---------------- --------------
        Net loss...........................................         ($314)        ($1,147)

        Weighted average common shares outstanding.........        22,943          22,751
        Additional dilutive common stock equivalents.......             -               -
                                                            ---------------- --------------
        Diluted shares outstanding ........................        22,943          22,751
                                                            ================ ==============

        Net loss per share - basic.........................        ($0.01)         ($0.05)
        Net loss per share - diluted.......................        ($0.01)         ($0.05)

        For the three month periods ended March 31, 2005 and 2004, potential common stock equivalents of 1,709,750 and 434,263, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the three month periods ended March 31, 2005 and 2004, options to purchase 1,880,917 and 263,075 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

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

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     -----------------------------
                                                                            2005           2004
                                                                     -----------------------------
        Net loss - as reported...................................           ($314)       ($1,147)
        Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards..........................................           7,736          3,437
                                                                     -----------------------------
        Net loss - pro forma.....................................         ($8,050)       ($4,584)
                                                                     =============================

        Basic loss per share - as reported.......................          ($0.01)        ($0.05)
        Basic loss per share - pro forma.........................          ($0.35)        ($0.20)

        Diluted loss per share - as reported.....................          ($0.01)        ($0.05)
        Diluted loss per share - pro forma.......................          ($0.35)        ($0.20)

        The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     -----------------------------
                                                                            2005           2004
                                                                     -----------------------------

        Average risk-free interest rate..........................           3.88%          2.99%
        Expected life of option grants...........................         5 years        5 years
        Expected volatility of underlying stock..................             87%            95%
        Expected dividend yield..................................               -              -

E)      BUSINESS SEGMENTS

        The Company organizes itself as one segment and conducts its operations in the United States.

        The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     -----------------------------
                                                                            2005           2004
                                                                     -----------------------------
        United States............................................          $2,025         $2,037
        Germany..................................................           1,180          1,240
        Rest of World............................................           1,019            325
                                                                     -----------------------------
                                                                           $4,224         $3,602
                                                                     =============================

F)      RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised
        2004), Share-Based Payment ("SFAS 123R"). This Statement is a revision to SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The planned effective date of SFAS 123R was to be the first interim or annual reporting period that began after June 15, 2005. In April 2005, the effective date was extended for calendar year companies until January 1, 2006. We expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R to impact our overall financial position.

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

Product sales decreased 21% from $1.2 million in the first quarter of 2004 to $1.0 million in the current year quarter. As a percentage of total revenue, product sales decreased from 34% in the first quarter of 2004 to 23% in the current year quarter. The dollar decrease was due to a $0.5 million decrease in revenue from the sale of hardware products which was partially offset by a $0.3 million increase in revenue from the sale of software products.

        CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL (including ADSL2, ADSL2plus or VDSL2) chipsets.

Contract revenue increased 69% from $1.3 million in the first quarter of 2004 to $2.2 million in the current year quarter. As a percentage of total revenue, contract revenue increased from 35% in the first quarter of 2004 to 51% in the current year quarter. The dollar increase was from new agreements with existing and new customers.

Both existing and prospective ADSL chipset licensees continue to be reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions.

        ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties were $1.1 million in the first quarter of 2004 and in the current year quarter. As a percentage of total revenue, royalties decreased from 31% in the first quarter of 2004 to 26% in the current year quarter.

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

        COST OF PRODUCT SALES. Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales. Cost of product sales decreased 82% from $337,000 in the first quarter of 2004 to $60,000 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 28% in the first quarter of 2004 to 6% in the current year quarter. The dollar decrease in cost of product sales was due to lower sales of hardware modules. The overall dollar and percentage increases in product margins were primarily due to a larger proportion of software sales in the product sales revenue mix.

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

Cost of contract revenue increased 26% from $0.7 million in the first quarter of 2004 to $0.8 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 52% in the first quarter of 2004 to 39% in the current year quarter. The dollar increase in cost of contract revenue was primarily due to more customer projects in the first quarter of 2005 as compared with the first quarter of 2004. Since our cost of contract revenue is based on the level of effort we expend on customer projects and the number of customer projects increased in the first quarter of 2005, cost of contract revenue increased as well.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology. Research and development expense decreased 4% from $2.7 million in the first quarter of 2004 to $2.6 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 74% in the first quarter of 2004 to 60% in the current year quarter, principally as a result of increased revenues.

The dollar decrease was from $0.1 million decreased spending resulting from a shift of engineers to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in 2005 than in 2004. The dollar decrease in spending was also attributable to $0.1 million lower compensation and fringe benefit costs and $0.1 million lower depreciation expense. The dollar decreases were partially offset by a $0.2 million increase for chip design and tape out costs.

Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2plus StratiPHY2+(TM) technology and chips, developing VDSL2 technology and chips, developing test and diagnostics hardware and software and developing imaging and biometrics software.

        SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 5% from $604,000 in the first quarter of 2004 to $633,000 in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 17% in the first quarter of 2004 to 15% in the current year quarter. The dollar increase was primarily due to higher sales commissions on increased revenues.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses. General and administrative expense increased 13% from $593,000 in the first quarter of 2004 to $669,000 in the current year quarter. As a percentage of total revenue, general and administrative expense was approximately 16% in the first quarter of 2004 and in the current year quarter. The dollar increase was primarily due to higher spending on salary and fringe benefits.

        INTEREST INCOME. Interest income increased 76% from $123,000 in the first quarter of 2004 to $217,000 in the current year quarter. The dollar increase was primarily due to higher interest rates earned on our cash balances and higher cash balances.

        INCOME TAXES. We made no provision for income taxes in the first three months of 2005 or 2004 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2005, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had cash, cash equivalents, short-term investments and investments of $38.8 million, which represents an increase of $0.6 million from December 31, 2004. The increase is primarily due to $0.4 million of cash provided by operations and $0.2 million of proceeds from the exercise of employee stock options.

Cash provided by operations in the first three months of 2005 was primarily the result of net working capital increases which were partially offset by the operating loss.

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). This Statement is a revision to SFAS 123, ACCOUNTING FOR STOCK-BASED Compensation, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The planned effective date of SFAS 123R was to be the first interim or annual reporting period that began after June 15, 2005. In April 2005, the effective date was extended for calendar year companies until January 1, 2006. We expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R to impact our overall financial position.

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

WE EXPERIENCED NET LOSSES

We had a net loss during 2001, 2002, 2003, 2004 and the first three months of 2005. We may continue to experience losses in the future if:

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

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. In 2000, 2001, and 2002, the ADSL industry had experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. ASPs have also been under pressure because of intense competition in the ADSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the remainder of 2005 and beyond. Our royalty revenue may decline over the long term.

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

WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONE CUSTOMER

In 2002, 2003, 2004 and the first three months of 2005, we derived 32%, 27%, 28% and 24%, respectively, of our total revenue from ADI. ADI was the first customer to license ADSL technology from us in 1993, and their chipsets are the most mature implementations of our technology in the market. Our royalty revenues to date have been primarily due to sales of ADI chipsets that use our ADSL technology. Our royalty revenue in the near term is highly dependent upon ADI's ADSL chipset market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADI's ADSL revenue, which in turn has adversely affected our royalty revenue. To the extent that ADI has lost market share, or loses market share in the future, is unable to transition its product to support new ADSL2 and ADSL2plus standards, or experiences further price erosion in its ADSL chipsets, our royalty revenue could decline.

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

We do not use derivative financial instruments for speculative or trading purposes. As of March 31, 2005, we had invested $38.8 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

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


                                        AWARE, INC.


        Date: May 10, 2005              By:     /s/ Michael A. Tzannes
                                                ----------------------
                                                Michael A. Tzannes,
                                                Chief Executive Officer


        Date: May 10, 2005              By:     /s/ Robert J. Weiskopf
                                                ----------------------
                                                Robert J. Weiskopf,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)