Form 10-Q
period 2005-06-30
AWARE INC /MA/
filed 2005-08-09
CIK 1015739

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

                       FOR THE QUARTER ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). YES _X_ NO ___


Indicate the number of shares outstanding of the issuer's common stock as of July 22, 2005:

              CLASS                             NUMBER OF SHARES OUTSTANDING
              -----                             ----------------------------
Common Stock, par value $0.01 per share               23,077,087 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of
           June 30, 2005 and December 31, 2004..........................     3

           Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2005
           and June 30, 2004............................................     4

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2005
           and June 30, 2004............................................     5

           Notes to Consolidated Financial Statements...................     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................    10

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk..................................................    22

Item 4.    Controls and Procedures......................................    23

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings............................................    24

Item 4.    Submission of Matters to a Vote of Security Holders..........    24

Item 6.    Exhibits ....................................................    25

           Signatures...................................................    25


                                               PART I. FINANCIAL INFORMATION
                                         ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                        AWARE, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                        (UNAUDITED)


                                                                                         JUNE 30,           DECEMBER 31,
                                                                                           2005                2004
                                                                                     -----------------    ----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................             $13,088               $7,482
     Short-term investments...................................................              24,659               27,483
     Accounts receivable, net.................................................               1,926                3,070
     Inventories..............................................................                 122                  143
     Prepaid expenses and other current assets................................                 516                  417
                                                                                     -----------------    ----------------
           Total current assets...............................................              40,311               38,595
                                                                                     -----------------    ----------------

Property and equipment, net...................................................               8,133                8,287
Investments...................................................................               1,001                3,301
                                                                                     -----------------    ----------------

           Total assets.......................................................             $49,445              $50,183
                                                                                     =================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................                 $489                 $361
     Accrued expenses ........................................................                 129                  157
     Accrued compensation ....................................................                 652                  625
     Accrued professional.....................................................                 144                  169
     Deferred revenue.........................................................                 562                  115
                                                                                     -----------------    ----------------
             Total current liabilities........................................               1,976                1,427
                                                                                     -----------------    ----------------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                   -                    -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
             and outstanding, 23,076,627 in 2005 and 22,908,918 in 2004......                  231                  229
      Additional paid-in capital..............................................              78,429               77,882
      Accumulated deficit....................................................              (31,191)             (29,355)
                                                                                     -----------------    ----------------
             Total stockholders' equity......................................               47,469               48,756
                                                                                     -----------------    ----------------

             Total liabilities and stockholders' equity.......................             $49,445              $50,183
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


                                                        AWARE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        (UNAUDITED)


                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                         -------------------------------    ------------------------------
                                                              2005            2004               2005            2004
                                                         --------------- ---------------    --------------- --------------
Revenue:
    Product sales.......................................           $785          $1,028             $1,746         $2,251
    Contract revenue....................................            978           1,791              3,141          3,069
    Royalties...........................................            920             906              2,020          2,007
                                                         --------------- ---------------    --------------- --------------
     Total revenue.....................................           2,683           3,725              6,907          7,327

Costs and expenses:
    Cost of product sales...............................             62             195                122            532
    Cost of contract revenue............................            718             653              1,558          1,320
    Research and development............................          2,360           2,503              4,913          5,174
    Selling and marketing...............................            710             667              1,343          1,271
    General and administrative..........................            627             630              1,296          1,223
                                                         --------------- ---------------    --------------- --------------
     Total costs and expenses...........................          4,477           4,648              9,232          9,520

Loss from operations....................................         (1,794)           (923)            (2,325)        (2,193)
Interest income.........................................            272             115                489            238
                                                         --------------- ---------------    --------------- --------------

Loss before provision for income taxes..................         (1,522)           (808)            (1,836)        (1,955)
Provision for income taxes..............................              -               -                                 -
                                                         --------------- ---------------    --------------- --------------

Net loss................................................        ($1,522)          ($808)           ($1,836)       ($1,955)
                                                         =============== ===============    =============== ==============


Net loss per share - basic and diluted................           ($0.07)         ($0.04)           ($0.08)        ($0.09)


Weighted average shares - basic and diluted.............         23,019          22,766             22,982         22,759


                   The accompanying notes are an integral part of the consolidated financial statements.


                                                  AWARE, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                         ------------------------------------
                                                                              2005                2004
                                                                         ----------------    ----------------
Cash flows from operating activities:
   Net loss........................................................             ($1,836)            ($1,955)

   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization..................................                 295                 563
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable.......................................               1,144                 632
         Inventories...............................................                  21                  (4)
         Prepaid expenses..........................................                 (99)                187
         Accounts payable..........................................                 128                 148
         Accrued expenses..........................................                 (26)                417
         Deferred revenue..........................................                 447                (347)
                                                                         ----------------    ----------------
            Net cash provided by (used in) operating activities....                  74                (359)
                                                                         ----------------    ----------------

Cash flows from investing activities:
    Purchases of property and equipment............................                (141)               (101)
    Sales of investments...........................................              16,374              24,547
    Purchases of investments.......................................             (11,250)            (13,240)
                                                                         ----------------    ----------------
            Net cash provided by investing activities..............               4,983              11,206
                                                                         ----------------    ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock........................                 549                  95
                                                                         ----------------    ----------------
            Net cash provided by financing activities..............                 549                  95
                                                                         ----------------    ----------------

Increase in cash and cash equivalents..............................               5,606              10,942
Cash and cash equivalents, beginning of period.....................               7,482               2,304
                                                                         ----------------    ----------------

Cash and cash equivalents, end of period...........................             $13,088             $13,246
                                                                         ================    ================


             The accompanying notes are an integral part of the consolidated financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)      BASIS OF PRESENTATION

        The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2005, and of operations and cash flows for the interim periods ended June 30, 2005 and 2004.

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

        Auction rate securities in the amount of $17.2 million at December 31, 2003 and $11.6 million at June 30, 2004 have been reclassified from cash and cash equivalents to short-term investments in the statement of cash flows for the six months ended June 30, 2004 to conform to the 2005 financial statement presentation. Accordingly, the statement of cash flows for the quarter ended June 30, 2004 reflects the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.

        The results of operations for the interim period ended June 30, 2005 are not necessarily indicative of the results to be expected for the year.

B)      INVENTORY

        Inventory consists primarily of the following (in thousands):

                                           JUNE 30,             DECEMBER 31,
                                             2005                   2004
                                      -------------------    -------------------
        Raw materials...............           $122                   $143
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

        Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          ---------------------------   ---------------------------
                                                              2005          2004            2005          2004
                                                          ------------- -------------   ------------- -------------
        Net loss..........................................    ($1,522)        ($808)        ($1,836)      ($1,955)

        Weighted average common shares outstanding........     23,019        22,766          22,982         22,759
        Additional dilutive common stock equivalents......          -             -               -              -
                                                          ------------- -------------   ------------- -------------
        Diluted shares outstanding .......................     23,019        22,766          22,982         22,759
                                                          ============= =============   ============= =============

        Net loss per share - basic........................     ($0.07)       ($0.04)         ($0.08)       ($0.09)
        Net loss per share - diluted......................     ($0.07)       ($0.04)         ($0.08)       ($0.09)

        For the three month periods ended June 30, 2005 and 2004, potential common stock equivalents of 1,594,581 and 317,117, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the six month periods ended June 30, 2005 and 2004, potential common stock equivalents of 1,651,837 and 377,258, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the three month periods ended June 30, 2005 and 2004, options to purchase 1,877,917 and 316,916 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. For the six month periods ended June 30, 2005 and 2004, options to purchase 1,877,917 and 316,916 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

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

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          ---------------------------   ---------------------------
                                                              2005          2004            2005          2004
                                                          ------------- -------------   ------------- -------------
        Net loss - as reported............................    ($1,522)        ($808)        ($1,836)      ($1,955)
        Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards...........................        713         2,111           8,449         5,549
                                                          ------------- -------------   ------------- -------------
        Net loss - pro forma .............................    ($2,235)      ($2,919)       ($10,285)      ($7,504)
                                                          ============= =============   ============= =============

        Basic loss per share - as reported................     ($0.07)       ($0.04)         ($0.08)       ($0.09)
        Basic loss per share - pro forma..................     ($0.10)       ($0.13)         ($0.45)       ($0.33)

        Diluted loss per share - as reported..............     ($0.07)       ($0.04)         ($0.08)       ($0.09)
        Diluted loss per share - pro forma................     ($0.10)       ($0.13)         ($0.45)       ($0.33)

        The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          ---------------------------   ---------------------------
                                                              2005          2004            2005          2004
                                                          ------------- -------------   ------------- -------------
        Average risk-free interest rate...................       3.87%         3.72%           3.88%         3.36%
        Expected life of option grants....................     5 years       5 years         5 years       5 years
        Expected volatility of underlying stock...........         84%           95%             86%           95%
        Expected dividend yield...........................           -             -               -             -

F)      BUSINESS SEGMENTS

        The Company organizes itself as one segment and conducts its operations in the United States.

        The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                         ----------------------------  ----------------------------
                                                             2005           2004           2005          2004
                                                         -------------  -------------  ------------- --------------
        United States....................................     $1,651         $1,857         $3,676        $3,894
        Germany..........................................        735          1,113          1,915         2,353
        Rest of World....................................        297            755          1,316         1,080
                                                         -------------  -------------  ------------- --------------
                                                              $2,683         $3,725         $6,907        $7,327
                                                         =============  =============  ============= ==============

G)      RECENT ACCOUNTING PRONOUNCEMENTS

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

Product sales decreased 24% from $1.0 million in the second quarter of 2004 to $0.8 million in the current year quarter. As a percentage of total revenue, product sales increased from 28% in the second quarter of 2004 to 29% in the current year quarter. For the six months ended June 30, product sales decreased 22% from $2.3 million in 2004 to $1.7 million in 2005. As a percentage of total revenue, product sales decreased from 31% in the first six months of 2004 to 25% in the corresponding period of 2005.

For the three month period, the dollar decrease was due to a $0.3 million decrease in revenue from the sale of hardware products, partially offset by an increase in revenue of $0.1 million from the sale of software products. For the six month period, the dollar decrease was due to a $0.8 million decrease in revenue from the sale of hardware products, partially offset by an increase in revenue of $0.3 million from the sale of software products.

        CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL (including ADSL2, ADSL2plus or VDSL2) chipsets.

Contract revenue decreased 45% from $1.8 million in the second quarter of 2004 to $1.0 million in the current year quarter. As a percentage of total revenue, contract revenue decreased from 48% in the second quarter of 2004 to 36% in the current year quarter. The dollar decrease was due to lower license fee revenues associated with the achievement of milestones.

For the six months ended June 30, contract revenue increased 2% and was approximately $3.1 million in both 2004 and 2005. As a percentage of total revenue, contract revenue increased from 42% in the first six months of 2004 to 45% in the corresponding period of 2005.

While we believe that the transition to ADSL2plus technology in the ADSL industry and the establishment of a VDSL2 standard by the International Telecommunications Union increase the value proposition of our technology, both existing and prospective ADSL chipset licensees have continued to be reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions.

        ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties increased 2% from the second quarter of 2004 and were approximately $0.9 million in both the current and prior year's comparable quarter. As a percentage of total revenue, royalties increased from 24% in the second quarter of 2004 to 34% in the current year quarter. For the six months ended June 30, royalties increased 1% from 2004 and were approximately $2.0 million in both 2004 and 2005. As a percentage of total revenue, royalties increased from 27% in the first six months of 2004 to 29% in the corresponding period of 2005.

Our royalty revenue comes predominantly from ADSL chipset sales by Analog Devices, Inc. ("ADI"), and Infineon Technologies AG ("Infineon"). Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to steadily decline. We are uncertain how the transition to ADSL2plus and VDSL2 will impact our customers in the near term, how quickly sales of our customers' chipsets will increase and whether such increases will contribute meaningful royalties to us.

        COST OF PRODUCT SALES. Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales. Cost of product sales decreased 68% from $195,000 in the second quarter of 2004 to $62,000 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 19% in the second quarter of 2004 to 8% in the current year quarter. This percentage decrease was primarily due to lower hardware sales during the current quarter. In terms of dollars, the decrease in cost of product sales and product margin was primarily due to lower hardware product sales. The increase in product margin as a percent of product sales was primarily due to a larger proportion of software sales in the product sales revenue mix.

For the six months ended June 30, cost of product sales decreased 77% from $532,000 in 2004 to $122,000 in 2005. As a percentage of product sales, cost of product sales decreased from 24% in the first six months of 2004 to 7% in the corresponding period of 2005. In terms of dollars, the decrease in cost of product sales and product margin was primarily due to lower hardware product sales. The increase in product margin as a percent of product sales was primarily due to a larger proportion of software sales in the product sales revenue mix.

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

Cost of contract revenue increased 10% from the second quarter of 2004 to the second quarter of 2005, and was approximately $0.7 million in both quarters. As a percentage of contract revenue, cost of contract revenue increased from 36% in the second quarter of 2004 to 73% in the current year quarter. For the six months ended June 30, cost of contract revenue increased 18% from $1.3 million in 2004 to $1.6 million in 2005. As a percentage of contract revenue, cost of contract revenue increased from 43% in the first six months of 2004 to 50% in the corresponding period of 2005.

For the three and six month periods, the dollar increase in cost of contract revenue was primarily due to more customer projects in the first three and six month periods of 2005 as compared with 2004. Since our cost of contract revenue is based on the level of effort we expend on customer projects and the number of customer projects increased, cost of contract revenue increased as well.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology. Research and development expense decreased 6% from $2.5 million in the second quarter of 2004 to $2.4 million in 2005. As a percentage of total revenue, research and development expense increased from 67% in the second quarter of 2004 to 88% in the current year quarter. For the six months ended June 30, research and development expense decreased 5% from $5.2 million in 2004 to $4.9 million in 2005. As a percentage of total revenue, research and development expense was approximately 71% in the first six months of both 2004 and 2005.

For the three month period, the dollar decrease was primarily attributable to lower depreciation expense. For the six month period the dollar decrease was from $0.2 million decreased spending resulting from a shift of engineers to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in 2005 than in 2004. The dollar decrease in spending was also attributable to $0.2 million lower depreciation expense. The dollar decreases were partially offset by a $0.3 million increase for chip design and tape out costs associated with our StratiPHY3 product.

Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2plus StratiPHY2+(TM) technology and chips, developing our VDSL2 StratiPHY3 technology and chips, developing test and diagnostics hardware and software and developing imaging and biometrics software.

        SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 6% in the current quarter compared with the corresponding quarter of 2004, and was approximately $0.7 million in the second quarter of both 2004 and 2005. As a percentage of total revenue, sales and marketing expense increased from 18% in the second quarter of 2004 to 26% in the current year quarter. For the current six months ended June 30, selling and marketing expense increased 6% and was approximately $1.3 million in both 2004 and 2005. As a percentage of total revenue, selling and marketing expense increased from 17% in the first six months of 2004 to 19% in the corresponding period of 2005. For both the three and six month periods, the dollar increases were mainly attributable to higher compensation costs.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses. General and administrative expenses were approximately $0.6 million in the second quarter of both 2004 and 2005. As a percentage of total revenue, general and administrative expense increased from 17% in the second quarter of 2004 to 23% in the corresponding quarter of the current year. For the six months ended June 30, general and administrative expense increased 6% from $1.2 million in 2004 to $1.3 million in 2005. As a percentage of total revenue, general and administrative expense increased from 17% in the first six months of 2004 to 19% in the corresponding period of 2005.

For the six month period, the dollar increase in 2005 was primarily due to higher spending on salary and fringe benefits.

        INTEREST INCOME. Interest income increased 137% from $115,000 in the second quarter of 2004 to $272,000 in the current year quarter. For the six months ended June 30, interest income increased 105% from $238,000 in 2004 to $489,000 in 2005. For the three and six month periods, the dollar increase was due to higher interest rates earned on our cash and investment balances.

        INCOME TAXES. We made no provision for income taxes in the first six months of 2005 and 2004 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of June 30, 2005, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had cash, cash equivalents, short-term investments and investments of $38.7 million, which represents an increase of $0.5 million from December 31, 2004. The increase was from $0.5 million of proceeds from the exercise of employee stock options, $0.1 million of cash provided by operations partially offset by capital expenditures of $0.1 million.

Cash provided by operations in the first six months of 2005 was primarily from changes in working capital. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

At June 30, 2004, we had cash, cash equivalents, short-term investments and investments of $38.6 million, which represents a decrease of $0.4 million from December 31, 2003. The decrease was primarily due to $0.4 million of cash used in operations

Cash used in operations in the first six months of 2004 was primarily the result of operating losses and working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

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


WE EXPERIENCED NET LOSSES

We had a net loss during 2001, 2002, 2003, 2004 and the first six months of 2005. We may continue to experience losses in the future if:

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


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM A SMALL NUMBER OF CUSTOMERS

In 2002, 2003, 2004 and the first six months of 2005, we derived 32%, 27%, 28% and 27%, respectively, of our total revenue from ADI and 15%, 17%, 28%, and 27% respectively, of our total revenue from Infineon. ADI and Infineon have developed many generations of ADSL chipsets based upon our technology. Our royalty revenue in the near term is highly dependent upon ADI's and Infineon's ADSL chipset market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADSL chipset revenues, which in turn has adversely affected our royalty revenue. To the extent that ADI or Infineon loses market share, is unable to transition its product to support new ADSL2 and ADSL2plus standards, or experiences further price erosion in its ADSL chipsets, our royalty revenue could decline.


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

ADSL services offered over copper telephone networks also compete with alternative broadband transmission technologies that use the telephone network as well as other network architectures. Alternative technologies for the telephone network include symmetric high speed DSL (also known as HDSL, SDSL and G.SHDSL), and very high speed DSL, also known as VDSL. These DSL technologies may be based on techniques other than those used by ADSL to transport high-speed data over telephone lines. While we are actively developing VDSL technology and products that meet new VDSL2 standards, we are not certain that we will be able to participate in future VDSL deployments. Alternative technologies that use other network architectures to provide high-speed data service include cable modems using cable networks, wireless solutions using wireless networks, and optical solutions using fiber optics technology. These alternative broadband technologies may be more successful than ADSL and we may not be able to participate in the markets involving these alternative technologies.

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

We do not use derivative financial instruments for speculative or trading purposes. As of June 30, 2005, we had $37.7 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of June 30, 2005, we had invested $1.0 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at June 30, 2005. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.

                                       Valuation of securities                        Valuation of securities
                                        given an interest rate                         given an interest rate
                                             decrease of              No change             increase of
                                       -------------------------     in interest      -------------------------
Type of security                         (100BP)      (50 BP)           rates           100 BP        50 BP
---------------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years           $1,015      $1,008            $1,001            $986         $993

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


                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2005, we held our Annual Meeting of Stockholders (the "Annual Meeting"). Matters voted on and the results of those votes are set forth below:

(1) Each of Frederick D. D'Alessio, Adrian F. Kruse and Edmund C. Reiter was elected to serve as a Class III director of the Company for a term expiring at the annual meeting of stockholders of the Company in 2008 or a special meeting in lieu thereof. Each of John K. Kerr, David Ehreth,
        G. David Forney, and Michael A. Tzannes continued to serve as a director following the Annual Meeting.

        The votes cast to elect the Class III directors were:

        Name                                 For                 Abstain
        ----                                 ---                 -------

        Frederick D. D'Alessio               21,273,212          748,264
        Adrian F. Kruse                      21,576,498          444,978
        Edmund C. Reiter                     21,577,263          444,213

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


                                        AWARE, INC.


        Date: August 9, 2005            By:  /s/ Michael A. Tzannes
                                             ----------------------
                                             Michael A. Tzannes, Chief Executive
                                             Officer


        Date: August 9, 2005            By:  /s/ Robert J. Weiskopf
                                             ----------------------
                                             Robert J. Weiskopf, Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)