Form 10-Q
period 2005-09-30
AWARE INC /MA/
filed 2005-11-04
CIK 1015739

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

                                 (781) 276-4000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2). YES X   NO
                           ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES    NO X
                                    ---   ---

Indicate the number of shares outstanding of the issuer's common stock as of October 21, 2005:

              CLASS                             NUMBER OF SHARES OUTSTANDING
              -----                             ----------------------------
Common Stock, par value $0.01 per share               23,171,143 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS
                                                                            PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2005 and December 31, 2004..........................   3

         Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2005
         and September 30, 2004............................................   4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2005
         and September 30, 2004............................................   5

         Notes to Consolidated Financial Statements........................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  10

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk.......................................................  22

Item 4.  Controls and Procedures...........................................  23

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  24

Item 6.  Exhibits .........................................................  25

         Signatures........................................................  25

                                         PART I. FINANCIAL INFORMATION
                                   ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                  AWARE, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                  (UNAUDITED)

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  2005              2004
                                                                             ---------------  ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents............................................          $13,374            $7,482
   Short-term investments...............................................           23,143            27,483
   Accounts receivable, net.............................................            3,606             3,070
   Inventories..........................................................               54               143
   Prepaid expenses and other current assets............................              656               417
                                                                             ---------------  ---------------
       Total current assets.............................................           40,833            38,595
                                                                             ---------------  ---------------

Property and equipment, net.............................................            8,063             8,287
Investments.............................................................            1,001             3,301
Other assets, net.......................................................              322                 -
                                                                             ---------------  ---------------
       Total assets.....................................................          $50,219           $50,183
                                                                             ===============  ===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.....................................................             $451              $361
   Accrued expenses ....................................................              144               157
   Accrued compensation ................................................              939               625
   Accrued professional.................................................              257               169
   Deferred revenue.....................................................              105               115
                                                                             ---------------  ---------------
       Total current liabilities........................................            1,896             1,427
                                                                             ---------------  ---------------

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized,
       none outstanding.................................................                -                 -
   Common stock, $.01 par value; 70,000,000 shares authorized; issued
       and outstanding, 23,171,143 in 2005 and 22,908,918 in 2004......               232               229
   Additional paid-in capital...........................................           78,721            77,882
   Accumulated deficit..................................................          (30,630)          (29,355)
                                                                             ---------------  ---------------
       Total stockholders' equity......................................            48,323            48,756
                                                                             ---------------  ---------------

       Total liabilities and stockholders' equity.......................          $50,219           $50,183
                                                                             ===============  ===============


             The accompanying notes are an integral part of the consolidated financial statements.

                                                      3

                                                   AWARE, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   (UNAUDITED)


                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ----------------------------     ----------------------------
                                                      2005           2004              2005            2004
                                                  -------------  -------------     -------------  -------------
Revenue:
  Product sales..................................       $2,417           $977            $4,163         $3,228
  Contract revenue...............................        1,920          2,556             5,061          5,625
  Royalties......................................          750          1,028             2,770          3,035
                                                  -------------  -------------     -------------  -------------
   Total revenue.................................        5,087          4,561            11,994         11,888

Costs and expenses:
  Cost of product sales..........................          157            198               279            730
  Cost of contract revenue.......................          826            676             2,384          1,996
  Research and development.......................        2,487          2,511             7,400          7,685
  Selling and marketing..........................          721            521             2,064          1,792
  General and administrative.....................          644            634             1,940          1,857
                                                  -------------  -------------     -------------  -------------
   Total costs and expenses......................        4,835          4,540            14,067         14,060

Income (loss) from operations....................          252             21            (2,073)        (2,172)
Interest income..................................          309            143               798            381
                                                  -------------  -------------     -------------  -------------

Income (loss) before provision for income taxes..          561            164            (1,275)        (1,791)
Provision for income taxes.......................            -              -                 -              -
                                                  -------------  -------------     -------------  -------------

Net income (loss)................................         $561           $164           ($1,275)       ($1,791)
                                                  =============  =============     =============  =============


Net income (loss) per share - basic .............        $0.02          $0.01            ($0.06)        ($0.08)
Net income (loss) per share - diluted............        $0.02          $0.01            ($0.06)        ($0.08)

Weighted average shares - basic .................       23,116         22,784            23,027         22,767
Weighted average shares - diluted................       25,168         22,837            23,027         22,767


              The accompanying notes are an integral part of the consolidated financial statements.

                                                       4

                                                AWARE, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        ----------------------------------
                                                                             2005              2004
                                                                        ----------------  ----------------
Cash flows from operating activities:
   Net loss..........................................................          ($1,275)          ($1,791)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization....................................              460               789
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable.........................................             (536)           (1,402)
         Inventories.................................................               89                43
         Prepaid expenses............................................             (239)               50
         Accounts payable............................................               90               386
         Accrued expenses............................................              389               233
         Deferred revenue............................................              (10)             (311)
                                                                        ----------------  ----------------
            Net cash used in operating activities....................            (1,032)           (2,003)
                                                                        ----------------  ----------------

Cash flows from investing activities:
    Purchases of property and equipment..............................             (219)             (116)
   Other assets......................................................             (339)                -
    Sales of investments.............................................           20,028            24,294
    Purchases of investments.........................................          (13,388)          (16,438)
                                                                        ----------------  ----------------
            Net cash provided by investing activities................             6,082             7,740
                                                                        ----------------  ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock..........................              842                95
                                                                        ----------------  ----------------
            Net cash provided by financing activities................              842                95
                                                                        ----------------  ----------------

Increase  in cash and cash equivalents...............................            5,892             5,832
Cash and cash equivalents, beginning of period.......................            7,482             2,304
                                                                        ----------------  ----------------

Cash and cash equivalents, end of period.............................          $13,374            $8,136
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

                                                     5

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2005, and of operations and cash flows for the interim periods ended September 30, 2005 and 2004.

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

     Auction rate securities in the amount of $17.2 million at December 31, 2003 and $12.5 million at September 30, 2004 have been reclassified from cash and cash equivalents to short-term investments in the statement of cash flows for the nine months ended September 30, 2004 to conform to the 2005 financial statement presentation. Accordingly, the statement of cash flows for the quarter ended September 30, 2004 reflects the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.

     The results of operations for the interim period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year.

B)   INVENTORY

     Inventory consists primarily of the following (in thousands):

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    2005            2004
                                               --------------  --------------
         Raw materials........................           $54           $143
                                               ==============  ==============

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

     Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                  ---------------------------  ---------------------------
                                                      2005          2004           2005          2004
                                                  ------------- -------------  ------------- -------------
Net income (loss).................................       $561          $164        ($1,275)       ($1,791)

Weighted average common shares outstanding........     23,116        22,784         23,027         22,767
Additional dilutive common stock equivalents......      2,052            53              -              -
                                                  ------------- -------------  ------------- -------------
Diluted shares outstanding .......................     25,168        22,837         23,027         22,767
                                                  ============= =============  ============= =============

Net income (loss) per share - basic...............      $0.02         $0.01         ($0.06)        ($0.08)
Net income (loss) per share - diluted.............      $0.02         $0.01         ($0.06)        ($0.08)

     For the three month periods ended September 30, 2005 and 2004, options to purchase 202,167 and 3,234,406 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

     For the nine month periods ended September 30, 2005 and 2004, potential common stock equivalents of 1,789,280 and 227,801, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the nine month periods ended September 30, 2005 and 2004, options to purchase 1,876,167 and 294,167 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

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

     No stock-based employee compensation cost is reflected in net income
     (loss), as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation (in thousands, except per share data):

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                  ---------------------------  ---------------------------
                                                      2005          2004           2005          2004
                                                  ------------- -------------  ------------- -------------
Net income (loss) - as reported...................       $561          $164        ($1,275)      ($1,791)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards...........................        593         2,044          9,042         7,593
                                                  ------------- -------------  ------------- -------------
Net loss - pro forma .............................       ($32)      ($1,880)      ($10,317)      ($9,384)
                                                  ============= =============  ============= =============

Basic income (loss) per share - as reported.......      $0.02         $0.01         ($0.06)       ($0.08)
Basic loss per share - pro forma..................      $0.00        ($0.08)        ($0.45)       ($0.41)

Diluted income (loss) per share - as reported.....      $0.02         $0.01         ($0.06)       ($0.08)
Diluted loss per share - pro forma................      $0.00        ($0.08)        ($0.45)       ($0.41)

     The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                  ---------------------------  ---------------------------
                                                      2005          2004           2005          2004
                                                  ------------- -------------  ------------- -------------
Average risk-free interest rate...................       4.04%         3.51%          3.93%         3.41%
Expected life of option grants....................     5 years       5 years        5 years       5 years
Expected volatility of underlying stock...........         82%           94%            84%           94%
Expected dividend yield...........................           -             -              -             -

E)   BUSINESS SEGMENTS

     The Company organizes itself as one segment and conducts its operations in the United States.

     The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                             ----------------------------  ----------------------------
                                                 2005           2004           2005          2004
                                             -------------  -------------  ------------- --------------
United States................................     $3,447         $3,202         $7,123        $7,096
Germany......................................      1,578          1,121          3,493         3,474
Rest of World................................         62            238          1,378         1,318
                                             -------------  -------------  ------------- --------------
                                                  $5,087         $4,561        $11,994       $11,888
                                             =============  =============  ============= ==============

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

Product sales increased 147% from $1.0 million in the third quarter of 2004 to $2.4 million in the current year quarter. As a percentage of total revenue, product sales increased from 21% in the third quarter of 2004 to 48% in the current year quarter. For the nine months ended September 30, product sales increased 29% from $3.2 million in 2004 to $4.2 million in 2005. As a percentage of total revenue, product sales increased from 27% in the first nine months of 2004 to 35% in the corresponding period of 2005.

For the three month period, the dollar increase was due to a $1.5 million increase in revenue from the sale of software products, partially offset by a decrease in revenue of $0.1 million from the sale of hardware products. For the nine month period, the dollar increase was due to a $1.9 million increase in revenue from the sale of software products, partially offset by a decrease in revenue of $1.0 million from the sale of hardware products.

     CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop ADSL (including ADSL2, ADSL2plus or VDSL2) chipsets.

Contract revenue decreased 25% from $2.6 million in the third quarter of 2004 to $1.9 million in the current year quarter. As a percentage of total revenue, contract revenue decreased from 56% in the third quarter of 2004 to 38% in the current year quarter. The dollar decrease was due to lower license fee revenues associated with the delivery of licensed technology and engineering services.

For the nine months ended September 30, contract revenue decreased 10% from $5.6 million in 2004 to $5.1 million in 2005. As a percentage of total revenue, contract revenue decreased from 47% in the first nine months of 2004 to 42% in the corresponding period of 2005. The dollar decrease was due to lower license fee revenues associated with the delivery of licensed technology and engineering services.

While we believe that the transition to ADSL2plus technology in the ADSL industry and the recent establishment of a VDSL2 standard by the International Telecommunications Union increase the value proposition of our technology, both existing and prospective ADSL chipset licensees have continued to be reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions.

     ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties decreased 27% from $1.0 million in the third quarter of 2004 to $0.8 million in the current year quarter. As a percentage of total revenue, royalties decreased from 23% in the third quarter of 2004 to 15% in the current year quarter. For the nine months ended September 30, royalties decreased 9% from $3.0 million in 2004 to $2.8 million in 2005. As a percentage of total revenue, royalties decreased from 26% in the first nine months of 2004 to 23% in the corresponding period of 2005.

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

COST OF PRODUCT SALES. Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales. Cost of product sales decreased 21% from $198,000 in the third quarter of 2004 to $157,000 in the current year quarter. As a percentage of product sales, cost of product sales decreased from 20% in the third quarter of 2004 to 7% in the current year. This percentage decrease was primarily due to a lower proportion of hardware sales during the current quarter. In terms of dollars, the decrease in cost of product sales and the increase in product margin was primarily due to lower hardware product sales. The increase in product margin as a percent of product sales was primarily due to a larger proportion of software sales in the product sales revenue mix.

For the nine months ended September 30, cost of product sales decreased 62% from $730,000 in 2004 to $279,000 in 2005. As a percentage of product sales, cost of product sales decreased from 23% in the first nine months of 2004 to 7% in the corresponding period of 2005. This percentage decrease was primarily due to a lower proportion of hardware sales during the nine month period. In terms of dollars, the decrease in cost of product sales and increase in product margin was primarily due to lower hardware product sales. The increase in product margin as a percent of product sales was primarily due to a larger proportion of software sales in the product sales revenue mix.

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

Cost of contract revenue increased 22% from $0.7 million in the third quarter of 2004 to $0.8 million in the third quarter of 2005. As a percentage of contract revenue, cost of contract revenue increased from 26% in the third quarter of 2004 to 43% in the current year quarter. For the nine months ended September 30, cost of contract revenue increased 19% from $2.0 million in 2004 to $2.4 million in 2005. As a percentage of contract revenue, cost of contract revenue increased from 35% in the first nine months of 2004 to 47% in the corresponding period of 2005.

For the three and nine month periods, the dollar increase in cost of contract revenue was primarily due to more customer projects in the three and nine month periods of 2005 as compared with 2004. Since our cost of contract revenue is based on the level of effort we expend on customer projects and the number of customer projects increased, cost of contract revenue increased as well.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expense was approximately $2.5 million in both the third quarter of 2004 and 2005. As a percentage of total revenue, research and development expense decreased from 55% in the third quarter of 2004 to 49% in the current year quarter. For the nine months ended September 30, research and development expense decreased 4% from $7.7 million in 2004 to $7.4 million in 2005. As a percentage of total revenue, research and development expense decreased from 65% in the first nine months of 2004 to 62% in the corresponding period of 2005.

For the nine month period the dollar decrease was from $0.3 million decreased spending resulting from a shift of engineers to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in 2005 than in 2004. The dollar decrease in spending was also attributable to $0.3 million lower depreciation expense. The dollar decreases were partially offset by a $0.4 million increase for chip design and tape out costs associated with our StratiPHY3 product.

Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2plus StratiPHY2+(TM) technology and chips, developing our VDSL2 StratiPHY3 technology and chips, developing test and diagnostics hardware and software and developing imaging and biometrics software.

     SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 38% in the current quarter compared with the corresponding quarter of 2004, and was approximately $0.5 million in the third quarter of 2004 and $0.7 million in the current year quarter. As a percentage of total revenue, sales and marketing expense increased from 11% in the third quarter of 2004 to 14% in the current year quarter. For the current nine months ended September 30, selling and marketing expense increased 15% and was approximately $1.8 million in 2004 and $2.1 million in 2005. As a percentage of total revenue, selling and marketing expense increased from 15% in the first nine months of 2004 to 17% in the corresponding period of 2005. For both the three and nine month periods, the dollar increases were mainly attributable to higher compensation costs.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of salaries for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses. General and administrative expenses were approximately $0.6 million in the third quarter of both 2004 and 2005. As a percentage of total revenue, general and administrative expense decreased from 14% in the third quarter of 2004 to 13% in the corresponding quarter of the current year. For the nine months ended September 30, general and administrative expenses were approximately $1.9 million in both 2004 and 2005. As a percentage of total revenue, general and administrative expenses were approximately 16% in the first nine months of 2004 and in the corresponding period of 2005.

     INTEREST INCOME. Interest income increased 116% from $143,000 in the third quarter of 2004 to $309,000 in the current year quarter. For the nine months ended September 30, interest income increased 109% from $381,000 in 2004 to $798,000 in 2005. For the three and nine month periods, the dollar increase was due to higher interest rates earned on our cash and investment balances.

     INCOME TAXES. We made no provision for income taxes in the first nine months of 2005 and 2004 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of September 30, 2005, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had cash, cash equivalents, short-term investments and investments of $37.5 million, which represents a decrease of $0.7 million from December 31, 2004. The decrease was primarily due to $1.0 million of cash used in operations and capital expenditures of $0.5 million, partially offset by $0.8 million of proceeds from the exercise of employee stock options.

Cash used in operations in the first nine months of 2005 was primarily from operating losses. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities, as well as expenditures related to the purchase of certain technology assets.

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

WE EXPERIENCED NET LOSSES

We had a net loss during 2001, 2002, 2003, 2004 and the first nine months of 2005. We may continue to experience losses in the future if:

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

WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM A SMALL NUMBER OF CUSTOMERS

In 2002, 2003, 2004 and the first nine months of 2005, we derived 32%, 27%, 26% and 19%, respectively, of our total revenue from ADI and 15%, 17%, 28%, and 28% respectively, of our total revenue from Infineon. ADI and Infineon have developed many generations of ADSL chipsets based upon our technology. Our royalty revenue in the near term is highly dependent upon ADI's and Infineon's ADSL chipset market share and pricing. The ADSL market has experienced significant price erosion, which has adversely affected ADSL chipset revenues, which in turn has adversely affected our royalty revenue. To the extent that ADI or Infineon loses market share, is unable to transition its product to support new ADSL2 and ADSL2plus standards, or experiences further price erosion in its ADSL chipsets, our royalty revenue could decline.

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

We do not use derivative financial instruments for speculative or trading purposes. As of September 30, 2005, we had $36.5 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of September 30, 2005, we had invested $1.0 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at September 30, 2005. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.

                                       Valuation of securities                   Valuation of securities
                                        given an interest rate                    given an interest rate
                                             decrease of           No change             increase of
                                      -------------------------   in interest   -------------------------
Type of security                         (100BP)      (50 BP)        rates          100 BP        50 BP
---------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years...     $1,015      $1,008         $1,001          $986         $993

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


------------------


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AWARE, INC.


     Date: November 4, 2005                   By: /s/ Michael A. Tzannes
                                                  ----------------------
                                                  Michael A. Tzannes, Chief
                                                  Executive Officer


     Date: November 4, 2005                   By: /s/ Robert J. Weiskopf
                                                  ----------------------
                                                  Robert J. Weiskopf, Chief
                                                  Financial Officer (Principal
                                                  Financial and Accounting
                                                  Officer)