Form 10-K
period 2005-12-31
AWARE INC /MA/
filed 2006-03-14
CIK 1015739

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes [X] No [ ]

As of June 30, 2005 the aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq National Market, was approximately $143,452,276.

The number of shares outstanding of the registrant's common stock as of March 6, 2006 was 23,290,811.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the registrant's Annual Meeting of Shareholders to be held on May 24, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                            AWARE, INC.
                                             FORM 10-K
                               FOR THE YEAR ENDED DECEMBER 31, 2005


                                         TABLE OF CONTENTS


                                              PART I

Item 1.     Business........................................................................    3
Item 1A.    Risk Factors....................................................................   11
Item 1B.    Unresolved Staff Comments.......................................................   16
Item 2.     Properties......................................................................   16
Item 3.     Legal Proceedings...............................................................   17
Item 4.     Submission of Matters to a Vote of Security Holders.............................   17

                                              PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
            Purchases of Equity Securities..................................................   17
Item 6.     Selected Financial Data.........................................................   18
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations...................................................................   19
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......................   25
Item 8.     Consolidated Financial Statements and Supplementary Data........................   26
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure......................................................................   44
Item 9A.    Controls and Procedures.........................................................   44
Item 9B.    Other Information...............................................................   44

                                             PART III

Item 10.    Directors and Executive Officers of the Registrant..............................   44
Item 11.    Executive Compensation..........................................................   45
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters.............................................................   45
Item 13.    Certain Relationships and Related Transactions..................................   45
Item 14.    Principal Accountant Fees and Services..........................................   45

                                              PART IV

Item 15.    Exhibits and Financial Statement Schedules......................................   46


Signatures..................................................................................   48



                                                2

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

We are a worldwide leader in the development and marketing of intellectual property for broadband communications. We license our intellectual property to semiconductor companies that build integrated circuits based on our technology. Our principal offering is Digital Subscriber Line ("DSL") technology for the telecommunications industry based upon the International Telecommunication Union ("ITU") industry standards. DSL technology includes asymmetric DSL ("ADSL") and very high speed DSL ("VDSL"). ADSL enables telephone companies to use their existing copper telephone lines to offer broadband services. Numerous ADSL standards have been adopted by the ITU since 1999, including G.992.1 ADSL and
G.992.2 G.lite as well as G.992.3 ADSL2 and G.992.5 ADSL2plus which were adopted by the ITU in 2002 and 2003, respectively. In 2006, the ITU also approved the
G.993.2 VDSL2 standard. ADSL2plus and VDSL2 further expand the bandwidth utilized by DSL signals and enable higher data rates than ADSL. These newer standards also deliver broader functionality and are expected to be increasingly used in worldwide deployments over the next several years.

Our technology enables semiconductor companies to manufacture and sell chipsets that support ADSL, ADSL2, ADSL2plus and VDSL2 ITU standards. These standards underlie high-speed Internet access services that telephone companies provide to residential customers. Increasingly, telephone companies are adding new services to their offerings including video and television. New ADSL2plus and VDSL2 technologies are improving telephone companies' ability to offer triple-play services (data, voice and video) over common telephone lines.

In addition to our DSL intellectual property offerings, we develop and market DSL test and diagnostics hardware and software products to the automated test equipment industry. These products aim to improve the set-up and maintenance of broadband services based upon ADSL, ADSL2, ADSL2plus and VDSL2.

We also sell software products for the enrollment of biometric information in security and identification systems as well as for biometric transaction processing. In addition, we sell software products for medical and digital imaging applications.

We have projects underway to develop new forms of broadband and imaging technologies. We play an active role at standards setting bodies so that we can anticipate and influence changes in industry requirements.

During 2004 and 2005, approximately 67% and 62%, respectively, of our revenue came from licensing DSL intellectual property. We license our intellectual property worldwide through our direct sales force. Our largest semiconductor customers in 2004 and 2005 were Analog Devices, Inc. and Infineon Technologies, AG. The remainder of our revenue came from the sale of hardware and software products. Our hardware products include printed circuit boards for the ADSL automated test equipment industry. Our software products include fingerprint compression and biometric transaction processing software tools for law enforcement agencies as well as ADSL test and diagnostics software for automated test equipment.

We are headquartered in Bedford, Massachusetts. Our telephone number is (781) 276-4000, and our website is www.aware.com. Incorporated in Massachusetts in 1986, we employed 112 people as of December 31, 2005. Our stock is traded on the Nasdaq National Market under the symbol AWRE.

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

INDUSTRY BACKGROUND

DSL INDUSTRY BACKGROUND. DSL technology allows telephone companies to offer high-speed data services over their existing telephone wires. Telephone companies began tests and trials of ADSL technology in the mid 1990s. Commercial deployment of ADSL services began in modest volumes in 1999, and during the last five years, the rate of deployment of ADSL services accelerated dramatically, particularly outside of the United States. According to announcements by major telephone companies and information compiled by Point Topic Ltd., a company that provides analysis of broadband access to the Internet, approximately 12 million, 17 million, 28 million, 36 million and 43 million new ADSL subscribers were added in 2001, 2002, 2003, 2004 and 2005, respectively. As of September 30, 2005, there were approximately 125 million global ADSL subscribers worldwide, of which approximately 20.4 million were in North America. There were 46.2 million in Europe/Middle East/Africa, approximately 53.8 million were in the Asia Pacific region and the remainder were in Latin America.

Some of the largest providers of ADSL service in North America are telephone companies such as SBC, Verizon, BellSouth, Qwest, and Bell Canada. In Europe, major providers include Deutsche Telekom, France Telecom, Belgacom, British Telecom, Telefonica, Telecom Italia, and Telia. Large Asian providers include Korea Telecom and Hanaro in Korea, NTT and Yahoo Broadband in Japan, Chunghwa in Taiwan, and China Telecom in China.

VDSL service has been deployed in Japan and service deployments are underway or contemplated in several other regions, including Belgium, Switzerland and Germany. Deutsche Telekom has announced its intention to deploy a 50 Mbps VDSL2-based service to a large number of cities commencing in 2006.

In order to activate DSL (ADSL or VDSL) service, one end of a telephone wire must be connected to DSL equipment in a central office or remote location controlled by telephone companies and the other end must be connected to a device in the customer's premises. DSL central office and remote location equipment includes DSL access multiplexers ("DSLAMs"), next generation digital loop carriers ("NGDLCs"), and broadband loop carriers ("BLCs"). These are available from numerous telecommunications equipment suppliers. Some of the leading suppliers of DSL equipment include Alcatel Alsthom S.A. ("Alcatel"), Huawei, ECI Telecom, Lucent Technologies, Inc., NEC Corporation, Siemens AG, Sumitomo Corporation, and UTStarcomm. Devices in the customer's premise are known as DSL customer premises equipment ("CPE") and include modems, routers and integrated access devices (modems and routers that support integrated voice and data). Thomson Multimedia, Siemens, D-Link, Sumitomo, Sagem, Westell, Zyxel and Cisco are leading manufacturers of ADSL CPE.

Manufacturers are able to purchase DSL integrated circuits for telephone company equipment or CPE from a number of suppliers, including Broadcom Corporation ("Broadcom"), Centillium Communications, Inc. ("Centillium"), Conexant Systems, Inc. ("Conexant"), Infineon Technologies AG ("Infineon"), ST Microelectronics N.V. ("ST"), and Texas Instruments Incorporated ("TI").

In the United States, at the end of September 2005, there were nearly 17.3 million(1) DSL subscribers and nearly 23.6 million(1) cable subscribers. In the recent past, telephone companies were provisioning DSL subscribers nearly as fast as cable companies were adding broadband customers. Regulatory relief in 2004 from the FCC has given ownership to both fiber-to-the-premise ("FTTP") and fiber-to-the node/neighborhood ("FTTN") investments, meaning that phone companies do not need to provide open access to these networks. During the past several years, SBC, Verizon and BellSouth have all announced plans for FTTP or FTTN deployments.

Outside North America, DSL growth was slow until 2002 but has accelerated through 2003 and increased in 2004 and 2005. At the end of September 2005, there were 46.2 million(1) DSL subscribers in Europe and 12.4 million(1) cable subscribers.

The Asia Pacific region has the largest number of DSL subscribers with 53.8 million(1) as of the end of September 2005. Cable subscribers numbered 24.6 million(1). Competition in this region is greater than in other parts of the world. A mix of government regulation and incentives has had a positive influence on this region's broadband rollouts.

With over 1 billion phone lines installed worldwide, DSL has only penetrated approximately 10% of the available market today. According to estimates by Infonetics Research published in November 2005:

     o Telephone companies will add 86 million, 93 million and 101 million new DSL ports to their networks in 2006, 2007 and 2008 respectively.

     o 61 million, 66 million, and 69 million new DSL CPE units will be sold in 2006, 2007, and 2008 respectively.

-------------------

(1)     SOURCE: POINT TOPIC LTD, WORLD BROADBAND STATISTICS REPORT, DECEMBER
        2005

As the demand for residential broadband service continues to grow, telephone companies are upgrading their networks to increase the data rates that are delivered to their residential customers. These upgrades require large financial expenditures and often involve the use of fiber optic-based communications to points deeper in the access networks (i.e. closer to residential customers than today's central office locations). The resulting FTTN networks require new equipment platforms to be installed at fiber-fed points. These equipment platforms then utilize the existing telephone wire infrastructure for access over the remaining distance to the customer's premises, and leverage their closer proximity to the end user and new ADSL2plus or emerging VDSL2 standards to provide increased data rates.

DSL TECHNOLOGY BACKGROUND. DSL technology expands the usable bandwidth of copper wire so that telephone companies can offer high-speed data services over their existing telephone networks. DSL is a point-to-point technology that connects the end user to a central location in the telephone company's network such as a central office or remote location controlled by the telephone company. DSL equipment is required at each end of the telephone line. New ADSL2, ADSL2plus and VDSL2 technologies will enable transmit speeds between multiple megabits ("Mbps") and 100 Mbps. Actual transmission speeds depend on the length and condition of the existing wire.

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

ITU standards for bonded ADSL, G.998.1 and G.998.2, were approved in January 2005. These standards specify multi-pair ADSL bonding technology for residential and business services. Data rates are increased by a factor equal to the number of lines that are bonded. If two pairs are bonded, upstream and downstream data rates are doubled.

In February 2006, the ITU approved the G.993.2 VDSL2 standard. This standard supports bandwidths from about 8MHz to 30 MHz and specifies data rates up to 100 Mbps.

DSL TEST AND DIAGNOSTICS INDUSTRY BACKGROUND. Automated test equipment ("ATE") is typically used for testing and diagnosing the services that are offered by telephone companies to consumers and businesses. An ATE infrastructure has been in place for telephone companies' traditional voice services for many years. The deployment of an ATE infrastructure for ADSL service began several years ago.

The DSL ATE infrastructure typically involves the use of a centrally located equipment platform, often referred to as a test head. The test head is used to gather information from the telephone network for setting up or maintaining DSL service. Information about the telephone network is also gathered at remote locations using hand-held testers and in central office locations using DSLAMs or similar central office DSL termination equipment. The information gathered in test heads is generally made available to telephone companies' operations organizations through a software network. This information assists telephone companies in troubleshooting and diagnosing problems encountered during service deployment or during operation. Leading suppliers of ATE hardware and software, hand held devices and operations software include Spirent, Teradyne, Tollgrade, Acterna, Sunrise, Fluke, and others. There is an opportunity to improve DSL service providers' ability to troubleshoot and diagnose their networks as they continue to expand their user base or deliver value-added services, such as video, television and triple play services.

BIOMETRICS INDUSTRY BACKGROUND. Biometric identification systems have typically used fingerprints as the primary biometric to identify individuals. Biometric identification systems for government and commercial applications based upon fingerprints are pervasive. These systems gather fingerprints at enrollment stations and access control locations, and utilize transaction processing hardware and software and matching systems for identification. The emergence of digital fingerprint compression and formatting over the last decade has transformed these to electronic systems capable of faster transaction processing and matching. These electronic systems are also capable of being upgraded to utilize biometrics other then digital fingerprints, such as facial image and iris based biometrics.

Biometric identification systems based upon digital fingerprints are widely utilized by government agencies such as law enforcement, federal agencies, and the Department of Defense ("DoD"). The use of these systems by international governments has increased in the past several years. New government programs are underway to increase the use of biometric information in documents such as passports and personal identification cards. The use or contemplation of use of biometric security systems by regulated segments of the financial, transportation and healthcare industries has increased in the recent past.

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

AWARE DSL INTELLECTUAL PROPERTY

Aware has been a pioneer of DSL technology since the mid 1990s. We license our StratiPHY2+(TM) and StratiPHY3(TM) technology to semiconductor companies to manufacture and sell chipsets that are compliant with the ITU standards for ADSL, ADSL2, ADSL2plus, VDSL1 and VDSL2. StratiPHY2plus was a first to market intellectual property offering, including a complete digital silicon solution (i.e. chip), that supports ADSL2 and ADSL2plus standards. We have also been first to demonstrate bonded ADSL2plus that doubles ADSL data rates as well as reach-extended ADSL2 that increases the distance over which phone companies can deliver service by 20% or more. StratiPHY3 was announced by Aware in 2005 and is a first to market intellectual property offering, including a complete digital silicon solution (i.e. chip), that supports ADSL2, ADSL2plus, VDSL1 and VDSL2 standards. StratiPHY3 can be configured to run in central office as well as customer premises equipment mode.

StratiPHY2+ and StratiPHY3 include patent rights, copyrighted materials and trade secrets. Copyrighted materials include digital chip design technology, available in Verilog or VHDL languages, and software, available in assembly and C-code. We license our copyrighted materials in source code as well as object code form. We also have available digital silicon that embodies our intellectual property. Our StratiPHY2+ and StratiPHY3 chips support all legacy and new ADSL standards in a single integrated circuit. StratiPHY2+ is applicable to customer premises solutions and StratiPHY3 is applicable to central office or customer premises solutions.

Customers develop integrated circuits based upon our technology for fabrication in their own or third party manufacturing processes. Customers manufacture our digital chip or integrate our technology into chips that also contain other functionality. We also offer engineering services to our customers for the development and support of their chips or chipsets. Our largest ADSL intellectual property customers have been ADI and Infineon. We currently have six StratiPHY2+ licensees and three StratiPHY3 licensees.

AWARE DSL TEST AND DIAGNOSTICS PRODUCTS

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

We sell our hardware products to original equipment manufacturers ("OEMs") in the automated test equipment market. We also sell hardware products to support our customers' developments and sales. Our principal hardware products include:

o DSL MODULES - Printed circuit boards that perform all connectivity aspects of ADSL.
o DSL TEST AND DEVELOPMENT SYSTEMS - System-level products that provide a means to conduct performance and interoperability testing during chipset development, marketing and production.

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

We have developed software products for digital fingerprint compression and transaction processing that are widely used in the industry. These products include:

o WSQ BY AWARE, to compress digital fingerprint data for use by law enforcement agencies such as the Federal Bureau of Investigation.
o NISTPACK, SEGMENTER, CJIS WEB, ACCUPRINT, AND ACCUSCAN, used by law enforcement and other government agencies for biometric transaction processing such as to format, edit, validate, store, and print fingerprint and facial images.
o ICAOPACK, PREFACE, used by government agencies involved in enrollment, manufacture and reading of electronic passports.

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

AWARE STRATEGY

Our objective is to establish StratiPHY2+ and StratiPHY3 as market leading broadband wide-area network ("WAN") silicon-level interfaces. Key elements of our strategy include:

DEVELOP HIGH PERFORMANCE, EASY-TO-USE, INTEROPERABLE, FLEXIBLE DSL SILICON INTERFACE TECHNOLOGY. Our StratiPHY technology supports multiple DSL standards in cost effective intellectual property offerings. Our StratiPHY technology meets or exceeds industry performance and functionality requirements. We have established interoperability agreements with leaders in the DSL equipment and semiconductor industries to achieve and maintain high levels of interoperability across multiple vendors' solutions. We have also developed chips, reference designs and development platforms to allow rapid evaluation and testing of our technology.

LEVERAGE THE ALIGNMENT OF TECHNOLOGY ADVANCEMENTS AND SERVICE PROVIDER REQUIREMENTS IN THE NEXT WAVE OF DSL ROLLOUTS. ADSL2, ADSL2plus and VDSL2 are technologies that enable higher speed, broader functionality services. Telephone companies worldwide are expanding their ADSL service offerings to include a bundle of voice and data as well as value-added services such as video. The alignment of new capabilities enabled by new standards and new requirements from service providers has created an increased demand for our technology from communications, networking, consumer electronics and multimedia semiconductor suppliers. We expect that ADSL2, ADSL2plus and VDSL2 will rapidly become a requirement in future DSL deployments.

LEAD IN THE DEVELOPMENT OF NEXT-GENERATION DSL STANDARDS-BASED TECHNOLOGIES. We are active at standards bodies and present our technology innovations with the goal of including them in new specifications. We have R&D activities focused on enhancing our intellectual property offerings to include multi-port central office VDSL2 functionality. With these efforts, we believe we will be able to deliver leading edge, next-generation technology to our customers.

COMMERCIALIZE OUR DSL TECHNOLOGY THROUGH A LICENSING BUSINESS MODEL. By licensing our technology, our customers leverage our StratiPHY2+ and StratiPHY3 developments, reduce their R&D and support costs and economically deliver DSL functionality in their products. We generate revenue that is a combination of license fees, engineering fees and royalties. As a licensor, we are able to leverage our customers' sales, distribution and manufacturing capabilities. Our objective is to establish StratiPHY2+ and StratiPHY3 as predominant broadband WAN silicon-level interfaces through the success of our customers' products.

Our DSL test and diagnostics product strategy is to provide hardware and software products that address the challenges encountered by telephone companies as they increase the number of lines and types of services provisioned through their DSL networks.

In biometrics, our strategy is to capitalize on the expanded use of biometric security systems both within and outside the US Government.

RESEARCH AND DEVELOPMENT

DSL semiconductor technology must track the rapidly changing requirements of the DSL industry. In order to accomplish this, we make substantial investments in the design and development of new technologies, and for significant improvement of existing technologies. Our research and development activities are focused on shrinking the size of integrated circuits based upon our technology, improving performance and functionality and incorporating new technology to increase the value of our technology offerings.

We also have research and development activities focused on further development of our DSL test and diagnostics hardware and software products as well as on expanding our software products in biometrics, medical and digital imaging applications.

As of December 31, 2005, we had an engineering staff of 82 employees, representing 73% of our total employee staff. During the years ended December 31, 2005, 2004, and 2003, research and development expenses charged to operations were $10.2 million, $10.0 million, and $12.1 million, respectively. In addition, because our license agreements often call for us to provide engineering development services to our customers, a portion of our total engineering costs has been allocated to cost of contract revenue. We expect that we will continue to invest substantial funds in research and development activities.

SALES AND MARKETING

Our principal sales and marketing strategy is to license our DSL intellectual property to semiconductor manufacturers. We believe that decisions involving the selection of our technology are frequently made at senior levels within a prospective customer's organization. Consequently, we rely significantly on presentations by our senior management to key employees at prospective customers. As of December 31, 2005, we had ten employees in our DSL licensing and test and diagnostics sales and marketing organization.

Customers who are selling or developing integrated circuits based upon StratiPHY2plus are: Atmel Corporation ("Atmel"), Ikanos Communications, Inc. ("Ikanos"), Infineon, Thomson SA ("Thomson"), and two customers we have not yet named. On February 17, 2006, Analog Devices, Inc. ("ADI") sold its ADSL business relating to Aware technology to Ikanos Communications, Inc. ("Ikanos") and Ikanos has replaced ADI as an Aware licensee.

Customers who are selling or developing integrated circuits based upon StratiPHY3 are Infineon and two customers we have not yet named.

In 2005, we derived approximately 20% and 30% of our total revenue from ADI and Infineon, respectively. In 2004, we derived approximately 28% and 28% of our total revenue from ADI and Infineon, respectively. In 2003, we derived approximately 27%, 20%, and 14% of our total revenue from ADI, Infineon, and Spirent, respectively. All revenue in 2005, 2004, and 2003 was derived from unaffiliated customers.

We sell our biometrics and digital imaging software products primarily to OEMs and systems integrators. As of December 31, 2005, there were three employees in our biometrics and digital imaging software sales organization.

COMPETITION

We compete by offering comprehensive packages of standards-based broadband technology. Our success as an intellectual property supplier depends on the willingness and ability of semiconductor manufacturers to design, build and sell integrated circuits based on our intellectual property. The semiconductor industry is intensely competitive and has been characterized by:

     o    rapid price erosion;

     o    rapid technological change;

     o    short product life cycles;

     o    cyclical market patterns; and

     o    increasing foreign and domestic competition.

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

The market for DSL chipsets is also intensely competitive. Our success within the DSL industry requires that DSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy DSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based DSL chipsets, including Broadcom, Centillium, Conexant, ST and TI.

DSL services also compete with broadband technologies that use other network architectures to provide high-speed data service. These technologies include cable modems using cable networks, and wireless solutions using wireless networks. To date, ADSL services have been more successful than high-speed cable services outside of the United States; however cable services serve a larger number of broadband subscribers than ADSL inside the United States. We cannot give you assurances that these alternative network architectures will not be more successful than ADSL or VDSL.

Many of our current and prospective DSL licensees, as well as chipset competitors that compete with our semiconductor licensees, including Broadcom, Conexant, ST and TI, have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We cannot give you assurances that we will be able to compete successfully or that competitive pressures will not seriously harm our business.

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

PATENTS AND INTELLECTUAL PROPERTY

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2005, we had 35 issued patents and 64 pending patent applications pertaining to telecommunications and signal processing technology. We also had 12 issued patents and 7 pending patent applications pertaining to image compression, video compression, audio compression, seismic data compression and optical applications.

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

MANUFACTURING

Sales of hardware products constitute a relatively small portion of our total revenue. We do not intend to produce hardware products in any material quantity for the foreseeable future. Consequently, we rely on third party contract manufacturers to assemble and test substantially all of our products. Our internal manufacturing capacity is limited to final test and assembly of certain products. Other than DSL chipsets, which are available from our customers, we believe that other components for our hardware products are available from a number of suppliers.

EMPLOYEES

At December 31, 2005, we employed 112 people, including 82 in engineering, 13 in sales and marketing, 3 in manufacturing and 14 in finance and administration. Of these employees, 110 were based in Massachusetts. None of our employees is represented by a labor union. We consider our employee relations to be good.

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

ITEM 1A. RISK FACTORS

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

     o market acceptance of broadband technologies we supply by semiconductor or equipment companies;
     o the extent and timing of new license transactions with semiconductor companies;
     o changes in our and our licensees' development schedules and levels of expenditure on research and development;
     o the loss of a strategic relationship or termination of a project by a licensee;
     o equipment companies' acceptance of integrated circuits produced by our licensees;
     o the loss by a licensee of a strategic relationship with an equipment company customer;
     o announcements or introductions of new technologies or products by us or our competitors;
     o delays or problems in the introduction or performance of enhancements or of future generations of our technology;
     o    failures or problems in our hardware or software products;
     o delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
     o competitive pressures resulting in lower contract revenues or royalty rates;
     o competitive pressures resulting in lower software or hardware product revenues;
     o personnel changes, particularly those involving engineering and technical personnel;
     o    costs associated with protecting our intellectual property;
     o the potential that licensees could fail to make payments under their current contracts;
     o ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market surpluses;

     o VDSL market-related issues, including lower VDSL chipset unit demand brought on by excess channel inventory and lower average selling prices for VDSL chipsets as a result of market surpluses;
     o    regulatory developments; and
     o    general economic trends and other factors.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. You should not rely on our quarterly revenue and operating results to predict our future performance.

WE EXPERIENCED NET LOSSES

We had a net annual loss during 2001, 2002, 2003, 2004 and 2005. We may continue to experience losses in the future if:

     o    the semiconductor and telecommunications markets do not improve;
     o our existing customers do not increase their revenues from sales of chipsets with our technology;
     o new or existing customers do not choose to license our intellectual property for new chipset products; or
     o new or existing customers do not choose to use our software or hardware products.

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

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. In 2000, 2001, and 2002, the ADSL industry had experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. ASPs have also been under pressure because of intense competition in the ADSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL or VDSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the first quarter of 2006 and beyond. Our royalty revenue may decline over the long term.

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

WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM A SMALL NUMBER OF CUSTOMERS

In 2003, 2004 and 2005, we derived 27%, 28% and 20%, respectively, of our total revenue from ADI and 20%, 28%, and 30% respectively, of our total revenue from Infineon. ADI and Infineon have developed many generations of ADSL chipsets based upon our technology. On February 17, 2006 ADI sold its ADSL business relating to Aware technology to Ikanos Communications, Inc. ("Ikanos") and Ikanos replaced ADI as an Aware licensee. Our royalty revenue in the near term is highly dependent upon the respective market share and pricing of Ikanos' and Infineon's ADSL chipsets. The ADSL market has experienced significant price erosion, which has adversely affected ADSL chipset revenues, which in turn has adversely affected our royalty revenue. To the extent that Ikanos loses ADSL2plus market share or Infineon loses market share, is unable to gain market share, is unable to transition its product to support new ADSL2, ADSL2plus and VDSL2 standards, or experiences further price erosion in its DSL chipsets, our royalty revenue could decline.

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

OUR SUCCESS REQUIRES TELEPHONE COMPANIES TO INSTALL DSL SERVICE IN VOLUME

The success of our DSL licensing business depends upon telephone companies installing DSL service in significant volumes. Factors that affect the volume deployment of DSL service include:

     o the desire of telephone companies to install ADSL or VDSL service, which is dependent on the development of a viable business model for ADSL or VDSL service, including the capability to market, sell, install and maintain the service;
     o    the pricing of ADSL or VDSL services by telephone companies;
     o the success of internet protocol TV ("IPTV") as a viable consumer service offering;
     o the transition by telephone companies to new ADSL technologies, such as ADSL2, ADSL2plus and VDSL2;
     o    the quality of telephone companies' networks;
     o deployment by phone companies of fiber-to-the home or broadband wireless services;
     o    government regulations; and
     o the willingness of residential telephone customers to demand DSL service in the face of competitive service offerings, such as cable modems, fiber-based service or broadband wireless access.

If telephone companies do not install DSL service in significant volumes, or if telephone companies install broadband service based on other technology such as cable or fiber-to-the-home, our business will be seriously harmed.

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

We expect that our business will depend to a significant extent on our ability to introduce enhancements and new generations of our DSL technology as well as new technologies that keep pace with changes in the telecommunications and broadband industries and that achieve rapid market acceptance. We must continually devote significant engineering resources to achieving technical innovations. These innovations are complex and require long development cycles. Moreover, we may have to make substantial investments in technological innovations before we can determine their commercial viability. We may lack sufficient financial resources to fund future development. Also, our licensees may decide not to share certain research and development costs with us. Revenue from technological innovations, even if successfully developed, may not be sufficient to recoup the costs of development.

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

The market for DSL chipsets is also intensely competitive. Our success within the DSL industry requires that DSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy DSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based and DSL chipsets, including Broadcom, Centillium, Conexant, ST Microelectronics and Texas Instruments.

ADSL and VDSL services offered over copper telephone networks also compete with alternative broadband transmission technologies that use the telephone network as well as other network architectures. Alternative technologies for the telephone network include several types of symmetric high speed DSL, including HDSL, SDSL and G.SHDSL. Alternative technologies that use other network architectures to provide high-speed data service include cable modems using cable networks, wireless solutions using wireless networks, and optical solutions using fiber optics technology. These alternative broadband transmission technologies may be more successful than ADSL or VDSL and we may not be able to participate in the markets involving these alternative technologies.

Many of our current and prospective DSL licensees, as well as chipset competitors that compete with our semiconductor licensees, including Broadcom, Conexant, ST Microelectronics and Texas Instruments, have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We may be unable to compete successfully, and competitive pressures could seriously harm our business.

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

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE

Volatility in our stock price may negatively affect the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation. The market price of our common stock has fluctuated substantially and could continue to fluctuate based on a variety of factors, including:

     o    quarterly fluctuations in our operating results;
     o changes in future financial guidance that we may provide to investors and public market analysts;
     o    changes in our relationships with our licensees;
     o announcements of technological innovations or new products by us, our licensees or our competitors;
     o changes in ADSL market growth rates as well as investor perceptions regarding the investment opportunity that companies participating in the ADSL industry afford them;
     o    changes in earnings estimates by public market analysts;
     o    key personnel losses;
     o    sales of our common stock; and
     o developments or announcements with respect to industry standards, patents or proprietary rights.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms. We currently occupy approximately:

1. 72,000 square feet of office space in Bedford, Massachusetts, which serves as our headquarters. This site is used for our research and development, sales and marketing, and administrative activities. We own this facility.

2. 530 square feet of research and development space in Lafayette, California. This facility is currently leased for a 3-year term, which expires on August 31, 2007.

ITEM 3.  LEGAL PROCEEDINGS

From time-to-time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2005.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq National Market under the symbol AWRE. The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated from January 1, 2004 to December 31, 2005.

                                     FIRST         SECOND        THIRD        FOURTH
                                    QUARTER       QUARTER       QUARTER      QUARTER
     -----------------------------------------------------------------------------------
     2005
       High.................         $6.37         $6.80         $7.24         $7.60
       Low..................          4.13          3.77          4.49          4.36

     2004
       High.................         $4.69         $5.18         $4.07         $5.35
       Low..................          2.80          2.70          2.32          2.29

As of March 6, 2006, we had approximately 139 shareholders of record. This number does not include shareholders from whom shares were held in a "nominee" or "street" name. We have never paid cash dividends on our common stock and we anticipate that we will continue to reinvest any earnings to finance future operations.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2005.

ITEM 6.  SELECTED FINANCIAL DATA

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. When you read this selected financial data, it is important that you read it along with Management's Discussion and Analysis of Financial Condition and Results of Operations, our historical consolidated financial statements, and the related notes to the financial statements, which can be found in Item 8.


Year ended December 31,                         2005        2004         2003       2002        2001
-------------------------------------------------------------------------------------------------------
                                                       (in thousands, except per share data)
Statements of Operations Data
-----------------------------
Revenue..................................      $15,667     $16,485     $10,843     $13,844     $18,547
Loss from operations.....................       (3,618)     (1,925)     (8,635)    (12,529)     (4,823)
Net loss.................................       (2,468)     (1,367)     (8,038)    (18,728)     (2,520)
Net loss per share - basic...............       ($0.11)     ($0.06)     ($0.35)     ($0.83)     ($0.11)
Net loss per share - diluted.............       ($0.11)     ($0.06)     ($0.35)     ($0.83)     ($0.11)


Balance Sheet Data
------------------
Cash and short-term investments..........      $36,763     $34,965     $35,051     $33,302     $57,284
Working capital..........................       39,124      37,168      36,727      33,481      59,608
Total assets.............................       49,741      50,183      51,024      59,237      78,103
Total liabilities........................        2,238       1,427       1,384       1,659       1,947
Total stockholders' equity...............       47,503      48,756      49,640      57,578      76,156

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

                                                                  Year ended December 31,
                                                      -----------------------------------------------
   Revenue:                                                 2005            2004           2003
                                                      -----------------------------------------------
      Product sales................................            35%             29%            40%
      Contract revenue.............................            43              46             26
      Royalties....................................            22              25             34
                                                      -----------------------------------------------
        Total revenue..............................           100             100            100

   Costs and expenses:
      Cost of product sales........................             3               5             10
      Cost of contract revenue.....................            21              16             14
      Research and development.....................            65              61            111
      Selling and marketing........................            17              14             22
      General and administrative...................            17              15             22
                                                      -----------------------------------------------
         Total costs and expenses..................           123             111            179

   Loss from operations............................           (23)            (11)           (79)

   Interest income.................................             7               3              5
                                                      -----------------------------------------------

   Loss before provision for income taxes..........           (16)             (8)           (74)
   Provision for income taxes......................             -               -              -
                                                      -----------------------------------------------
   Net loss........................................           (16)%            (8)%          (74)%
                                                      ===============================================

PRODUCT SALES

Product sales consist primarily of revenue from the sale of hardware and software products. Hardware products include ADSL test and development systems, modules, and modems. Software products consist of standard off-the-shelf software products for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales increased 14% from $4.8 million in 2004 to $5.4 million in 2005. As a percentage of total revenue, product sales increased from 29% in 2004 to 35% in 2005. The dollar increase was primarily due to a $1.7 million increase in revenue from the sale of software products, which was partially offset by a $1.0 million decrease in revenue from the sale of hardware products.

Product sales increased 10% from $4.3 million in 2003 to $4.8 million in 2004. As a percentage of total revenue, product sales decreased from 40% in 2003 to 29% in 2004. The dollar increase was due to a $0.9 million increase in revenue from the sale of software products, which was partially offset by a $0.4 million decrease in revenue from the sale of hardware products.

CONTRACT REVENUE

Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop DSL (including ADSL2, ADSL2plus or VDSL2) chipsets.

Contract revenue decreased 11% from $7.6 million in 2004 to $6.7 million in 2005. As a percentage of total revenue, contract revenue decreased from 46% in 2004 to 43% in 2005. The dollar decrease in 2005 was from $2.0 million lower revenue from existing customers which was partially offset by $1.1 million of revenue from new customers.

Contract revenue increased 167% from $2.8 million in 2003 to $7.6 million in 2004. As a percentage of total revenue, contract revenue increased from 26% in 2003 to 46% in 2004. The dollar increase in 2004 was from $3.7 million higher revenue from existing customers and $1.0 million from new customers.

The environment for licensing intellectual property for communications integrated circuits continues to be difficult. Both existing and prospective DSL chipset licensees have been reluctant to begin new development projects given:
(i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense DSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions.

ROYALTIES

Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties decreased 15% from $4.2 million in 2004 to $3.5 million in 2005. As a percentage of total revenue, royalties decreased from 25% in 2004 to 22% in 2005. The dollar decrease in royalties was due to a $0.5 million decrease in ADSL royalties and a $0.2 million decrease in biometrics and medical imaging royalties.

Royalties increased 12% from $3.7 million in 2003 to $4.2 million in 2004. As a percentage of total revenue, royalties decreased from 34% in 2003 to 25% in 2004. The dollar increase in royalties was due to a $0.3 million increase in ADSL royalties and a $0.2 million increase in biometrics and medical imaging royalties.

Our royalty revenue came predominantly from ADSL chipset sales by Analog Devices, Inc. ("ADI"), and Infineon Technologies AG ("Infineon"). Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to steadily decline. We are uncertain how quickly sales of our customers' chipsets will increase and whether such increases will contribute meaningful royalties to us.

COST OF PRODUCT SALES

Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.

Cost of product sales decreased 45% from $0.9 million in 2004 to $0.5 million in 2005. As a percentage of product sales, cost of product sales decreased from 18% in 2004 to 9% in 2005. Cost of product sales decreased in 2005 due to a decrease in hardware product sales. The increase in overall product margins was due to a larger proportion of software sales in the product sales revenue mix.

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

Cost of contract revenue increased 22% from $2.7 million in 2004 to $3.3 million in 2005. As a percentage of contract revenue, cost of contract revenue increased from 35% in 2004 to 49% in 2005. The dollar increase in cost of contract revenue was due to an increase in engineering services contracts and an increase in cost of contract revenues associated with StratiPHY3 licensing contracts.

Cost of contract revenue increased 71% from $1.6 million in 2003 to $2.7 million in 2004. As a percentage of contract revenue, cost of contract revenue decreased from 55% in 2003 to 35% in 2004. The dollar increase in cost of contract revenue was due to more customer contracts and higher contract revenue in 2004 as compared to 2003.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology. Research and development expense increased 2% from $10.0 million in 2004 to $10.2 million in 2005. As a percentage of total revenue, research and development expense increased from 61% in 2004 to 65% in 2005. The dollar increase was primarily from higher compensation and fringe benefit costs of $0.4 million, and higher chip and board design and development costs of $0.8 million. These cost increases were partially offset by $0.8 million decreased spending resulting from a shift of engineers to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in 2005 than in 2004. The dollar increase was also reduced by $0.3 million lower depreciation expense. Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2plus StratiPHY2+(TM) technology and chips, developing and improving our VDSL2 StratiPHY3 technology and chips, developing analog front end technology for DSL solutions, developing test and diagnostics hardware and software and developing imaging and biometrics software.

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

On January 3, 2005 the 5% salary reductions for employees and 10% salary reductions for senior management effective, January 1, 2003 were eliminated and the January 1, 2003 salaries were reinstated for those employees that were affected by the salary reduction. This salary reinstatement increased total 2005 engineering expenses by $0.3 million, and increased total 2005 company expenses by $0.5 million.

SELLING AND MARKETING EXPENSE

Selling and marketing expense consists primarily of salaries for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 15% from $2.4 million in 2004 to $2.7 million in 2005. As a percentage of total revenue, sales and marketing expense increased from 14% in 2004 to 17% in 2005. The dollar and percentage increases were primarily due to $0.3 million higher spending on compensation and fringe benefit costs.

Sales and marketing expense was approximately $2.4 million in both 2003 and 2004. As a percentage of total revenue, sales and marketing expense decreased from 22% in 2003 to 14% in 2004. The percentage decrease was primarily due to higher revenue in 2004 as compared to 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of salaries for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses. General and administrative expense increased 6% from $2.5 million in 2004 to $2.6 million in 2005. As a percentage of total revenue, general and administrative expense increased from 15% in 2004 to 17% in 2005. The dollar and percentage increases were primarily due to $0.2 million higher spending on compensation and fringe benefit costs partially offset by a $0.1 million decrease in professional fees and insurance.

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

INTEREST INCOME

Interest income increased 106% or $0.6 from $0.6 million in 2004 to $1.2 million in 2005. The dollar increase was primarily due to higher interest rates earned on our investments throughout 2005.

Interest income decreased 7% or $39,000 in 2004 and was approximately $0.6 million in both 2003 and 2004. The dollar decrease was primarily due to lower cash balances.

INCOME TAXES

We evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets. As a result of incurring operating losses since 2001, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 have established a full valuation allowance for our net deferred tax assets. Accordingly, we have not recorded a deferred tax benefit for the operating losses incurred in the years ended December 31, 2004 and 2005.

In 2002, we determined that due to our continuing operating losses in 2001 and 2002 as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As a result, we recorded a tax provision of $7.1 million in 2002 to reserve for our remaining deferred tax assets.

As of December 31, 2005, we had federal net operating loss and research and experimentation credit carry forwards of approximately $50.0 million and $10.6 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2007 through 2025. In addition, at December 31, 2005, we had approximately $6.1 million and $5.3 million of state net operating losses and state research and development and investment tax carry forwards, respectively, which expire at various dates from 2006 through 2020. Ownership changes, if any, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

Of the total net operating loss and research and development tax credit carryforwards for which a valuation allowance was recorded, approximately $22.1 million is attributable to the exercise of stock options and the tax benefit will be credited to additional paid-in capital, if realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in March 1986, we have financed our activities primarily through the sale of stock. In the years ended December 31, 2005, 2004 and 2003, we received net proceeds from the issuance of stock under employee stock plans of $1.2 million, $0.5 million and $0.1 million, respectively. Our operating activities used net cash of $2.0 million, $0.9 million, and $8.1 million in the years ended December 31, 2005, 2004 and 2003, respectively. Cash used in our operating activities was primarily the result of operating losses and working capital requirements.

In the years ended December 31, 2005, 2004, and 2003, we made capital expenditures of $0.4 million, $0.3 million, and $0.2 million, respectively. Capital expenditures in all three years primarily consisted of spending on computer hardware and software, laboratory equipment, and furniture used principally in engineering activities. We have no material commitments for capital expenditures. In the year ended December 31, 2005 we purchased $0.3 million of other assets.

At December 31, 2005, we had cash, cash equivalents, short-term investments and investments of $36.8 million. While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents, short-term investments and investments will be sufficient to fund our operations for at least the next twelve months.

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

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2005 (in thousands):


                                                            Payments Due By Period
                                   ---------------------------------------------------------------------
                                                  Less than                                  More than
    CONTRACTUAL OBLIGATIONS           Total         1 year       1-3 years     3-5 years      5 years
    -----------------------        -----------   ------------   -----------   -----------   ------------
    Operating leases                 $    30        $    19        $   11        $    -         $    -
    Purchase orders                      232            232             -             -              -
                                   -----------   ------------   -----------   -----------   ------------
    Total                            $   262        $   251        $   11        $    -         $    -
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

As prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition", we recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered. We also apply the principles set forth in AICPA Statement of Position No. 97-2, "Software Revenue Recognition", when recognizing software revenue. Our revenue recognition policies are described more fully in
Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets relate to net operating losses and research and development tax credits that we are carrying forward into future tax periods. As of December 31, 2005, we had a total of $43.0 million of deferred tax assets for which we had recorded a full valuation allowance.

Of the total valuation allowance, approximately $22.1 million relates to net operating loss and research and development tax credit carryforwards that are attributable to the exercise of stock options and the tax benefit will be credited to additional paid-in capital, if realized in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) is a revision of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) are effective for us in our fiscal year beginning January 1, 2006.

We will adopt SFAS 123(R) using the "modified-prospective method," which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. We expect the adoption to have a material impact on our consolidated statements of operations.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("FAS 154"). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio has included:

     o Cash and cash equivalents, which consist of financial instruments with original maturities of three months or less;
     o Short-term investments, which consist of financial instruments with remaining maturities of twelve months or less, and auction rate securities that typically have interest reset dates of twenty-eight days; and
     o Investments, which consist of financial instruments that mature in three years or less.

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

We do not use derivative financial instruments for speculative or trading purposes. As of December 31, 2005, we had invested $36.8 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of December 31, 2005, we had no long-term investments.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aware, Inc.:

We have completed integrated audits of Aware, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Aware, Inc. and its subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2006

                                                    AWARE, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          DECEMBER 31,
                                                                               -----------------------------------
                                                                                    2005                2004
                                                                               ----------------    ---------------
ASSETS
Current assets:
     Cash and cash equivalents.............................................           $13,068              $7,482
     Short-term investments................................................            23,695              27,483
     Accounts receivable (less allowance for doubtful accounts of $97
         in 2005 and $110 in 2004).........................................             3,749               3,070
     Inventories...........................................................                86                 143
     Prepaid expenses and other current assets.............................               764                 417
                                                                               ----------------    ---------------
           Total current assets............................................            41,362              38,595
                                                                               ----------------    ---------------

Property and equipment, net................................................             8,075               8,287
Investments................................................................                 -               3,301
Other assets, net..........................................................               304                   -
                                                                               ----------------    ---------------
           Total assets....................................................           $49,741             $50,183
                                                                               ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................................              $607                $361
     Accrued expenses......................................................               159                 157
     Accrued compensation..................................................               722                 625
     Accrued professional..................................................               212                 169
     Deferred revenue......................................................               538                 115
                                                                               ----------------    ---------------
             Total current liabilities.....................................             2,238               1,427
                                                                               ----------------    ---------------

Commitments and contingent liabilities (Note 7)

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
          none outstanding ................................................                 -                   -
      Common stock, $.01 par value; shares authorized,
             70,000,000 in 2005 and 2004; issued
             and outstanding, 23,281,575in 2005 and 22,908,818 in 2004.....               233                 229
      Additional paid-in capital...........................................            79,093              77,882
      Accumulated deficit..................................................           (31,823)            (29,355)
                                                                               ----------------    ---------------
             Total stockholders' equity....................................            47,503              48,756
                                                                               ----------------    ---------------
             Total liabilities and stockholders' equity....................           $49,741             $50,183
                                                                               ================    ===============


               The accompanying notes are an integral part of the consolidated financial statements.

                                                        28

                                                 AWARE, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                  2005           2004            2003
                                                            -----------------------------------------------
Revenue:
    Product sales.......................................           $5,431         $4,759         $4,309
    Contract revenue....................................            6,719          7,575          2,840
    Royalties...........................................            3,517          4,151          3,694
                                                            -----------------------------------------------
        Total revenue...................................           15,667         16,485         10,843
                                                            -----------------------------------------------

Costs and expenses:
    Cost of product sales...............................              474            862          1,043
    Cost of contract revenue............................            3,270          2,683          1,567
    Research and development............................           10,170         10,013         12,074
    Selling and marketing...............................            2,738          2,379          2,407
    General and administrative..........................            2,633          2,473          2,387
                                                            -----------------------------------------------
        Total costs and expenses........................           19,285         18,410         19,478
                                                            -----------------------------------------------

Loss from operations....................................           (3,618)        (1,925)        (8,635)
Interest income.........................................            1,150            558            597
                                                            -----------------------------------------------
Loss before provision for income taxes..................           (2,468)        (1,367)        (8,038)
Provision for income taxes..............................                -              -              -
                                                            -----------------------------------------------

Net loss................................................          ($2,468)       ($1,367)       ($8,038)
                                                            ===============================================


Net loss per share - basic and diluted..................           ($0.11)        ($0.06)        ($0.35)


Weighted average shares - basic and diluted.............           23,076         22,785         22,713


            The accompanying notes are an integral part of the consolidated financial statements.

                                                     29

                                                     AWARE, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)


                                                                              YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                        2005             2004            2003
                                                                 --------------------------------------------------
Cash flows from operating activities:
   Net loss..................................................          ($2,468)         ($1,367)        ($8,038)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization..........................              614              969           1,471
      Provision for doubtful accounts.......................                 -              (50)           (150)
      Increase (decrease) from changes in assets and
         liabilities:
      Accounts receivable....................................             (679)            (571)         (1,041)
      Inventories............................................               57              (95)              2
      Prepaid expenses and other current assets..............             (347)             146             (33)
      Accounts payable.......................................              246              100             (13)
      Accrued expenses.......................................              142              299            (591)
      Deferred revenue.......................................              423             (356)            329
                                                                 --------------------------------------------------
           Net cash used in operating activities.............           (2,012)            (925)         (8,064)
                                                                 --------------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment......................             (368)            (256)           (190)
    Purchase of other assets.................................             (338)               -               -
    Sales of investments.....................................           21,977           33,051          21,775
    Purchases of investments.................................          (14,888)         (27,175)        (15,185)
                                                                 --------------------------------------------------
           Net cash provided by investing activities.........            6,383            5,620           6,400
                                                                 --------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock ..................            1,215              483             100
                                                                 --------------------------------------------------
           Net cash provided by financing activities.........            1,215              483             100
                                                                 --------------------------------------------------

Increase (decrease) in cash and cash equivalents.............            5,586            5,178          (1,564)
Cash and cash equivalents, beginning of year.................            7,482            2,304           3,868
                                                                 --------------------------------------------------

Cash and cash equivalents, end of year ......................          $13,068           $7,482          $2,304
                                                                 ==================================================



                The accompanying notes are an integral part of the consolidated financial statements.

                                                         30


                                                    AWARE, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)


                                                  Common Stock          Additional                     Total
                                            --------------------------   Paid-In      Accumulated   Stockholders'
                                              Shares        Amount       Capital        Deficit        Equity
                                            ---------------------------------------------------------------------
Balance at December 31, 2002..............       22,698          $227       $77,301      ($19,950)      $57,578

    Exercise of common stock options .....            3             -            10                          10
    Issuance of common stock under
       employee stock purchase plan.......           49             1            89                          90
    Net loss..............................                                                 (8,038)       (8,038)
                                            ---------------------------------------------------------------------

Balance at December 31, 2003..............       22,750           228        77,400       (27,988)       49,640

    Exercise of common stock options .....          110             1           349                         350
    Issuance of common stock under
       employee stock purchase plan.......           49             -           133                         133
    Net loss..............................                                                 (1,367)       (1,367)
                                            ---------------------------------------------------------------------

Balance at December 31, 2004..............       22,909           229        77,882       (29,355)       48,756

    Exercise of common stock options .....          340             4         1,062                       1,066
    Issuance of common stock under
       employee stock purchase plan.......           33             -           149                         149
    Net loss..............................                                                 (2,468)       (2,468)
                                            ---------------------------------------------------------------------

Balance at December 31, 2005..............       23,282          $233       $79,093      ($31,823)      $47,503
                                            =====================================================================


               The accompanying notes are an integral part of the consolidated financial statements.


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

     INVESTMENTS - At December 31, 2005 and 2004, we categorized all securities as "available-for-sale," since we may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 2005 and 2004, unrealized gains and losses were not material. Gross realized gains on available for sale securities were zero in 2005 and $665 in 2004 and $11,912 in 2003. There were no gross realized losses during those periods.

     At December 31, 2005 and December 31, 2004, we held $17.1 million and $15.8 million, respectively, of auction variable rate notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income.

     The amortized cost of securities, which approximates fair value, consists of the following at December 31, 2005 and 2004 (in thousands):

        Short-term Investments                      2005          2004
        ----------------------                  ------------  ------------
          Auction variable rate notes........       $17,082       $15,750
          Corporate debt securities..........         1,262         2,586
          U.S. agency securities.............         5,351         9,147
                                                ------------  ------------
            Total............................       $23,695       $27,483
                                                ============  ============

        Investments                                 2005          2004
        -----------                             ------------  ------------
          Corporate debt securities..........       $     -       $     -
          U.S. agency securities.............             -         3,301
                                                ------------  ------------
            Total............................       $     -       $ 3,301
                                                ============  ============

     Short-term investments mature within three to twelve months, and investments mature within one to two years.

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

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income or loss. Expenditures for repairs and maintenance are charged to expense as incurred.

     The estimated useful lives of assets used by us are:

        Building and improvements......................  30 years
        Building improvements..........................  5 to 20 years
        Furniture and fixtures.........................  5 years
        Computer, office & manufacturing equipment.....  3 years
        Purchased software.............................  3 years

     IMPAIRMENT OF LONG-LIVED ASSETS - We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. The cash flow estimates used to determine the impairment, if any, reflect our best estimates using appropriate assumptions and projections at that time. We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2005 and 2004.

     REVENUE RECOGNITION - Effective January 1, 2000, we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was superseded by SAB 104 effective December 2003 and was adopted by us at that time. Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

     We derive our revenue from three sources (i) product revenue, which includes revenue from the sale of ADSL hardware and software products and biometrics medical and digital imaging software products, (ii) contract revenue, which includes patent, license and engineering service fees that we receive under customer agreements, and (iii) royalties that we receive under customer agreements. In addition to the above general revenue recognition principles prescribed by SAB 104, our specific revenue recognition policies for each revenue source are more fully described below.

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

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               the limited scope of the support. Additionally, we do not grant return rights other than normal warranty rights of return, and we generally do not customize software for customers. We also sell maintenance contracts that entitle customers to product updates.

               We recognize software revenue by applying the principles set forth in SAB 104 and American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition". Accordingly, we recognize revenue for software licenses: (i) upon shipment when products are shipped FOB shipping point, and (ii) upon delivery at the customer's location when products are shipped FOB destination. We recognize revenue for maintenance contracts ratably over the related contract period.

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

     ROYALTY REVENUE. Royalty revenue is generally recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property. This report is typically received in the quarter following sales of the licensed product by the licensee. The terms of our licensing agreements generally require licensees to give notification to us and to pay royalties within 45 to 60 days of the end of the quarter during which sales of licensed products take place.

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

     CAPITALIZATION OF SOFTWARE COSTS - We capitalize certain internally generated software development costs after technological feasibility of the product has been established. No software costs were capitalized for the years ended December 31, 2005, 2004 and 2003, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

     RESEARCH AND DEVELOPMENT COSTS - Costs incurred in the research and development of the Company's products are expensed as incurred.

     CONCENTRATION OF CREDIT RISK - At December 31, 2005 and 2004, we had cash and investments, in excess of federally insured deposit limits of approximately $36.7 million and $38.2 million, respectively.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Concentration of credit risk with respect to net accounts receivable consists of $1.4 million, $0.6 million, and $0.3 million with three customers at December 31, 2005 and $1.2 million, $0.6 million, and $0.3 million with three customers at December 31, 2004.

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

     At December 31, 2005, we have four stock-based employee compensation plans, which are described more fully in Note 6. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure
     - An Amendment of SFAS No. 123", to stock-based employee compensation (in thousands, except per share data):

                                                                               Year ended December 31,
                                                                 ---------------------------------------------------
                                                                        2005              2004             2003
                                                                 ---------------------------------------------------
       Net loss - as reported.................................        ($2,468)          ($1,367)         ($8,038)
       Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards.......................................         10,113             8,277           21,107
                                                                 ---------------------------------------------------
       Net loss - pro forma...................................       ($12,581)          ($9,644)        ($29,145)

       Basic loss per share - as reported.....................         ($0.11)           ($0.06)          ($0.35)
       Basic loss per share - pro forma.......................         ($0.55)           ($0.42)          ($1.28)

       Diluted loss per share - as reported...................         ($0.11)           ($0.06)          ($0.35)
       Diluted loss per share - pro forma.....................         ($0.55)           ($0.42)          ($1.28)

     The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                    Year ended December 31,
                                                       -------------------------------------------------
                                                            2005             2004             2003
                                                       ---------------  ---------------  ---------------
       Average risk-free interest rate.............             4.05%            3.74%            2.97%
       Expected life of option grants..............         3-5 years          5 years          5 years
       Expected volatility of underlying stock.....           67%-87%              93%              95%
       Expected dividend yield.....................                 -                -                -

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

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the years ended December 31, 2005, 2004 and 2003, comprehensive income (loss) was not materially different from net income (loss).

     ADVERTISING COSTS - Advertising costs are expensed as incurred and were not material for 2005, 2004 and 2003.

     RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) is a revision of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) are effective for us in our fiscal year beginning January 1, 2006.

     We will adopt SFAS 123(R) using the "modified-prospective method," which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. We expect the adoption to have a material impact on our consolidated statements of operations.

     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("FAS 154"). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

     SEGMENTS - We organize ourselves as one segment reporting to the chief operating decision-maker. We have sales outside of the United States, which are described in Note 8. All long-lived assets are maintained in the United States.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INVENTORIES

     Inventories consisted of the following at December 31 (in thousands):

                                                   2005              2004
                                              ---------------   --------------
        Raw materials.....................          $86               $143
                                              ===============   ==============

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31 (in thousands):

                                                                       2005             2004
                                                                  ---------------  ----------------
        Land................................................             $1,080            $1,080
        Building and improvements...........................              8,837             8,837
        Computer equipment..................................              6,199             5,931
        Purchased software..................................              2,935             2,839
        Furniture and fixtures..............................                938               937
        Office equipment....................................                349               346
        Manufacturing equipment.............................                268               268
                                                                  ---------------  ----------------
           Total............................................             20,606            20,238
        Less accumulated depreciation and amortization......            (12,531)          (11,951)
                                                                  ---------------  ----------------
           Property and equipment, net......................             $8,075            $8,287
                                                                  ===============  ================

     Depreciation expense amounted to $0.6 million, $0.9 million and $1.3 million in each of the years ended December 31, 2005, 2004, and 2003, respectively.

5.   INCOME TAXES

     Deferred tax assets are attributable to the following at December 31 (in thousands):

                                                                            2005            2004
                                                                        --------------  --------------
      Federal net operating loss carryforwards......................         $16,986         $16,625
      Research and development and other tax credit carryforwards...          14,089          12,818
      State net operating loss carryforwards........................             382             554
      Capitalized research and development costs....................          10,907          10,305
      Other ........................................................             613             659
                                                                        --------------  --------------
         Total......................................................          42,977          40,961
      Less valuation allowance......................................         (42,977)        (40,961)
                                                                        --------------  --------------
         Deferred tax assets, net...................................         $     -         $     -
                                                                        ==============  ==============

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                                              Year ended December 31,
                                                                     ------------------------------------------
                                                                          2005          2004           2003
                                                                     -------------  ------------  -------------
      Federal statutory rate.....................................          (34%)          (34%)         (34%)
      State rate, net of federal benefit.........................           (8)            (7)           (6)
      Tax credits................................................          (47)           (77)          (14)
      Change in valuation allowance..............................           77             98            50
      Other                                                                 12             20             4
                                                                     -------------  ------------  -------------
         Effective tax rate......................................            0%             0%            0%
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

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In 2004, we increased the valuation allowance by $0.5 million primarily as a result of additional operating losses and tax credits, and reduced the valuation allowance by $1.4 million as a result of expiring state net operating loss carryforwards. In 2005, we increased the valuation allowance by $2.3 million primarily as a result of additional operating losses and tax credits, and reduced the valuation allowance by $0.3 million as a result of expiring state net operating loss carryforwards

     We have incurred operating losses in 2005, 2004, and 2003. At December 31, 2005 and 2004, these cumulative factors resulted in our continued decision that it is more likely than not that all of our deferred tax assets may not be realized. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance is reversed approximately $22.1 million would be recorded as a credit to additional paid in capital reflecting the benefit of deductions from the exercise of stock options.

     As of December 31, 2005, we had federal net operating loss and research and experimentation credit carryforwards of approximately $50.0 million and $10.6 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2007 through 2025. In addition, at December 31, 2005, we had approximately $6.1 million and $5.3 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2006 through 2020. Ownership changes, if any, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

6.   EQUITY AND STOCK COMPENSATION PLANS

     At December 31, 2005, we have four stock-based compensation plans, which are described below:

     FIXED STOCK OPTION PLANS - We have three fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan ("1990 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan ("1996 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. Under the 2001 Nonqualified Stock Plan ("2001 Plan"), we may grant nonqualified stock options or stock awards to our employees and directors for up to 8,000,000 shares of common stock. Under all three plans, options are granted at an exercise price as determined by the Board of Directors and have a maximum term of ten years. Our options generally vest over three to five years, although we have granted options that are 50% or fully vested on the date of grant. As of December 31, 2005, there were 5,224,580 shares available for grant under the 2001 Plan, 133,117 shares available for grant under the 1996 Plan, and no shares available under the 1990 Plan. In February 2005, we granted fully vested stock options to our directors and certain of our officers to purchase an aggregate of 1,658,500 shares of our common stock. The options were granted with exercise prices equal to the fair market value of our common stock on the dates of grant.

     A summary of the transactions of our three fixed stock option plans for the years ended December 31, 2005, 2004, and 2003 are presented below:

                                               2005                         2004                        2003
                                      ------------------------  --------------------------  -------------------------
                                                    Weighted                   Weighted                   Weighted
                                                     Average                    Average                    Average
                                                    Exercise                   Exercise                   Exercise
                                         Shares       Price         Shares       Price         Shares       Price
                                      ------------------------  --------------------------  -------------------------
Outstanding at beginning of year...     4,509,808      $3.95       3,467,929      $4.38       6,842,546     $17.47
Granted............................     2,161,500       6.10       1,305,500       2.96       2,993,963       3.22
Exercised..........................      (339,884)      3.13        (110,087)      3.18          (2,937)      3.54
Forfeited or cancelled.............       (46,818)      4.05        (153,534)      5.83      (6,365,643)     17.91
                                      ------------------------  --------------------------  -------------------------
Outstanding at end of year.........     6,284,606      $4.73       4,509,808      $3.95       3,467,929      $4.38
                                      ========================  ==========================  =========================

Options exercisable at year end....     5,598,113      $4.78       3,409,927      $4.23       2,356,254      $4.84

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All options granted during the years ended December 31, 2005, 2004 and 2003 had exercise prices equal to the fair market value of the Company's common stock on the date of grant, and the weighted average grant date fair values of options granted were $4.25, $2.16 and $2.37, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2005:

                                         Options Outstanding                         Options Exercisable
                       -----------------------------------------------------  ----------------------------------
                            Number         Weighted-Avg.                          Number
       Range of         Outstanding at      Remaining         Weighted-Avg.     Exercisable     Weighted-Avg.
   Exercise Prices         12/31/05      Contractual Life    Exercise Price     At 12/31/05     Exercise Price
   ---------------     -----------------------------------------------------  ----------------------------------
  $0 to 5...........       3,927,189           7.9                $3.16          3,508,066           $3.17
   5 to 10..........       2,222,750           8.0                 6.16          1,955,380            6.14
  10 to 20..........          43,417           2.0                10.57             43,417           10.57
  20 to 30..........          21,750           4.8                20.38             21,750           20.38
  30 to 40..........          45,000           3.5                33.56             45,000           33.56
  40 to 50..........          14,500           4.2                44.02             14,500           44.02
  50 to 70..........          10,000           3.8                58.06             10,000           58.06
                       -----------------------------------------------------  ----------------------------------
                           6,284,606           7.8                $4.73          5,598,113           $4.78
                       =====================================================  ==================================

     EMPLOYEE STOCK PURCHASE PLAN - In June 1996, we adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of December 31, 2005 there were 139,807 shares available for future issuance under the ESPP Plan. We issued 32,873, 48,437 and 49,186 common shares under the ESPP Plan in 2005, 2004 and 2003, respectively.

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

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS - We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997. We conduct a portion of our activities in leased facilities in Lafayette, California under a non-cancelable operating lease that expires in 2007. The following is a schedule of future minimum rental payments (in thousands):

       YEAR ENDED DECEMBER 31,
       2006.................................          $19
       2007.................................           11
                                               -----------
         Total minimum lease payments.......          $30
                                               ===========

     Rental expense was approximately $26,000, $35,000 and $45,000 in 2005, 2004 and 2003, respectively.

     LITIGATION - There are no material pending legal proceedings to which we are a party or to which any of our properties are subject which, either individually or in the aggregate, are expected to have a material adverse effect on our business, financial position or results of operations.

     GUARANTEES AND INDEMNIFICATION OBLIGATIONS - We enter into licensing agreements in the ordinary course of business that require us: i) to perform under the terms of the contracts, ii) to protect the confidentiality of our customers' intellectual property, and iii) to indemnify customers, including indemnification against third party claims alleging infringement of intellectual property rights. We also have agreements with each of our directors and executive officers to indemnify such directors or executive officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of the Company.

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

     We sell our products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                           Year ended December 31,
                                               -----------------------------------------------
                                                    2005            2004            2003
                                               ---------------  --------------  --------------
      United States..........................         $9,202          $10,101          $8,049
      Germany................................          4,926            4,910           1,990
      Rest of world..........................          1,539            1,474             804
                                               ---------------  --------------  --------------
                                                     $15,667          $16,485         $10,843
                                               ===============  ==============  ==============

     The portion of total revenue that was derived from major customers was as follows:

                                                           Year ended December 31,
                                               -----------------------------------------------
                                                    2005             2004            2003
                                               ---------------  --------------  --------------
       Customer A............................            20%              28%             27%
       Customer B............................            30%              28%             17%
       Customer C............................             1%               7%             14%

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   EMPLOYEE BENEFIT PLAN

     In 1994, we established a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were approximately $289,000, $274,000 and $284,000 in 2005, 2004 and 2003, respectively.

10.  NET LOSS PER SHARE

     Net loss per share is calculated as follows (in thousands, except per share data):

                                                                       Year ended December 31,
                                                           ----------------------------------------------
                                                                2005            2004            2003
                                                           --------------  --------------  --------------
       Net loss.........................................       ($2,468)         ($1,367)       ($8,038)

       Weighted average common shares outstanding.......        23,076           22,785         22,713
       Additional dilutive common stock equivalents ....             -                -              -
                                                           --------------  --------------  --------------
       Diluted shares outstanding ......................        23,076           22,785         22,713
                                                           ==============  ==============  ==============

       Net loss per share - basic.......................        ($0.11)          ($0.06)        ($0.35)
       Net loss per share - diluted.....................        ($0.11)          ($0.06)        ($0.35)

     For the years ended December 31, 2005, 2004 and 2003, potential common stock equivalents of 1,824,826, 356,411 and 10,525, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the years ended December 31, 2005, 2004 and 2003, options to purchase 2,340,167, 280,605 and 3,352,283 shares of common stock at average weighted prices of $7.36, $16.06 and $4.45 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     The following table presents unaudited quarterly operating results for each of our quarters in the two-year period ended December 31, 2005 (in thousands, except per share data):

                                                              2005 Quarters Ended
                                            -----------------------------------------------------------
                                              March 31       June 30      September 30    December 31
                                            -----------------------------------------------------------
Revenue.................................         $4,224         $2,683         $5,087         $3,673
Gross profit............................          3,324          1,903          4,104          2,592
Income (loss) from operations...........           (531)        (1,794)           252         (1,545)
Net income (loss).......................           (314)        (1,522)           561         (1,193)

Net income (loss) per share - basic.....         ($0.01)        ($0.07)         $0.02         ($0.05)
Net income (loss) per share - diluted ..         ($0.01)        ($0.07)         $0.02         ($0.05)

                                                              2004 Quarters Ended
                                            -----------------------------------------------------------
                                              March 31       June 30      September 30    December 31
                                            -----------------------------------------------------------

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

                                               FINANCIAL STATEMENT SCHEDULE


              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS - YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
                                                      (IN THOUSANDS)


-------------------------------------------------------------------------------------------------------------------------
          COL. A                  COL. B           COL. C(1)          COL. C(2)           COL. D            COL. E
-------------------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                               -------------------------------------
                                  BALANCE AT        CHARGED TO           CHARGED         DEDUCTIONS         BALANCE
                                  BEGINNING         COSTS AND           TO OTHER         CHARGED TO          AT END
                                  OF PERIOD         EXPENSES            ACCOUNTS          RESERVES         OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts receivable:
   2005.................               $110                 -                  -                $13               $97
   2004.................               $927              ($50)                 -               $767              $110
   2003.................             $1,077             ($150)                 -                  -              $927


Inventory reserves:
   2005.................               $284                 -                  -                  -              $284
   2004.................               $284                 -                  -                  -              $284
   2003.................               $284                 -                  -                  -              $284





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

EVALUATION OF CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

On March 9, 2006, the Board of Directors of Aware, Inc. approved a Compensation Committee recommendation of an annual retainer of $15,000 each to the non-employee directors of Aware, Inc. payable at the annual meeting of shareholders. On March 9, 2006, the Board of Directors of Aware, Inc. approved a Compensation Committee recommendation of a one-time bonus of $25,000 each to Michael A. Tzannes, CEO and Edmund C. Reiter, President in recognition of their roles in the completion of new licensing business relationships. On March 9, 2006, the Board of Directors of Aware, Inc. approved a Compensation Committee recommendation of a potential bonus for 2006 of up to $100,000 each to Michael
A. Tzannes, CEO and Edmund C. Reiter, President subject to the Board of Directors discretion based upon Aware, Inc. reaching certain financial targets in 2006.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned "DIRECTORS AND EXECUTIVE OFFICERS", "CORPORATE GOVERNANCE" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement that will be delivered to our shareholders in connection with our May 24, 2006 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 24, 2006 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 24, 2006 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 24, 2006 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "INDEPENDENT ACCOUNTANTS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 24, 2006 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(A) Financial Statements and Exhibits:
                                                                           PAGE
  (1) Report of Independent Registered Public Accounting Firm............   26
  Consolidated Balance Sheets as of December 31, 2005 and 2004...........   28
  Consolidated Statements of Operations for each of the three
     years in the period ended December 31, 2005.........................   29
  Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 2005...................   30
  Consolidated Statements of Stockholders' Equity for each of
     the three years in the period ended December 31, 2005...............   31
  Notes to Consolidated Financial Statements.............................   32
  (2) Schedule II - Valuation and Qualifying Accounts....................   43

  (3) Exhibits:

      Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with this Annual Report on Form 10-K or have been incorporated into this Report by reference. Copies of such exhibits may be obtained from us upon request.

      EXHIBIT NO.   DESCRIPTION OF EXHIBIT
      -----------   ----------------------

      3.1           Amended and Restated Articles of Organization (filed as
                    Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).
      3.2 Articles of Amendment to the Articles of Organization (filed as Exhibit 3.3 to the Company's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
      3.3 Amended and Restated By-Laws (filed as Exhibit 3.3 to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
      4.1 Rights Agreement dated as of October 2, 2001 between Aware, Inc. and Equiserve Trust Company, N.A., as Rights Agent (filed as Exhibit 4(a) to the Company's Form 8-K filed with the Securities and Exchange Commission on October 3, 2001 and incorporated herein by reference).
      4.2 Terms of Series A Participating Cumulative Preferred Stock of Aware, Inc. (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.1 hereto).
      4.3 Form of Right Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.1 hereto).
      10.1          1990 Incentive and Non-Statutory Stock Option Plan (filed as
                    Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).
      10.2 1996 Stock Option Plan, as amended and restated (filed as Annex A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2000 and incorporated herein by reference).
      10.3 1996 Employee Stock Purchase Plan, as amended and restated (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 11, 2005 and incorporated herein by reference).
      10.4 Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
      10.5 2001 Nonqualified Stock Plan (filed as Exhibit 99(d)(4) to the Company's Schedule TO filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference).

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

                                          AWARE, INC.


                                          By: /s/ Michael A. Tzannes
                                              ----------------------------------
                                          Michael A. Tzannes, Chief Executive
                                          Officer

                                          Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 2006.

         SIGNATURE                                      TITLE
         ---------                                      -----

/s/ Michael A. Tzannes                     Chief Executive Officer and Director
--------------------------------
Michael A. Tzannes                         (Principal Executive Officer)


/s/ Edmund C. Reiter                       President and Director
--------------------------------
Edmund C. Reiter


/s/ Robert J. Weiskopf                     Chief Financial Officer
--------------------------------           (Principal Financial and Accounting
Robert J. Weiskopf                         Officer)


/s/ John K. Kerr                           Chairman of the Board of Directors
--------------------------------
John K. Kerr


/s/ Frederick D. D'Alessio                 Director
--------------------------------
Frederick D. D'Alessio


/s/ G. David Forney, Jr.                   Director
--------------------------------
G. David Forney, Jr.


/s/ Adrian F. Kruse                        Director
--------------------------------
Adrian F. Kruse