Form 10-Q
period 2006-03-31
AWARE INC /MA/
filed 2006-05-10
CIK 1015739

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2006

                        COMMISSION FILE NUMBER 000-21129


                                   AWARE, INC.
                                   -----------
             (Exact Name of Registrant as Specified in Its Charter)


                  MASSACHUSETTS                        04-2911026
                  -------------                        ----------
             (State or Other Jurisdiction of         (I.R.S. Employer
             ncorporation or Organization)           Identification No.)


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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer___ Accelerated Filer_X__ Non-Accelerated Filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___ NO_X_


Indicate the number of shares outstanding of the issuer's common stock as of April 28, 2006:

                  CLASS                             NUMBER OF SHARES OUTSTANDING
                  -----                             ----------------------------
Common Stock, par value $0.01 per share                    23,379,046 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS
                                                                        PAGE
PART I   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of
          March 31, 2006 and December 31, 2005......................      3

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 2006
          and March 31, 2005........................................      4

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2006
          and March 31, 2005........................................      5

          Notes to Consolidated Financial Statements................      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................     12

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk...............................................     15

Item 4.   Controls and Procedures...................................     16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................     16

Item 1A. Risk Factors...............................................     16


Item 6.  Exhibits ..................................................     25

         Signatures.................................................     25

                          PART I. FINANCIAL INFORMATION
                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                           MARCH 31, DECEMBER 31,
                                                                             2006       2005
                                                                           --------    --------
                                     ASSETS
Current assets:
     Cash and cash equivalents .........................................   $ 16,816    $ 13,068
     Short-term investments ............................................     21,919      23,695
     Accounts receivable, net ..........................................      3,250       3,749
     Inventories .......................................................        343          86
     Prepaid expenses and other current assets .........................        547         764
                                                                           --------    --------
           Total current assets ........................................     42,875      41,362
                                                                           --------    --------

Property and equipment, net ............................................      8,011       8,075
Other assets, net ......................................................        288         304
                                                                           --------    --------
           Total assets ................................................   $ 51,174    $ 49,741
                                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................   $    316    $    607
     Accrued expenses ..................................................        195         159
     Accrued compensation ..............................................      1,065         722
     Accrued professional ..............................................        144         212
     Deferred revenue ..................................................        668         538
                                                                           --------    --------
             Total current liabilities .................................      2,388       2,238
                                                                           --------    --------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding ..........................................       --          --
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
             and outstanding, 23,374,671 in 2006 and 23,281,575 in 2005         234         233
      Additional paid-in capital .......................................     79,853      79,093
      Accumulated deficit ..............................................    (31,301)    (31,823)
                                                                           --------    --------
             Total stockholders' equity ................................     48,786      47,503
                                                                           --------    --------

             Total liabilities and stockholders' equity ................   $ 51,174    $ 49,741
                                                                           ========    ========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                  -------------------
                                                   2006        2005
                                                  --------   --------


Revenue:
    Product sales .............................   $  1,718   $    961
    Contract revenue ..........................      3,692      2,163
    Royalties .................................        724      1,100
                                                  --------   --------
        Total revenue .........................      6,134      4,224

Costs and expenses:
    Cost of product sales .....................        152         60
    Cost of contract revenue ..................      1,246        840
    Research and development ..................      2,790      2,553
    Selling and marketing .....................        814        633
    General and administrative ................      1,004        669
                                                  --------   --------
         Total costs and expenses .............      6,006      4,755

Income (loss) from operations .................        128       (531)
Interest income ...............................        394        217
                                                  --------   --------

Income (loss) before provision for income taxes        522       (314)
Provision for income taxes ....................       --         --
                                                  --------   --------

Net income (loss) .............................   $    522   ($   314)
                                                  ========   ========

Net income (loss) per share - basic ...........   $   0.02   ($  0.01)
Net income (loss) per share - diluted .........   $   0.02   ($  0.01)

Weighted average shares - basic ...............     23,307     22,943
Weighted average shares - diluted .............     24,840     22,943



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    --------------------
                                                                      2006        2005
                                                                    --------    --------
Cash flows from operating activities:
   Net income (loss) ............................................   $    522    ($   314)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization ...............................        157         150
    Stock based compensation ....................................        497        --
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable ....................................        499        (244)
         Inventories ............................................       (257)         19
         Prepaid expenses .......................................        217         (81)
         Accounts payable .......................................       (291)        201
         Accrued expenses .......................................        311         193
         Deferred revenue .......................................        130         457
                                                                    --------    --------
            Net cash provided by operating activities ...........      1,785         381
                                                                    --------    --------

Cash flows from investing activities:
    Purchases of property and equipment .........................        (77)        (59)
    Sales of investments ........................................      6,722       8,309
    Purchases of investments ....................................     (4,946)     (6,368)
                                                                    --------    --------
            Net cash provided by investing activities ...........      1,699       1,882
                                                                    --------    --------

Cash flows from financing activities:
     Proceeds from issuance of common stock .....................        264         249
                                                                    --------    --------
            Net cash provided by financing activities ...........        264         249
                                                                    --------    --------

Increase in cash and cash equivalents ...........................      3,748       2,512
Cash and cash equivalents, beginning of period ..................     13,068       7,482
                                                                    --------    --------

Cash and cash equivalents, end of period ........................   $ 16,816    $  9,994
                                                                    ========    ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2006, and of operations and cash flows for the interim periods ended March 31, 2006 and 2005.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 2005 in conjunction with our 2005 Annual Report on Form 10-K.

         The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year.


B)       INVENTORY

         Inventory consists primarily of the following (in thousands):

                                            MARCH 31,     DECEMBER 31,
                                               2006            2005
                                           ------------   -------------
               Raw materials...............      $343             $86
                                           ============   =============


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

         Net income or loss per share is calculated as follows (in thousands, except per share data):

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               ------------------
                                                 2006       2005
                                               --------   --------

Net income (loss) ..........................   $    522   ($   314)

Weighted average common shares outstanding .     23,307     22,943
Additional dilutive common stock equivalents      1,533       --
                                               --------   --------
Diluted shares outstanding .................     24,840     22,943
                                               ========   ========

Net income (loss) per share - basic ........   $   0.02   ($  0.01)
Net income (loss) per share - diluted ......   $   0.02   ($  0.01)


         For the three month period ended March 31, 2005 potential common stock equivalents of 1,709,750 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the three month periods ended March 31, 2006 and 2005, options to purchase 2,467,673 and 1,880,917 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.


D)       STOCK-BASED COMPENSATION


         Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), "Share-Based Payment," ("SFAS 123(R)"), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

         FIXED STOCK OPTION PLANS - We have three fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan ("1990 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan ("1996 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. Under the 2001 Nonqualified

        Stock Plan ("2001 Plan"), we may grant nonqualified stock options or stock awards to our employees and directors for up to 8,000,000 shares of common stock. Under all three plans, options are granted at an exercise price as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Our options generally vest over three to five years, although we have granted options that are 50% or fully vested on the date of grant. As of March 31, 2006, there were 5,225,346 shares available for grant under the 2001 Plan, 95,774 shares available for grant under the 1996 Plan, and no shares available under the 1990 Plan.


         Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of March 31, 2006 there were 139,807 shares available for future issuance under the ESPP Plan. During the three months ended March 31, 2006 no common shares were issued under the ESPP Plan.

         The following table presents stock-based employee compensation expenses included in the Company's unaudited condensed consolidated statements of operations (in thousands):

                                            THREE MONTHS ENDED
                                              MARCH 31, 2006
                                            ------------------

          Cost of product sales ..........     $     3
          Cost of contract revenue .......          64
          Research and development .......         149
          Selling and marketing ..........          68
          General and administrative .....         213
                                               -------
          Stock-based compensation expense      $  497
                                               -------


         As a result of adopting SFAS 123(R), the Company's net income for the quarter ended March 31, 2006, was $497,000 lower than if it had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 was also lower by $0.02 due to the adoption of SFAS 123(R).

         The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company's stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        Assumptions used to determine the fair value of options granted during the three months ended March 31, 2006, using the Black-Scholes valuation model were:

                                                         THREE MONTHS ENDED
                                                           MARCH 31, 2006
                                                         ------------------

           Expected term(1)                                     3.25 years
           Expected volatility factor(2)                                67%
           Risk-free interest rate(3)                                 4.47%
           Expected annual dividend yield                               --

         -----------------------------------------------------------------------

        (1) The expected term for each grant was determined as the midpoint between the vesting date and the end of the contractual term, also known as the "simplified method" for estimating the expected term described by Staff Accounting Bulletin No. 107 ("SAB 107").

        (2) The expected volatility for each grant is estimated based on an average of historical volatility for a period equal to the expected term of the stock option.

        (3) The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.


        There is no stock-based compensation expense related to the Company's Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period.

        Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB 25. The Company also had previously adopted the provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net loss and net loss per share. The following table illustrates the effects on net loss and net loss per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands):

                                                            THREE MONTHS ENDED
                                                              MARCH 31, 2005
                                                            ------------------

        Net loss as reported                                     $  (314)
        Add: Stock-based employee compensation expense                --
             included in net loss
        Less: Total stock-based employee compensation
              expense determined included in net loss
              under the fair value method                          (7,736)
                                                                   -------
        Pro forma net loss                                        $(8,050)
        Net loss per share:
        Basic and diluted -- as reported                          $ (0.01)
        Basic and diluted -- pro-forma                            $ (0.35)

In determining the stock-based compensation expense to be disclosed under SFAS 123, the Company was required to estimate the fair value of stock awards granted to employees using a Black-Scholes valuation model. However, differences between the requirements of SFAS 123(R) and SFAS 123 resulted in a different set of assumptions determined by the Company to be used in its valuation model. Assumptions used to determine the fair value of options granted under SFAS 123 during the three months ended March 31, 2005 were:

                                               THREE MONTHS ENDED
                                                 MARCH 31, 2005
                                               ------------------

          Expected term                               5 years
          Volatility                                      87%
          Risk-free interest rate                       3.88%
          Dividend yield                                  --


     The Company issues common stock from previously authorized but unissued shares to satisfy option exercises and purchases under the Company's Employee Stock Purchase Plan.

     A summary of the Company's stock option activity for the three months ended March 31, 2006 is as follows:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                                                  REMAINING
                                                                   WEIGHTED       CONTRACTUAL
                                                NUMBER OF          AVERAGE         TERM (IN
                                                 OPTIONS        EXERCISE PRICE      YEARS)
                                             ------------------ ---------------  -------------

       Outstanding, December 31, 2005                6,284,606          $ 4.73
       Granted                                         101,000            5.56
       Exercised                                       (93,096)           2.84
       Cancelled                                       (64,423)           9.23
                                             ------------------ ---------------  -------------
       Outstanding, March 31, 2006                   6,228,087           $4.72           7.67
                                             ------------------ ---------------  -------------
       Exercisable at March 31, 2006                 5,602,340           $4.73           7.76


     All options granted during the three months ended March 31, 2006 and 2005 were granted with exercise prices equal to the fair market value of the Company's common stock on the grant date and had weighted average grant date fair values of $2.74 and $6.08, respectively.

     At March 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $10,041,000 and $9,237,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

     The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $275,000.

     The following table summarizes the stock options outstanding at March 31, 2006:


                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                        ----------------------------------------------------- -------------------------
                                          WEIGHTED    WEIGHTED AVERAGE                      WEIGHTED
       EXERCISE                            AVERAGE       REMAINING                          AVERAGE
       PRICE                              EXERCISE       CONTRACTUAL                         EXERCISE
       RANGE              NUMBER           PRICE      TERM (IN YEARS)          NUMBER        PRICE
       $0 to $5          3,822,170    $     3.17            7.71             3,535,249   $   3.18
       $5 to $10         2,317,250          6.13            7.79             1,978,424       6.14
       $10 to $20            2,417         12.75            1.14                 2,417      12.75
       $20 to $30           16,750         20.38            4.55                16,750      20.38
       $30 to $40           45,000         33.56            3.21                45,000      33.56
       $40 to $50           14,500         44.02            3.96                14,500      44.02
       $50 to $70           10,000         58.06            3.51                10,000      58.06
                         ----------                                          ---------
                         6,228,087    $     4.73            7.68             5,602,340   $   4.73
                        -----------                                          ---------


        At March 31, 2006, unrecognized compensation expense related to non-vested stock options was $1,590,000 which is expected to be recognized over a weighted average period of 1.3 years.


E)      BUSINESS SEGMENTS

        The Company organizes itself as one segment and conducts its operations in the United States.

        The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                      ---------------
                                        2006   2005
                                      ------   ------

     United States..............      $4,476   $2,025
     Germany ...................       1,266    1,180
     Rest of World..............         392    1,019
                                      ------   ------
                                      $6,134   $4,224
                                      ======   ======


F)   RECENT ACCOUNTING PRONOUNCEMENTS

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

Product sales increased 79% from $1.0 million in the first quarter of 2005 to $1.7 million in the current year quarter. As a percentage of total revenue, product sales increased from 23% in the first quarter of 2005 to 28% in the current year quarter. The dollar increase was due to a $0.7 million increase in revenue from the sale of software products.

         CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop DSL (including ADSL2, ADSL2plus or VDSL2) chipsets.

Contract revenue increased 71% from $2.2 million in the first quarter of 2005 to $3.7 million in the current year quarter. As a percentage of total revenue, contract revenue increased from 51% in the first quarter of 2005 to 60% in the current year quarter. The dollar increase was due to $2.0 million recognized from the transfer of certain technology licenses as a result of the acquisition of a customers' business, partially offset by a decrease of $0.5 million associated with the delivery of licensed technology and engineering services.

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

Royalties decreased 34% from $1.1 million in the first quarter of 2005 to $0.7 million in the current year quarter. As a percentage of total revenue, royalties decreased from 26% in the first quarter of 2005 to 12% in the current year quarter. The dollar decrease in royalty revenues was a result of reduced chipset sales by our customers.

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


         COST OF PRODUCT SALES. Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales. Cost of product sales increased 153% from $60,000 in the first quarter of 2005 to $152,000 in the current year quarter. As a percentage of product sales, cost of product sales increased from 6% in the first quarter of 2005 to 9% in the current year quarter. This percentage and dollar increases were primarily due to an increase in hardware manufacturing and period costs related to new hardware products. The dollar increase in product margin was primarily due to a larger proportion of software sales in the product sales revenue mix.


         COST OF CONTRACT REVENUE. Cost of contract revenue consists primarily of compensation costs for engineers and expenses for consultants, technology licensing fees, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects. Our total engineering costs are allocated between cost of contract revenue and research and development expense. In a given period, the allocation of engineering costs between cost of contract revenue and research and development is a function of the level of effort expended on each.

Cost of contract revenue increased 48% from $0.8 million in the first quarter of 2005 to $1.2 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 39% in the first quarter of 2005 to 34% in the current year quarter. The dollar increase in cost of contract revenue was primarily due to more customer projects in the three month period of 2006 as compared with 2005. Since our cost of contract revenue is based on the level of effort we expend on customer projects and the number of customer projects increased, cost of contract revenue increased as well. In addition, $64,000 of the current quarter increase was from stock based compensation expense.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expense increased 9% from $2.6 million in the first quarter of 2005 to $2.8 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 60% in the first quarter of 2005 to 45% in the current year quarter. The dollar increase was from $149,000 of stock based compensation expense and the remainder was from increased compensation and fringe benefit cost. These increases were partially offset by a shift of engineers to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in 2006 than in 2005.

Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2plus StratiPHY2+(TM) technology and chips, developing and improving our VDSL2 StratiPHY3 technology and chips, developing analog front-end technology for DSL solutions, developing test and diagnostics hardware and software and developing imaging and biometrics software.

         SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 29% in the current quarter compared with the corresponding quarter of 2005, and was $0.6 million in the first quarter of 2005 and $0.8 million in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 15% in the first quarter of 2005 to 13% in the current year quarter due to higher revenues. For the three month period, the dollar increase was mainly attributable to increased compensation costs, and included $68,000 of stock based compensation expense.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses. General and administrative expenses increased 50% from $0.7 million in the first quarter of 2005 to $1.0 million in the current year quarter. As a percentage of total revenue, general and administrative expense increased slightly and was approximately 16% in both the first quarter of 2005 and in the current year quarter. For the three month period, the dollar increase was mainly attributable to increased compensation costs, and included $213,000 of stock based compensation expense.

         INTEREST INCOME. Interest income increased 82% from $217,000 in the first quarter of 2005 to $394,000 in the current year quarter. For the three month period, the dollar increase was due to higher interest rates earned on our cash and investment balances.

         INCOME TAXES. We made no provision for income taxes in the first three months of 2005 and 2006 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2006, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had cash, cash equivalents, and short-term investments of $38.7 million, which represents an increase of $2.0 million from December 31, 2005. The increase was primarily due to $1.8 million of cash provided by operations and $0.3 million of proceeds from the exercise of employee stock options. These increases were partially offset by capital expenditures of $0.1 million.

Cash provided by operations in the first three months of 2006 was from net income of $0.5 million adjusted for non-cash items related to depreciation and amortization of $0.2 million, and stock based compensation expense of $0.5 million and working capital changes of $0.6 million. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

Cash used in operations in the first three months of 2005 was primarily the result of operating losses and working capital requirements. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

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

We do not use derivative financial instruments for speculative or trading purposes. As of March 31, 2006, we had $38.7 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.


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


                                    ITEM 1A:
                                  RISK FACTORS

RISK FACTORS

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

WE EXPERIENCED NET LOSSES

We had a net annual loss during 2001, 2002, 2003, 2004 and 2005. Although we had net income in the first quarter of 2006, we may continue to experience losses in the future if:

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

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. In 2000, 2001, and 2002, the ADSL industry had experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. ASPs have also been under pressure because of intense competition in the ADSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL or VDSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the second quarter of 2006 and beyond. Our royalty revenue may decline over the long term.


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


BIOMETRICS BUSINESS RISKS

Our biometrics business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

     o    market acceptance of our biometric technologies and products;
     o changes in contracting practices of government or law enforcement agencies;
     o    the failure of the biometrics market to experience continued growth;
     o announcements or introductions of new technologies or products or our competitors;
     o delays or problems in the introduction or performance of enhancements or of future generations of our technology;
     o    failures or problems in our biometric software products;
     o delays in the adoption of new industry biometric standards or changes in market perception of the value of new or existing standards;
     o growth of proprietary biometric systems which do not conform to industry standards;
     o    competitive pressures resulting in lower software product revenues;
     o personnel changes, particularly those involving engineering, technical and sales and marketing personnel;
     o    costs associated with protecting our intellectual property;
     o litigation by third parties for alleged infringement of their proprietary rights;
     o the potential that licensees could fail to make payments under their current contracts;
     o    regulatory developments; and
     o    general economic trends and other factors.

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


                                         AWARE, INC.


         Date: May 10, 2006              By:    /S/ MICHAEL A. TZANNES
                                                ----------------------
                                                Michael A. Tzannes, Chief
                                                Executive Officer


         Date: May 10, 2006              By:    /S/ ROBERT J. WEISKOPF
                                                ----------------------
                                                Robert J. Weiskopf,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)