Form 10-Q
period 2006-06-30
AWARE INC /MA/
filed 2006-08-07
CIK 1015739

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___ NO_X_


Indicate the number of shares outstanding of the issuer's common stock as of August 4, 2006:

                  CLASS                             NUMBER OF SHARES OUTSTANDING
                  -----                             ----------------------------
Common Stock, par value $0.01 per share                    23,539,843 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS
                                                                          PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         June 30, 2006 and December 31, 2005...........................    3

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2006
         and June 30, 2005.............................................    4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2006
         and June 30, 2005.............................................    5

         Notes to Consolidated Financial Statements....................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................   12

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk...................................................   17

Item 4.  Controls and Procedures.......................................   17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   17

Item 1A. Risk Factors..................................................   18

Item 4.  Submission of Matters to a Vote of Security Holders...........   25

Item 6.  Exhibits .....................................................   26

         Signatures....................................................   26

                          PART I. FINANCIAL INFORMATION
                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       JUNE 30,    DECEMBER 31,
                                                                                         2006         2005
                                                                                     -----------   ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................           $18,363       $13,068
     Short-term investments...................................................            19,584        23,695
     Accounts receivable, net.................................................             3,994         3,749
     Inventories..............................................................               549            86
     Prepaid expenses and other current assets................................               388           764
                                                                                     -----------   -----------
           Total current assets...............................................            42,878        41,362
                                                                                     -----------   -----------

Property and equipment, net...................................................             8,018         8,075
Other assets, net.............................................................               271           304
                                                                                     -----------   -----------
           Total assets.......................................................           $51,167       $49,741
                                                                                     ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................               $398          $607
     Accrued expenses ........................................................               195           159
     Accrued compensation ....................................................               867           722
     Accrued professional.....................................................               192           212
     Deferred revenue.........................................................               818           538
                                                                                     -----------   -----------
             Total current liabilities........................................             2,470         2,238
                                                                                     -----------   -----------

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding.................................................                 -             -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
             and outstanding, 23,536,812 in 2006 and 23,281,575 in 2005......                235           233
      Additional paid-in capital..............................................            80,973        79,093
      Accumulated deficit....................................................            (32,511)      (31,823)
                                                                                     -----------   -----------
             Total stockholders' equity......................................             48,697        47,503
                                                                                     -----------   -----------

             Total liabilities and stockholders' equity.......................           $51,167       $49,741
                                                                                     ===========   ===========






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                         ---------------------------    ------------------------
                                                              2006            2005          2006           2005
                                                         -----------      ----------    ----------     ----------
Revenue:
    Product sales.......................................      $1,519            $785        $3,237         $1,746
    Contract revenue....................................       2,241             978         5,934          3,141
    Royalties...........................................       1,030             920         1,754          2,020
                                                         -----------      ----------    ----------     ----------
     Total revenue.....................................        4,790           2,683        10,925          6,907

Costs and expenses:
    Cost of product sales...............................         176              62           328            122
    Cost of contract revenue............................       1,151             718         2,397          1,558
    Research and development............................       3,129           2,360         5,919          4,913
    Selling and marketing...............................         920             710         1,734          1,343
    General and administrative..........................       1,083             627         2,087          1,296
                                                         -----------      ----------    ----------     ----------
     Total costs and expenses...........................       6,459           4,477        12,465          9,232

Loss from operations....................................      (1,669)         (1,794)       (1,540)        (2,325)
Interest income.........................................         459             272           852            489
                                                         -----------      ----------    ----------     ----------

Loss before provision for income taxes..................      (1,210)         (1,522)         (688)        (1,836)
Provision for income taxes..............................           -               -             -              -
                                                         -----------      ----------    ----------     ----------

Net loss................................................     ($1,210)        ($1,522)        ($688)       ($1,836)
                                                         ===========      ==========    ==========     ==========


Net loss per share - basic and diluted................        ($0.05)         ($0.07)       ($0.03)        ($0.08)


Weighted average shares - basic and diluted............       23,430          23,019        23,371         22,982



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                    -------------------------------
                                                                         2006              2005
                                                                    ------------       ------------
Cash flows from operating activities:
   Net income (loss)..........................................             ($688)           ($1,836)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization.............................               322                295
    Stock-based compensation..................................             1,242                  -
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable..................................              (245)             1,144
         Inventories..........................................              (463)                21
         Prepaid expenses.....................................               376                (99)
         Accounts payable.....................................              (209)               128
         Accrued expenses.....................................               161                (26)
         Deferred revenue.....................................               280                447
                                                                    ------------       ------------
            Net cash provided by operating activities........                776                 74
                                                                    ------------       ------------

Cash flows from investing activities:
    Purchases of property and equipment.......................              (232)              (141)
    Sales of investments......................................            11,557             16,374
    Purchases of investments.................................             (7,446)           (11,250)
                                                                    ------------       ------------
            Net cash provided by investing activities............          3,879              4,983
                                                                    ------------       ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock...................               640                549
                                                                    ------------       ------------
            Net cash provided by financing activities.........               640                549

Increase in cash and cash equivalents.........................             5,295              5,606
Cash and cash equivalents, beginning of period................            13,068              7,482
                                                                    ------------       ------------

Cash and cash equivalents, end of period......................           $18,363            $13,088
                                                                    ============       ============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)       BASIS OF PRESENTATION

         The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2006, and of operations and cash flows for the interim periods ended June 30, 2006 and 2005.

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

         The results of operations for the interim period ended June 30, 2006 are not necessarily indicative of the results to be expected for the year.


B)       INVENTORY

         Inventory consists primarily of the following (in thousands):

                                                       JUNE 30,     DECEMBER 31,
                                                         2006          2005
                                                     ------------   -----------
               Raw materials.....................            $509           $86
               Finished goods....................              40             -
                                                     ------------   -----------
                                                             $549           $86
                                                     ============   ===========


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

         Net income or loss per share is calculated as follows (in thousands, except per share data):


                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                     ---------------------------   --------------------------
                                                         2006          2005            2006          2005
                                                     ------------- -------------   ------------- ------------
   Net loss..........................................    ($1,210)      ($1,522)          ($688)      ($1,836)

   Weighted average common shares outstanding........     23,430        23,019          23,371        22,982
   Additional dilutive common stock equivalents......          -             -               -             -
                                                     ------------- -------------   ------------- ------------
   Diluted shares outstanding .......................     23,430        23,019          23,371        22,982
                                                     ============= =============   ============= ============

   Net loss per share - basic........................     ($0.05)       ($0.07)         ($0.03)       ($0.08)
   Net loss per share - diluted......................     ($0.05)       ($0.07)         ($0.03)       ($0.08)


         For the three month period ended June 30, 2006 and 2005, potential common stock equivalents of 1,645,384 and 1,594,581, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the six month periods ended June 30, 2006 and 2005, potential common stock equivalents of 1,600,805 and 1,651,837, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the three month periods ended June 30, 2006 and 2005, options to purchase 2,271,427 and 1,877,917 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. For the six month periods ended June 30, 2006 and 2005, options to purchase 2,346,427 and 1,877,917 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.


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

         FIXED STOCK OPTION PLANS - We have three fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan ("1990 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan ("1996 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. Under the 2001 Nonqualified Stock Plan ("2001 Plan"), we may grant nonqualified stock options or stock awards to our employees and directors for up to 8,000,000 shares of common stock. Under all three plans, options are granted at an exercise price as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Our options generally vest over three to five years, although we have granted options that are 50% or fully vested on the date of grant. As of June 30, 2006, there were 5,150,296 shares available for grant under the 2001 Plan, and no shares available under the 1990 and 1996 Plans.

         During the three (3) months ended June 30, 2006, the Company awarded unrestricted stock to its employees under the 2001 Plan. Half of the award was distributed in the second quarter of 2006 and the remaining shares will be distributed in the fourth quarter of 2006 to eligible employees. In the second quarter of 2006, a total of 31,895 shares were distributed representing $189,000 of stock-based compensation expense.

         Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of June 30, 2006 there were 138,046 shares available for future issuance under the ESPP Plan. During the three months ended June 30, 2006, 1,761 common shares were issued under the ESPP Plan.

         The following table presents stock-based employee compensation expenses included in the Company's unaudited condensed consolidated statements of operations (in thousands):

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30, 2006              JUNE 30, 2006
                                                     ------------------------    -----------------------

             Cost of product sales                                 $5                           $8
             Cost of contract revenue                              21                           85
             Research and development                             396                          545
             Selling and marketing                                110                          178
             General and administrative                           213                          426
                                                     ------------------------    -----------------------
             Stock-based compensation expense                    $745                       $1,242
                                                     ========================    =======================


         As a result of adopting SFAS 123(R), the Company's net income for the quarter ended June 30, 2006, was $745,000 lower than if it had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended June 30, 2006 was also lower by $0.03 due to the adoption of SFAS 123(R).

         The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company's stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the three months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

         Assumptions used to determine the fair value of options granted during the three months ended June 30, 2006, using the Black-Scholes valuation model were:


                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30, 2006            JUNE 30, 2006
                                                   ----------------------  ------------------------
           Expected term(1)                            3.25 - 6.25 years         3.25 - 6.25 years
           Expected volatility factor(2)                             66%                    66-67%
           Risk-free interest rate(3)                              4.99%                4.47-4.99%
           Expected annual dividend yield                             --                        --


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

      Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB 25. The Company also had previously adopted the provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net loss and net loss per share. The following table illustrates the effects on net loss and net loss per share for the three months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands):

                                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                          JUNE 30, 2005          JUNE 30, 2005
                                                                       --------------------  ------------------

       Net loss as reported                                                      ($1,522)           $(1,836)
       Add: Stock-based employee compensation expense
       included in net loss
       Less: Total stock-based employee compensation expense
       determined under the fair value method                                       (713)            (8,449)
                                                                       --------------------  ------------------
       Pro forma net loss                                                        ($2,235)          ($10,285)
                                                                       ====================  ==================
       Net loss per share:
       Basic and diluted -- as reported                                            ($0.07)            ($0.08)
       Basic and diluted -- pro-forma                                              ($0.10)            ($0.45)


      In determining the stock-based compensation expense to be disclosed under SFAS 123, the Company was required to estimate the fair value of stock awards granted to employees using a Black-Scholes valuation model. However, differences between the requirements of SFAS 123(R) and SFAS 123 resulted in a different set of assumptions determined by the Company to be used in its valuation model. Assumptions used to determine the fair value of options granted under SFAS 123 during the three months ended June 30, 2005 were:

                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   JUNE 30, 2005          JUNE 30, 2005
                                                               ----------------------  --------------------

          Expected term                                                    5 years               5 years
          Volatility                                                           84%                84-87%
          Risk-free interest rate                                            3.87%            3.87-3.88%
          Dividend yield                                                        --                    --

     The Company issues common stock from previously authorized but unissued shares to satisfy option exercises and purchases under the Company's Employee Stock Purchase Plan.

     A summary of the Company's stock option activity for the six months ended June 30, 2006 is as follows:

                                                                                                 WEIGHTED
                                                                                                 AVERAGE
                                                                                                REMAINING
                                                                                WEIGHTED       CONTRACTUAL
                                                           NUMBER OF            AVERAGE          TERM (IN
                                                            OPTIONS          EXERCISE PRICE       YEARS)
                                                      --------------------   --------------   -------------

       Outstanding, December 31, 2005                           6,284,606          $ 4.73
       Granted                                                    181,500            5.63
       Exercised                                                 (223,206)           2.99
       Cancelled                                                 (140,083)           6.89
                                                         ----------------    ------------
       Outstanding, June 30, 2006                               6,102,817           $4.77           7.46
                                                         ================    ============
       Exercisable at June 30, 2006                             5,579,765           $4.73           7.51


     All options granted during the six months ended June 30, 2006 and 2005 were granted with exercise prices equal to the fair market value of the Company's common stock on the grant date and had weighted average grant date fair values of $3.03 and $4.22, respectively.

     At June 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $9,176,000 and $8,815,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

     The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $648,000.

     The following table summarizes the stock options outstanding at June 30, 2006:


                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                        ----------------------------------------------------  ------------------------------
                                          WEIGHTED       WEIGHTED AVERAGE                        WEIGHTED
                                           AVERAGE           REMAINING                           AVERAGE
       EXERCISE PRICE                     EXERCISE          CONTRACTUAL                          EXERCISE
       RANGE                NUMBER          PRICE         TERM (IN YEARS)         NUMBER          PRICE

       $0 to $5               3,660,715 $        3.18          7.46                 3,520,633   $      3.18
       $5 to $10              2,353,435          6.11          7.61                 1,970,465          6.14
       $10 to $20                 2,417         12.75          0.89                     2,417         12.75
       $20 to $30                16,750         20.38          4.30                    16,750         20.38
       $30 to $40                45,000         33.56          2.96                    45,000         33.56
       $40 to $50                14,500         44.02          3.71                    14,500         44.02
       $50 to $70                10,000         58.06          3.26                    10,000         58.06
                        ----------------                                      ----------------
                              6,102,817  $       4.77          7.46                 5,579,765   $      4.73
                        ================                                      ================


     At June 30, 2006, unrecognized compensation expense related to non-vested stock options was $1,296,000, which is expected to be recognized over a weighted average period of 1.8 years.



E)       BUSINESS SEGMENTS

         The Company organizes itself as one segment and conducts its operations in the United States.

         The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                   --------------------------    -------------------------
                                                       2006           2005           2006          2005
                                                   -----------    -----------    -----------   -----------

  United States....................................     $2,098         $1,651         $6,574        $3,676
  Germany..........................................      2,236            735          3,502         1,915
  Rest of World....................................        456            297            849         1,316
                                                   -----------    -----------    -----------   -----------
                                                        $4,790         $2,683        $10,925        $6,907
                                                   ===========    ===========    ===========   ===========

F)       RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income tax positions taken or expected to be taken in tax returns that effect amounts reported in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance concerning derecognition, measurement, classification, interest and penalties and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

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

Product sales increased 94% from $0.8 million in the second quarter of 2005 to $1.5 million in the current year quarter. As a percentage of total revenue, product sales increased from 29% in the second quarter of 2005 to 32% in the current year quarter. For the six months ended June 30, product sales increased 85% from $1.7 million in 2005 to $3.2 million in 2006. As a percentage of total revenue, product sales increased from 25% in the first six months of 2005 to 30% in the corresponding period of 2006.

For the three month period, the dollar increase was due to a $0.4 million increase in revenue from the sale of software products and a $0.3 million increase from the sale of hardware products. For the six month period, the dollar increase was due to a $1.2 million increase in revenue from the sale of software products and a $0.3 million increase from the sale of hardware products.

         CONTRACT REVENUE. Contract revenue consists primarily of license and engineering service fees that we receive under agreements with our customers to develop DSL (including ADSL2, ADSL2plus or VDSL2) chipsets.

Contract revenue increased 129% from $1.0 million in the second quarter of 2005 to $2.2 million in the current year quarter. As a percentage of total revenue, contract revenue increased from 36% in the second quarter of 2005 to 47% in the current year quarter. The dollar increase was due to $0.5 million recognized from the transfer of certain technology licenses as a result of the acquisition of a customers' business, plus an increase of $0.7 million associated with the delivery of licensed technology and engineering services.

For the six months ended June 30, contract revenue increased 89% from $3.1 million in 2005 to $5.9 million in the current year. As a percentage of total revenue, contract revenue increased from 45% in the first six months of 2005 to 54% in the corresponding period of 2006. The dollar increase was due to $2.5 million recognized from the transfer of certain technology licenses as a result of the acquisition of a customer's business, plus an increase of $0.3 million associated with the delivery of licensed technology and engineering services.

While we believe that the transition to ADSL2plus and VDSL2 technology increases the value proposition of our technology, some existing and prospective DSL chipset licensees have continued to be reluctant to begin new development projects given: (i) generally weak worldwide economic conditions, (ii) a difficult and uncertain environment in the semiconductor and telecommunications industries, and (iii) intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions.

         ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our technology in their chipsets or solutions.

Royalties increased 12% from $0.9 million in the second quarter of 2005 to $1.0 million in the current year quarter. As a percentage of total revenue, royalties decreased from 34% in the second quarter of 2005 to 21% in the current year quarter. The dollar increase in royalty revenues was a result of increased chipset sales by our customers. For the six months ended June 30, royalties decreased 13% from $2.0 million in 2005 to $1.8 million in the current year. As a percentage of total revenue, royalties decreased from 29% in the first six months of 2005 to 16% in the corresponding period of 2006. The dollar decrease in royalty revenues was a result of reduced chipset sales by our customers and a decrease in royalties from Analog Devices, Inc. ("ADI") due to a one-time change in reporting periods as a result of the technology transfer agreement with ADI and Ikanos Communications, Inc. ("Ikanos"). The decrease in royalty as a percentage of total revenue is due to the significant increases in both product sales and contract revenue.

Our royalty revenue comes predominantly from ADSL chipset sales by Ikanos Communications, Inc. ("Ikanos"), and Infineon Technologies AG ("Infineon"). On February 17, 2006, Analog Devices, Inc. ("ADI") sold its ADSL business relating to Aware technology to Ikanos and Ikanos has replaced ADI as an Aware licensee. Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to steadily decline. We are uncertain how the transition to ADSL2plus and VDSL2 will impact our customers in the near term, how quickly sales of our customers' chipsets will increase and whether such increases will continue to contribute meaningful royalties to us.

         COST OF PRODUCT SALES. Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales. Cost of product sales increased 181% from $62,000 in the second quarter of 2005 to $176,000 in the current year quarter. As a percentage of product sales, cost of product sales increased from 8% in the second quarter of 2005 to 12% in the current year quarter. For the six months ended June 30, cost of product sales increased 169% from $122,000 in 2005 to $328,000 in 2006. As a percentage of product sales, cost of product sales increased from 7% in the first six months of 2005 to 10% in the corresponding period of 2006.

The percentage and dollar increases were primarily due to an increase in hardware manufacturing and period costs related to new hardware products. The resulting decrease in product margin was primarily due to a larger proportion of hardware sales in the product sales revenue mix.

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

Cost of contract revenue increased 60% from $0.7 million in the second quarter of 2005 to $1.2 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 73% in the second quarter of 2005 to 51% in the current year quarter. For the six months ended June 30, cost of contract revenue increased 54% from $1.6 million in 2005 to $2.4 million in 2006. As a percentage of contract revenue, cost of contract revenue decreased from 50% in the first six months of 2005 to 40% in the corresponding period of 2006.

The dollar increase in cost of contract revenue was primarily due to more customer projects in the three month and six month periods of 2006 as compared with 2005. Our cost of contract revenue is based on the level of effort we expend on customer projects. Since the number of customer projects increased, the cost of contract revenue increased as well. In addition, $21,000 and $85,000 of the current quarter and six month period increases, respectively, were from stock- based compensation expense.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expense increased 33% from $2.4 million in the second quarter of 2005 to $3.1 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 88% in the second quarter of 2005 to 65% in the current year quarter. For the six months ended June 30, research and development expense increased 21% from $4.9 million in 2005 to $5.9 million in 2006. As a percentage of total revenue, research and development expense decreased from 71% in the first six months of 2005 to 54% in the corresponding period of 2006.


For the three month and six month periods, the dollar increase was from $396,000 and $545,000, respectively, of stock-based compensation expense and the remainder was from increased compensation and fringe benefit cost as well as increased spending on patent legal fees and non-capital equipment and lab supplies. These increases were partially offset by a shift of engineers to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in 2006 than in 2005.

Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2plus StratiPHY2+(TM) technology and chips, developing and improving our VDSL2 StratiPHY3 technology and chips, developing analog front-end technology for DSL solutions, developing test and diagnostics hardware and software and developing imaging and biometrics software.

         SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense of $0.9 million in the second quarter of 2006 increased 30% compared to $0.7 million in the corresponding quarter of 2005. As a percentage of total revenue, sales and marketing expense decreased from 26% in the second quarter of 2005 to 19% in the current year quarter due to higher revenues.

For the current six months ended June 30, selling and marketing expense of $1.7 million increased 29% from $1.3 million in 2005. As a percentage of total revenue, selling and marketing expense decreased from 19% in the first six months of 2005 to 16% in the corresponding period of 2006. For both the three and six month periods, the dollar increase was mainly attributable to increased compensation costs, and included $110,000 and $178,000 of stock-based compensation expense, respectively.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses. General and administrative expenses increased 73% from $0.6 million in the second quarter of 2005 to $1.1 million in the current year quarter. As a percentage of total revenue, general and administrative expense decreased slightly and was approximately 23% in both the second quarter of 2005 and in the current year quarter.

For the six months ended June 30, general and administrative expense increased 61% from $1.3 million in 2005 to $2.1 million in 2006. As a percentage of total revenue, general and administrative expense increased slightly and was approximately 19% in the first six months of 2005 and 2006. For both the three month and six month periods, the dollar increase was mainly attributable to increased compensation costs, and included $213,000 and $426,000 of stock-based compensation expense, respectively.

         INTEREST INCOME. Interest income increased 69% from $272,000 in the second quarter of 2005 to $459,000 in the current year quarter. For the six months ended June 30, interest income increased 74% from $489,000 in 2005 to $852,000 in 2006. For the three and six month periods, the dollar increase was due to higher interest rates earned on our cash and investment balances.

         INCOME TAXES. We made no provision for income taxes in the first six months of 2005 and 2006 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of June 30, 2006, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had cash, cash equivalents, and short-term investments of $37.9 million, which represents an increase of $1.2 million from December 31, 2005. The increase was primarily due to $0.8 million of cash provided by operations and $0.6 million of proceeds from the exercise of employee stock options. These increases were partially offset by capital expenditures of $0.2 million.

Cash provided by operations in the first six months of 2006 was from the net loss of $0.7 million adjusted for non-cash items related to depreciation and amortization of $0.3 million, stock-based compensation expense of $1.2 million and working capital requirements of $0.1 million. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income tax positions taken or expected to be taken in tax returns that effect amounts reported in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance concerning derecognition, measurement, classification, interest and penalties and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

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

We do not use derivative financial instruments for speculative or trading purposes. As of June 30, 2006, we had $37.9 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.


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


WE EXPERIENCED NET LOSSES

We had a net annual loss during 2001, 2002, 2003, 2004 and 2005 and the first six months of 2006. We may continue to experience losses in the future if:

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

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. In 2000, 2001, and 2002, the ADSL industry had experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. ASPs have also been under pressure because of intense competition in the ADSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL or VDSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the third quarter of 2006 and beyond. Our royalty revenue may decline over the long term.


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

Our royalty revenue in the near term is highly dependent upon the respective market share and pricing of Ikanos' and Infineon's ADSL chipsets. The ADSL market has experienced significant price erosion, which has adversely affected ADSL chipset revenues, which in turn has adversely affected our royalty revenue. To the extent that Ikanos loses ADSL2plus market share or Infineon loses market share, or either are unable to gain market share, unable to transition their product to support new ADSL2, ADSL2plus and VDSL2 standards, or experience further price erosion in their DSL chipsets, our royalty revenue could decline.

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


                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2006, we held our Annual Meeting of Stockholders (the "Annual Meeting"). Matters voted on and the results of those votes are set forth below:

(1) Each of Michael A. Tzannes and G. David Forney, Jr. was elected to serve as a Class I director of the Company for a term expiring at the annual meeting of stockholders of the Company in 2009 or a special meeting in lieu thereof. Each of John K. Kerr, Frederick D. D'Alessio, Adrian F. Kruse and Edmund C. Reiter continued to serve as a director following the Annual Meeting.

        The votes cast to elect the Class I directors were:

        Name                          For                Abstain

        Michael A. Tzannes            22,616,803         418,173
        G. David Forney, Jr.          22,350,447         684,529


                                     ITEM 6:
                                    EXHIBITS


(A)  EXHIBITS

        Exhibit 10.1 Letter agreement dated May 30, 2006 by and between Robert J. Weiskopf and Aware, Inc. (incorporated by reference to Exhibit 99.1 of Aware, Inc.'s current report on form 8-K filed on May 31, 2006).

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


                                         AWARE, INC.


         Date: August 07, 2006           By:    /S/ MICHAEL A. TZANNES
                                                ----------------------
                                                Michael A. Tzannes, Chief
                                                Executive Officer


         Date: August 07, 2006           By:    /S/ KEITH E. FARRIS
                                                ----------------------
                                                Keith E. Farris, Chief Financial
                                                Officer (Principal Financial and
                                                Accounting Officer)