Form 10-Q
period 2006-09-30
AWARE INC /MA/
filed 2006-11-08
CIK 1015739

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

   Large Accelerated Filer    Accelerated Filer X   Non-Accelerated Filer
                          ---                  ----                      ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES   NO  X
                                    ---   ---

Indicate the number of shares outstanding of the issuer's common stock as of November 6, 2006:

            CLASS                                 NUMBER OF SHARES OUTSTANDING
            -----                                 ----------------------------
Common Stock, par value $0.01 per share                     23,569,937

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS
                                                                          PAGE
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2006 and December 31, 2005.......................... 3

         Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2006
         and September 30, 2005............................................ 4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2006
         and September 30, 2005............................................ 5

         Notes to Consolidated Financial Statements........................ 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 13

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk....................................................... 18

Item 4.  Controls and Procedures........................................... 19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 19

Item 1A. Risk Factors...................................................... 19

Item 6.  Exhibits ......................................................... 28

         Signatures........................................................ 28

                          PART I. FINANCIAL INFORMATION
                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   AWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                               2006          2005
                                                                             --------      --------
                                                 ASSETS
Current assets:
     Cash and cash equivalents .........................................     $ 12,679      $ 13,068
     Short-term investments ............................................       22,497        23,695
     Accounts receivable, net ..........................................        5,855         3,749
     Inventories .......................................................          752            86
     Prepaid expenses and other current assets .........................          748           764
                                                                             --------      --------
           Total current assets ........................................       42,531        41,362
                                                                             --------      --------

Property and equipment, net ............................................        7,934         8,075
Investments ............................................................        2,484             -
Other assets, net ......................................................          254           304
                                                                             --------      --------
           Total assets ................................................     $ 53,203      $ 49,741
                                                                             ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................     $    456      $    607
     Accrued expenses ..................................................          302           159
     Accrued compensation ..............................................        1,150           722
     Accrued professional ..............................................          209           212
     Deferred revenue ..................................................          758           538
                                                                             --------      --------
             Total current liabilities .................................        2,875         2,238
                                                                             --------      --------

Long-term deferred revenue .............................................          330             -

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding ..........................................            -             -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued
             and outstanding, 23,569,937 in 2006 and 23,281,575 in 2005           236           233
      Additional paid-in capital .......................................       81,434        79,093
      Accumulated deficit ..............................................      (31,672)      (31,823)
                                                                             --------      --------
             Total stockholders' equity ................................       49,998        47,503
                                                                             --------      --------

             Total liabilities and stockholders' equity ................     $ 53,203      $ 49,741
                                                                             ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                    ---------------------     ----------------------
                                                      2006         2005         2006          2005
                                                    --------     --------     --------      --------
Revenue:
    Product sales .............................     $  1,736     $  2,417     $  4,973      $  4,163
    Contract revenue ..........................        3,990        1,920        9,924         5,061
    Royalties .................................          956          750        2,710         2,770
                                                    --------     --------     --------      --------
     Total revenue ............................        6,682        5,087       17,607        11,994

Costs and expenses:
    Cost of product sales .....................          286          157          615           279
    Cost of contract revenue ..................        1,363          826        3,759         2,384
    Research and development ..................        2,726        2,487        8,646         7,400
    Selling and marketing .....................          784          721        2,518         2,064
    General and administrative ................          843          644        2,930         1,940
                                                    --------     --------     --------      --------
     Total costs and expenses .................        6,002        4,835       18,468        14,067

Income/(loss) from operations .................          680          252         (861)       (2,073)
Interest income ...............................          490          309        1,342           798
                                                    --------     --------     --------      --------

Income/(loss) before provision for income taxes        1,170          561          481        (1,275)
Provision for income taxes ....................          330            -          330             -
                                                    --------     --------     --------      --------

Net income/(loss) .............................     $    840     $    561     $    151      ($ 1,275)
                                                    ========     ========     ========      ========


Net income/(loss) per share - basic ...........     $   0.04     $   0.02     $   0.01      ($  0.06)
Net income/(loss) per share - diluted .........     $   0.03     $   0.02     $   0.01      ($  0.06)

Weighted average shares - basic ...............       23,552       23,116       23,433        23,027
Weighted average shares - diluted .............       24,987       25,168       24,976        23,027


         The accompanying notes are an integral part of the consolidated financial statements.

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ----------------------
                                                                        2006          2005
                                                                      --------      --------
Cash flows from operating activities:
   Net income (loss) ............................................     $    151      ($ 1,275)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization ...............................          491           460
    Stock-based compensation ....................................        1,694             -
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable ....................................       (2,106)         (536)
         Inventories ............................................         (666)           89
         Prepaid expenses .......................................           17          (239)
         Accounts payable .......................................         (151)           90
         Accrued expenses .......................................          567           389
         Deferred revenue .......................................          551           (10)
                                                                      --------      --------
            Net cash provided by (used in) operating activities .          548        (1,032)
                                                                      --------      --------

Cash flows from investing activities:
    Purchases of property and equipment .........................         (301)         (219)
    Other assets ................................................          -            (339)
    Sales of investments ........................................       14,031        20,028
    Purchases of investments ....................................      (15,316)      (13,388)
                                                                      --------      --------
            Net cash provided by (used in) investing activities .       (1,586)        6,082
                                                                      --------      --------

Cash flows from financing activities:
     Proceeds from issuance of common stock .....................          649           842
                                                                      --------      --------
            Net cash provided by financing activities ...........          649           842
                                                                      --------      --------

Increase (decrease) in cash and cash equivalents ................         (389)        5,892
Cash and cash equivalents, beginning of period ..................       13,068         7,482
                                                                      --------      --------

Cash and cash equivalents, end of period ........................     $ 12,679      $ 13,374
                                                                      ========      ========


    The accompanying notes are an integral part of the consolidated financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)      BASIS OF PRESENTATION

        The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2006, and of operations and cash flows for the interim periods ended September 30, 2006 and 2005.

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

        The results of operations for the interim period ended September 30, 2006 are not necessarily indicative of the results to be expected for the year.


B)      INVENTORY

        Inventory consists primarily of the following (in thousands):

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        2006            2005
                                                     -----------    ----------
          Raw materials.............................    $752            $86
                                                     ===========    ==========


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

        Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                 ---------------------     ---------------------
                                                   2006         2005         2006         2005
                                                 --------     --------     --------     --------

Net income (loss) ..........................     $    840     $    561     $    151     ($ 1,275)

Weighted average common shares outstanding .       23,552       23,116       23,433       23,027
Additional dilutive common stock equivalents        1,435        2,052        1,543            -
                                                 --------     --------     --------     --------
Diluted shares outstanding .................       24,987       25,168       24,976       23,027
                                                 ========     ========     ========     ========

Net income (loss) per share - basic ........     $   0.04     $   0.02     $   0.01     ($  0.06)
Net income (loss) per share - diluted ......     $   0.03     $   0.02     $   0.01     ($  0.06)


        For the nine month period ended September 30, 2005, potential common stock equivalents of 1,789,280 were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the three month periods ended September 30, 2006 and 2005, options to purchase 2,441,742 and 202,167 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. For the nine month periods ended September 30, 2006 and 2005, options to purchase 2,415,492 and 1,876,167 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.


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

        FIXED STOCK OPTION PLANS - We have three fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan ("1990 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan ("1996 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. Under the 2001 Nonqualified Stock Plan ("2001 Plan"), we may grant nonqualified stock options or stock awards to our employees and directors for up to 8,000,000 shares of common stock. Under all three plans, options are granted at an exercise price as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Our options generally vest over three to five years, although we have granted options that are 50% or fully vested on the date of grant. As of September 30, 2006, there were 5,107,363 shares available for grant under the 2001 Plan, and no shares available under the 1990 and 1996 Plans.

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

        Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of September 30, 2006 there were 138,046 shares available for future issuance under the ESPP Plan. During the three months ended September 30, 2006, no common shares were issued under the ESPP Plan.

        The following table presents stock-based employee compensation expenses included in the Company's unaudited condensed consolidated statements of operations (in thousands):

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30, 2006  SEPTEMBER 30, 2006
                                          ------------------  ------------------

         Cost of product sales ..........         $    4             $   12
         Cost of contract revenue .......             13                 98
         Research and development .......            241                786
         Selling and marketing ..........             88                266
         General and administrative .....            106                532
                                          ------------------  ------------------
         Stock-based compensation expense         $  452             $1,694
                                          ==================  ==================


        As a result of adopting SFAS 123(R), the Company's net income for the three and nine months ended September 30, 2006 was lower by $452,000 and $1,694,000, respectively, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 was also lower by $0.02 and $0.07, respectively, due to the adoption of SFAS 123(R).

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company's stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the three months ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        Assumptions used to determine the fair value of options granted during the three and nine months ended September 30, 2006, using the Black-Scholes valuation model were:

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2006        SEPTEMBER 30, 2006
                                                   ----------------------   ----------------------

           Expected term(1)                                   4.75 years         3.25 - 6.25 years
           Expected volatility factor(2)                             64%                    64-67%
           Risk-free interest rate(3)                              4.84%                4.47-4.99%
           Expected annual dividend yield                             --                        --



--------------------------------------------------------------------------------

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

        Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB 25. The Company also had previously adopted the provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net income
        (loss) and net income (loss) per share. The following table illustrates the effects on net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands):


                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2005     SEPTEMBER 30, 2005
                                                                ------------------     ------------------

Net income (loss) as reported                                           $    561              $ (1,275)
Add: Stock-based employee compensation expense included in net income (loss)
Less: Total stock-based employee compensation expense
determined under the fair value method                                      (593)               (9,042)
                                                                ------------------     ------------------
Pro forma net loss                                                      ($    32)             ($10,317)
                                                                ==================     ==================
Net income (loss) per share:
Basic and diluted -- as reported                                        $   0.02              ($  0.06)
Basic and diluted -- pro-forma                                          $   0.00              ($  0.45)


        In determining the stock-based compensation expense to be disclosed under SFAS 123, the Company was required to estimate the fair value of stock awards granted to employees using the Black-Scholes valuation model. However, differences between the requirements of SFAS 123(R) and SFAS 123 resulted in a different set of assumptions determined by the Company to be used in its valuation model. Assumptions used to determine the fair value of options granted under SFAS 123 during the three and nine months ended September 30, 2005 were:

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30, 2005     SEPTEMBER 30, 2005
                                       ------------------     ------------------

          Expected term                           5 years               5 years
          Volatility                                  82%                82-87%
          Risk-free interest rate                   4.04%            3.87-4.04%
          Dividend yield                               --                    --


        The Company issues common stock from previously authorized but unissued shares to satisfy option exercises and purchases under the Company's Employee Stock Purchase Plan.

        A summary of the Company's stock option activity for the nine months ended September 30, 2006 is as follows:

                                                                                              WEIGHTED
                                                                                              AVERAGE
                                                                                             REMAINING
                                                                             WEIGHTED       CONTRACTUAL
                                                           NUMBER OF          AVERAGE         TERM (IN
                                                            OPTIONS        EXERCISE PRICE      YEARS)
                                                      -------------------  --------------  --------------

       Outstanding, December 31, 2005                           6,284,606          $ 4.73
       Granted                                                    236,500            5.55
       Exercised                                                 (254,706)           3.01
       Cancelled                                                 (159,087)           6.77
                                                      -------------------  --------------
       Outstanding, September 30, 2006                          6,107,313           $4.78           7.22
                                                      ===================  ==============

       Exercisable at September 30, 2006                        5,670,567           $4.71           7.28

        All options granted during the nine months ended September 30, 2006 and 2005 were granted with exercise prices equal to the fair market value of the Company's common stock on the grant date and had weighted average grant date fair values of $3.02 and $4.22, respectively.

        At September 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $29,200,000 and $26,695,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

        The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $710,000.

        The following table summarizes the stock options outstanding at September 30, 2006:


                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                             -------------------------------------------------  --------------------------
                                                 WEIGHTED     WEIGHTED AVERAGE                   WEIGHTED
                                                  AVERAGE       REMAINING                        AVERAGE
          EXERCISE PRICE                         EXERCISE      CONTRACTUAL                       EXERCISE
          RANGE                NUMBER             PRICE       TERM (IN YEARS)    NUMBER            PRICE

          $0 to $5           3,628,146         $    3.18           7.21         3,595,300         $    3.17
          $5 to $10          2,390,500              6.10           7.39         1,986,600              6.13
          $10 to $20             2,417             12.75           0.64             2,417             12.75
          $20 to $30            16,750             20.38           4.05            16,750             20.38
          $30 to $40            45,000             33.56           2.71            45,000             33.56
          $40 to $50            14,500             44.02           3.46            14,500             44.02
          $50 to $70            10,000             58.06           3.01            10,000             58.06
                             ---------                                          ---------
                             6,107,313         $    4.78           7.22         5,670,567         $    4.71
                             =========                                          =========


        At September 30, 2006, unrecognized compensation expense related to non-vested stock options was $1,117,000, which is expected to be recognized over a weighted average period of 2 years.



E)      BUSINESS SEGMENTS

        The Company organizes itself as one segment and conducts its operations in the United States.

        The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ----------------------------  ----------------------------
                                                       2006           2005           2006          2005
                                                   -------------  -------------  ------------- --------------

  North America....................................     $3,396         $3,470        $10,604        $8,092
  Europe...........................................      1,223          1,598          4,892         3,621
  Rest of World....................................      2,063             19          2,111           281
                                                   -------------  -------------  ------------- --------------
                                                        $6,682         $5,087        $17,607       $11,994
                                                   =============  =============  ============= ==============

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

        In September 2006 the FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS. The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the Securities and Exchange Commission, or SEC, Staff issued Staff Accounting Bulletin No. 108 (SAB 108) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff's previous guidance in Staff Accounting Bulletin No. 99 on evaluating the materiality of misstatements.

        SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We do not anticipate the adoption of SAB 108 to have a material effect on our financial position, results of operations or cash flows.

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SOME OF THE INFORMATION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," "CONTINUE" AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY: (1) DISCUSS OUR FUTURE EXPECTATIONS; (2) CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR FINANCIAL CONDITION; OR (3) STATE OTHER "FORWARD-LOOKING" INFORMATION. HOWEVER, WE MAY NOT BE ABLE TO PREDICT FUTURE EVENTS ACCURATELY. THE RISK FACTORS LISTED IN THIS FORM 10-Q, AS WELL AS ANY CAUTIONARY LANGUAGE IN THIS FORM 10-Q, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. YOU SHOULD BE AWARE THAT THE OCCURRENCE OF ANY OF THE EVENTS DESCRIBED IN THESE RISK FACTORS AND ELSEWHERE IN THIS FORM 10-Q COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.


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

Product sales decreased 28% from $2.4 million in the third quarter of 2005 to $1.7 million in the current year quarter. As a percentage of total revenue, product sales decreased from 48% in the third quarter of 2005 to 26% in the current year quarter. For the nine months ended September 30, product sales increased 19% from $4.2 million in 2005 to $5.0 million in 2006. As a percentage of total revenue, product sales decreased from 35% in the first nine months of 2005 to 28% in the corresponding period of 2006.

For the three month period, the dollar decrease was due to a $0.9 million decrease in revenue from the sale of software products, offset by a $0.2 million increase from the sale of hardware products. For the nine month period, the dollar increase was due to a $0.3 million increase in revenue from the sale of software products and a $0.5 million increase from the sale of hardware products.

        CONTRACT REVENUE. Contract revenue consists of patent, license and engineering service fees that we receive under customer agreements relating to Aware's patents, Aware's DSL technology and Aware's DSL test and diagnostics technology.

Contract revenue increased 108% from $1.9 million in the third quarter of 2005 to $4.0 million in the current year quarter. As a percentage of total revenue, contract revenue increased from 38% in the third quarter of 2005 to 60% in the current year quarter. The increase of $2.1 million was primarily due to patent and license fees that we received under agreements with our customers including a patent license agreement with a new customer.

For the nine months ended September 30, contract revenue increased 96% from $5.1 million in 2005 to $9.9 million in the current year. As a percentage of total revenue, contract revenue increased from 42% in the first nine months of 2005 to 56% in the corresponding period of 2006. The dollar increase was due to $2.5 million recognized from the transfer of certain technology licenses as a result of the acquisition of a customer's business, plus an increase of $2.3 million due to patent and license fees that we received under agreements with our customers, including a patent licensing agreement with a new customer.

While we believe that the transition to ADSL2plus and VDSL2 technology increases the value proposition of our technology, some existing and prospective DSL chipset licensees have continued to be reluctant to begin new development projects given a difficult and uncertain environment in the semiconductor and telecommunications industries, and intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions.

        ROYALTIES. Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our patents and technology in their chipsets or solutions.

Royalties increased 27% from $0.8 million in the third quarter of 2005 to $1.0 million in the current year quarter. As a percentage of total revenue, royalties decreased from 15% in the third quarter of 2005 to 14% in the current year quarter. The dollar increase in royalty revenues was a result of increased chipset sales by our customers. For the nine months ended September 30, royalties decreased 2% from $2.8 million in 2005 to $2.7 million in the current year. As a percentage of total revenue, royalties decreased from 23% in the first nine months of 2005 to 15% in the corresponding period of 2006. The dollar decrease in royalty revenues was due to lower royalties from DSL chipset customers. The decrease in royalty as a percentage of total revenue is due to the increase in both product sales and contract revenue.

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

        COST OF PRODUCT SALES. Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales. Cost of product sales increased 82% from $157,000 in the third quarter of 2005 to $286,000 in the current year quarter. As a percentage of product sales, cost of product sales increased from 7% in the third quarter of 2005 to 16% in the current year quarter. For the nine months ended September 30, cost of product sales increased 120% from $279,000 in 2005 to $615,000 in 2006. As a percentage of product sales, cost of product sales increased from 7% in the first nine months of 2005 to 12% in the corresponding period of 2006.

The percentage and dollar increases were primarily due to an increase in hardware manufacturing and period costs related to new hardware products. In addition, $4,000 and $12,000 of the current quarter and nine month period increases, respectively, were from stock-based compensation expense. The resulting decrease in product margin was primarily due to a larger proportion of new hardware sales in the product sales revenue mix.

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

Cost of contract revenue increased 65% from $0.8 million in the third quarter of 2005 to $1.4 million in the current year quarter. As a percentage of contract revenue, cost of contract revenue decreased from 43% in the third quarter of 2005 to 34% in the current year quarter. For the nine months ended September 30, cost of contract revenue increased 58% from $2.4 million in 2005 to $3.8 million in 2006. As a percentage of contract revenue, cost of contract revenue decreased from 47% in the first nine months of 2005 to 38% in the corresponding period of 2006.

The dollar increase in cost of contract revenue was primarily due to more customer projects in the three month and nine month periods of 2006 as compared with 2005. Our cost of contract revenue is based on the level of effort we expend on customer projects. Since the number of customer projects increased, the cost of contract revenue increased as well. In addition, $13,000 and $98,000 of the current quarter and nine month period increases, respectively, were from stock-based compensation expense.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expense increased 10% from $2.5 million in the third quarter of 2005 to $2.7 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 49% in the third quarter of 2005 to 41% in the current year quarter. For the nine months ended September 30, research and development expense increased 17% from $7.4 million in 2005 to $8.6 million in 2006. As a percentage of total revenue, research and development expense decreased from 62% in the first nine months of 2005 to 48% in the corresponding period of 2006.

For the three month and nine month periods, the dollar increase was $241,000 and $786,000, respectively, of stock-based compensation expense, increased compensation and fringe benefit cost, and increased patent legal fees. These increases were partially offset by a shift of engineers to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in 2006 than in 2005.

Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2plus StratiPHY2+(TM) technology and chips, developing and improving our VDSL2 StratiPHY3 technology and chips, developing analog front-end technology for DSL solutions, developing test and diagnostics hardware and software and developing imaging and biometrics software.

        SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense of $0.8 million in the third quarter of 2006 increased 9% compared to $0.7 million in the corresponding quarter of 2005. As a percentage of total revenue, sales and marketing expense decreased from 14% in the third quarter of 2005 to 12% in the current year quarter due to higher revenues. For the three month period, the dollar increase was mainly attributable to stock-based compensation expense of $88,000.

For the nine months ended September 30, selling and marketing expense of $2.5 million increased 22% from $2.1 million in 2005. As a percentage of total revenue, selling and marketing expense decreased from 17% in the first nine months of 2005 to 14% in the corresponding period of 2006. For the nine month period, the dollar increase was mainly attributable to stock-based compensation expense of $266,000 and other compensation expenses of $130,000.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses. General and administrative expenses increased 31% from $0.6 million in the third quarter of 2005 to $0.8 million in the current year quarter. As a percentage of total revenue, general and administrative expense decreased slightly and was approximately 13% in both the third quarter of 2005 and in the current year quarter. For the three month period, the dollar increase was mainly attributable to stock-based compensation expense of $106,000 and other compensation expenses of $54,000.

For the nine months ended September 30, general and administrative expense increased 51% from $1.9 million in 2005 to $2.9 million in 2006. As a percentage of total revenue, general and administrative expense remained relatively flat at approximately 16% in the first nine months of 2005 and 2006. For the nine month period, the dollar increase was mainly attributable to stock-based compensation expense of $532,000, other compensation expenses of $266,000 and professional fees of $53,000.

        INTEREST INCOME. Interest income increased 59% from $309,000 in the third quarter of 2005 to $490,000 in the current year quarter. For the nine months ended September 30, interest income increased 68% from $798,000 in 2005 to $1,342,000 in 2006. For the three and nine month periods, the dollar increase was due to higher interest rates earned on our cash and investment balances.

        INCOME TAXES. We made no provision for income taxes in the first nine months of 2005 and 2006 due to net losses incurred and the uncertainty of the timing of profitability in future periods, except for taxes paid in non-U.S. jurisdictions that assess a source withholding tax. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of September 30, 2006, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash, cash equivalents, and short and long-term investments of $37.7 million, which represents an increase of $0.9 million from December 31, 2005. The increase was primarily due to $0.6 million of cash provided by operations and $0.6 million of proceeds from the exercise of employee stock options. These increases were partially offset by capital expenditures of $0.3 million.

Cash provided by operations in the first nine months of 2006 was from the net income of $0.2 million adjusted for non-cash items related to depreciation and amortization of $0.5 million, stock-based compensation expense of $1.7 million and working capital requirements of $1.8 million. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

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

In September 2006 the FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS. The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission, or SEC, Staff issued Staff Accounting Bulletin No. 108 (SAB 108) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff's previous guidance in Staff Accounting Bulletin No. 99 on evaluating the materiality of misstatements.

SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We do not anticipate the adoption of SAB 108 to have a material effect on our financial position, results of operations or cash flows.


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

We do not use derivative financial instruments for speculative or trading purposes. As of September 30, 2006, we had $35.2 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of September 30, 2006, we had invested $2.5 million in long-term investments that matured in one to three years. These long-term securities are invested in high quality U.S. government securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at September 30, 2006. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.


                                        VALUATION OF SECURITIES                        VALUATION OF SECURITIES
                                         GIVEN AN INTEREST RATE                        GIVER AN INTEREST RATE
                                              DECREASE OF             NO CHANGE               INCREASE OF
                                       -------------------------     IN INTEREST      -------------------------
Type of security                         (100BP)      (50 BP)           RATES             100 BP        50 BP
---------------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to three years...    $2,519      $2,501            $2,484             $2,448       $2,466



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

WE EXPERIENCED NET LOSSES

We had a net annual loss during 2001, 2002, 2003, 2004 and 2005, but have net income for the first nine months of 2006. We may experience losses in the future if:

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

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. In 2000, 2001, and 2002, the ADSL industry had experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. ASPs have also been under pressure because of intense competition in the ADSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL or VDSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the fourth quarter of 2006 and beyond. Our royalty revenue may decline over the long term.


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

Our royalty revenue in the near term is highly dependent upon the respective market share and pricing of Ikanos' and Infineon's ADSL chipsets. The ADSL market has experienced significant price erosion, which has adversely affected ADSL chipset revenues, which in turn has adversely affected our royalty revenue. To the extent that Ikanos or Infineon lose market share or are unable to gain market share, or experience further price erosion in their DSL chipsets, our royalty revenue could decline.


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


OUR SUCCESS REQUIRES TELEPHONE COMPANIES TO INSTALL DSL SERVICE IN VOLUME

The success of our DSL licensing business depends upon telephone companies installing DSL service in significant volumes. Factors that affect the volume deployment of DSL service include:
        o the desire of telephone companies to install ADSL or VDSL service, which is dependent on the development of a viable business model for ADSL or VDSL service, including the capability to market, sell, install and maintain the service;
        o       the pricing of ADSL or VDSL services by telephone companies;
        o the success of internet protocol TV ("IPTV") and video over DSL as viable consumer service offerings;
        o the transition by telephone companies to new ADSL technologies, such as ADSL2, ADSL2plus and VDSL2;
        o       the quality of telephone companies' networks;
        o deployment by phone companies of fiber-to-the home or broadband wireless services;
        o       government regulations; and
        o the willingness of residential telephone customers to demand DSL service in the face of competitive service offerings, such as cable modems, fiber-based service or broadband wireless access.

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

As an intellectual property supplier to the semiconductor industry, we face intense competition from internal development teams within potential semiconductor customers. We must convince potential licensees to license from us rather than develop technology internally. Furthermore, semiconductor customers, who have licensed our intellectual property, may choose to abandon joint development projects with us and develop chipsets themselves without using our technology. In addition to competition from internal development teams, we compete against other independent suppliers of intellectual property. We anticipate intense competition from suppliers of intellectual property for ADSL and VDSL.

The market for DSL chipsets is also intensely competitive. Our success within the DSL industry requires that DSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy DSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based and DSL chipsets, including Broadcom, Centillium, Conexant, Ikanos, ST Microelectronics and Texas Instruments.

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


                                           AWARE, INC.


         Date: November 8, 2006            By: /s/ Michael A. Tzannes
                                               ----------------------
                                               Michael A. Tzannes, Chief
                                               Executive Officer


         Date: November 8, 2006            By: /s/ Keith E. Farris
                                               -------------------
                                               Keith E. Farris, Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer)