Form 10-K
period 2006-12-31
AWARE INC /MA/
filed 2007-03-14
CIK 1015739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                                 (781) 276-4000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
    COMMON STOCK, PAR VALUE $.01       THE NASDAQ STOCK MARKET LLC
    PER SHARE
        Securities registered pursuant to Section 12(g) of the Act: NONE

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

Large Accelerated Filer [  ]  Accelerated Filer [X ]  Non-Accelerated Filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2006 the aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $128,958,890.

The number of shares outstanding of the registrant's common stock as of March 5, 2007 was 23,673,603.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the registrant's Annual Meeting of Shareholders to be held on May 23, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                                   AWARE, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2006


                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business.........................................................  3
Item 1A.  Risk Factors.....................................................  12
Item 1B.  Unresolved Staff Comments........................................  18
Item 2.   Properties.......................................................  18
Item 3.   Legal Proceedings................................................  19
Item 4.   Submission of Matters to a Vote of Security Holders..............  19

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities................  20
Item 6.   Selected Financial Data..........................................  22
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  23
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......  29
Item 8.   Consolidated Financial Statements and Supplementary Data.........  31
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  50
Item 9A.  Controls and Procedures..........................................  50
Item 9B.  Other Information................................................  50

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance...........  50
Item 11.  Executive Compensation...........................................  50
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.......................  51
Item 13.  Certain Relationships and Related Transactions, and
          Director Independence............................................  51
Item 14.  Principal Accountant Fees and Services...........................  51

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.......................  52


Signatures.................................................................  54

                                     PART I


ITEM 1.   BUSINESS


COMPANY OVERVIEW


We have been a leading innovator in Digital Subscriber Line ("DSL") technology for over a decade. We license silicon intellectual property to semiconductor companies that build integrated circuits for the DSL industry. Our offerings are based upon International Telecommunication Union ("ITU") and other relevant industry standards. Our DSL technology focus is on asymmetric DSL ("ADSL") and very high speed DSL ("VDSL"). ADSL enables telephone companies to utilize their existing copper telephone lines to offer broadband services. Numerous ADSL standards have been adopted by the ITU since 1999, including G.992.1 ADSL and
G.992.2 G.Lite as well as G.992.3 ADSL2 and G.992.5 ADSL2+ which were adopted by the ITU in 2002 and 2003, respectively. In 2006, the ITU approved the G.993.2 VDSL2 standard. ADSL2+ and VDSL2 further expand the bandwidth utilized by DSL signals and enable higher data rates than ADSL. The ADSL2+ and VDSL2 standards deliver improved immunity against noise, support for test and diagnostics functionality, data rate adaptability and means for power consumption reduction. With these standards, telephone companies are able to deploy entertainment-quality services such as television, including Internet Protocol television ("IPTV") and video-on-demand, and support high-definition formats such as HDTV. IPTV provides phone companies a means to deliver a superior and differentiated TV service by offering more channel selections, better quality and an improved user experience with multiple viewing panes and instantaneous channel switching. IPTV is expected to drive increased demand for the fastest versions of DSL service over the next several years. ADSL2+ and VDSL2 are expected to be increasingly used in worldwide deployments over the next several years.

We also sell DSL test and diagnostics hardware and software products to pre-qualify, monitor and troubleshoot DSL service offered by phone companies. We sell our products to OEM suppliers of automated test equipment, including manufacturers of test-heads and handheld testers. We also sell our software products to telephone companies and network equipment suppliers. Our hardware products interoperate with existing central office ("CO") and customer premises equipment ("CPE") thereby enabling connectivity for test and diagnostics applications. We are committed to maintaining interoperability with new DSL CO and CPE solutions. Our software products support pre-qualification, provisioning, troubleshooting and maintenance of DSL networks. As phone companies expand their DSL offerings to include IPTV, video and triple play services, the need has increased for improved monitoring and troubleshooting of DSL networks. Our products leverage our expertise in DSL technology and product developments.

We have been a leading innovator in imaging and biometrics applications for over a decade. We sell biometrics software components that are used in government systems worldwide. Our products address a broad range of functionality including enrollment of fingerprints and facial images, ID personalization and reading, and networking. We have broad exposure to biometrics applications in criminal justice, border control and secure credential applications. We primarily sell our products to OEMs and system integrators. We also sell to end-users such as government agencies and enterprises. The biometrics industry has benefited from the emergence of industry standards and supportive legislation since September 11, 2001. The use of multimodal biometrics and facial images is expected to be on the rise. In addition, we sell software products for medical and digital imaging applications based upon industry standards such as JPEG 2000 and JPIP.

We have research and development activities underway to develop new forms of broadband and imaging technologies. We play an active role at standards setting bodies so that we can anticipate and influence changes in industry requirements.

During 2005 and 2006, approximately 62% and 58%, respectively, of our revenue came from licensing DSL intellectual property. We license our intellectual property worldwide through our direct sales force. Our largest semiconductor customers in 2005 and 2006 were Infineon Technologies, AG and Analog Devices, Inc., which on February 17, 2006 sold its ADSL business relating to Aware technology to Ikanos Communications, Inc. ("Ikanos") and Ikanos has replaced Analog Devices, Inc. as an Aware licensee.

The remainder of our revenue came from the sale of software and hardware products. Our software product sales consisted primarily of sales of software tools for biometric applications. We also had sales of medical imaging software tools and software for DSL test and diagnostics applications. Our hardware products consisted primarily of hardware modules for DSL test and diagnostics applications.

We are headquartered in Bedford, Massachusetts. Our telephone number is (781) 276-4000, and our website is www.aware.com. Incorporated in Massachusetts in 1986, we employed 117 people as of December 31, 2006. Our stock is traded on the Nasdaq Global Market under the symbol AWRE.

Our website provides a link to a third-party website through which our annual, quarterly and current reports, and amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not maintain or provide any information directly to the third-party website, and we are not responsible for its accuracy.



INDUSTRY BACKGROUND

DSL INDUSTRY BACKGROUND. DSL technology allows telephone companies to offer high-speed data services over their existing telephone wires. Telephone companies began tests and trials of ADSL technology in the mid 1990s. Commercial deployment of ADSL services began in modest volumes in 1999, and during the last five years, the rate of deployment of ADSL services accelerated dramatically, particularly outside of the United States. According to announcements by major telephone companies and information compiled by Point Topic Ltd., a company that provides analysis of broadband access to the Internet, approximately 12 million, 17 million, 28 million, 36 million, 41 million and 43 million new ADSL subscribers were added in 2001, 2002, 2003, 2004, 2005 and 2006, respectively. As of the third quarter of 2006, there were approximately 172 million global DSL subscribers worldwide, of which approximately 28 million were in North America. There were 68 million in Europe/Middle East/Africa, approximately 67 million were in the Asia Pacific region and the remainder was in Latin America.

As the demand for faster residential broadband service continues to grow, telephone companies are upgrading their networks to increase the data rates that are delivered to their residential customers. With higher data rates phone companies can offer IPTV, video and triple play services. These upgrades require large financial expenditures and involve the deployment of fiber optic-based communications to points deeper in the access networks that are closer to residential customers than today's central office locations. The resulting fiber-to-the-node ("FTTN") networks require that new equipment platforms be installed at fiber-fed points. These equipment platforms utilize the existing telephone wire infrastructure and new ADSL2+ or VDSL2 standards to provide increased data rates.

ADSL service now serves a broad global footprint; service based upon ADSL is now offered in over 80 countries throughout the world. It is expected that ADSL service offerings will increasingly use ADSL2+ technology because it enables higher data rates and improved functionality.

VDSL service has been deployed in Japan and VDSL2 service deployments are underway in several other countries, including Belgium, Switzerland and Germany. Deutsche Telekom commenced a 50 Mbps VDSL2-based service to a large number of cities in 2006, the largest VDSL2 deployment in the world-to-date. Japan, Korea and the United States are expected to roll-out VDSL2 networks during 2007.

In order to activate DSL service, one end of a telephone wire must be connected to DSL equipment in a central office or remote location controlled by telephone companies and the other end must be connected to a device in the customer's premises. DSL central office and remote location equipment includes DSL access multiplexers ("DSLAMs"), next generation digital loop carriers ("NGDLCs"), and broadband loop carriers ("BLCs"). These are available from numerous telecommunications equipment suppliers. Some of the leading suppliers of DSL equipment include Alcatel-Lucent, Huawei, ECI Telecom, NEC Corporation, Siemens AG, Sumitomo Corporation, and UTStarcomm. Devices in the customer's premise are known as DSL customer premises equipment ("CPE") and include modems, routers and devices that support integrated voice and data, known as integrated access devices. Thomson Multimedia, Siemens, D-Link, Sumitomo, Sagem, Westell, Zyxel and Cisco are leading manufacturers of ADSL CPE.

Equipment manufacturers are able to purchase DSL chipsets for telephone company equipment or CPE from a number of suppliers, including Broadcom Corporation ("Broadcom"), Centillium Communications, Inc. ("Centillium"), Conexant Systems, Inc. ("Conexant"), Ikanos Communications, Infineon Technologies AG ("Infineon"), PMC-Sierra Inc. , ST Microelectronics N.V. ("ST"), and Texas Instruments Incorporated ("TI").

With over 1 billion phone lines installed worldwide, DSL has penetrated less than 17% of the available market. According to estimates by Infonetics Research published in March 2007, the DSL chipset market future growth projections are that:

        o Telephone companies are expected to add 98 million, 105 million, 111 million and 118 million new DSL ports to their networks in 2007, 2008, 2009 and 2010 respectively.
        o Telephone companies are expected to add 13.6 million, 18.4 million, 25.4 million and 34.2 million VDSL ports to their networks in 2007, 2008, 2009 and 2010 respectively.
        o ADSL CPE units of 73 million, 74 million, 73 million and 71 million are expected to sell in 2007, 2008, 2009 and 2010 respectively.
        o VDSL CPE units of 3 million, 5 million, 9 million and 14 million are expected to sell in 2007, 2008, 2009 and 2010 respectively.

DSL TECHNOLOGY BACKGROUND. DSL technology expands the usable bandwidth of copper wire so that telephone companies can offer high-speed data services over their existing telephone networks. DSL is a point-to-point technology that connects the end user to a central location in the telephone company's network such as a central office or remote location controlled by the telephone company. DSL equipment is required at each end of the telephone line. New ADSL2, ADSL2+ and VDSL2 technologies will enable transmit speeds between multiple megabits ("Mbps") and 100 Mbps. Actual transmission speeds depend on the length and condition of the existing wire.

An ADSL system typically divides the bandwidth on a copper wire into three segments. The first segment is used for plain old telephone service ("POTS") or ISDN. The second segment is used to transmit data "upstream" from the user to a central location in the phone network. The third segment is used to transmit data to the user (the "downstream" direction).

The ADSL industry relies on international standards bodies to specify the technology used for ADSL services. Standards bodies that contribute specifications include the American National Standards Institute ("ANSI"), the ITU, the European Telecommunications Standards Institute ("ETSI") and other organizations. The prevalence and influence of industry standards on the ADSL industry make it similar to other communications and networking technologies such as Code Division Multiple Access ("CDMA"), Universal Serial Bus ("USB"), Global System for Mobile telecommunications ("GSM"), Global Positioning System ("GPS"), Wireless Local Area Networking ("WLAN"), and chip-connection technology for Dynamic Random Access Memory ("DRAM"). For the infrastructure and services that use these technologies, standards and patents play a significant role in the formation of the commercial landscape.

Full-rate ADSL was first standardized in 1995 by ANSI as T1.413, and then by the ITU in 1999 as G.992.1. Full-rate ADSL can transmit data at speeds up to 8 Mbps downstream and up to 640 Kbps upstream.

In 1999, the ITU also standardized a lower speed version of ADSL, known as G.Lite or G.992.2. G.Lite can transmit data at speeds up to 1.5 Mbps downstream and up to 512 Kbps upstream without using special filtering equipment required by full-rate ADSL. G.Lite was intended to make the installation of ADSL faster and less expensive for telephone companies; however, most ADSL service offerings today are based on full-rate ADSL.

In 2002, the ITU approved a new set of ADSL standards known as ADSL2 or G.992.3 and G.992.4. These standards provide numerous improvements over previous ADSL standards, including line diagnostics, power management, power down and power cutback, reduced framing and on-line configuration. In 2003, the ITU approved ADSL2+ or G.992.5. ADSL2+ builds upon the ADSL2 standard by increasing achievable data rates to speeds up to 24 Mbps upstream on phone lines as long as 3,000 feet (20 Mbps out to 5,000 feet). While the signal bandwidth of previous ADSL standards was about 1 MHz, ADSL2+ specifies signals with more than 2 MHz of bandwidth.

ITU standards for bonded ADSL, G.998.1 and G.998.2, were approved in January 2005. These standards specify multi-pair ADSL bonding technology for residential and business services. Data rates are increased by a factor equal to the number of lines that are bonded. If two pairs are bonded, upstream and downstream data rates are doubled.

VDSL2 is the fastest version of DSL. In February 2006, the ITU approved the
G.993.2 VDSL2 standard. This standard supports bandwidths from 8 MHz to 30 MHz and specifies data rates up to 100 Mbps. VDSL2 supports multiple profiles, each requiring support for multiple upstream and downstream bands. VDSL2 also supports the functionality improvements found in ADSL2 and ADSL2+.

DSL TEST AND DIAGNOSTICS INDUSTRY BACKGROUND. The ADSL2+ and VDSL2 standards are the first DSL standards to incorporate test functionality for analyzing and diagnosing DSL networks. As deployments using these technologies become more pervasive, this functionality will improve phone companies' ability to test and diagnose their networks.

As IPTV, video-based and triple play services become more widely offered through DSL networks, the need for improved pre-qualification, provisioning and maintenance is increasing. Television and video services require a higher degree of reliability and robustness than data services.

Service assurance solutions have been put in place for telephone companies' traditional voice services and initial ADSL deployments. We expect an increased interest by phone companies for new service assurance solutions for ADSL2+ and VDSL2 networks and IPTV and video-based services.

Use of automated test equipment ("ATE") is a typical means for testing and diagnosing the DSL lines and services that are offered by telephone companies to consumers and businesses. The DSL ATE infrastructure typically involves the use of a centrally located test-head platform. At this location, information is gathered from the telephone network and used for provisioning or troubleshooting DSL service.

Information about the DSL network is also gathered using hand-held testers. The information gathered in ATE and handhelds is generally made available to telephone companies' operations organizations through a complex software network. This information assists telephone companies in pre-qualifying, analyzing and diagnosing problems encountered during service deployment or during operation.

Test and diagnostics functions are also performed by DSL network equipment (e.g. DSLAMs) or DSL CPE, though typically to a lesser extent than those performed by dedicated test equipment.

Leading suppliers of ATE hardware and software, handheld devices and operations software include Spirent, Teradyne, Tollgrade, Acterna, Sunrise, Fluke, and others.

BIOMETRICS INDUSTRY BACKGROUND. Biometric identification systems have traditionally used fingerprints as the primary biometric to identify individuals and continue to be pervasive in government and commercial applications. These systems gather fingerprints at enrollment stations and access control locations, and utilize transaction processing hardware and software and matching systems for identification. The emergence of digital fingerprint compression and formatting over the last decade has transformed these to electronic systems capable of faster transaction processing and matching. These electronic systems are also capable of being upgraded to utilize biometrics other than or in addition to digital fingerprints, such as facial images.

The emergence and adoption of industry standards for border control and secure credential applications has increased the reach and use of biometrics in security applications. Legislation is driving many government programs now underway that require the use of biometric information in documents such as e-passports and personal identification cards. Personal identity verification ("PIV") systems are being employed by government agencies to standardize federal employee and contractor IDs and utilize them to control access to government facilities and information systems. The National Institute for Standards and Technology developed the FIPS 201 standard for PIV as mandated by HSPD-12. Other biometrics applications such as border management, and upgrades to state and local AFIS systems used for fingerprint enrollments are also expected to present opportunities for vendors of biometrics products in the next several years. The use of biometric security systems by regulated segments of the financial, transportation and healthcare industries has also increased.

Vendors of the hardware and/or software component of biometric enrollment stations include Lockheed Martin, Crossmatch, Unisys, SAIC, L1 Identity Solutions, Northrop Grumman, and NEC. Fingerprint matching and/or biometric transaction management systems are provided by companies such as Motorola, Sagem, NEC, Cogent, Identix, and numerous system integrators. As biometric security systems gain acceptance in new areas, the market opportunity for suppliers of hardware and software solutions is expected to grow. The biometrics security systems market is also expected to grow as the use of new biometrics, other than or in addition to fingerprints, gain favor.

AWARE DSL INTELLECTUAL PROPERTY

Aware has been a pioneer of DSL technology since the mid-1990s. We license our StratiPHY2+(TM) and StratiPHY3(TM) silicon intellectual property platforms to semiconductor companies to manufacture and sell chipsets that are compliant with the ITU standards for ADSL, ADSL2, ADSL2+, VDSL1 and VDSL2. StratiPHY2+ supports ADSL2 and ADSL2+ standards for CPE applications. We have been first to demonstrate bonded ADSL2+ that doubles ADSL data rates as well as reach-extended ADSL2 that increases the distance over which phone companies can deliver service by 20% or more. Our StratiPHY-Bonded(TM) ADSL2+ platform complies with the ITU G.bond standard. StratiPHY3 supports ADSL2, ADSL2+, VDSL1 and VDSL2 standards. StratiPHY3 can be configured to run in central office as well as customer premises equipment mode.

The StratiPHY2+, StratiPHY-Bonded and StratiPHY3 platforms include patent rights, copyrighted materials and trade secrets. Copyrighted materials include digital chip design technology, available in Verilog or VHDL languages, and software, available in assembly and C-code. We license our copyrighted materials in source code as well as object code form. We have also manufactured limited quantities of digital chips using our StratiPHY designs. StratiPHY2+ and StratiPHY3 chips support all legacy and new ADSL standards in a single integrated circuit. StratiPHY2+ is applicable to customer premises solutions and StratiPHY3 is applicable to central office or customer premises solutions and also supports VDSL and VDSL2 standards.

Customers develop integrated circuits based upon our technology for fabrication in their own or third party manufacturing processes. Customers manufacture our digital chip or integrate our technology into chips that also contain other functionality. We also offer engineering services to our customers for the development and support of their chips or chipsets. Our largest customers for DSL intellectual property have been ADI and Infineon.


AWARE DSL TEST AND DIAGNOSTICS PRODUCTS

We have developed test and diagnostics hardware and software products based upon our Dr. DSL(R) technology. These products are designed to improve the ability of service providers to pre-qualify, provision, monitor, and troubleshoot DSL networks by enabling them to collect important information and diagnose problems regarding their service offerings. The primary goal of these products is to reduce the costs associated with service set-up and maintenance. Specific product features include loop length measurement, bridged tap measurement, crosstalk disturber detection and management, subscriber self-installation, and in-home diagnostics.

Customers use our Dr. DSL hardware modules for modem emulation to achieve connectivity within DSL networks. With these products, customers can interoperate with a broad array of telephone company DSL equipment as well as DSL CPE. Our principal hardware products include:

o Modem Models 150 and 350- Standard-compliant CPE transceiver emulation modems for ADSL or ADSL2+ networks
o Modem Models 450 and 550- Standard-compliant transceiver CO and CPE emulation modems for ADSL/2/2+ and VDSL2 CO and CPE networks.
o DSL test and development systems - System-level products for ADSL/2/2+ and VDSL2 performance and interoperability testing.

We primarily sell our hardware products to OEMs who supply DSL automated test equipment and DSL handheld testers.

Customers use our DSL software products to provision and troubleshoot their networks and service offerings. Our Dr. DSL software modules perform pre-qualification, fault detection, line diagnostics and line analysis functionality. Our Dr. DSL Line Diagnostics Platform is a server-based platform that collects single-ended line test (SELT), dual- ended line test ("DELT") and metallic loop test ("MLT") data and enables telephone companies to perform analysis and diagnostics of traditional POTS and traditional and advanced DSL services, including IPTV and advanced triple play services.

We primarily sell our Dr. DSL software products to automated test equipment, outside plant equipment, and DSL network equipment suppliers. We also sell to telephone companies.

AWARE BIOMETRICS AND IMAGING PRODUCTS

Aware has been a pioneer in the development of wavelet-based image compression technology since the late 1980s.

Aware provides standards-compliant biometrics software tools that enable integrators, solution providers, and government agencies to compress, analyze, optimize, format, and transport biometric images and data according to domestic and international standards.

We have developed software products for biometrics applications that support industry standards.

These products address:

o Data formatting and interchange software components that support NIST, ISO, INCITS, ICAO, and FIPS 201 standards and enable interoperability.
o Image compression software components for fingerprint and facial image compression such as WSQ and JPEG2000.
o Biometric ID cards. Our PIVSuite(TM) family of software development kits support registration, identity proofing, ID card personalization and issuance applications in compliance with FIPS 201.
o Image processing for biometric quality analysis, capture and transaction processing applications.
o Networking software for building and deploying multimodal biometric data workflow solutions. Our Biometrics Workflow Platform (BWP) supports the collection of biometrics from a distributed network, and subsequent aggregation, analysis, processing and integration of this data into larger systems.

We sell our biometrics software products primarily to integrators, OEMs and government agencies., We supply a broad range of fingerprint and facial biometric functionality, including enrollment, ID personalization and reading, and networking. Our solutions address border control and management, secure credentialing, and fingerprint background check applications.

We also sell medical imaging and digital imaging software solutions.

We have a large number of OEM customers in the biometrics, medical and digital imaging markets.


AWARE STRATEGY

We are a technology innovation company. We promote our technology through participation in industry standard setting organizations and lead the market in the development of products that support industry standards. We have done so for more than ten years in the DSL and biometrics industries. We sell our products through an OEM business model, allowing us to expand the reach of our products through the success of our customers.

Key elements of our strategy include:

LEAD IN THE DEVELOPMENT OF DSL STANDARDS BASED TECHNOLOGIES. We actively promote our technology at standards bodies with the goal of including it in new specifications. The use of technology that is compliant with industry standards is prevalent in telecommunications applications and in the DSL industry. Through the standardization of our technology, we believe that we expand the size of the DSL opportunity for the company. ADSL2+ and VDSL2 standards are at the center of new DSL offerings for IPTV, video and triple play services worldwide. By developing technology based upon industry standards, we deliver solutions to our customers that have broad market reach.

DEVELOP HIGH PERFORMANCE, EASY-TO-USE, INTEROPERABLE, FLEXIBLE DSL SILICON INTERFACE TECHNOLOGY. Our StratiPHY platforms support multiple DSL standards in cost effective intellectual property offerings. Our StratiPHY technology meets or exceeds industry performance and functionality requirements. We have established interoperability agreements with leaders in the DSL equipment and semiconductor industries to achieve and maintain high levels of interoperability across multiple vendors' solutions. We have also developed chips, reference designs and development platforms to allow rapid evaluation and testing of our solutions.

COMMERCIALIZE OUR DSL SILICON PRODUCTS THROUGH A LICENSING BUSINESS MODEL. By licensing our technology, our customers leverage our StratiPHY2+ and StratiPHY3 developments, reduce their R&D and support costs and deliver DSL functionality rapidly to the market. We leverage our customers' sales, distribution and manufacturing capabilities. Our objective is to establish StratiPHY2+ and StratiPHY3 as predominant broadband WAN silicon-level interfaces through the success of our customers' products.

COMMERCIALIZE HARDWARE AND SOFTWARE SOLUTIONS FOR DSL TEST AND DIAGNOSTICS APPLICATIONS THROUGH AN OEM BUSINESS MODEL. We have developed hardware modules and software solutions for pre-qualifying, provisioning, and troubleshooting DSL networks. These leverage our DSL silicon interface expertise and the test functionality inherent in ADSL2+ and VDSL2 standard-compliant solutions. We sell to automated test equipment manufacturers, network equipment manufacturers and service providers. By selling primarily through OEMs, we gain broad exposure to growth in spending by phone companies on DSL service assurance. This spending is expected to increase as new technologies such as ADSL2+ and VDSL2 and new service offering such as IPTV and video become more pervasive.

LEAD IN THE DEVELOPMENT OF STANDARDS-BASED IMAGING TECHNOLOGIES. Aware has been a pioneer in the development of wavelet-based solutions for image compression. We have been involved in standards setting organizations for fingerprint and medical imaging applications, as well as e-passport and secure credential applications.

COMMERCIALIZE SOFTWARE COMPONENTS AND SERVER-BASED SOLUTIONS FOR BIOMETRICS APPLICATIONS THROUGH AN OEM CHANNEL. We have developed software components for fingerprint enrollment, border control and secure credential applications. We have also developed the biometrics workflow platform (BWP), a server-based software product for enrollment of biometric data for personal identity verification and other applications. We sell primarily to OEM suppliers and systems integrators. We have broad exposure to the biometrics market through our customer base.


RESEARCH AND DEVELOPMENT

DSL semiconductor technology must track the rapidly changing requirements of the DSL industry. Our research and development activities are focused on shrinking the size of integrated circuits based upon our technology, improving performance and functionality and incorporating new technology to increase the value of our technology offerings. During 2006, we introduced an analog front end solution for DSL, and a solution for bonded-ADSL2+.

We also have research and development activities focused on improving the functionality of our DSL test and diagnostics hardware and software products to support phone company requirements for pre-qualifying, monitoring and troubleshooting advanced DSL services, including VDSL2 networks and IPTV deployments. During 2006, we introduced new hardware modules and new software components and a server-based software product for DSL test and diagnostic applications.

We also have research and development activities focused on improving our software product functionality and broadening our exposure to biometrics, medical and digital imaging applications. During 2006, we introduced new software components for PIV and e-passport applications, as well as a new server-based platform for PIV enrollment applications.

As of December 31, 2006, we had an engineering staff of 86 employees, representing 74% of our total employee staff. During the years ended December 31, 2006, 2005, and 2004, research and development expenses charged to operations were $11.2 million, $10.2 million, and $10.0 million, respectively. In addition, because our license agreements often call for us to provide engineering development services to our customers, a portion of our total engineering costs has been allocated to cost of contract revenue. We expect that we will continue to invest substantial funds in research and development activities.


SALES AND MARKETING

Our principal sales and marketing strategy is to license our DSL intellectual property to semiconductor manufacturers. We believe that decisions involving the selection of our technology are frequently made at senior levels within a prospective customer's organization. Consequently, we rely significantly on presentations by our senior management to key employees at prospective customers. As of December 31, 2006, we had ten employees in our DSL licensing and test and diagnostics sales and marketing organization.

Customers who are selling or developing integrated circuits based upon StratiPHY2plus include: Atmel Corporation ("Atmel"), Ikanos Communications, Inc. ("Ikanos"), Infineon, and Thomson SA ("Thomson"). On February 17, 2006, Analog Devices, Inc. ("ADI") sold its ADSL business relating to Aware technology to Ikanos and Ikanos has replaced ADI as an Aware licensee.

Customers who are selling or developing integrated circuits based upon StratiPHY3 include Infineon and Thomson.

In 2006, we derived approximately 20% and 26% of our total revenue from the ADI/Ikanos combination and Infineon, respectively. In 2005, we derived approximately 20% and 30% of our total revenue from ADI and Infineon, respectively. In 2004, we derived approximately 28%, and 28% of our total revenue from ADI, and Infineon, respectively. All revenue in 2006, 2005, and 2004 was derived from unaffiliated customers.

We sell our test and diagnostics products primarily to OEMs and to a lesser extent to service providers.

We sell our biometrics and digital imaging software products primarily to OEMs and systems integrators. As of December 31, 2006, there were four employees in our biometrics and digital imaging software sales organization.


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

The market for DSL chipsets is also intensely competitive. Our success within the DSL industry requires that DSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy DSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based DSL chipsets, including Broadcom, Conexant, ST and TI.

DSL services also compete with broadband technologies that use other network architectures to provide high-speed data service. These technologies include cable modems using cable networks, wireless solutions using wireless networks and fiber-to-the-home services. To date, ADSL services have been more successful than high-speed cable services outside of the United States; however cable services serve a larger number of broadband subscribers than ADSL inside the United States. We cannot give you assurances that these alternative network architectures will not be more successful than ADSL or VDSL.

The markets for our test and diagnostics hardware and software products are competitive and uncertain. We cannot assure you that phone companies will purchase significant quantities of products to test and diagnose their DSL networks, nor that if they do they will use our products. Our success as a supplier of hardware and software products for DSL test and diagnostics depends on the willingness and ability of OEM customers to design, build and sell automated test heads, hand-held testers, and in some instances DSLAMs that incorporate or work with our products.

The markets for our biometrics, medical and digital imaging software products are competitive and uncertain. We cannot assure you that the biometrics industry will grow. We cannot assure you that our products will succeed in the market. We cannot assure you that we will be able to compete effectively or that competitive pressures will not seriously harm our business.

Our licensing and OEM customers and their competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We cannot assure you that our OEM customers will continue to purchase products from us or that we will be able to compete effectively or that competitive pressures will not seriously harm our business.


PATENTS AND INTELLECTUAL PROPERTY

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2006, we had 35 issued patents and 76 pending patent applications pertaining to telecommunications and signal processing technology. We also had 13 issued patents and 8 pending patent applications pertaining to image compression, video compression, audio compression, seismic data compression and optical applications.

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


EMPLOYEES

At December 31, 2006, we employed 117 people, including 86 in engineering, 14 in sales and marketing, 3 in manufacturing and 14 in finance and administration. Of these employees, 112 were based in Massachusetts. None of our employees is represented by a labor union. We consider our employee relations to be good.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

        o market acceptance of broadband technologies we supply by semiconductor or equipment companies;
        o the extent and timing of new license transactions with semiconductor companies;
        o changes in our and our licensees' development schedules and levels of expenditure on research and development;
        o the loss of a strategic relationship or termination of a project by a licensee;
        o equipment companies' acceptance of integrated circuits produced by our licensees;
        o the loss by a licensee of a strategic relationship with an equipment company customer;
        o announcements or introductions of new technologies or products by us or our competitors;
        o delays or problems in the introduction or performance of enhancements or of future generations of our technology;
        o       failures or problems in our hardware or software products;
        o price pressure in the biometrics or test and diagnostics markets from our competitors;
        o delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
        o competitive pressures resulting in lower contract revenues or royalty rates;
        o competitive pressures resulting in lower software or hardware product revenues;
        o personnel changes, particularly those involving engineering and technical personnel;
        o       costs associated with protecting our intellectual property;
        o the potential that licensees could fail to make payments under their current contracts;

        o ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market surpluses;
        o VDSL market-related issues, including lower VDSL chipset unit demand brought on by excess channel inventory and lower average selling prices for VDSL chipsets as a result of market surpluses;
        o Hardware manufacturing issues, including yield problems in our hardware platforms, and inventory build up and obsolescence.
        o       regulatory developments; and
        o       general economic trends and other factors.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. You should not rely on our quarterly revenue and operating results to predict our future performance.


WE EXPERIENCED NET LOSSES

We had a net annual loss during 2001, 2002, 2003, 2004 and 2005. We may experience losses in the future if:


        o       the semiconductor and telecommunications markets decline;
        o our existing customers do not increase their revenues from sales of chipsets with our technology;
        o new or existing customers do not choose to license our intellectual property for new chipset products; or
        o new or existing customers do not choose to use our software or hardware products.



WE HAVE A UNIQUE BUSINESS MODEL

The success of our DSL licensing products depends upon our ability to license our technology to semiconductor and equipment companies, and our customers' willingness and ability to sell products that incorporate our technology so that we may receive significant royalties that are consistent with our plans and expectations.

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

THERE HAS BEEN AND MAY CONTINUE TO BE AN OVERSUPPLY OF DSL CHIPSETS, AND THERE IS INTENSE COMPETITION FOR DSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE

The royalties we receive are influenced by many of the risks faced by the ADSL market in general, including reduced average selling prices ("ASPs") for ADSL chipsets during periods of surplus. In 2000, 2001, and 2002, the ADSL industry had experienced an oversupply of ADSL chipsets and central office equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. ASPs have also been under pressure because of intense competition in the ADSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL or VDSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the first quarter of 2007 and beyond. Our royalty revenue may decline over the long term.


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


WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM A SMALL NUMBER OF CUSTOMERS

In 2004, 2005 and 2006, we derived 28%, 20% and 20%, respectively, of our total revenue from ADI and 28%, 30%, and 26% respectively, of our total revenue from Infineon. ADI and Infineon have developed many generations of ADSL chipsets based upon our technology. On February 17, 2006 ADI sold its ADSL business relating to Aware technology to Ikanos Communications, Inc. ("Ikanos") and Ikanos replaced ADI as an Aware licensee. Our royalty revenue in the near term is highly dependent upon the respective market share and pricing of Ikanos' and Infineon's ADSL chipsets. The ADSL market has experienced significant price erosion, which has adversely affected ADSL chipset revenues, which in turn has adversely affected our royalty revenue. To the extent that Ikanos loses ADSL2+ market share or Infineon loses market share, is unable to gain market share, is unable to transition its product to support new ADSL2, ADSL2+ and VDSL2 standards, or experiences further price erosion in its DSL chipsets, our royalty revenue could decline.


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


OUR SUCCESS REQUIRES TELEPHONE COMPANIES TO INSTALL DSL SERVICE IN VOLUME

The success of our DSL licensing business depends upon telephone companies installing DSL service in significant volumes. Factors that affect the volume deployment of DSL service include:

        o the desire of telephone companies to install ADSL or VDSL service, which is dependent on the development of a viable business model for ADSL or VDSL service, including the capability to market, sell, install and maintain the service;
        o       the pricing of ADSL or VDSL services by telephone companies;
        o the success of internet protocol TV ("IPTV") or video-based services as viable consumer service offerings;
        o the transition by telephone companies to new ADSL technologies, such as ADSL2, ADSL2+ and VDSL2
        o       the quality of telephone companies' networks;
        o deployment by phone companies of fiber-to-the-home or broadband wireless services;
        o       government regulations; and
        o the willingness of residential telephone customers to demand DSL service in the face of competitive service offerings, such as cable modems, fiber-based service or broadband wireless access.

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

OUR BUSINESS IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE

The semiconductor and telecommunications industries for high-speed network access technologies, are characterized by rapid technological change, with new generations of products being introduced regularly and with ongoing evolutionary improvements. We expect to depend on our DSL technology for a substantial portion of our revenue for the foreseeable future. Therefore, we face risks that others could introduce competing technology that renders our DSL technology less desirable or obsolete. Also, the announcement of new technologies could cause our licensees or their customers to delay or defer entering into arrangements for the use of our existing technology. Either of these events could seriously harm our business. The biometrics industry is also subject to rapid technological change and uncertainty.

We expect that our business will depend to a significant extent on our ability to introduce enhancements and new generations of our DSL and biometrics technology and products as well as new technologies and products that keep pace with changes in the telecommunications and broadband industries and that achieve rapid market acceptance. We must continually devote significant engineering resources to achieving technical innovations and product developments. These developments are complex and require long development cycles. Moreover, we may have to make substantial investments in technological innovations and product developments before we can determine their commercial viability. We may lack sufficient financial resources to fund future development. Also, our licensees may decide not to share certain research and development costs with us. Revenue from technological innovations, even if successfully developed, may not be sufficient to recoup the costs of development.

One element of our business strategy is to assume the risks of technology development failure while reducing such risks for our licensees and OEM customers. In the past, we have spent significant amounts on development projects that did not produce any marketable technologies or products, and we cannot assure you that it will not occur again.


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

WE ARE DEPENDENT ON A SINGLE SOURCE CONTRACT MANUFACTURER FOR THE MANUFACTURE OF OUR DSL HARDWARE PRODUCTS, THE LOSS OF WHICH WOULD HARM OUR BUSINESS

We currently depend on one contract manufacturer to manufacture our DSL hardware products. If this company was to terminate its arrangement with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms. Although we make reasonable efforts to ensure that our contract manufacturer performs to our standards, our reliance on a single source limits our control over quality assurance and delivery schedules. Defects in workmanship, unacceptable yields, and manufacturing disruptions and difficulties may impair our ability to manage inventory and cause delays in shipments and cancellation of orders that may adversely affect our relationships with current and prospective customers. As a result, our revenues and operations may be harmed.


OUR MANUFACTURING SYSTEMS MAY NOT BE ADEQUATE FOR DSL TEST AND DIAGNOSTICS HARDWARE PRODUCT OFFERINGS

Our current manufacturing systems adequately address hardware products we are currently manufacturing in limited volumes. Our manufacturing systems have not been extensively tested under anticipated, more complex hardware products or in volumes higher than that of our current hardware products. If our manufacturing systems are inadequate or have other problems, our revenues and operating results may be harmed.


WE ARE DEPENDENT ON SINGLE SOURCE SUPPLIERS FOR COMPONENTS IN OUR DSL HARDWARE PRODUCTS

We rely on single source suppliers for components and materials used in our DSL Hardware products. Our dependence on single source suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules. Any delays in delivery of such components or shortages of such components could cause delays in the shipment of our products, which could significantly harm our business. Because of our reliance on these vendors, we may also be subject to increases in component costs. These increases could significantly harm our business. If any one or more of our single source suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. We could incur substantial hardware and software redesign costs if we are required to replace the components. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate revenues.


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


OUR STOCK PRICE MAY BE EXTREMELY VOLATILE

Volatility in our stock price may negatively affect the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation. The market price of our common stock has fluctuated substantially and could continue to fluctuate based on a variety of factors, including:

        o       quarterly fluctuations in our operating results;
        o changes in future financial guidance that we may provide to investors and public market analysts;
        o       changes in our relationships with our licensees;
        o announcements of technological innovations or new products by us, our licensees or our competitors;
        o changes in DSL or biometrics market growth rates as well as investor perceptions regarding the investment opportunity that companies participating in the DSL or biometrics industry afford them;
        o       changes in earnings estimates by public market analysts;
        o       key personnel losses;
        o       sales of our common stock; and
        o developments or announcements with respect to industry standards, patents or proprietary rights.

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

3. 722 square feet of research and development space in San Jose, California. This facility is currently leased for a 26-month term, which expires on August 31, 2008.


ITEM 3. LEGAL PROCEEDINGS

From time-to-time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE. The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated from January 1, 2005 to December 31, 2006.


                                 FIRST       SECOND      THIRD       FOURTH
                                QUARTER     QUARTER     QUARTER      QUARTER
-----------------------------------------------------------------------------
2006
   High......................    $6.30       $6.32       $5.90        $5.71
   Low.......................     4.32        5.31        4.76         4.60

2005
   High......................    $6.37       $6.80       $7.24        $7.60
   Low.......................     4.13        3.77        4.49         4.36


As of March 5, 2007, we had approximately 139 shareholders of record. This number does not include shareholders from whom shares were held in a "nominee" or "street" name. We have never paid cash dividends on our common stock and we anticipate that we will continue to reinvest any earnings to finance future operations.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2006.

PERFORMANCE GRAPH

The following performance graph compares the performance of Aware's cumulative stockholder return with that of a broad market index, the Nasdaq Stock Market Index for U.S. Companies, and a published industry index, the RDG Technology Composite Index. The cumulative stockholder returns for shares of Aware's common stock and for the market and industry indices are calculated assuming $100 was invested on December 31, 2001. Aware paid no cash dividends during the periods shown. The performance of the market and industry indices is shown on a total return, or dividends reinvested, basis.

                        [PERFORMANCE GRAPH APPEARS HERE]


                                                       VALUE OF INVESTMENT ($)
                                    -------------------------------------------------------------
                                    12/31/01   12/31/02   12/31/03  12/31/04   12/31/05  12/31/06
                                    --------   --------   --------  --------   --------  --------
Aware, Inc.......................... $100.00      $26.27    $35.01    $58.43     $53.61    $64.22
Nasdaq Stock Market - U.S...........  100.00       68.85    101.86    112.16     115.32    127.52
RDG Technology Composite............  100.00       62.73     93.23     96.17      98.10    106.94

ITEM 6.  SELECTED FINANCIAL DATA


In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. When you read this selected financial data, it is important that you read it along with Management's Discussion and Analysis of Financial Condition and Results of Operations, our historical consolidated financial statements, and the related notes to the financial statements, which can be found in Item 8.

Year ended December 31,                 2006            2005           2004             2003         2002
------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except per share data)
Statements of Operations Data
-----------------------------
Revenue............................... $ 24,056        $15,667        $16,485        $10,843        $13,844
Loss from operations .................     (399)        (3,618)        (1,925)        (8,635)       (12,529)
Net income (loss).....................    1,034         (2,468)        (1,367)        (8,038)       (18,728)
Net income (loss) per share - basic .. $   0.04       ($  0.11)      ($  0.06)      ($  0.35)      ($  0.83)
Net income (loss) per share - diluted. $   0.04       ($  0.11)      ($  0.06)      ($  0.35)      ($  0.83)


Balance Sheet Data
------------------
Cash and short-term investments ...... $ 37,834        $36,763        $34,965        $35,051        $33,302
Working capital ......................   41,372         39,124         37,168         36,727         33,481
Total assets .........................   54,586         49,741         50,183         51,024         59,237
Total liabilities ....................    3,216          2,238          1,427          1,384          1,659
Total stockholders' equity ...........   51,370         47,503         48,756         49,640         57,578

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

                                                        Year ended December 31,
                                                     ----------------------------
                                                      2006        2005        2004
                                                     ----------------------------
Revenue:
   Product sales ..............................        32%         35%         29%
   Contract revenue ...........................        52          43          46
   Royalties ..................................        16          22          25
                                                     ----------------------------
     Total revenue ............................       100         100         100

Costs and expenses:
   Cost of product sales ......................         4           3           5
   Cost of contract revenue ...................        22          21          16
   Research and development ...................        47          65          61
   Selling and marketing ......................        14          17          14
   General and administrative .................        15          17          15
                                                     ----------------------------
      Total costs and expenses ................       102         123         111

Loss from operations ..........................        (2)        (23)        (11)

Interest income ...............................         8           7           3
                                                     ----------------------------

Income (loss) before provision for income taxes         6         (16)         (8)
Provision for income taxes ....................         2           -           -
                                                     ----------------------------
Net income (loss) .............................         4%        (16)%        (8)%
                                                     ============================


PRODUCT SALES

Product sales consist primarily of revenue from the sale of hardware and software products. Hardware products include ADSL test and development systems, modules, and modems. Software products consist of standard off-the-shelf software products for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales increased 40% from $5.4 million in 2005 to $7.6 million in 2006. As a percentage of total revenue, product sales decreased from 35% in 2005 to 32% in 2006. The dollar increase was primarily due to a $1.2 million increase in revenue from the sale of software products and a $1.0 million increase from the sale of hardware products.

Product sales increased 14% from $4.8 million in 2004 to $5.4 million in 2005. As a percentage of total revenue, product sales increased from 29% in 2004 to 35% in 2005. The dollar increase was primarily due to a $1.7 million increase in revenue from the sale of software products, which was partially offset by a $1.0 million decrease in revenue from the sale of hardware products.

CONTRACT REVENUE

Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to Aware's patents, Aware's DSL technology and Aware's DSL test and diagnostic technology.

Contract revenue increased 87% from $6.7 million in 2005 to $12.6 million in 2006. As a percentage of total revenue, contract revenue increased from 43% in 2005 to 52% in 2006. The dollar increase in 2006 was due to $2.5 million recognized from the transfer of certain technology licenses as a result of the acquisition of a customer's business, and an increase of $3.3 million due to patent, license and engineering service fees that we receive under agreements with our customers, including a patent licensing agreement with a new customer.

Contract revenue decreased 11% from $7.6 million in 2004 to $6.7 million in 2005. As a percentage of total revenue, contract revenue decreased from 46% in 2004 to 43% in 2005. The dollar decrease in 2005 was from $2.0 million lower revenue from existing customers which was partially offset by $1.1 million of revenue from new customers.

While we believe that the transition to ADSL2+ and VDSL2 technology increases the value proposition of our technology, some existing and prospective DSL chipset licensees have continued to be reluctant to begin new development projects given a difficult and uncertain environment in the semiconductor and telecommunications industries, and intense ADSL chipset competition and falling chipset prices. During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions.

ROYALTIES

Royalties consist of royalty payments that we receive under licensing agreements. We receive royalties from customers for the right to use our patents and technology in their chipsets or solutions.

Royalties increased 10% from $3.5 million in 2005 to $3.9 million in 2006. As a percentage of total revenue, royalties decreased from 22% in 2005 to 16% in 2006. The dollar increase in royalties was due to a $0.5 million increase in DSL royalties, which was partially offset by a $0.1 million decrease in biometrics and medical imaging royalties.

Royalties decreased 15% from $4.2 million in 2004 to $3.5 million in 2005. As a percentage of total revenue, royalties decreased from 25% in 2004 to 22% in 2005. The dollar decrease in royalties was due to a $0.5 million decrease in ADSL royalties and a $0.2 million decrease in biometrics and medical imaging royalties.

Our royalty revenue comes predominantly from ADSL chipset sales by Ikanos and Infineon. On February 17, 2006, ADI sold its ADSL business relating to Aware technology to Ikanos and Ikanos has replaced ADI as an Aware licensee. Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to steadily decline. We are uncertain how the transition to ADSL2+ and VDSL2 will impact our customers in the near term, how quickly sales of our customers' chipsets will increase and whether such increases will continue to contribute meaningful royalties to us.


COST OF PRODUCT SALES

Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.

Cost of product sales increased 94% from $0.5 million in 2005 to $0.9 million in 2006. As a percentage of product sales, cost of product sales increased from 9% in 2005 to 12% in 2006. Cost of product sales increased in 2006 due to an increase in hardware product sales. The dollar increase in overall product margins was principally due to an increase in software sales that have minimal cost of sales.

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

Cost of contract revenue increased 58% from $3.3 million in 2005 to $5.2 million in 2006. As a percentage of contract revenue, cost of contract revenue decreased from 49% in 2005 to 41% in 2006. The dollar increase in cost of contract revenue was primarily due to more customer projects in 2006 as compared with 2005. Our cost of contract revenue is based on the level of effort we expend on customer projects. Since the number of customer projects increased, the cost of contract revenue increased as well.

Cost of contract revenue increased 22% from $2.7 million in 2004 to $3.3 million in 2005. As a percentage of contract revenue, cost of contract revenue increased from 35% in 2004 to 49% in 2005. The dollar increase in cost of contract revenue was due to an increase in engineering services contracts and an increase in cost of contract revenues associated with StratiPHY3 licensing contracts.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology. Research and development expense increased 10% from $10.2 million in 2005 to $11.2 million in 2006. As a percentage of total revenue, research and development expense decreased from 65% in 2005 to 47% in 2006. The dollar increase was primarily from higher compensation and fringe benefit costs of $1.4 million, stock-based compensation expense of $1.0 million, professional service fees of $0.3 million, and other operating costs of $0.1 million. These cost increases were partially offset by $1.8 million decreased spending resulting from a shift of engineers to customer projects, where spending is classified as cost of contract revenue. This shift occurred because we had more customer projects in 2006 than in 2005. Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2+ StratiPHY2+(TM) technology and chips, developing and improving our VDSL2 StratiPHY3 technology and chips, developing analog front end technology for DSL solutions, developing test and diagnostics hardware and software and developing imaging and biometrics software.

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

SELLING AND MARKETING EXPENSE

Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 23% from $2.7 million in 2005 to $3.4 million in 2006. As a percentage of total revenue, sales and marketing expense decreased from 17% in 2005 to 14% in 2006. The dollar increase was mainly attributable to stock-based compensation expense of $0.3 million and other compensation costs of $0.3 million.

Sales and marketing expense increased 15% from $2.4 million in 2004 to $2.7 million in 2005. As a percentage of total revenue, sales and marketing expense increased from 14% in 2004 to 17% in 2005. The dollar and percentage increases were primarily due to $0.3 million higher spending on compensation and fringe benefit costs.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses. General and administrative expense increased 43% from $2.6 million in 2005 to $3.8 million in 2006. As a percentage of total revenue, general and administrative expense decreased from 17% in 2005 to 16% in 2006. The dollar increase was mainly attributable to stock-based compensation expense of $0.6 million, and increases in other compensation expense of $0.3 million, professional fees of $0.2 million, and director's fees and expenses of $0.1 million.

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

INTEREST INCOME

Interest income increased 60% or $690,000 from $1.2 million in 2005 to $1.8 million in 2006. The dollar increase was primarily due to higher interest rates earned on our investments throughout 2006.

Interest income increased 106% or $593,000 from $0.6 million in 2004 to $1.2 million in 2005. The dollar increase was primarily due to higher interest rates earned on our investments throughout 2005.

INCOME TAXES

We evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets. As a result of incurring operating losses since 2001, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 have established a full valuation allowance for our net deferred tax assets. Accordingly, we have not recorded a deferred tax benefit for the operating losses incurred in the years ended December 31, 2005 and 2006.

We did not record a provision for income taxes in 2006 due to a net operating loss and the uncertainty of the timing of profitability in future periods, except for $0.4 million of taxes paid in non-U.S. jurisdictions that assess a source withholding tax.

As of December 31, 2006, we had federal net operating loss and research and experimentation credit carry forwards of approximately $49.9 million and $11.4 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2007 through 2026. In addition, at December 31, 2006, we had approximately $8.3 million and $5.8 million of state net operating losses and state research and development and investment tax carry forwards, respectively, which expire at various dates from 2007 through 2021. Ownership changes, if any, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

Of the total net operating loss and research and development tax credit carryforwards for which a valuation allowance was recorded, approximately $22.5 million is attributable to the exercise of stock options and the tax benefit will be credited to additional paid-in capital, if realized in the future.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception in March 1986, we have financed our activities primarily through the sale of stock. In the years ended December 31, 2006, 2005 and 2004, we received net proceeds from the issuance of stock under employee stock plans of $0.9 million, $1.2 million and $0.5 million, respectively. In the year ended December 31, 2006, our operating activities provided net cash of $2.8 million. Cash provided from our operating activities was primarily the result of net income of $1.0 million adjusted for non-cash items related to depreciation and amortization of $0.7 million, and stock-based compensation expense of $1.9 million, which was offset by working capital requirements of $0.8 million. In the years ended December 31, 2005 and 2004, our operating activities used net cash of $2.0 million, and $0.9 million, respectively. Cash used in our operating activities was primarily the result of operating losses and working capital requirements.

In the years ended December 31, 2006, 2005, and 2004, we made capital expenditures of $0.7 million, $0.4 million, and $0.3 million, respectively. Capital expenditures in all three years primarily consisted of spending on computer hardware and software, laboratory equipment, and furniture used principally in engineering activities. We have no material commitments for capital expenditures. In the year ended December 31, 2005 we purchased $0.3 million of other assets.

At December 31, 2006, we had cash, cash equivalents, short-term investments and investments of $39.8 million. While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents, short-term investments and investments will be sufficient to fund our operations for at least the next twelve months.

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


CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2006 (in thousands):

                                                        Payments Due By Period
                              --------------------------------------------------------------------------
                                              Less than                                      More than
CONTRACTUAL OBLIGATIONS         Total          1 year        1-3 years      3-5 years         5 years
-----------------------       -----------    ------------    -----------    -----------     ------------
Operating leases                   $ 34           $ 25              $9             $-               $-
Purchase orders                     472            472               -              -                -
                              -----------    ------------    -----------    -----------     ------------
Total                              $506           $497              $9             $-               $-
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


STOCK-BASED COMPENSATION. On January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards 123(revised 2004), "Share-Based Payment," ("SFAS 123(R)") and its related implementation guidance, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing stock-based compensation.

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options we grant to employees and directors which are subject to SFAS 123(R) requirements. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). We also had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which required disclosure only of stock-based compensation and its impact on net income (loss) and net income
(loss) per share.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets relate to net operating losses and research and development tax credits that we are carrying forward into future tax periods. As of December 31, 2006, we had a total of $43.8 million of deferred tax assets for which we had recorded a full valuation allowance.

Of the total valuation allowance, approximately $22.5 million relates to net operating loss and research and development tax credit carryforwards that are attributable to the exercise of stock options and the tax benefit will be credited to additional paid-in capital, if realized in the future.


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


RECENT ACCOUNTING PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income tax positions taken or expected to be taken in tax returns that effect amounts reported in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance concerning derecognition, measurement, classification, interest and penalties and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effects of FIN 48 on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission, ("SEC"), Staff issued Staff Accounting Bulletin No. 108 ("SAB 108") addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff's previous guidance in Staff Accounting Bulletin No. 99, "Materiality", on evaluating the materiality of misstatements.

SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The adoption of SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS 159 on our financial position and results of operations has not been finalized.

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

We do not use derivative financial instruments for speculative or trading purposes. As of December 31, 2006, we had invested $37.8 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of December 31, 2006, we had invested $2.0 million in long-term investments that matured in one to two years. These long-term securities are invested in high quality corporate securities. Despite the high quality of these securities, they may be subject to interest rate risk. This means that if interest rates increase, the principal amount of our investment would probably decline. A large increase in interest rates may cause a material loss to our long-term investments. The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at December 31, 2006. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.


                                       Valuation of securities                         Valuation of securities
                                        given an interest rate                         given an interest rate
                                             decrease of              No change              increase of
                                       -------------------------     in interest      -------------------------
Type of security                         (100BP)      (50 BP)           rates           100 BP        50 BP
---------------------------------------------------------------------------------------------------------------
Long-term investments with
  maturities of one to two years....      $1,997      $1,982            $1,968          $1,940       $1,954

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aware, Inc.:

We have completed integrated audits of Aware, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Aware, Inc. and its subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for share-based payments on January 1, 2006.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 14, 2007



                                          AWARE, INC.
                                  CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                               DECEMBER 31,
                                                                          --------------------
                                                                            2006        2005
                                                                          --------    --------
ASSETS
Current assets:
     Cash and cash equivalents ........................................   $  8,571    $ 13,068
     Short-term investments ...........................................     29,263      23,695
     Accounts receivable (less allowance for doubtful
        accounts of $97 in 2006 and 2005) .............................      4,738       3,749
     Inventories ......................................................        819          86
     Prepaid expenses and other current assets ........................        867         764
                                                                          --------    --------
           Total current assets .......................................     44,258      41,362
                                                                          --------    --------

Property and equipment, net ...........................................      8,123       8,075
Investments ...........................................................      1,968           -
Other assets, net .....................................................        237         304
                                                                          --------    --------
           Total assets ...............................................   $ 54,586    $ 49,741
                                                                          ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................................   $    692    $    607
     Accrued expenses .................................................        153         159
     Accrued compensation .............................................      1,043         722
     Accrued professional .............................................        198         212
     Deferred revenue .................................................        800         538
                                                                          --------    --------
             Total current liabilities ................................      2,886       2,238
                                                                          --------    --------

Long-term deferred revenue ............................................        330           -

Commitments and contingent liabilities (Note 7)

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
          none outstanding ............................................          -           -
      Common stock, $.01 par value; shares authorized,
             70,000,000 in 2006 and 2005; issued
             and outstanding, 23,642,753 in 2006 and 23,281,575 in 2005        236         233
      Additional paid-in capital ......................................     81,923      79,093
      Accumulated deficit .............................................    (30,789)    (31,823)
                                                                          --------    --------
             Total stockholders' equity ...............................     51,370      47,503
                                                                          --------    --------
             Total liabilities and stockholders' equity ...............   $ 54,586    $ 49,741
                                                                          ========    ========


The accompanying notes are an integral part of the consolidated financial statements.



                                         AWARE, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        2006           2005           2004
                                                     --------------------------------------
Revenue:
    Product sales .............................      $  7,610       $  5,431       $  4,759
    Contract revenue ..........................        12,569          6,719          7,575
    Royalties .................................         3,877          3,517          4,151
                                                     --------------------------------------
        Total revenue .........................        24,056         15,667         16,485
                                                     --------------------------------------

Costs and expenses:
    Cost of product sales .....................           918            474            862
    Cost of contract revenue ..................         5,182          3,270          2,683
    Research and development ..................        11,231         10,170         10,013
    Selling and marketing .....................         3,359          2,738          2,379
    General and administrative ................         3,765          2,633          2,473
                                                     --------------------------------------
         Total costs and expenses .............        24,455         19,285         18,410
                                                     --------------------------------------

Loss from operations ..........................          (399)        (3,618)        (1,925)
Interest income ...............................         1,840          1,150            558
                                                     --------------------------------------
Income (loss) before provision for income taxes         1,441         (2,468)        (1,367)
Provision for income taxes ....................           407              -              -
                                                     --------------------------------------

Net income (loss) .............................      $  1,034       ($ 2,468)      ($ 1,367)
                                                     ======================================


Net income (loss) per share - basic ...........      $   0.04       ($  0.11)      ($  0.06)
Net income (loss) per share - diluted .........      $   0.04       ($  0.11)      ($  0.06)


Weighted average shares - basic ...............        23,474         23,076         22,785
Weighted average shares - diluted .............        24,965         23,076         22,785


The accompanying notes are an integral part of the consolidated financial statements.


                                                 AWARE, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)



                                                                           YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                       2006           2005          2004
                                                                    --------------------------------------
Cash flows from operating activities:
   Net income (loss) .........................................      $  1,034       ($ 2,468)      ($ 1,367)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation and amortization ..........................           686            614            969
      Provision for doubtful accounts ........................             -              -            (50)
      Stock-based compensation ...............................         1,937              -              -
      Increase (decrease) from changes in assets and
          liabilities:
        Accounts receivable ..................................          (989)          (679)          (571)
        Inventories ..........................................          (733)            57            (95)
        Prepaid expenses and other current assets ............          (103)          (347)           146
        Accounts payable .....................................            85            246            100
        Accrued expenses .....................................           301            142            299
        Deferred revenue .....................................           592            423           (356)
                                                                    --------------------------------------
           Net cash provided by (used in) operating activities         2,810         (2,012)          (925)
                                                                    --------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment ......................          (666)          (368)          (256)
    Purchase of other assets .................................             -           (338)             -
    Sales of investments .....................................        15,984         21,977         33,051
    Purchases of investments .................................       (23,521)       (14,888)       (27,175)
                                                                    --------------------------------------
           Net cash provided by (used in) investing activities        (8,203)         6,383          5,620
                                                                    --------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock ...................           896          1,215            483
                                                                    --------------------------------------
           Net cash provided by financing activities .........           896          1,215            483
                                                                    --------------------------------------

Increase (decrease) in cash and cash equivalents .............        (4,497)         5,586          5,178
Cash and cash equivalents, beginning of year .................        13,068          7,482          2,304
                                                                    --------------------------------------

Cash and cash equivalents, end of year .......................      $  8,571       $ 13,068       $  7,482
                                                                    ======================================


The accompanying notes are an integral part of the consolidated financial statements.


                                                  AWARE, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (IN THOUSANDS)



                                                 Common Stock          Additional                     Total
                                          --------------------------    Paid-In     Accumulated   Stockholders
                                              Shares        Amount      Capital       Deficit        Equity
                                          -------------------------------------------------------------------
Balance at December 31, 2003 .......        22,750       $    228       $ 77,400      ($27,988)      $ 49,640

    Exercise of common stock options           110              1            349                          350
    Issuance of common stock under
       employee stock purchase plan             49              -            133                          133
    Net loss .......................                                                    (1,367)        (1,367)
                                          -------------------------------------------------------------------

Balance at December 31, 2004 .......        22,909            229         77,882       (29,355)        48,756

    Exercise of common stock options           340              4          1,062                        1,066
    Issuance of common stock under
       employee stock purchase plan             33              -            149                          149
    Net loss .......................                                                    (2,468)        (2,468)
                                          -------------------------------------------------------------------

Balance at December 31, 2005 .......        23,282            233         79,093       (31,823)        47,503

    Exercise of common stock options           293              3            881                          884
    Issuance of unrestricted stock .            66              -            367                          367
    Issuance of common stock under
       employee stock purchase plan              2              -             12                           12
    Stock-based compensation expense             -              -          1,570                        1,570
    Net income .....................                                                     1,034          1,034
                                          -------------------------------------------------------------------

Balance at December 31, 2006 .......        23,643       $    236       $ 81,923      ($30,789)      $ 51,370
                                          ===================================================================


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

        INVESTMENTS - At December 31, 2006 and 2005, we categorized all securities as "available-for-sale," since we may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders' equity if material. At December 31, 2006, 2005 and 2004, unrealized gains and losses were not material. Gross realized gains on available for sale securities was $10 in 2006, $0 in 2005 and $665 in 2004. Gross realized losses on available for sale securities was $3,387 in 2006, $0 in 2005 and 2004.

        At December 31, 2006 and December 31, 2005, we held $19.1 million and $17.1 million, respectively, of auction variable rate notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income.

        The amortized cost of securities, which approximates fair value, consists of the following at December 31, 2006 and 2005 (in thousands):

        SHORT-TERM INVESTMENTS                       2006             2005
        ----------------------                    ----------      -----------
          Auction variable rate notes........        $19,095          $17,082
          Corporate debt securities..........          4,781            1,262
          U.S. agency securities.............          5,387            5,351
                                                  ----------      -----------
            Total............................        $29,263          $23,695
                                                  ==========      ===========


        INVESTMENTS                                  2006             2005
        -----------                               ----------      -----------
          Corporate debt securities..........         $1,968          $     -
                                                  ----------      -----------
            Total............................         $1,968          $     -
                                                  ==========      ===========

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

        The estimated useful lives of assets used by us are:

          Building and improvements..............................  30 years
          Building improvements..................................  5 to 20 years
          Furniture and fixtures.................................  5 years
          Computer, office & manufacturing equipment.............  3 years
          Purchased software.....................................  3 years


        IMPAIRMENT OF LONG-LIVED ASSETS - We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. The cash flow estimates used to determine the impairment, if any, reflect our best estimates using appropriate assumptions and projections at that time. We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2006 and 2005.

        REVENUE RECOGNITION - Revenue is recognized in accordance with Staff Bulletin No. 104, "Revenue Recognition," ("SAB 104") and related interpretations. Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

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

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        CAPITALIZATION OF SOFTWARE COSTS - We capitalize certain internally generated software development costs after technological feasibility of the product has been established. No software costs were capitalized for the years ended December 31, 2006, 2005 and 2004, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

        RESEARCH AND DEVELOPMENT COSTS - Costs incurred in the research and development of the Company's products are expensed as incurred.

        CONCENTRATION OF CREDIT RISK - At December 31, 2006 and 2005, we had cash and investments, in excess of federally insured deposit limits of approximately $39.7 million and $36.7 million, respectively.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Concentration of credit risk with respect to net accounts receivable consists of $1.1 million, $0.9 million, and $0.6 million with three customers at December 31, 2006 and $1.4 million, $0.6 million, and $0.3 million with three customers at December 31, 2005.

        STOCK-BASED COMPENSATION - We grant stock options to our employees and directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Effective January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123(revised 2004), "Share-Based Payment," ("SFAS 123(R)"), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). We use the Black-Scholes valuation model to estimate the fair value of service condition awards. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We recognize compensation costs on a straight-line basis over the requisite service period. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB 25 and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation.

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

        COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the years ended December 31, 2006, 2005 and 2004, comprehensive income (loss) was not materially different from net income (loss).

        ADVERTISING COSTS - Advertising costs are expensed as incurred and were not material for 2006, 2005 and 2004.

        RECENT ACCOUNTING PRONOUNCEMENTS - In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income tax positions taken or expected to be taken in tax returns that effect amounts reported in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        be recognized in the financial statements. FIN 48 also provides guidance concerning derecognition, measurement, classification, interest and penalties and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effects of FIN 48 on our financial statements.

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the Securities and Exchange Commission, ("SEC"), Staff issued Staff Accounting Bulletin No. 108 ("SAB 108") addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff's previous guidance in Staff Accounting Bulletin No. 99, "Materialty" on evaluating the materiality of misstatements.

        SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The adoption of SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS 159 on our financial position and results of operations has not been finalized.

        SEGMENTS - We organize ourselves as one segment reporting to the chief operating decision-maker. We have sales outside of the United States, which are described in Note 8. All long-lived assets are maintained in the United States.

3.      INVENTORIES

        Inventories consisted of the following at December 31 (in thousands):

                                                        2006          2005
                                                     -----------   -----------
         Raw materials.............................     $819           $86
                                                     ===========   ===========

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.      PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31 (in thousands):

                                                            2006       2005
                                                          --------    --------
         Land .........................................   $  1,080    $  1,080
         Building and improvements ....................      8,837       8,837
         Computer equipment ...........................      6,684       6,199
         Purchased software ...........................      3,090       2,935
         Furniture and fixtures .......................        938         938
         Office equipment .............................        354         349
         Manufacturing equipment ......................        289         268
                                                          --------    --------
            Total .....................................     21,272      20,606
         Less accumulated depreciation and amortization    (13,149)    (12,531)
                                                          --------    --------
            Property and equipment, net ...............   $  8,123    $  8,075
                                                          ========    ========


        Depreciation expense amounted to $0.6 million, $0.6 million and $0.9 million in each of the years ended December 31, 2006, 2005, and 2004, respectively.


5.      INCOME TAXES

        Deferred tax assets are attributable to the following at December 31 (in thousands):

                                                                           2006          2005
                                                                        --------       --------
       Federal net operating loss carryforwards ..................      $ 16,983       $ 16,986
       Research and development and other tax credit carryforwards        15,674         14,089
       State net operating loss carryforwards ....................           520            382
       Capitalized research and development costs ................         9,456         10,907
       Other .....................................................         1,139            613
                                                                        --------       --------
          Total ..................................................        43,772         42,977
       Less valuation allowance ..................................       (43,772)       (42,977)
                                                                        --------       --------
          Deferred tax assets, net ...............................      $      -         $    -
                                                                        ========       ========

        A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                               Year ended December 31,
                                             ----------------------------
                                               2006      2005       2004
                                             ------     ------     ------
       Federal statutory rate ...........       34%       (34%)      (34%)
       State rate, net of federal benefit        5        (10)        (7)
       Foreign tax expense ..............       27          -          -
       Tax credits ......................      (97)       (53)       (77)
       Change in valuation allowance ....       43         97         98
       Nondeductible compensation expense       16          -          -
       Other ............................        1          -         20
                                             ------     ------     ------
          Effective tax rate ............       29%         0%         0%
                                             ======     ======     ======

        In 2006, we increased the valuation allowance by $0.8 million to $43.8 million primarily as a result of additional net operating losses and tax credits. The valuation allowance was recorded against deferred tax assets because we determined that it was more likely than not that all of the deferred tax assets may not be realized.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        We have incurred net operating losses in 2006, 2005, and 2004. At December 31, 2006 and 2005, these cumulative factors resulted in our continued decision that it is more likely than not that all of our deferred tax assets may not be realized. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance is reversed approximately $22.5 million would be recorded as a credit to additional paid in capital reflecting the benefit of deductions from the exercise of stock options.

        We did not record a provision for income taxes in 2006 due to a net operating loss and the uncertainty of the timing of profitability in future periods, except for $0.4 million of taxes paid in non-U.S. jurisdictions that assess a source withholding tax.

        As of December 31, 2006, we had federal net operating loss and research and experimentation credit carryforwards of approximately $49.9 million and $11.4 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2007 through 2026. In addition, at December 31, 2006, we had approximately $8.3 million and $5.8 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2007 through 2021. Ownership changes, if any, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

6.      EQUITY AND STOCK COMPENSATION PLANS

        As discussed in Note 2, we adopted SFAS 123(R) on January 1, 2006. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25 and related interpretations. The adoption of SFAS 123(R) had a significant impact on our results of operations.

        At December 31, 2006, we have four stock-based compensation plans, which are described below:

        FIXED STOCK OPTION PLANS - We have three fixed option plans. Under the 1990 Incentive and Nonstatutory Stock Option Plan ("1990 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 2,873,002 shares of common stock. Under the 1996 Stock Option Plan ("1996 Plan"), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. Under the 2001 Nonqualified Stock Plan ("2001 Plan"), we may grant nonqualified stock options or stock awards to our employees and directors for up to 8,000,000 shares of common stock. Under all three plans, options are granted at an exercise price as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Our options generally vest over three to five years, although we have granted options that are 50% or fully vested on the date of grant. As of December 31, 2006, there were 4,616,107 shares available for grant under the 2001 Plan, and no shares available under the 1996 and 1990 Plans. In February 2005, we granted fully vested stock options to our directors and certain of our officers to purchase an aggregate of 1,658,500 shares of our common stock. The options were granted with exercise prices equal to the fair market value of our common stock on the dates of grant.

        During 2006, the Company awarded unrestricted stock to its employees under the 2001 Plan. A total of 65,464 shares were distributed representing $367,000 of stock-based compensation expense.

        The following table presents stock-based employee compensation expenses included in the Company's consolidated statements of operations (in thousands):
                                                       2006
                                                    ---------
        Cost of product sales                        $   15
        Cost of contract revenue                        149
        Research and development                        904
        Selling and marketing                           289
        General and administrative                      580
                                                    ---------
        Stock-based compensation expense             $1,937
                                                    =========

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        As a result of adopting SFAS 123(R), the Company's net income for the year ended December 31, 2006 was lower by $1,570,000 than if it had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 was also lower by $0.07 and $0.06, respectively, due to the adoption of SFAS 123(R).

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company's stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the year ended December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        Assumptions used to determine the fair value of options granted during the year ended December 31, 2006, using the Black-Scholes valuation model were:


                                             YEAR ENDED
                                          DECEMBER 31, 2006
                                        ----------------------

Expected term(1)                            3.25-6.25 years
Expected volatility factor(2)                        60-67%
Risk-free interest rate(3)                       4.55-4.99%
Expected annual dividend yield                           --

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

We do not estimate our forfeiture rates as the actual forfeiture rate is known at the end of each reporting period due to the timing of our stock option vesting.

A summary of the transactions of our three fixed stock option plans for the years ended December 31, 2006, 2005, and 2004 are presented below:

                                                2006                         2005                        2004
                                      --------------------------  ---------------------------  -------------------------
                                                     Weighted                    Weighted                    Weighted
                                                      Average                     Average                     Average
                                                     Exercise                    Exercise                    Exercise
                                         Shares        Price         Shares        Price          Shares       Price
                                      --------------------------  ---------------------------  -------------------------
Outstanding at beginning of year       6,284,606       $   4.73    4,509,808       $   3.95    3,467,929       $   4.38
Granted ........................         697,000           5.24    2,161,500           6.10    1,305,500           2.96
Exercised ......................        (293,394)          3.01     (339,884)          3.13     (110,087)          3.18
Forfeited or cancelled .........        (198,400)          6.66      (46,818)          4.05     (153,534)          5.83
                                      --------------------------  ---------------------------  -------------------------
Outstanding at end of year .....       6,489,812       $   4.80    6,284,606       $   4.73    4,509,808       $   3.95
                                      ==========================  ===========================  =========================

Options exercisable at year end        5,688,735       $   4.72    5,598,113       $   4.78    3,409,927       $   4.23

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        All options granted during the years ended December 31, 2006, 2005 and 2004 had exercise prices equal to the fair market value of the Company's common stock on the date of grant, and the weighted average grant date fair values of options granted were $2.85, $4.25 and $2.16, respectively.

        At December 31, 2006, the weighted average remaining contractual term for both options outstanding and options exercisable was 7 years.

        At December 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $31,179,000 and $26,859,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was $800,000.

        The following table summarizes the stock options outstanding at December 31, 2006:

                                     OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           ----------------------------------------      -----------------------
                                        WEIGHTED   WEIGHTED AVERAGE                    WEIGHTED
                                         AVERAGE       REMAINING                        AVERAGE
       EXERCISE PRICE                   EXERCISE      CONTRACTUAL                      EXERCISE
       RANGE                 NUMBER       PRICE     TERM (IN YEARS)        NUMBER        PRICE
       --------------      ----------------------------------------      -----------------------
        $0 to $5           3,589,458     $    3.18         6.95          3,565,313     $    3.17
        $5 to $10          2,811,687          5.93         7.14          2,034,755          6.12
        $10 to $20             2,417         12.75         0.39              2,417         12.75
        $20 to $30            16,750         20.38         3.80             16,750         20.38
        $30 to $40            45,000         33.56         2.46             45,000         33.56
        $40 to $50            14,500         44.02         3.21             14,500         44.02
        $50 to $70            10,000         58.06         2.75             10,000         58.06
                           ---------------------------------------       -----------------------
                           6,489,812     $    4.80         6.98          5,688,735     $    4.72
                           ========================================      =======================



        At December 31, 2006, unrecognized compensation expense related to non-vested stock options was $2,029,000, which is expected to be recognized over a weighted average period of 2 years.

        Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB 25. The Company also had previously adopted the provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net income
        (loss) and net income (loss) per share. The following table illustrates the effects on net loss and net loss per share for the years ended December 31, 2005 and December 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands):

                                                                           YEAR ENDED         YEAR ENDED
                                                                        DECEMBER 31,2005   DECEMBER 31, 2004
                                                                       -----------------   ------------------
        Net loss as reported                                                 ($ 2,468)          ($ 1,367)
        Add: Stock-based employee compensation expense included in loss
        Less: Total stock-based employee compensation expense
        determined under the fair value method                                (10,113)            (8,277)
                                                                       -----------------   ------------------
        Pro forma net loss                                                   ($12,581)          ($ 9,644)
                                                                       -----------------   ------------------
        Net loss per share:
        Basic and diluted -- as reported                                     ($  0.11)          ($  0.06)
        Basic and diluted -- pro-forma                                       ($  0.55)          ($  0.42)

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In determining the stock-based compensation expense to be disclosed under SFAS 123, the Company was required to estimate the fair value of stock awards granted to employees using the Black-Scholes valuation model. However, differences between the requirements of SFAS 123(R) and SFAS 123 resulted in a different set of assumptions determined by the Company to be used in its valuation model. Assumptions used to determine the fair value of options granted under SFAS 123 during the years ended December 31, 2005 and December 31, 2004 were:


                                         YEAR ENDED             YEAR ENDED
                                      DECEMBER 31, 2005      DECEMBER 31, 2004
                                     ------------------      -----------------
        Expected term                         3-5 years                5 years
        Volatility                               67-87%                    93%
        Risk-free interest rate                   4.05%                  3.74%
        Dividend yield                               --                     --

        The Company issues common stock from previously authorized but unissued shares to satisfy option exercises and purchases under the Company's Employee Stock Purchase Plan.

        EMPLOYEE STOCK PURCHASE PLAN - In June 1996, we adopted an Employee Stock Purchase Plan (the "ESPP Plan") under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period. There is no stock-based compensation expense related to the Company's Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee's compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of December 31, 2006 there were 137,487 shares available for future issuance under the ESPP Plan. We issued 2,320, 32,873 and 48,437 common shares under the ESPP Plan in 2006, 2005 and 2004, respectively.

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


7.      COMMITMENTS AND CONTINGENT LIABILITIES

        LEASE COMMITMENTS - We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997. We conduct a portion of our activities in leased facilities in Lafayette and San Jose, California under non-cancelable operating leases that expires in 2007 and 2008, respectively. The following is a schedule of future minimum rental payments (in thousands):

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        YEAR ENDED DECEMBER 31,
        -----------------------
        2007.....................................           $25
        2008.....................................             9
                                                    -----------
           Total minimum lease payments..........           $34
                                                    ===========

        Rental expense was approximately $26,000, $26,000 and $35,000 in 2006, 2005 and 2004, respectively.

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

        We sell our products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):


                                            Year ended December 31,
                               -----------------------------------------------
                                   2006              2005              2004
                               ------------      ------------     ------------
        United States........       $12,797            $9,202          $10,101
        Germany..............         6,630             4,926            4,910
        Rest of world........         4,629             1,539            1,474
                               ------------      ------------     ------------
                                    $24,056           $15,667          $16,485
                               ============      ============     ============


        The portion of total revenue that was derived from major customers was as follows:

                                            Year ended December 31,
                               -----------------------------------------------
                                   2006              2005              2004
                               ------------      ------------     ------------
         Customer A..........           20%               20%              28%
         Customer B..........           26%               30%              28%


9.      EMPLOYEE BENEFIT PLAN

        In 1994, we established a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were approximately $316,000, $289,000 and $274,000 in 2006, 2005 and 2004,
        respectively.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.     NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is calculated as follows (in thousands, except per share data):

                                                                  Year ended December 31,
                                                          -------------------------------------
                                                            2006          2005           2004
                                                          --------      --------       --------
        Net income (loss)..............................   $  1,034      ($ 2,468)      ($ 1,367)

        Weighted average common shares outstanding.....     23,474        23,076         22,785
        Additional dilutive common stock equivalents...      1,491             -              -
                                                          --------      --------       --------
        Diluted shares outstanding.....................     24,965        23,076         22,785
                                                          ========      ========       ========

        Net income (loss) per share - basic............   $   0.04      ($  0.11)      ($  0.06)
        Net income (loss) per share - diluted..........   $   0.04      ($  0.11)      ($  0.06)

        For the years ended December 31, 2005 and 2004, potential common stock equivalents of 1,824,826, and 356,411, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the years ended December 31, 2006, 2005 and 2004, options to purchase 2,423,242, 2,340,167 and 280,605 shares of common stock at average weighted prices of $7.18, $7.36 and $16.06 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.



11.     QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

        The following table presents unaudited quarterly operating results for each of our quarters in the two-year period ended December 31, 2006 (in thousands, except per share data):

                                                            2006 Quarters Ended
                                          ------------------------------------------------------------
                                           March 31         June 30       September 30     December 31
                                          ------------------------------------------------------------

Revenue ................................     $ 6,134         $ 4,790          $ 6,682         $ 6,450
Gross profit ...........................       4,736           3,463            5,033           4,724
Income (loss) from operations ..........         128          (1,669)             680             462
Net income (loss) ......................         522          (1,210)             840             882

Net income (loss) per share - basic ....     $  0.02         ($ 0.05)         $  0.04         $  0.04
Net income (loss) per share - diluted ..     $  0.02         ($ 0.05)         $  0.03         $  0.04


                                                            2005 Quarters Ended
                                          ------------------------------------------------------------
                                           March 31         June 30       September 30     December 31
                                          ------------------------------------------------------------

Revenue ................................     $ 4,224         $ 2,683          $ 5,087         $ 3,673
Gross profit ...........................       3,324           1,903            4,104           2,592
Income (loss) from operations ..........        (531)         (1,794)             252          (1,545)
Net income (loss) ......................        (314)         (1,522)             561          (1,193)

Net income (loss) per share - basic ....     ($ 0.01)        ($ 0.07)         $  0.02         ($ 0.05)
Net income (loss) per share - diluted ..     ($ 0.01)        ($ 0.07)         $  0.02         ($ 0.05)


Quarterly income (loss) per share totals differ from annual income (loss) per share due to dilution and rounding.



                          FINANCIAL STATEMENT SCHEDULE


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS - YEARS ENDED DECEMBER 31, 2006,
                         2005, AND 2004 (IN THOUSANDS)


--------------------------------------------------------------------------------------------
       COL. A               COL. B        COL. C(1)      COL. C(2)      COL. D       COL. E
--------------------------------------------------------------------------------------------
                                                ADDITIONS
                                         ------------------------
                           BALANCE AT    CHARGED TO      CHARGED     DEDUCTIONS     BALANCE
                            BEGINNING     COSTS AND      TO OTHER    CHARGED TO      AT END
                            OF PERIOD     EXPENSES       ACCOUNTS     RESERVES     OF PERIOD
--------------------------------------------------------------------------------------------
Allowance for doubtful
accounts receivable:
   2006 ...........             $ 97           -             -             -          $ 97
   2005 ...........             $110           -             -          $ 13          $ 97
   2004 ...........             $927        ($50)            -          $767          $110


Inventory reserves:
   2006 ...........             $284         $29             -             -          $313
   2005 ...........             $284           -             -             -          $284
   2004 ...........             $284           -             -             -          $284

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

EVALUATION OF CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.


ITEM 9B. OTHER INFORMATION

None.


                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned "DIRECTORS AND EXECUTIVE OFFICERS", "CORPORATE GOVERNANCE" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement that will be delivered to our shareholders in connection with our May 23, 2007 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "EXECUTIVE COMPENSATION:
COMPENSATION DISCUSSION AND ANALYSIS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 23, 2007 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 23, 2007 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned "CORPORATE GOVERNANCE" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 23, 2007 Annual Meeting of Shareholders.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "INDEPENDENT ACCOUNTANTS" in the Proxy Statement that will be delivered to our shareholders in connection with our May 23, 2007 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)Financial Statements and Exhibits:
                                                                       PAGE
                                                                       ----
(1)Report of Independent Registered Public Accounting Firm..............31
Consolidated Balance Sheets as of December 31, 2006 and 2005............33
Consolidated Statements of Operations for each of the three
   years in the period ended December 31, 2006..........................34
Consolidated Statements of Cash Flows for each of the
   three years in the period ended December 31, 2006....................35
Consolidated Statements of Stockholders' Equity for each of
   the three years in the period ended December 31, 2006................36

Notes to Consolidated Financial Statements..............................37
(2)Schedule II - Valuation and Qualifying Accounts......................49

(3)Exhibits:

   Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with this Annual Report on Form 10-K or have been incorporated into this Report by reference. Copies of such exhibits may be obtained from us upon request.

   EXHIBIT NO.  DESCRIPTION OF EXHIBIT
   -----------  ----------------------
   3.1          Amended and Restated Articles of Organization (filed as Exhibit
                3.2 to the Company's Registration Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).
   3.2          Articles of Amendment to the Articles of Organization (filed as
                Exhibit 3.3 to the Company's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
   3.3 Amended and Restated By-Laws (filed as Exhibit 3.3 to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
   4.1          Rights Agreement dated as of October 2, 2001 between Aware, Inc.
                and Equiserve Trust Company, N.A., as Rights Agent (filed as
                Exhibit 4(a) to the Company's Form 8-K filed with the Securities and Exchange Commission on October 3, 2001 and incorporated herein by reference).
   4.2 Terms of Series A Participating Cumulative Preferred Stock of Aware, Inc. (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.1 hereto).
   4.3 Form of Right Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.1 hereto).
   10.1*        1990 Incentive and Non-Statutory Stock Option Plan (filed as
                Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).
   10.2* 1996 Stock Option Plan, as amended and restated (filed as Annex A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2000 and incorporated herein by reference).
   10.3* 1996 Employee Stock Purchase Plan, as amended and restated (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 11, 2005 and incorporated herein by reference).
   10.4*        Form of Director and Officer Indemnification Agreement (filed as
                Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
   10.5* 2001 Nonqualified Stock Plan (filed as Exhibit 99(d)(4) to the Company's Schedule TO filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference).

   10.6* Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan.
   21.1         Subsidiaries of Registrant.
   23.1         Consent of Independent Registered Public Accounting Firm.
   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*Management contract or compensatory plan.

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

                                     AWARE, INC.



                                     By:  /s/  Michael A. Tzannes
                                     -------------------------------------------
                                     Michael A. Tzannes, Chief Executive Officer

                                     Date: March 14, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 2007.



        SIGNATURE                           TITLE
        ---------                           -----

/s/ Michael A. Tzannes              Chief Executive Officer and Director
----------------------------        (Principal Executive Officer)
Michael A. Tzannes


/s/ Edmund C. Reiter                President and Director
----------------------------
Edmund C. Reiter


/s/ Keith E. Farris                 Chief Financial Officer
----------------------------        (Principal Financial and Accounting Officer)
Keith E. Farris


/s/ John K. Kerr                    Chairman of the Board of Directors
----------------------------
John K. Kerr


/s/ Frederick D. D'Alessio          Director
----------------------------
Frederick D. D'Alessio


/s/ G. David Forney, Jr.            Director
----------------------------
G. David Forney, Jr.


/s/ Adrian F. Kruse                 Director
----------------------------
Adrian F. Kruse


/s/ Mark G. McGrath                 Director
----------------------------
Mark G. McGrath