Form 10-Q
period 2007-03-31
AWARE INC /MA/
filed 2007-05-10
CIK 1015739

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

                      FOR THE QUARTER ENDED MARCH 31, 2007

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
Large Accelerated Filer       Accelerated Filer X     Non-Accelerated Filer
                       ---                     ----                        ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES    NO X
                                    ---   ---

Indicate the number of shares outstanding of the issuer's common stock as of April 27, 2007:

                  CLASS                            NUMBER OF SHARES OUTSTANDING
                  -----                            ----------------------------
Common Stock, par value $0.01 per share                 23,699,087 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2007

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART I   FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of
         March 31, 2007 and December 31, 2006.........................       3

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 2007
         and March 31, 2006...........................................       4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2007
         and March 31, 2006...........................................       5

         Notes to Consolidated Financial Statements...................       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................      10

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk..................................................      14

Item 4.  Controls and Procedures......................................      14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings............................................      14

Item 1A. Risk Factors.................................................      15


Item 6.  Exhibits ....................................................      24

         Signatures...................................................      24


                                       PART I. FINANCIAL INFORMATION
                                 ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                AWARE, INC.
                                        CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                (UNAUDITED)

                                                                                  MARCH 31,    DECEMBER 31,
                                                                                    2007           2006
                                                                                  --------       --------
                                     ASSETS
Current assets:
     Cash and cash equivalents .............................................      $  9,094       $  8,571
     Short-term investments ................................................        30,389         29,263
     Accounts receivable, net ..............................................         5,341          4,738
     Inventories ...........................................................         1,137            819
     Prepaid expenses and other current assets .............................           978            867
                                                                                  --------       --------
           Total current assets ............................................        46,939         44,258
                                                                                  --------       --------

Property and equipment, net ................................................         8,181          8,123
Investments ................................................................             -          1,968
Other assets, net ..........................................................           220            237
                                                                                  --------       --------
           Total assets ....................................................      $ 55,340       $ 54,586
                                                                                  ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................      $    951       $    692
     Accrued expenses ......................................................           132            153
     Accrued compensation ..................................................         1,256          1,043
     Accrued professional ..................................................           179            198
     Deferred revenue ......................................................           808            800
                                                                                  --------       --------
             Total current liabilities .....................................         3,326          2,886
                                                                                  --------       --------

Long-term deferred revenue .................................................           330            330

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding ..............................................             -              -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding, 23,698,962 as of March 31, 2007 and
             23,642,753 as of December 31, 2006.............................           237            236
      Additional paid-in capital ...........................................        82,334         81,923
      Accumulated deficit ..................................................       (30,887)       (30,789)
                                                                                  --------       --------
             Total stockholders' equity ....................................        51,684         51,370
                                                                                  --------       --------

             Total liabilities and stockholders' equity ....................      $ 55,340       $ 54,586
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

                                   AWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -----------------------
                                                       2007           2006
                                                     --------       --------
Revenue:
    Product sales .............................      $  3,465       $  1,718
    Contract revenue ..........................         1,834          3,692
    Royalties .................................           501            724
                                                     --------       --------
        Total revenue .........................         5,800          6,134

Costs and expenses:
    Cost of product sales .....................           496            152
    Cost of contract revenue ..................         1,352          1,246
    Research and development ..................         2,789          2,790
    Selling and marketing .....................           872            814
    General and administrative ................           884          1,004
                                                     --------       --------
         Total costs and expenses .............         6,393          6,006

Income (loss) from operations .................          (593)           128
Interest income ...............................           505            394
                                                     --------       --------

Income (loss) before provision for income taxes           (88)           522
Provision for income taxes ....................            10              -
                                                     --------       --------

Net income (loss) .............................      ($    98)      $    522
                                                     ========       ========

Net income (loss) per share - basic ...........      $   0.00       $   0.02
Net income (loss) per share - diluted .........      $   0.00       $   0.02

Weighted average shares - basic ...............        23,657         23,307
Weighted average shares - diluted .............        23,657         24,840


The accompanying notes are an integral part of the consolidated financial statements.

                                          AWARE, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)
                                          (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -----------------------
                                                                         2007            2006
                                                                       --------       --------
Cash flows from operating activities:
   Net income (loss) ............................................      ($    98)      $    522
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization ...............................           210            157
    Stock based compensation ....................................           235            497
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable ....................................          (603)           499
         Inventories ............................................          (318)          (257)
         Prepaid expenses .......................................          (111)           217
         Accounts payable .......................................           259           (291)
         Accrued expenses .......................................           173            311
         Deferred revenue .......................................             8            130
                                                                       --------       --------
            Net cash provided by (used in) operating activities .          (245)         1,785

                                                                       --------       --------

Cash flows from investing activities:
    Purchases of property and equipment .........................          (251)           (77)
    Sales of investments ........................................         6,800          6,722
    Purchases of investments ....................................        (5,958)        (4,946)
                                                                       --------       --------
            Net cash provided by investing activities ...........           591          1,699
                                                                       --------       --------

Cash flows from financing activities:
     Proceeds from issuance of common stock .....................           177            264
                                                                       --------       --------
            Net cash provided by financing activities ...........           177            264
                                                                       --------       --------

Increase in cash and cash equivalents ...........................           523          3,748
Cash and cash equivalents, beginning of period ..................         8,571         13,068
                                                                       --------       --------

Cash and cash equivalents, end of period ........................      $  9,094       $ 16,816
                                                                       ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A)      BASIS OF PRESENTATION

        The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2007, and of operations and cash flows for the interim periods ended March 31, 2007 and 2006.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 2006 in conjunction with our 2006 Annual Report on Form 10-K.

        The results of operations for the interim period ended March 31, 2007 are not necessarily indicative of the results to be expected for the year.


B)      INVENTORY

        Inventory consists primarily of the following (in thousands):

                                                 MARCH 31,         DECEMBER 31,
                                                  2007                2006
                                             ----------------  ----------------
               Raw materials..........       $          1,137  $            819
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

        Net income or loss per share is calculated as follows (in thousands, except per share data):


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  -----------------------
                                                    2007           2006
                                                  --------       --------

Net income (loss) ..........................      ($    98)      $    522

Weighted average common shares outstanding .        23,657         23,307
Additional dilutive common stock equivalents             -          1,533
                                                  --------       --------
Diluted shares outstanding .................        23,657         24,840
                                                  ========       ========

Net income (loss) per share - basic ........      $   0.00       $   0.02
Net income (loss) per share - diluted ......      $   0.00       $   0.02


        For the three month period ended March 31, 2007 potential common stock equivalents of 1,484,561 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the three month periods ended March 31, 2007 and 2006, options to purchase 2,425,242 and 2,467,673 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.


D)      STOCK-BASED COMPENSATION


        The following table presents stock-based employee compensation expenses included in the Company's unaudited consolidated statements of operations (in thousands):

                                          THREE MONTHS ENDED  THREE MONTHS ENDED
                                            MARCH 31, 2007      MARCH 31, 2006
                                          ------------------  ------------------

         Cost of product sales            $                2  $                3
         Cost of contract revenue                         36                  64
         Research and development                         85                 149
         Selling and marketing                            21                  68
         General and administrative                       91                 213
                                          ------------------  ------------------
         Stock-based compensation expense $              235  $              497
                                          ==================  ==================

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company's stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the three months ended March 31, 2007 and March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.


E)      BUSINESS SEGMENTS

        The Company organizes itself as one segment and conducts its operations in the United States.

        The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                               ----------------------------
                                                    2007           2006
                                               -------------  -------------

          United States.....................   $       3,997  $       4,476
          Germany...........................           1,005          1,266
          Rest of World.....................             798            392
                                               -------------  -------------
                                               $       5,800  $       6,134
                                               =============  =============

F)      INCOME TAXES

        We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at March 31, 2007, we had no unrecognized tax benefits.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we had no accrued interest or penalties related to uncertain tax positions.

        The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

        Utilization of net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed a study to assess whether a change of control has occurred. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.


G       RECENT ACCOUNTING PRONOUNCEMENTS

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


RESULTS OF OPERATIONS

        PRODUCT SALES. Product sales consist of revenue from the sale of hardware and software products. Hardware products include ADSL test and development systems, modules, and modems. Software products consist of standard off-the-shelf software products for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales increased 102% from $1.7 million in the first quarter of 2006 to $3.5 million in the current year quarter. As a percentage of total revenue, product sales increased from 28% in the first quarter of 2006 to 60% in the current year quarter. The dollar increase was primarily due to increases in the sale of test and diagnostic hardware and software products, and to a lesser extent an increase in other software sales.

        CONTRACT REVENUE. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to Aware's patents, Aware's DSL technology and Aware's DSL test and diagnostic technology.

Contract revenue decreased 50% from $3.7 million in the first quarter of 2006 to $1.8 million in the current year quarter. As a percentage of total revenue, contract revenue decreased from 60% in the first quarter of 2006 to 32% in the current year quarter. The dollar decrease was due to $2.0 million recognized from the transfer of certain technology licenses as a result of the acquisition of a customer's business in the first quarter of 2006, of which there was no similar transaction in the first quarter of 2007. This decrease was partially offset by an increase of $0.1 million associated with the delivery of licensed technology and engineering services.

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

Royalties decreased 31% from $0.7 million in the first quarter of 2006 to $0.5 million in the current year quarter. As a percentage of total revenue, royalties decreased from 12% in the first quarter of 2006 to 9% in the current year quarter. The dollar decrease in royalties was due to a $0.1 million decrease in ADSL royalties and a $0.1 million decrease in biometrics and medical imaging royalties.

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

        COST OF PRODUCT SALES. Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales. Cost of product sales increased 225% from $152,000 in the first quarter of 2006 to $496,000 in the current year quarter. As a percentage of product sales, cost of product sales increased from 9% in the first quarter of 2006 to 14% in the current year quarter. The percentage and dollar increases were primarily due to hardware manufacturing and period cost increases associated with new hardware products. The dollar increase in product margin was primarily due to an increase in test and diagnostic hardware and software sales, and to a lesser extent an increase in other software sales.

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

Cost of contract revenue increased 8% from $1.2 million in the first quarter of 2006 to $1.4 million in the current year quarter. Cost of contract revenue as a percentage of contract revenue, excluding a $2.0 million fee related to the transfer of certain technology licenses as a result of the acquisition of a customer's business in the first quarter of 2006, was 74% in the first quarter of both 2006 and 2007. The dollar increase in cost of contract revenue was primarily due to higher compensation costs principally related to an increase in the level of effort expended on our customer projects during the current quarter.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expenses were $2.8 million in the first quarter of both 2006 and 2007. As a percentage of total revenue, research and development expense increased from 45% in the first quarter of 2006 to 48% in the current year quarter. Although there was no dollar increase in the current quarter, there was an increase in patent related fees of $120,000 that was offset by lower consulting and outside services fees of $115,000.

Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2plus StratiPHY2+(TM) technology and chips, developing and improving our VDSL2 StratiPHY3 technology and chips, developing bonded ADSL and VDSL technology and chips, developing analog front-end technology for DSL solutions, developing test and diagnostics hardware and software and developing imaging and biometrics software.

        SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 7% in the current quarter compared with the corresponding quarter of 2006, and was $0.8 million in the first quarter of 2006 and $0.9 million in the current year quarter. As a percentage of total revenue, sales and marketing expense increased from 13% in the first quarter of 2006 to 15% in the current year quarter. For the three month period, the dollar increase was mainly attributable to increases in salary and other compensation costs of $102,000 that was partially offset by lower stock-based compensation expense of $47,000.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses. General and administrative expenses decreased 12% from $1.0 million in the first quarter of 2006 to $0.9 million in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 16% in the first quarter of 2006 to 15% in the current year quarter. For the three month period, the dollar decrease was mainly attributable to lower stock-based compensation expense of $121,000.

        INTEREST INCOME. Interest income increased 28% from $394,000 in the first quarter of 2006 to $505,000 in the current year quarter. For the three month period, the dollar increase was primarily due to higher interest rates earned on our cash and investment balances.

        INCOME TAXES. We made no provision for income taxes in the first three months of 2006 and 2007 due to net losses incurred and the uncertainty of the timing of profitability in future periods, except for $10,000 of state excise tax paid in 2007. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2007, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at March 31, 2007, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Utilization of net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed a study to assess whether a change of control has occurred. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had cash, cash equivalents, and short-term investments of $39.5 million, which represents a decrease of $0.3 million from December 31, 2006. The decrease was primarily due to $0.2 million of cash used in operations and $0.3 million of capital expenditures. The decrease was partially offset by $0.2 million of proceeds from the exercise of employee stock options.

Cash used in operations in the first three months of 2007 was from the net loss of $0.1 million adjusted for non-cash items related to depreciation and amortization of $0.2 million, and stock based compensation expense of $0.2 million and working capital requirements of $0.5 million. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

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

We do not use derivative financial instruments for speculative or trading purposes. As of March 31, 2007, we had $39.5 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.


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


THERE HAS BEEN AND MAY CONTINUE TO BE A CYCLICAL DEMAND FOR DSL CHIPSETS, AND THERE IS INTENSE COMPETITION FOR DSL CHIPSETS, WHICH HAS CAUSED OUR ROYALTY REVENUE TO DECLINE

The royalties we receive are influenced by many of the risks faced by the DSL market in general, including cyclical demand which may result in reduced average selling prices ("ASPs") for DSL chipsets during periods of surplus. In the past, the DSL industry has experienced an oversupply of DSL chipsets, central office or customer premises equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. ASPs have also been under pressure because of intense competition in the DSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL or VDSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the second quarter of 2007 and beyond. Our royalty revenue may decline over the long term.


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


OUR SUCCESS REQUIRES TELEPHONE COMPANIES TO INSTALL DSL SERVICE IN VOLUME

The success of our DSL licensing business depends upon telephone companies installing DSL service in significant volumes. Factors that affect the volume deployment of DSL service include:
        o the desire of telephone companies to install ADSL or VDSL service, which is dependent on the development of a viable business model for ADSL or VDSL service, including the capability to market, sell, install and maintain the service;
        o       the pricing of ADSL or VDSL services by telephone companies;
        o the success of internet protocol TV ("IPTV") or video-based services as viable consumer service offerings;
        o the transition by telephone companies to new ADSL technologies, such as ADSL2, ADSL2+ and VDSL2;
        o       the quality of telephone companies' networks;
        o deployment by phone companies of fiber-to-the-home or broadband wireless services;

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


OUR INTELLECTUAL PROPERTY IS SUBJECT TO LIMITED PROTECTION

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success. We regard our technology as proprietary, and we have approximately 48 U.S. patents and 104 foreign patents and a number of pending patent applications. We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

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


OUR MANUFACTURING SYSTEMS MAY NOT BE ADEQUATE FOR OUR DSL TEST AND DIAGNOSTICS HARDWARE PRODUCT OFFERINGS

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


                                AWARE, INC.


    Date: May 10, 2007          By: /s/ Michael A. Tzannes
                                    -------------------------------------------
                                    Michael A. Tzannes, Chief Executive Officer


    Date: May 10, 2007          By: /s/ Keith E. Farris
                                    -------------------------------------------
                                    Keith E. Farris, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)