Form 10-Q
period 2007-06-30
AWARE INC /MA/
filed 2007-08-02
CIK 1015739

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

                       FOR THE QUARTER ENDED JUNE 30, 2007

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


              40 MIDDLESEX TURNPIKE, BEDFORD, MASSACHUSETTS, 01730
              -------------------------------------------------------
              (Address of Principal Executive Offices)     (Zip Code)

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

Large Accelerated Filer     Accelerated Filer  X     Non-Accelerated Filer
                       ---                    ---                          ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES    NO X
                                    ---   ---

Indicate the number of shares outstanding of the issuer's common stock as of July 27, 2007:

                  CLASS                            NUMBER OF SHARES OUTSTANDING
                  -----                            ----------------------------
Common Stock, par value $0.01 per share                 23,738,143 shares

================================================================================

                                   AWARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I   FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of
         June 30, 2007 and December 31, 2006........................         3

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2007
         and June 30, 2006..........................................         4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2007
         and June 30, 2006..........................................         5

         Notes to Consolidated Financial Statements.................         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................        10

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk................................................        15

Item 4.  Controls and Procedures....................................        16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................        16

Item 1A. Risk Factors...............................................        16

Item 4.  Submission of Matters to a Vote of Security Holders........        25

Item 6.  Exhibits ..................................................        26

         Signatures.................................................        26

                                        PART I. FINANCIAL INFORMATION
                                  ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                                 AWARE, INC.
                                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                 (UNAUDITED)

                                                                                   JUNE 30,    DECEMBER 31,
                                                                                     2007          2006
                                                                                   --------      --------
                                     ASSETS
Current assets:
     Cash and cash equivalents ...............................................     $  7,798      $  8,571
     Short-term investments ..................................................       31,390        29,263
     Accounts receivable, net ................................................        4,866         4,738
     Inventories .............................................................        1,156           819
     Prepaid expenses and other current assets ...............................          448           867
                                                                                   --------      --------
           Total current assets ..............................................       45,658        44,258
                                                                                   --------      --------

Property and equipment, net ..................................................        8,076         8,123
Investments ..................................................................            -         1,968
Other assets, net ............................................................          203           237
                                                                                   --------      --------
           Total assets ......................................................     $ 53,937      $ 54,586
                                                                                   ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................     $    814      $    692
     Accrued expenses ........................................................          106           153
     Accrued compensation ....................................................        1,112         1,043
     Accrued professional ....................................................          204           198
     Deferred revenue ........................................................          274           800
                                                                                   --------      --------
             Total current liabilities .......................................        2,510         2,886
                                                                                   --------      --------

Long-term deferred revenue ...................................................          330           330

Stockholders' equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized,
             none outstanding ................................................            -             -
      Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding, 23,738,143 as of June 30, 2007 and 23,642,753 as
             of December 31, 2006 ............................................          237           236
      Additional paid-in capital .............................................       82,715        81,923
      Accumulated deficit ....................................................      (31,855)      (30,789)
                                                                                   --------      --------
             Total stockholders' equity ......................................       51,097        51,370
                                                                                   --------      --------

             Total liabilities and stockholders' equity ......................     $ 53,937      $ 54,586
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

                                                      3

                                          AWARE, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          (UNAUDITED)

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                           ----------------------      ----------------------
                                             2007          2006          2007          2006
                                           --------      --------      --------      --------
Revenue:
    Product sales ....................     $  3,771      $  1,519      $  7,236      $  3,237
    Contract revenue .................        1,575         2,241         3,409         5,934
    Royalties ........................        1,083         1,030         1,584         1,754
                                           --------      --------      --------      --------
     Total revenue ...................        6,429         4,790        12,229        10,925

Costs and expenses:
    Cost of product sales ............        1,690           176         2,186           328
    Cost of contract revenue .........        1,410         1,151         2,762         2,397
    Research and development .........        2,867         3,129         5,655         5,919
    Selling and marketing ............          999           920         1,872         1,734
    General and administrative .......          927         1,066         1,811         2,070
                                           --------      --------      --------      --------
     Total costs and expenses ........        7,893         6,442        14,286        12,448

Loss from operations .................       (1,464)       (1,652)       (2,057)       (1,523)
Interest income ......................          503           459         1,008           852
                                           --------      --------      --------      --------

Loss before provision for income taxes         (961)       (1,193)       (1,049)         (671)
Provision for income taxes ...........            7            17            17            17
                                           --------      --------      --------      --------

Net loss .............................     ($   968)     ($ 1,210)     ($ 1,066)     ($   688)
                                           ========      ========      ========      ========


Net loss per share - basic ...........     ($  0.04)     ($  0.05)     ($  0.05)     ($  0.03)
Net loss per share - diluted .........     ($  0.04)     ($  0.05)     ($  0.05)     ($  0.03)

Weighted average shares - basic ......       23,715        23,430        23,687        23,371
Weighted average shares - diluted ....       23,715        23,430        23,687        23,371



     The accompanying notes are an integral part of the consolidated financial statements.

                                              4

                                         AWARE, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                         (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                      ----------------------
                                                                        2007          2006
                                                                      --------      --------
Cash flows from operating activities:
   Net loss .....................................................     ($ 1,066)     ($   688)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization ...............................          426           322
    Stock based compensation ....................................          487         1,242
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable ....................................         (128)         (245)
         Inventories ............................................         (337)         (463)
         Prepaid expenses .......................................          419           376
         Accounts payable .......................................          122          (209)
         Accrued expenses .......................................           28           161
         Deferred revenue .......................................         (526)          280
                                                                      --------      --------
            Net cash provided by (used in) operating activities .         (575)          776
                                                                      --------      --------

Cash flows from investing activities:
    Purchases of property and equipment .........................         (345)         (232)
    Sales of investments ........................................       10,255        11,557
    Purchases of investments ....................................      (10,414)       (7,446)
                                                                      --------      --------
            Net cash provided by (used in) investing activities .         (504)        3,879
                                                                      --------      --------

Cash flows from financing activities:
     Proceeds from issuance of common stock .....................          306           640
                                                                      --------      --------
            Net cash provided by financing activities ...........          306           640
                                                                      --------      --------

Increase (decrease) in cash and cash equivalents ................         (773)        5,295
Cash and cash equivalents, beginning of period ..................        8,571        13,068
                                                                      --------      --------

Cash and cash equivalents, end of period ........................     $  7,798      $ 18,363
                                                                      ========      ========


    The accompanying notes are an integral part of the consolidated financial statements.

                                              5

                                   AWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)      BASIS OF PRESENTATION

        The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2007, and of operations and cash flows for the interim periods ended June 30, 2007 and 2006. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

        The results of operations for the interim period ended June 30, 2007 are not necessarily indicative of the results to be expected for the year.

B)      INVENTORY

        Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out ("FIFO") method. Inventory reserves are established for estimated excess and obsolete inventory.

                                                    JUNE 30,    DECEMBER 31,
                                                     2007           2006
                                                   ---------     ---------
              Raw materials.....................   $   1,155     $     819
              Finished goods.....................          1             -
                                                   ---------     ---------
                  Total ........................   $   1,156     $     819
                                                   =========     =========

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

         Net income or loss per share is calculated as follows (in thousands, except per share data):

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                 ----------------------      ----------------------
                                                   2007          2006          2007          2006
                                                 --------      --------      --------      --------
Net loss ...................................     ($   968)     ($ 1,210)     ($ 1,066)     ($   688)

Weighted average common shares outstanding .       23,715        23,430        23,687        23,371
Additional dilutive common stock equivalents            -             -             -             -
                                                 --------      --------      --------      --------
Diluted shares outstanding .................       23,715        23,430        23,687        23,371
                                                 ========      ========      ========      ========

Net loss per share - basic and diluted .....     ($  0.04)     ($  0.05)     ($  0.05)     ($  0.03)

        For the three month period ended June 30, 2007 and 2006 potential common stock equivalents of 1,546,096 and 1,645,384, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the six month period ended June 30, 2007 and 2006 potential common stock equivalents of 1,517,117 and 1,600,805, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive. For the three month periods ended June 30, 2007 and 2006, options to purchase 2,285,575 and 2,271,427 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive. For the six month periods ended June 30, 2007 and 2006, options to purchase 2,399,575 and 2,346,427 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.


D)      STOCK-BASED COMPENSATION


        The following table presents stock-based employee compensation expenses included in the Company's unaudited consolidated statements of operations (in thousands):

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                          -----------------   -----------------
                                           2007       2006     2007       2006
                                          ------     ------   ------     ------

        Cost of product sales ..........  $    2     $    5   $    4     $    8
        Cost of contract revenue .......      43         21       79         85
        Research and development .......      99        396      184        545
        Selling and marketing ..........      25        110       46        178
        General and administrative .....      83        213      174        426
                                          ------     ------   ------     ------
        Stock-based compensation expense  $  252     $  745   $  487     $1,242
                                          ======     ======   ======     ======

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company's stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the six months ended June 30, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.


E)      BUSINESS SEGMENTS

        The Company organizes itself as one segment and conducts its operations in the United States.

        The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                 -------------------     -------------------
                                   2007       2006         2007        2006
                                 -------     -------     -------     -------

        United States.......     $ 3,566     $ 2,098     $ 7,615     $ 6,574
        Germany ............       1,735       2,236       2,740       3,502
        Rest of World.......       1,128         456       1,874         849
                                 -------     -------     -------     -------
                                 $ 6,429     $ 4,790     $12,229     $10,925
                                 =======     =======     =======     =======

F)      INCOME TAXES

        We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at June 30, 2007, we had no unrecognized tax benefits.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we had no accrued interest or penalties related to uncertain tax positions.

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


G)      RECENT ACCOUNTING PRONOUNCEMENTS

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

Product sales increased 148% from $1.5 million in the second quarter of 2006 to $3.8 million in the current year quarter. As a percentage of total revenue, product sales increased from 32% in the second quarter of 2006 to 58% in the current year quarter. The dollar increase was primarily due to a $1.9 million increase in revenue from the sale of hardware, and a $0.4 million increase in the sale of software.

For the six months ended June 30, 2007, product sales increased 124% from $3.2 million in 2006 to $7.2 million in 2007. As a percentage of total revenue, product sales increased from 30% in the first six months of 2006 to 59% in the corresponding period of 2007. The dollar increase was primarily due to a $3.1 million increase in revenue from the sale of hardware, and a $0.9 million increase in revenue from the sale of software.

        CONTRACT REVENUE. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to Aware's patents, Aware's DSL technology and Aware's DSL test and diagnostic technology.

Contract revenue decreased 30% from $2.2 million in the second quarter of 2006 to $1.6 million in the current year quarter. As a percentage of total revenue, contract revenue decreased from 47% in the second quarter of 2006 to 25% in the current year quarter. The dollar decrease was due to $0.5 million recognized from the transfer of certain technology licenses as a result of the acquisition of a customer's business in the second quarter of 2006, of which there was no similar transaction in the second quarter of 2007. In addition, there was a decrease of $0.2 million associated with the delivery of licensed technology and engineering services.

For the six months ended June 30, 2007, contract revenue decreased 43% from $5.9 million in 2006 to $3.4 million in 2007. As a percentage of total revenue, contract revenue decreased from 54% in the first six months of 2006 to 28% in the corresponding period of 2007. The dollar decrease was primarily due to $2.5 million recognized from the transfer of certain technology licenses as a result of the acquisition of a customer's business in the first six months of 2006, of which there was no similar transaction in the first six months of 2007.

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

Royalties increased 5% from $1.0 million in the second quarter of 2006 to $1.1 million in the current year quarter. As a percentage of total revenue, royalties decreased from 21% in the second quarter of 2006 to 17% in the current year quarter. The dollar increase in royalties was primarily due to a $0.1 million net increase in DSL royalties as a result of increases in ADSL royalties offset by decreases in VDSL royalties.

For the six months ended June 30, 2007, royalties decreased 10% from $1.8 million in 2006 to $1.6 million in 2007. As a percentage of total revenue, royalties decreased from 16% in the first six months of 2006 to 13% in the corresponding period of 2007. The dollar decrease in royalties was due to a net $34,000 decrease in DSL royalties, resulting from a decrease in VDSL royalties, and a $137,000 decrease in biometrics and medical imaging royalties.

Our royalty revenue comes predominantly from ADSL chipset sales by Ikanos Communications, Inc. ("Ikanos"), and Infineon Technologies AG ("Infineon"). Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to steadily decline. We are uncertain how the transition to ADSL2+ and VDSL2 will impact our customers in the near term, how quickly sales of our customers' chipsets will increase and whether such increases will contribute meaningful royalties to us. We have experienced fluctuations from period to period in our VDSL2 royalties due to the purchasing patterns for our customers' chipsets and cannot guarantee this will be a meaningful revenue stream for us. Infineon recently announced its intention to acquire Texas Instruments' DSL CPE product line. We are uncertain how this acquisition may affect our future royalty revenues.

        COST OF PRODUCT SALES. Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales. Cost of product sales increased 858% from $0.2 million in the second quarter of 2006 to $1.7 million in the current year quarter. As a percentage of product sales, cost of product sales increased from 12% in the second quarter of 2006 to 45% in the current year quarter. The percentage and dollar increases were primarily due to increases in cost of product sales associated with new hardware products, which resulted in a lower product gross margin as a percent of product sales. However, product gross margin dollars increased primarily due to an increase in test and diagnostic hardware and software sales, and to a lesser extent an increase in other software sales.

For the six months ended June 30, 2007, cost of product sales increased 565% from $0.3 million in 2006 to $2.2 million in 2007. As a percentage of product sales, cost of product sales increased from 10% in the first six months of 2006 to 30% in the corresponding period of 2007. The percentage and dollar increases were primarily due to increases in cost of product sales associated with new hardware products, which resulted in a lower product gross margin as a percent of product sales. However, product gross margin dollars increased primarily due to an increase in test and diagnostic hardware and software sales, and to a lesser extent an increase in other software sales.

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

Cost of contract revenue increased 23% from $1.2 million in the second quarter of 2006 to $1.4 million in the current year quarter. Cost of contract revenue as a percentage of contract revenue increased from 51% in the second quarter of 2006 to 90% in the current year quarter. The percentage and dollar increase in cost of contract revenue was primarily due to higher compensation costs principally related to an increase in the level of effort expended on our customer projects during the current quarter.

For the six months ended June 30, 2007, cost of contract revenue increased 15% from $2.4 million in the first six months of 2006 to $2.8 million in the corresponding period of 2007. Cost of contract revenue as a percentage of contract revenue increased from 40% in the first six months of 2006 to 81% in the corresponding period of 2007. The percentage and dollar increase in cost of contract revenue was primarily due to higher compensation costs principally related to an increase in the level of effort expended on our customer projects during the first six months of 2007.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expenses decreased from $3.1 million in the second quarter of 2006 to $2.9 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 65% in the second quarter of 2006 to 44% in the current year quarter. For the three month period, the dollar decrease was mainly attributable to lower stock-based compensation expense of $297,000 that was partially offset by higher salary and other compensation costs of $51,000.

Research and development expenses decreased from $5.9 million in the first six months of 2006 to $5.7 million in the first six months of 2007. As a percentage of total revenue, research and development expense decreased from 54% in the first six months of 2006 to 46% in the corresponding period of 2007. For the six month period, the dollar decrease was mainly attributable to lower stock-based compensation expense of $361,000 and lower consulting and outside services fees of $182,000 that was partially offset by higher salary and other compensation costs of $75,000, higher professional services fees of $150,000 and higher software maintenance fees of $31,000.

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

        SELLING AND MARKETING EXPENSE. Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense. Sales and marketing expense increased 9% in the current quarter compared with the corresponding quarter of 2006, and was $0.9 million in the second quarter of 2006 and $1.0 million in the current year quarter. As a percentage of total revenue, sales and marketing expense decreased from 19% in the second quarter of 2006 to 15% in the current year quarter. For the three month period, the dollar increase was mainly attributable to increases in salary and other compensation costs of $124,000 and consulting fees of $40,000 that was partially offset by lower stock-based compensation expense of $85,000.

For the six months ended June 30, 2007, sales and marketing expenses increased 8%, from $1.7 million in 2006 to $1.9 million in 2007. As a percentage of total revenue, sales and marketing expenses decreased from 16% in the first six months of 2006 to 15% in the corresponding period of 2007. The dollar increase in sales and marketing expenses was mainly attributable to increases in salary and other compensation costs of $225,000 and consulting fees of $52,000 that was partially offset by lower stock-based compensation expense of $132,000.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses. General and administrative expenses decreased 14% from $1.1 million in the second quarter of 2006 to $0.9 million in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 23% in the second quarter of 2006 to 14% in the current year quarter. For the three month period, the dollar decrease was mainly attributable to lower stock-based compensation expense of $130,000 and investor relations expenses of $27,000.

For the six months ended June 30, 2007, general and administrative expenses decreased 13% from $2.1 million in 2006 to $1.8 million in 2007. As a percentage of total revenue, general and administrative expenses decreased from 19% in the first six months of 2006 to 15% in the corresponding period of 2007. The dollar decrease was mainly attributable to lower stock-based compensation expense of $252,000 and recruiting fees of $65,000.

        INTEREST INCOME. Interest income increased 10% from $459,000 in the second quarter of 2006 to $503,000 in the current year quarter. For the six months ended June 30, 2007, interest income increased 18%, from $852,000 in 2006 to $1,008,000 in 2007. For the three and six month periods, the dollar increase was primarily due to higher interest rates earned on our cash and investment balances.

        INCOME TAXES. We made no provision for income taxes in the first six months of 2006 and 2007 due to net losses incurred and the uncertainty of the timing of profitability in future periods, except for $17,000 of state excise tax paid in both 2006 and 2007. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of June 30, 2007, our deferred tax assets continue to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at June 30, 2007, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we had no accrued interest or penalties related to uncertain tax positions.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had cash, cash equivalents, and short-term investments of $39.2 million, which represents a decrease of $0.6 million from December 31, 2006. The decrease was primarily due to $0.6 million of cash used in operations and $0.3 million of capital expenditures. The decrease was partially offset by $0.3 million of proceeds from the exercise of employee stock options.

Cash used in operations in the first six months of 2007 was from the net loss of $1.1 million adjusted for non-cash items related to depreciation and amortization of $0.4 million, and stock based compensation expense of $0.5 million and working capital requirements of $0.4 million. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

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

We do not use derivative financial instruments for speculative or trading purposes. As of June 30, 2007, we had $39.2 million in cash, cash equivalents and short-term investments that matured in twelve months or less. Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

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

                                    ITEM 1A:
                                  RISK FACTORS

RISK FACTORS

OUR QUARTERLY RESULTS ARE UNPREDICTABLE AND MAY FLUCTUATE SIGNIFICANTLY

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter-to-quarter. Because our revenue components fluctuate and are difficult to predict, it is difficult for us to accurately forecast revenues and profitability. When appropriate, we recognize contract revenues ratably over the period during which we expect to deliver technology and provide engineering services. While this means that contract revenues from certain current agreements are generally predictable, changes can be introduced by a reevaluation of the length of the development period, or by the termination of a contract. The initial estimate of this period is subject to revision as the product being developed under a contract nears completion, and a revision may result in an increase or decrease to the quarterly revenue for that contract. In addition, accurate prediction of revenues from new contracts or licensees is difficult because contract negotiation is a lengthy process, frequently spanning a year or more, and the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. Contract revenues also include fees for engineering services, which are dependent upon the varying level of assistance desired by licensees and, therefore, the revenue from these services is also difficult to predict.

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

It is also difficult for us to make accurate forecasts of product revenues. Product revenues consist of sales of test and diagnostics hardware as well as biometrics, medical imaging and test and diagnostics software. Sales of hardware and software products fluctuate based upon demand by our customers which is difficult to predict. Since our product revenues include the sales of hardware products which typically have lower gross margins than our other sources of revenue, profitability is difficult to predict.

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

        o market acceptance of broadband technologies we supply by semiconductor or equipment companies;
        o the extent and timing of new license transactions with semiconductor companies;
        o changes in our and our licensees' development schedules and levels of expenditure on research and development;
        o the loss of a strategic relationship or termination of a project by a licensee;
        o equipment companies' acceptance of integrated circuits produced by our licensees;
        o the loss by a licensee of a strategic relationship with an equipment company customer;
        o announcements or introductions of new technologies or products by us or our competitors;
        o delays or problems in the introduction or performance of enhancements or of future generations of our technology;
        o       failures or problems in our hardware or software products;
        o price pressure in the biometrics or test and diagnostics markets from our competitors;
        o delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
        o competitive pressures resulting in lower contract revenues or royalty rates;
        o competitive pressures resulting in lower software or hardware product revenues;
        o personnel changes, particularly those involving engineering and technical personnel;
        o       costs associated with protecting our intellectual property;
        o the potential that licensees could fail to make payments under their current contracts;
        o ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market surpluses;
        o VDSL market-related issues, including lower VDSL chipset unit demand brought on by excess channel inventory and lower average selling prices for VDSL chipsets as a result of market surpluses;
        o hardware manufacturing issues, including yield problems in our hardware platforms, and inventory buildup and obsolescence;
        o product gross margin may be affected by various factors including, but not limited to, product mix, product life cycle, and provision for excess and obsolete inventory.;
        o       significant fluctuations in demand for our hardware products;
        o       regulatory developments; and
        o       general economic trends and other factors.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. You should not rely on our quarterly revenue and operating results to predict our future performance.

WE EXPERIENCED NET LOSSES

We had a net annual loss during 2001, 2002, 2003, 2004 and 2005 and the first six months of 2007. We may experience losses in the future if:

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

The royalties we receive are influenced by many of the risks faced by the DSL market in general, including cyclical demand which may result in reduced average selling prices ("ASPs") for DSL chipsets during periods of surplus. In the past, the DSL industry has experienced an oversupply of DSL chipsets, central office or customer premises equipment. Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs. ASPs have also been under pressure because of intense competition in the DSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL or VDSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic. Pricing pressures may continue during the third quarter of 2007 and beyond. Our royalty revenue may decline over the long term.


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


OUR INTELLECTUAL PROPERTY IS SUBJECT TO LIMITED PROTECTION

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success. We regard our technology as proprietary, and we have approximately 48 U.S. patents and 105 foreign patents and a number of pending patent applications. We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

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

We expect that our business will depend to a significant extent on our ability to introduce enhancements and new generations of our DSL and biometrics technology and products as well as new technologies and products that keep pace with changes in the telecommunications and broadband industries and that achieve rapid market acceptance. It is expected that the International Telecommunication Union will be issuing a new standard for VDSL in the fall of 2008. We must continually devote significant engineering resources to achieving technical innovations and product developments. These developments are complex and require long development cycles. Moreover, we may have to make substantial investments in technological innovations and product developments before we can determine their commercial viability. We may lack sufficient financial resources to fund future development. Also, our licensees may decide not to share certain research and development costs with us. Revenue from technological innovations, even if successfully developed, may not be sufficient to recoup the costs of development.

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

The market for DSL chipsets is also intensely competitive. Our success within the DSL industry requires that DSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy DSL equipment from those equipment manufacturers. Our customers' chipsets compete with products from other vendors of standards-based and DSL chipsets, including Broadcom, Centillium, Conexant, Ikanos, Texas Instruments and ST Microelectronics. Infineon, one of our larger customers, recently announced their intention to acquire Texas Instruments' DSL CPE product line. We are uncertain as to how this acquisition may affect us from a competitive standpoint.

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


                                     ITEM 4:
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2007, we held our Annual Meeting of Stockholders (the "Annual Meeting"). Matters voted on and the results of those votes are set forth below:

        (1) Each of John K. Kerr and Mark G. McGrath was elected to serve as a Class II direcctor of the Company for a term expiring at the annual meeting of stockholders of the Company in 2010 or a special meeting in lieu thereof. Each of Frederick D. D'Alessio,
                G. David Forney, Jr., Adrian F. Kruse, Edmund C. Reiter and Michael A. Tzannes continued to serve as a director following the Annual Meeting.

                The votes cast to elect the Class II directors were:

                Name                         For                     Abstain

                John K. Kerr                 16,048,621              395,664
                Mark G. McGrath              16,048,771              395,514

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


                                      AWARE, INC.


        Date: August 2, 2007          By:  /s/ Michael A. Tzannes
                                           -------------------------------------
                                           Michael A. Tzannes, Chief Executive
                                           Officer


        Date: August 2, 2007          By:  /s/ Keith E. Farris
                                           -------------------------------------
                                           Keith E. Farris, Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)