Form 10-Q
period 2007-09-30
AWARE INC /MA/
filed 2007-11-08
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended September 30, 2007

Commission file number 000-21129

AWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2911026
State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

40 Middlesex Turnpike, Bedford, Massachusetts, 01730
(Address of Principal Executive Offices)
(Zip Code)

(781) 276-4000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X  NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer___    Accelerated Filer   X      Non-Accelerated Filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES___   NO   X

Indicate the number of shares outstanding of the issuer’s common stock as of November 2, 2007:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	23,781,820 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,807	$8,571
Short-term investments	32,848	29,263
Accounts receivable, net	7,697	4,738
Inventories	1,423	819
Prepaid expenses and other current assets	690	867
Total current assets	47,465	44,258

Property and equipment, net	8,022	8,123
Investments	492	1,968
Other assets, net	186	237
Total assets	$56,165	$54,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,146	$692
Accrued expenses	130	153
Accrued compensation	1,474	1,043
Accrued professional	179	198
Deferred revenue	359	800
Total current liabilities	3,288	2,886

Long-term deferred revenue	330	330

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding, 23,775,720 as of September 30, 2007 and 23,642,753 as of December 31, 2006	238	236
Additional paid-in capital	83,130	81,923
Accumulated deficit	(30,821)	(30,789)
Total stockholders’ equity	52,547	51,370

Total liabilities and stockholders’ equity	$56,165	$54,586

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Product sales	$5,097	$1,736	$12,333	$4,973
Contract revenue	1,851	3,990	5,260	9,924
Royalties	508	956	2,092	2,710
Total revenue	7,456	6,682	19,685	17,607

Costs and expenses:
Cost of product sales	901	286	3,087	615
Cost of contract revenue	1,553	1,363	4,315	3,759
Research and development	2,528	2,602	7,735	8,200
Selling and marketing	936	784	2,808	2,518
General and administrative	1,009	964	3,269	3,354
Total costs and expenses	6,927	5,999	21,214	18,446

Income/(loss) from operations	529	683	(1,529)	(839)
Interest income	512	490	1,520	1,342

Income/(loss) before provision for income taxes	1,041	1,173	(9)	503
Provision for income taxes	6	333	23	352

Net income/(loss)	$1,035	$840	$(32)	$151

Net income/(loss) per share – basic	$0.04	$0.04	$(0.00)	$0.01
Net income/(loss) per share – diluted	$0.04	$0.03	$(0.00)	$0.01

Weighted average shares – basic	23,757	23,552	23,710	23,433
Weighted average shares - diluted	24,996	24,987	23,710	24,976

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(32)	$151
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	652	491
Stock based compensation	792	1,694
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(2,959)	(2,106)
Inventories	(604)	(666)
Prepaid expenses	177	17
Accounts payable	454	(151)
Accrued expenses	389	567
Deferred revenue	(441)	551
Net cash provided by (used in) operating activities	(1,572)	548

Cash flows from investing activities:
Purchases of property and equipment	(500)	(301)
Sales of investments	18,338	14,031
Purchases of investments	(20,447)	(15,316)
Net cash used in investing activities	(2,609)	(1,586)

Cash flows from financing activities:
Proceeds from issuance of common stock	455	649
Repurchase of common stock	(38)	-
Net cash provided by financing activities	417	649

Decrease in cash and cash equivalents	(3,764)	(389)
Cash and cash equivalents, beginning of period	8,571	13,068

Cash and cash equivalents, end of period	$4,807	$12,679

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation

The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2007, and of operations and cash flows for the interim periods ended September 30, 2007 and 2006. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

The results of operations for the interim period ended September 30, 2007 are not necessarily indicative of the results to be expected for the year.

B)	Inventory

Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory.

	September 30, 2007	December 31, 2006
Raw materials	$1,423	$819

C)	Computation of Earnings per Share

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

Net income or loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$1,035	$840	$(32)	$151

Weighted average common shares outstanding	23,757	23,552	23,710	23,433
Additional dilutive common stock equivalents	1,239	1,435	-	1,543
Diluted shares outstanding	24,996	24,987	23,710	24,976

Net income (loss) per share – basic	$0.04	$0.04	$(0.00)	$0.01
Net income (loss) per share – diluted	$0.04	$0.03	$(0.00)	$0.01

For the nine month period ended September 30, 2007 potential common stock equivalents of 1,423,513 were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive.  For the three month periods ended September 30, 2007 and 2006, options to purchase 3,173,175 and 2,441,742 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  For the nine month periods ended September 30, 2007 and 2006, options to purchase 2,420,025 and 2,415,492 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

D)	Stock-Based Compensation

The following table presents stock-based employee compensation expense included in the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Cost of product sales	$4	$4	$8	$12
Cost of contract revenue	54	13	133	98
Research and development	127	241	311	786
Selling and marketing	32	88	78	266
General and administrative	88	106	262	532
Stock-based compensation expense	$305	$452	$792	$1,694

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the nine months ended September 30, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

E)	Business Segments

The Company organizes itself as one segment and conducts its operations in the United States.
The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

United States	$4,610	$2,832	$12,225	$9,498
Germany	1,534	1,111	4,274	4,613
Rest of World	1,312	2,739	3,186	3,496
	$7,456	$6,682	$19,685	$17,607

F)	Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 and also at September 30, 2007, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

As of December 31, 2006, the Company had federal net operating loss and research and experimentation credit carryforwards of approximately $49.9 million and $11.4 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2007 through 2026.  In addition, at December 31, 2006, the Company had approximately $8.3 million and $5.8 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2007 through 2021.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is expected to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS 159 on the Company’s financial position and results of operations has not been finalized.

H)	Share Repurchase Program

On August 28, 2007, the Company announced a stock repurchase program to purchase up to $5 million of our common stock, subject to market conditions and other factors. Any purchases under the Company’s stock repurchase program may be made from time to time without prior notice. The authorization to repurchase Company stock expires on December 31, 2008. As of September 30, 2007, the Company had repurchased 9,107 shares of common stock under this program.

ITEM 2:
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in this Form 10-Q, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business.

Results of Operations

Product Sales.  Product sales consist of revenue from the sale of hardware and software products.  Hardware products include ADSL test and development systems, modules, and modems. Software products consist of standard off-the-shelf software products for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales increased 194% from $1.7 million in the third quarter of 2006 to $5.1 million in the current year quarter.  As a percentage of total revenue, product sales increased from 26% in the third quarter of 2006 to 68% in the current year quarter.  The dollar increase was primarily due to a $2.5 million increase in revenue from the sale of software and a $0.9 million increase in revenue from the sale of hardware.

For the nine months ended September 30, 2007, product sales increased 148% from $5.0 million in 2006 to $12.3 million in 2007. As a percentage of total revenue, product sales increased from 28% in the first nine months of 2006 to 63% in the corresponding period of 2007. The dollar increase was primarily due to a $4.0 million increase in revenue from the sale of hardware and a $3.3 million increase in revenue from the sale of software products.

Contract Revenue. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to Aware’s patents, Aware’s DSL technology and Aware’s DSL test and diagnostic technology.

Contract revenue decreased 54% from $4.0 million in the third quarter of 2006 to $1.9 million in the current year quarter.  As a percentage of total revenue, contract revenue decreased from 60% in the third quarter of 2006 to 25% in the current year quarter. The dollar decrease was primarily due to lower patent and license fees from our customers in the current year quarter.

For the nine months ended September 30, 2007, contract revenue decreased 47% from $9.9 million in 2006 to $5.3 million in 2007. As a percentage of total revenue, contract revenue decreased from 56% in the first nine months of 2006 to 27% in the corresponding period of 2007. The dollar decrease was primarily due to $2.5 million recognized from the transfer of certain technology licenses as a result of the acquisition of a customer’s business in the first nine months of 2006, and a $2.1 million decrease associated with the delivery of licensed technology and engineering services, including $2.0 million associated with a patent license agreement, of which there were no similar transactions in the first nine months of 2007.

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

Royalties decreased 47% from $1.0 million in the third quarter of 2006 to $0.5 million in the current year quarter. As a percentage of total revenue, royalties decreased from 14% in the third quarter of 2006 to 7% in the current year quarter.  The dollar decrease in royalties was primarily due to a $0.4 million decrease in DSL royalties and a $0.1 million decrease in other royalties.

For the nine months ended September 30, 2007, royalties decreased 23% from $2.7 million in 2006 to $2.1 million in 2007. As a percentage of total revenue, royalties decreased from 15% in the first nine months of 2006 to 11% in the corresponding period of 2007.  The dollar decrease in royalties was due to a $0.4 million decrease in DSL royalties and a $0.2 million decrease in other royalties.

Our royalty revenue comes predominantly from ADSL chipset sales by Ikanos Communications, Inc. (“Ikanos”), and Infineon Technologies AG (“Infineon”).  Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to steadily decline.  We are uncertain how the transition to ADSL2+ and VDSL2 will impact our customers in the near term, how quickly sales of our customers’ chipsets will increase and whether such increases will contribute meaningful royalties to us. We have experienced fluctuations from period to period in our VDSL2 royalties due to the purchasing patterns for our customers’ chipsets and cannot guarantee this will be a meaningful revenue stream for us.  Infineon recently acquired Texas Instruments’ DSL CPE product line.  We are uncertain how this acquisition may affect our future royalty revenues.

Cost of Product Sales.  Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.  Cost of product sales increased 215% from $0.3 million in the third quarter of 2006 to $0.9 million in the current year quarter.  As a percentage of product sales, cost of product sales increased from 16% in the third quarter of 2006 to 18% in the current year quarter.  The percentage and dollar increases were primarily due to increases in cost of product sales associated with new hardware products, which resulted in a lower product gross margin as a percent of product sales.  However, product gross margin dollars increased primarily due to an increase in test and diagnostic hardware and software sales, and an increase in biometric, medical and other software sales.

For the nine months ended September 30, 2007, cost of product sales increased 402% from $0.6 million in 2006 to $3.1 million in 2007.  As a percentage of product sales, cost of product sales increased from 12% in the first nine months of 2006 to 25% in the corresponding period of 2007.  The percentage and dollar increases were primarily due to increases in cost of product sales associated with new hardware products, which resulted in a lower product gross margin as a percent of product sales.  However, product gross margin dollars increased primarily due to an increase in test and diagnostic hardware and software sales, and an increase in biometric, medical and other software sales.

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

Cost of contract revenue increased 14% from $1.4 million in the third quarter of 2006 to $1.6 million in the current year quarter.  Cost of contract revenue as a percentage of contract revenue increased from 34% in the third quarter of 2006 to 84% in the current year quarter. The dollar increase in cost of contract revenue was primarily due to higher compensation costs principally related to an increase in the level of effort expended on our customer projects during the current quarter. The percentage increase is primarily due to higher revenue in the third quarter of 2006 as a result of a $2.0 million patent license agreement, for which there was no similar transaction in 2007.

For the nine months ended September 30, 2007, cost of contract revenue increased 15% from $3.8 million in the first nine months of 2006 to $4.3 million in the corresponding period of 2007.  Cost of contract revenue as a percentage of contract revenue increased from 38% in the first nine months of 2006 to 82% in the corresponding period of 2007. The dollar increase in cost of contract revenue was primarily due to higher compensation and fringe benefit costs principally related to an increase in the level of effort expended on our customer projects during the first nine months of 2007. The percentage increase is primarily due to higher revenue in 2006 as a result of $2.5 million from the transfer of certain technology licenses and a $2.0 million patent license agreement, for which there were no similar transactions in 2007.

Research and Development Expense.  Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expenses decreased from $2.6 million in the third quarter of 2006 to $2.5 million in the current year quarter.  As a percentage of total revenue, research and development expense decreased from 39% in the third quarter of 2006 to 34% in the current year quarter.  For the three month period, the dollar decrease was mainly attributable to lower stock-based compensation expense of $114,000 and lower lab supplies expense of $35,000 that was partially offset by higher salary and other compensation costs of $82,000.

Research and development expenses decreased from $8.2 million in the first nine months of 2006 to $7.7 million in the first nine months of 2007.  As a percentage of total revenue, research and development expense decreased from 47% in the first nine months of 2006 to 39% in the corresponding period of 2007.  For the nine month period, the dollar decrease was mainly attributable to lower stock-based compensation expense of $476,000 and lower consulting and outside services fees of $159,000 that was partially offset by higher salary and other compensation costs of $157,000.

Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2plus StratiPHY2+™ technology and chips, developing and improving our VDSL2 StratiPHY3 technology and chips, developing bonded ADSL and VDSL technology and chips, developing analog front-end technology for DSL solutions, developing test and diagnostics hardware and software and developing imaging and biometrics software.

Selling and Marketing Expense.  Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense.  Sales and marketing expense increased 19% in the current quarter compared with the corresponding quarter of 2006, and was $0.8 million in the third quarter of 2006 and $0.9 million in the current year quarter.  As a percentage of total revenue, sales and marketing expense increased from 12% in the third quarter of 2006 to 13% in the current year quarter.  For the three month period, the dollar increase was mainly attributable to higher sales commissions and bonuses of $181,000, and higher salary costs of $33,000 that was partially offset by lower stock-based compensation expense of $57,000.

For the nine months ended September 30, 2007, sales and marketing expenses increased 11%, from $2.5 million in 2006 to $2.8 million in 2007. As a percentage of total revenue, sales and marketing expenses were 14% in the third quarter of both 2006 and 2007.  The dollar increase in sales and marketing expenses was mainly attributable to higher sales commissions and bonuses of $352,000, and higher salary costs of $87,000 that was partially offset by lower stock-based compensation expense of $189,000.

General and Administrative Expense.  General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses.  General and administrative expenses were approximately $1.0 million in the third quarter of both 2006 and 2007. As a percentage of total revenue, general and administrative expenses were 14% in the third quarter of both 2006 and 2007.

For the nine months ended September 30, 2007, general and administrative expenses decreased 3% from $3.4 million in 2006 to $3.3 million in 2007. As a percentage of total revenue, general and administrative expenses decreased from 19% in the first nine months of 2006 to 17% in the corresponding period of 2007. The dollar decrease was mainly attributable to lower stock-based compensation expense of $269,000 that was partially offset by higher legal fees of $160,000.

Interest Income.  Interest income increased 5% from $490,000 in the third quarter of 2006 to $512,000 in the current year quarter. For the nine months ended September 30, 2007, interest income increased 13%, from $1,342,000 in 2006 to $1,520,000 in 2007. For the three and nine month periods, the dollar increase was primarily due to higher interest rates earned on our cash and investment balances.

Income Taxes. We made no provision for income taxes in the first nine months of 2006 and 2007 due to net losses incurred and the uncertainty of the timing of profitability in future periods, except for $330,000 of taxes paid in non-U.S. jurisdictions that assess source withholding tax and $22,000 of state excise tax paid in 2006, and $23,000 of state excise tax paid in 2007.  In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.  As of September 30, 2007, our deferred tax assets continue to be fully reserved.  We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 and also at September 30, 2007, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2007, we had no accrued interest or penalties related to uncertain tax positions.

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

Liquidity and Capital Resources

At September 30, 2007, we had cash, cash equivalents, short-term investments, and long-term investments of $38.1 million, which represents a decrease of $1.7 million from December 31, 2006.  The decrease was primarily due to $1.6 million of cash used in operations and $0.5 million of capital expenditures.  The decrease was partially offset by $0.4 million of proceeds from the exercise of employee stock options.

Cash used in operations in the first nine months of 2007 was primarily due to working capital requirements of $3.0 million less non-cash items related to depreciation and amortization of $0.6 million and stock based compensation expense of $0.8 million. Capital spending was primarily related to the purchase of computer hardware and software, and laboratory equipment used principally in engineering activities.

We have initiated a stock repurchase program that may require the use of funds. While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents, short-term investments, and long-term investments will be sufficient to fund our operations for at least the next twelve months.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is expected to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS 159 on our financial position and results of operations has not been finalized.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio.  Our investment portfolio has included:

—	Cash and cash equivalents, which consist of financial instruments with original maturities of three months or less; and
—
Investments, which consist of financial instruments that meet the high quality standards specified in our investment policy.  This policy dictates that all instruments mature in three years or less, and limits the amount of credit exposure to any one issue, issuer, and type of instrument.

We do not use derivative financial instruments for speculative or trading purposes.  As of September 30, 2007, we had $37.6 million in cash, cash equivalents and short-term investments that matured in twelve months or less.  Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of September 30, 2007, we had invested $0.5 million in long-term investments that matured in one to three years.  These long-term securities are invested in high quality securities. Despite the high quality of these securities, they may be subject to interest rate risk.  This means that if interest rates increase, the principal amount of our investment would probably decline.  A large increase in interest rates may cause a material loss to our long-term investments.  The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at September 30, 2007.  The modeling technique measures the change in fair value arising from selected potential changes in interest rates.  Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.

	Valuation of securities given an interest rate decrease of			Valuation of securities given an interest rate increase of
Type of security	(100BP)	(50 BP)	No change in interest rates	100 BP	50 BP
Long-term investments with
maturities of one to three years	$499	$496	$492	$485	$489

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

•	market acceptance of broadband technologies we supply by semiconductor or equipment companies;
•	the extent and timing of new license transactions with semiconductor companies;
•	changes in our and our licensees’ development schedules and levels of expenditure on research and development;
•	the loss of a strategic relationship or termination of a project by a licensee;
•	equipment companies' acceptance of integrated circuits produced by our licensees;
•	the loss by a licensee of a strategic relationship with an equipment company customer;
•	announcements or introductions of new technologies or products by us or our competitors;

•	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
•	failures or problems in our hardware or software products;
•	price pressure in the biometrics or test and diagnostics markets from our competitors;
•	delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
•	competitive pressures resulting in lower contract revenues or royalty rates;
•	competitive pressures resulting in lower software or hardware product revenues;
•	personnel changes, particularly those involving engineering and technical personnel;
•	costs associated with protecting our intellectual property;
•	the potential that licensees could fail to make payments under their current contracts;
•	ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market surpluses;
•	VDSL market-related issues, including lower VDSL chipset unit demand brought on by excess channel inventory and lower average selling prices for VDSL chipsets as a result of market surpluses;
•	hardware manufacturing issues, including yield problems in our hardware platforms, and inventory buildup and obsolescence;
•	product gross margin may be affected by various factors including, but not limited to, product mix, product life cycle, and provision for excess and obsolete inventory.;
•	significant fluctuations in demand for our hardware products;
•	regulatory developments; and
•	general economic trends and other factors.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful.  You should not rely on our quarterly revenue and operating results to predict our future performance.

We Experienced Net Losses

We had a net annual loss during 2001, 2002, 2003, 2004 and 2005 and the first nine months of 2007.  We may experience losses in the future if:

•	the semiconductor and telecommunications markets decline;
•	our existing customers do not increase their revenues from sales of chipsets with our technology;
•	new or existing customers do not choose to license our intellectual property for new chipset products; or
•	new or existing customers do not choose to use our software or hardware products.

We Have a Unique Business Model

The success of our DSL licensing products depends upon our ability to license our technology to semiconductor and equipment companies, and our customers’ willingness and ability to sell products that incorporate our technology so that we may receive significant royalties that are consistent with our plans and expectations.

We face numerous risks in successfully obtaining suitable licensees on terms consistent with our business model, including, among others:

•	we must typically undergo a lengthy and expensive process of building a relationship with a potential licensee before there is any assurance of a license agreement with such party;
•
we must persuade semiconductor and equipment manufacturers with significant resources to rely on us for critical technology on an ongoing basis rather than trying to develop similar technology internally;

•
we must persuade potential licensees to bear development costs associated with our technology applications and to make the necessary investment to successfully manufacture chipsets and products using our technology; and

•	we must successfully transfer technical know-how to licensees.

Moreover, the success of our business model also depends on the receipt of royalties from licensees. Royalties from our licensees are often based on the selling prices of our licensees’ chipsets and products, over which we have little or no control.  We also have little or no control over our licensees’ promotional and marketing efforts.  They are not prohibited from competing against us.

Our business could be seriously harmed if:

•	we cannot obtain suitable licensees;
•	our licensees fail to achieve significant sales of chipsets or products incorporating our technology; or
•	we otherwise fail to implement our business strategy successfully.

There Has Been and May Continue to be a Cyclical Demand for DSL Chipsets, and There is Intense Competition for DSL Chipsets, Which Has Caused Our Royalty Revenue to Decline

The royalties we receive are influenced by many of the risks faced by the DSL market in general, including cyclical demand which may result in reduced average selling prices (“ASPs”) for DSL chipsets during periods of surplus.  In the past, the DSL industry has experienced an oversupply of DSL chipsets, central office or customer premises equipment.  Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs.  ASPs have also been under pressure because of intense competition in the DSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL or VDSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic.  Pricing pressures may continue during the fourth quarter of 2007 and beyond.  Our royalty revenue may decline over the long term.

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

We Derive a Significant Amount of Revenue from a Small Number of Customers

In 2004, 2005 and 2006, we derived 28%, 20% and 20%, respectively, of our total revenue from ADI and 28%, 30%, and 26% respectively, of our total revenue from Infineon.  ADI and Infineon have developed many generations of ADSL chipsets based upon our technology.  On February 17, 2006 ADI sold its ADSL business relating to Aware technology to Ikanos Communications, Inc. (“Ikanos”) and Ikanos replaced ADI as an Aware licensee. Our royalty revenue in the near term is highly dependent upon the respective market share and pricing of Ikanos’ and Infineon’s ADSL chipsets. The ADSL market has experienced significant price erosion, which has adversely affected ADSL chipset revenues, which in turn has adversely affected our royalty revenue.  To the extent that Ikanos loses ADSL2+ market share or Infineon loses market share, is unable to gain market share, is unable to transition its product to support new ADSL2, ADSL2+ and VDSL2 standards, or experiences further price erosion in its DSL chipsets, our royalty revenue could decline.

Our Success Requires Acceptance of Our Technology by Equipment Companies

Due to our business strategy, our success is dependent on our ability to generate significant royalties from our licensing arrangements with semiconductor manufacturers.  Our ability to generate significant royalties is materially affected by the willingness of equipment companies to purchase integrated circuits that incorporate our technology from our licensees.  There are other competitive solutions available for equipment companies seeking to offer broadband communications products.  We face the risk that equipment manufacturers will choose those alternative solutions. Generally, our ability to influence equipment companies’ decisions whether to purchase integrated circuits that incorporate our technology is limited.

We also face the risk that equipment companies that elect to use integrated circuits that incorporate our technology into their products will not compete successfully against other equipment companies.  Many factors beyond our control could influence the success or failure of a particular equipment company that uses integrated circuits based on our technology, including:

•	competition from other businesses in the same industry;
•	market acceptance of its products;
•	its engineering, sales and marketing, and management capabilities;
•	technical challenges of developing its products unrelated to our technology; and
•	its financial and other resources.

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

•
the desire of telephone companies to install ADSL or VDSL service, which is dependent on the development of a viable business model for ADSL or VDSL service, including the capability to market, sell, install and maintain the service;

•	the pricing of ADSL or VDSL services by telephone companies;
•	the success of internet protocol TV (“IPTV”) or video-based services as viable consumer service offerings;
•	the transition by telephone companies to new ADSL technologies, such as ADSL2, ADSL2+ and VDSL2;
•	the quality of telephone companies’ networks;
•	deployment by phone companies of fiber-to-the-home or broadband wireless services;
•	government regulations; and
•	the willingness of residential telephone customers to demand DSL service in the face of competitive service offerings, such as cable modems, fiber-based service or broadband wireless access.

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

Our technology, software or products may infringe the intellectual property rights of others.  A large and increasing number of participants in the telecommunications and compression industries have applied for or obtained patents.  Some of these patent holders have demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement.  Third parties may assert patent, copyright and other intellectual property rights to technologies that are important to our business.  In the past, we have received claims from other companies that our technology infringes their patent rights.  Intellectual property rights can be uncertain and can involve complex legal and factual questions.  We may infringe the proprietary rights of others, which could result in significant liability for us.  If we were found to have infringed any third party’s patents, we could be subject to substantial damages and an injunction preventing us from conducting our business.

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

The market for DSL chipsets is also intensely competitive.  Our success within the DSL industry requires that DSL equipment manufacturers buy chipsets from our semiconductor licensees, and that telephone companies buy DSL equipment from those equipment manufacturers.  Our customers’ chipsets compete with products from other vendors of standards-based and DSL chipsets, including Broadcom, Centillium, Conexant, Ikanos, Texas Instruments and ST Microelectronics.  Infineon, one of our larger customers, recently announced their intention to acquire Texas Instruments’ DSL CPE product line.   We are uncertain as to how this acquisition may affect us from a competitive standpoint.

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

Biometrics Business Risks

Our biometrics business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

—	market acceptance of our biometric technologies and products;
—	changes in contracting practices of government or law enforcement agencies;
—	the failure of the biometrics market to experience continued growth;
—	announcements or introductions of new technologies or products or our competitors;
—	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
—	failures or problems in our biometric software products;
—	delays in the adoption of new industry biometric standards or changes in market perception of the value of new or existing standards;
—	growth of proprietary biometric systems which do not conform to industry standards;
—	competitive pressures resulting in lower software product revenues;
—	personnel changes, particularly those involving engineering, technical and sales and marketing personnel;
—	costs associated with protecting our intellectual property;
—	litigation by third parties for alleged infringement of their proprietary rights;
—	the potential that licensees could fail to make payments under their current contracts;
—	regulatory developments; and
—	general economic trends and other factors.

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

Our Stock Price May Be Extremely Volatile

Volatility in our stock price may negatively affect the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation.  The market price of our common stock has fluctuated substantially and could continue to fluctuate based on a variety of factors, including:

•	quarterly fluctuations in our operating results;
•	changes in future financial guidance that we may provide to investors and public market analysts;
•	changes in our relationships with our licensees;
•	announcements of technological innovations or new products by us, our licensees or our competitors;
•	changes in DSL or biometrics market growth rates as well as investor perceptions regarding the investment opportunity that companies participating in the DSL or biometrics industry afford them;
•	changes in earnings estimates by public market analysts;
•	key personnel losses;
•	sales of our common stock; and
•	developments or announcements with respect to industry standards, patents or proprietary rights.

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

ITEM 2:
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 28, 2007 to August 30, 2007	-
September 1, 2007, to Sept. 30, 2007	9,107	$4.19	9,107	$4,961,830

(1)
On August 28, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time through December 31, 2008 of up to $5,000,000 of our common stock. During the period covered by this report, we purchased 9,107 shares authorized under this plan.

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

__________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: November 8, 2007	By:	/s/ Michael A. Tzannes
Michael A. Tzannes, Chief Executive Officer

Date: November 8, 2007	By:	/s/ Keith E. Farris
Keith E. Farris, Chief Financial Officer (Principal Financial and Accounting Officer)