Form 10-K
period 2007-12-31
AWARE INC /MA/
filed 2008-02-15
CIK 1015739

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number 000-21129

AWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2911026
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

40 Middlesex Turnpike, Bedford, Massachusetts 01730
(Address of Principal Executive Offices)
(Zip Code)

(781) 276-4000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class		Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share		The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]                    Accelerated Filer [X ]                  Non-Accelerated Filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

As of June 29, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $122,881,039.

The number of shares outstanding of the registrant’s common stock as of February 5, 2008 was 23,863,708.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 21, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Signatures	56

PART I

ITEM 1.   BUSINESS

Company Overview

We have been a leading innovator in Digital Subscriber Line (“DSL”) technology for over a decade.  This technology is specified at industry standards bodies and is used by telephone companies worldwide to deliver high speed data over their copper telephone networks.  Our DSL technology focus is on asymmetric DSL (“ADSL”) and very high speed DSL (“VDSL”).  The newest standards, known as ADSL2+ and VDSL2 enable data rates high enough for phone companies to deploy entertainment-quality services such as television, including Internet Protocol television (“IPTV”) and video-on-demand, and support high-definition formats such as HDTV.

IPTV provides phone companies a means to deliver a superior and differentiated TV service by offering more channel selections, better quality and an improved user experience with multiple viewing panes and instantaneous channel switching.  IPTV is expected to drive increased demand for the fastest versions of DSL service over the next several years.    In addition, the ADSL2+ and VDSL2 standards deliver improved immunity against noise, support for test and diagnostics functionality, data rate adaptability and means for power consumption reduction.  ADSL2+ and VDSL2 are expected to be increasingly used in worldwide deployments over the next several years.

We license silicon intellectual property to semiconductor companies that build integrated circuits for the DSL industry.  Our offerings are based upon International Telecommunication Union (“ITU”) and other relevant industry standards.  Numerous ADSL standards have been adopted by the ITU since 1999, including G.992.1 ADSL and G.992.2 G.Lite as well as G.992.3 ADSL2 and G.992.5 ADSL2+ which were adopted by the ITU in 2002 and 2003, respectively.  In 2006, the ITU approved the G.993.2 VDSL2 standard.  Our silicon designs support central office as well as customer premise equipment applications.

We also sell DSL test and diagnostics hardware and software products to pre-qualify, monitor and troubleshoot DSL service offered by phone companies. We sell our products to OEM suppliers of automated test equipment, including manufacturers of test-heads and handheld testers.  We also sell our software products to telephone companies and network equipment suppliers.   Our hardware products interoperate with existing central office (“CO”) and customer premises equipment (“CPE”) thereby enabling connectivity for test and diagnostics applications.  We are committed to maintaining interoperability with new DSL CO and CPE solutions. Our software products support pre-qualification, provisioning, troubleshooting and maintenance of DSL networks.   As phone companies expand their DSL offerings to include IPTV, video and triple play services, the need has increased for improved monitoring and troubleshooting of DSL networks.  Our test and diagnostics products leverage our DSL technology and our semiconductor customer relationships.

In addition to our DSL business, we have also been a leading innovator in biometrics and imaging applications for over a decade. We sell biometrics software components that are used in government systems worldwide.  Our products address a broad range of functionality including enrollment of fingerprints and facial images, ID personalization and reading, and networking.  We have broad exposure to biometrics applications in criminal justice, border control and secure credential applications through a customer base of OEMs and system integrators.  We also sell to end-users such as government agencies and enterprises.  The biometrics industry has benefited from the emergence of industry standards and supportive legislation since September 11, 2001.  The use of multimodal biometrics and facial images is expected to be on the rise.  In addition, we sell software products for medical and digital imaging applications based upon industry standards such as JPEG 2000 and JPIP.

We have research and development activities underway to develop new forms of broadband and imaging technologies.  We play an active role at standards setting bodies so that we can anticipate and influence changes in industry requirements.

During 2006 and 2007, approximately 73% and 70%, respectively, of our revenue came from our DSL business, including the licensing and sale of DSL intellectual property and DSL test and diagnostic hardware and software products.  We license and sell our DSL intellectual property and test and diagnostic products worldwide through our direct sales force.  The remainder of our revenue in 2006 and 2007 came from the sale of software tools and software server products for biometric applications and medical imaging applications.

We are headquartered in Bedford, Massachusetts.  Our telephone number is (781) 276-4000, and our website is www.aware.com.  Incorporated in Massachusetts in 1986, we employed 126 people as of December 31, 2007.   Our stock is traded on the Nasdaq Global Market under the symbol AWRE.

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

Industry Background

DSL Industry Background.  DSL technology allows telephone companies to offer high-speed data services and IPTV over their existing telephone wires.  Telephone companies began tests and trials of ADSL technology in the mid 1990s.  Commercial deployment of ADSL services began in modest volumes in 1999, and since then deployments of ADSL services have grown dramatically, particularly outside of the United States. According to announcements by major telephone companies and information compiled by Point Topic Ltd., a company that provides analysis of broadband access to the Internet, approximately 41 million, 43 million and 37 million new ADSL subscribers were added in 2005, 2006, and the first nine months of 2007, respectively.  As of the third quarter of 2007, there were approximately 222 million global DSL subscribers worldwide, of which approximately 32 million were in North America; approximately 90 million were in Europe/Middle East/Africa; approximately 82 million were in the Asia Pacific region; and the remainder were in Latin America.

In order to activate DSL service, one end of a telephone wire must be connected to DSL equipment in a central office or remote location controlled by a telephone company and the other end must be connected to a device in the customer’s premises.  DSL central office and remote location equipment includes DSL access multiplexers (“DSLAMs”), next generation digital loop carriers (“NGDLCs”), and broadband loop carriers (“BLCs”).  Devices in the customer’s premise are known as DSL customer premises equipment (“CPE”) and include modems, routers and devices that support integrated voice and data, known as integrated access devices.  As the demand for faster residential broadband service continues to grow, telephone companies are upgrading their networks to increase the data rates that are delivered to their residential customers.  With higher data rates phone companies can offer IPTV, video and triple play services.  These upgrades require large financial expenditures and involve the deployment of fiber optic-based communications to points deeper in the access networks that are closer to residential customers than today’s central office locations.  The resulting fiber-to-the-node (“FTTN”) networks require that new equipment platforms be installed at fiber-fed points.  These equipment platforms utilize the existing telephone wire infrastructure and new ADSL2+ or VDSL2 standards to provide increased data rates.   As phone companies deploy higher data rates and video services, they also increasingly look for improved solutions for testing and maintaining their DSL networks and services.  The DSL test infrastructure can involve dedicated hardware as well as software components and subsystems.  As the size of the DSL footprint worldwide grows, there is an increased opportunity for DSL test and diagnostics solutions.

With over 1 billion phone lines installed worldwide, DSL has penetrated less than 22% of the available market.  According to estimates by Infonetics Research published in November 2007, the DSL chipset market future growth projections are that:

•	Telephone companies are expected to add 88 million, 79 million, 74 million and 64 million new DSL ports to their networks in 2007, 2008, 2009 and 2010 respectively.
•	Telephone companies are expected to add 26 million, 37 million, 48 million and 65 million VDSL ports to their networks in 2007, 2008, 2009 and 2010 respectively.
•	DSL CPE units of 74 million, 71 million, 64 million and 56 million are expected to sell in 2007, 2008, 2009 and 2010 respectively.
•	VDSL CPE units of 2.4 million, 5.3 million, 8.7 million and 13.6 million are expected to sell in 2007, 2008, 2009 and 2010 respectively.

ADSL service now serves a broad global footprint, and it is expected that ADSL service offerings will increasingly use ADSL2+ technology because it enables higher data rates and improved functionality.

VDSL service has been deployed in Japan, Belgium, Switzerland and Germany.  In 2006, Deutsche Telekom commenced a 50 Mbps VDSL2-based service, the largest VDSL2 deployment in the world-to-date.  Korea and the United States are expected to roll-out VDSL2 networks during 2008.

Equipment manufacturers are able to purchase DSL chipsets for telephone company equipment or CPE from a number of suppliers, including Broadcom Corporation (“Broadcom”), Conexant Systems, Inc. (“Conexant”), Ikanos, Infineon, PMC-Sierra Inc. (“PMC”), and ST Microelectronics N.V. (“ST”).

Telephone companies are able to purchase DSL test and diagnostics products from a number of companies including Spirent, Tollgrade Communications, Inc. (“Tollgrade”), JDS Uniphase Corporation (“JDS”), Sunrise Communications, Inc. (“Sunrise”), Fluke Corporation (“Fluke”), and others.

DSL Technology Background.  DSL is a point-to-point technology that connects the end user to a central location in the telephone company’s network such as a central office or remote location controlled by the telephone company.  DSL equipment is required at each end of the telephone line.  New ADSL2, ADSL2+ and VDSL2 technologies will enable transmit speeds between multiple megabits (“Mbps”) and 100 Mbps.  Actual transmission speeds depend on the length and condition of the existing wire.

An ADSL system typically divides the bandwidth on a copper wire into three segments.  The first segment is used for plain old telephone service (“POTS”) or ISDN.  The second segment is used to transmit data “upstream” from the user to a central location in the phone network.  The third segment is used to transmit data to the user (the “downstream” direction).

The ADSL industry relies on international standards bodies to specify the technology used for ADSL services.  Standards bodies that contribute specifications include the American National Standards Institute (“ANSI”), the ITU, the European Telecommunications Standards Institute (“ETSI”) and other organizations.  The prevalence and influence of industry standards on the ADSL industry make it similar to other communications and networking technologies such as Code Division Multiple Access (“CDMA”), Universal Serial Bus (“USB”), Global System for Mobile telecommunications (“GSM”), Global Positioning System (“GPS”), Wireless Local Area Networking (“WLAN”), and chip-connection technology for Dynamic Random Access Memory (“DRAM”).  For the infrastructure and services that use these technologies, standards and patents play a significant role in the formation of the commercial landscape.

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

ITU standards for bonded ADSL, G.998.1 and G.998.2, were approved in January 2005.  These standards specify multi-pair ADSL bonding technology for residential and business services.  Data rates are increased by a factor equal to the number of lines that are bonded.  For example, if two pairs are bonded, upstream and downstream data rates are doubled.

VDSL2 is the fastest version of DSL.  In February 2006, the ITU approved the G.993.2 VDSL2 standard.  This standard supports bandwidths from 8 MHz to 30 MHz and specifies data rates up to 100 Mbps.  VDSL2 supports multiple profiles, each requiring support for multiple upstream and downstream bands.  VDSL2 also supports the functionality improvements found in ADSL2 and ADSL2+.

DSL Test and Diagnostics Industry Background.  The ADSL2+ and VDSL2 standards are the first widely deployed DSL standards to incorporate test functionality for analyzing and diagnosing DSL networks.  As deployments using these technologies become more pervasive, this functionality will improve phone companies’ ability to test and diagnose their networks.

As IPTV, video-based and triple play services become more widely offered through DSL networks, the need for improved pre-qualification, provisioning and maintenance is increasing.  Television and video services require a higher degree of reliability and robustness than data services.

Service assurance solutions have been put in place for telephone companies’ traditional voice services and initial ADSL deployments.  We expect an increased interest by phone companies for new service assurance solutions for ADSL2+ and VDSL2 networks and IPTV and video-based services.

Use of automated test equipment (“ATE”) is a typical means for testing and diagnosing the DSL lines and services that are offered by telephone companies to consumers and businesses.  The DSL ATE infrastructure typically involves the use of a centrally located test-head platform.  At this location, information is gathered from the telephone network and used for provisioning or troubleshooting DSL service.

Information about the DSL network is also gathered using hand-held testers.  The information gathered in ATE and handhelds is generally made available to telephone companies’ operations organizations through a complex software network.  This information assists telephone companies in pre-qualifying, analyzing and diagnosing problems encountered during service deployment or during operation.

Test and diagnostics functions are also performed by DSL network equipment (e.g. DSLAMs) or DSL CPE, though typically to a lesser extent than those performed by dedicated test equipment.

Leading suppliers of ATE hardware and software, handheld devices and operations software include Spirent, Teradyne, Inc. (“Teradyne”), Tollgrade, JDS, Sunrise, Fluke, and others.

Biometrics Industry Background.  Biometric identification systems have traditionally used fingerprints as the primary biometric to identify individuals and continue to be pervasive in government and commercial applications.  These systems gather fingerprints at enrollment stations and access control locations, and utilize transaction processing hardware and software and matching systems for identification.  The emergence of digital fingerprint compression and formatting over the last decade has transformed these systems to electronic systems capable of faster transaction processing and matching.  These electronic systems are also capable of being upgraded to utilize biometrics other than or in addition to digital fingerprints, such as iris and facial images.

The emergence and adoption of industry standards for border control and secure credential applications has increased the reach and use of biometrics in security applications.  Legislation is driving many government programs now underway that require the use of biometric information in documents such as e-passports and personal identification cards.   Personal identity verification (“PIV”) systems are being employed by government agencies to standardize federal employee and contractor IDs and utilize them to control access to government facilities and information systems. The National Institute for Standards and Technology developed the FIPS 201 standard for PIV as mandated by HSPD-12.  Other biometrics applications such as border management, and upgrades to state and local AFIS systems used for fingerprint enrollments are also expected to present opportunities for vendors of biometrics products in the next several years.  The use of biometric security systems by regulated segments of the financial, transportation and healthcare industries has also increased.

Vendors of the hardware and/or software component of biometric enrollment stations include Lockheed Martin Corporation (“Lockheed”), Cross Match Technologies, Inc. (“Cross Match”), Unisys Corporation (“Unisys”), Science Applications International Corporation (“SAIC”), L1 Identity Solutions, Inc. (“L1”), Northrop Grumman Corporation (“Northrop”), and NEC Corporation (“NEC”). Fingerprint matching and/or biometric transaction management systems are provided by companies such as Motorola, Inc, (“Motorola”), Sagem Telecommunications (“Sagem”), NEC, Cogent Communications Group, Inc. (“Cogent”), Identix Incorporated (which was recently acquired by L1), and numerous system integrators. As biometric security systems gain acceptance in new areas, the market opportunity for suppliers of hardware and software solutions is expected to grow.  The biometrics security systems market is also expected to grow as the use of new biometrics, other than or in addition to fingerprints, gain favor.

Aware DSL Intellectual Property

Aware has been a pioneer of DSL technology since the mid-1990s.  We license our StratiPHY2+™ and StratiPHY3™ silicon intellectual property platforms to semiconductor companies to manufacture and sell chipsets that are compliant with the ITU standards for ADSL, ADSL2, ADSL2+, VDSL1 and VDSL2.  StratiPHY2+ supports ADSL2 and ADSL2+ standards for CPE applications. We have been first to demonstrate bonded ADSL2+ that doubles ADSL data rates as well as reach-extended ADSL2 that increases the distance over which phone companies can deliver service by 20% or more.  Our StratiPHY-Bonded™ ADSL2+ platform complies with the ITU G.bond standard.   StratiPHY3 supports ADSL2, ADSL2+, VDSL1 and VDSL2 standards.  StratiPHY3 can be configured to run in central office as well as customer premises equipment mode.

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

Customers develop integrated circuits based upon our technology for fabrication in their own or third party manufacturing processes.  Customers manufacture our digital chip or integrate our technology into chips that also contain other functionality.  We also offer engineering services to our customers for the development and support of their chips or chipsets.  Our largest customers for DSL intellectual property have been Infineon, and ADI prior to the sale of its ADSL business to Ikanos.

Aware DSL Test and Diagnostics Products

We have developed test and diagnostics hardware and software products based upon our Dr. DSL® technology.  These products are designed to improve the ability of service providers to pre-qualify, provision, monitor, and troubleshoot DSL networks by enabling them to collect important information and diagnose problems regarding their service offerings. The primary goal of these products is to reduce the costs associated with service set-up and maintenance.  Specific product features include loop length measurement, bridged tap measurement, crosstalk disturber detection and management, subscriber self-installation, and in-home diagnostics.

Customers use our DSL software products to provision and troubleshoot their networks and service offerings. Our Dr. DSL software modules perform pre-qualification, fault detection, line diagnostics and line analysis functionality.  Our Dr. DSL Line Diagnostics Platform is a server-based platform that collects single-ended line test (SELT), dual-ended line test (“DELT”) and metallic loop test (“MLT”) data and enables telephone companies to perform analysis and diagnostics of traditional POTS and traditional and advanced DSL services, including IPTV and advanced triple play services.

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

Customers use our Dr. DSL hardware modules for modem emulation to achieve connectivity within DSL networks.  With these products, customers can interoperate with a broad array of telephone company DSL equipment as well as DSL CPE.  Our principal hardware products include:

•	Modem Models 150 and 350– Standard-compliant CPE transceiver emulation modems for ADSL or ADSL2+ networks
•	Modem Models 450 and 550– Standard-compliant transceiver CO and CPE emulation modems for ADSL/2/2+ and VDSL2 CO and CPE networks.
•	Customer specific product form factors that incorporate our modules for test head environments.
•	DSL test and development systems - System-level products for ADSL/2/2+ and VDSL2 performance and interoperability testing.

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

Our biometrics and imaging products address:

•	Data formatting and interchange software components that support NIST, ISO, INCITS, ICAO, and FIPS 201 standards and enable interoperability.
•	Image compression software components for fingerprint and facial image compression such as WSQ and JPEG2000.
•
Biometric ID cards.  Our PIVSuite™ family of software development kits (SDKs) support registration, identity proofing, ID card personalization and issuance applications in compliance with FIPS 201.  CaptureSuite™ is a family of SDKs for automatic capture and processing of fingerprints.

•	Image processing for biometric quality analysis, capture and transaction processing applications.
•
Networking software for building and deploying multimodal biometric data workflow solutions.  Our Biometrics Services Platform (BioSPTM) is a service-oriented platform for biometrics data processing and integration applications. BioSP supports the collection of biometrics from a distributed network, and subsequent aggregation, analysis, processing and integration of this data into larger systems.

We sell our biometrics software products primarily to integrators, OEMs and government agencies. We supply a broad range of fingerprint and facial biometric functionality, including enrollment, ID personalization and reading, and networking.  Our solutions address border control and management, secure credentialing, and fingerprint background check applications.

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

Key elements of our strategy include:

Lead in the development of DSL standards based technologies.  We actively promote our technology at standards bodies with the goal of including it in new specifications.  The use of technology that is compliant with industry standards is prevalent in telecommunications applications and in the DSL industry.  Through the standardization of our technology, we believe that we expand the size of the DSL opportunity for the company.  ADSL2+ and VDSL2 standards are at the center of new DSL offerings for IPTV, video and triple play services worldwide.  We develop technology supported by industry standards and file patents to protect our inventions.  We have a broad portfolio of intellectual property assets including trade secrets, copyrights and US and foreign patents and patent applications.

Develop high performance, easy-to-use, interoperable, flexible DSL silicon interface technology.  Our StratiPHY platforms support multiple DSL standards in cost effective intellectual property offerings.   Our StratiPHY technology meets or exceeds industry performance and functionality requirements.  We have established interoperability agreements with leaders in the DSL equipment and semiconductor industries to achieve and maintain high levels of interoperability across multiple vendors’ solutions.  We have also developed chips, reference designs and development platforms to allow rapid evaluation and testing of our solutions.

Commercialize our intellectual property. By gaining access to our intellectual property assets, our customers can leverage our technology and patents, our StratiPHY2+ and StratiPHY3 developments, or our R&D and support.  We also enable them to deliver DSL technology and functionality rapidly to the market.  We leverage our semiconductor customers’ sales, distribution and manufacturing capabilities.  A key objective is to establish StratiPHY2+ and StratiPHY3 as predominant broadband WAN silicon-level interfaces through the success of our customers’ products.  We also desire to leverage our intellectual property assets broadly across the industry through customer relationships.

Commercialize hardware and software solutions for DSL test and diagnostics applications through an OEM business model.  We have developed hardware modules and software solutions for pre-qualifying, provisioning, and troubleshooting DSL networks.  These products leverage our DSL silicon interface expertise and the test functionality inherent in ADSL2+ and VDSL2 standard-compliant solutions.  We sell to automated test equipment manufacturers, network equipment manufacturers and service providers.  By selling primarily through OEMs, we gain broad exposure to growth in spending by phone companies on DSL service assurance.  This spending is expected to increase as new technologies such as ADSL2+ and VDSL2 and new service offering such as IPTV and video become more pervasive.

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

Research and Development

DSL semiconductor technology must track the rapidly changing requirements of the DSL industry.  Our research and development activities are focused on shrinking the size of integrated circuits based upon our technology, improving performance and functionality and incorporating new technology to increase the value of our technology offerings.  We also have research and development activities focused on improving the functionality of our DSL test and diagnostics hardware and software products to support phone company requirements for pre-qualifying, monitoring and troubleshooting advanced DSL services, including VDSL2 networks and IPTV deployments.  During 2007, we introduced new hardware modules, new functionality into our software components, and a server-based software product for DSL test and diagnostic applications.

We also have research and development activities focused on improving our software product functionality and broadening our exposure to biometrics, medical and digital imaging applications. During 2007, we further improved the functionality in our software components for PIV and fingerprint enrollment applications, as well as in our server-based platform for PIV enrollment applications.

As of December 31, 2007, we had an engineering staff of 93 employees, representing 74% of our total employee staff.  During the years ended December 31, 2007, 2006, and 2005, research and development expenses charged to operations were $10.9 million, $10.6 million, and $9.8 million, respectively.  In addition, because our agreements often call for us to provide engineering development services to our customers, a portion of our total engineering costs has been allocated to cost of contract revenue.  We expect that we will continue to invest substantial funds in research and development activities.

Sales and Marketing

Our principal sales and marketing strategy is to license and sell our DSL intellectual property to semiconductor manufacturers and our DSL test and diagnostics hardware and software products to OEM customers.  We believe that decisions involving the selection of our technology and products are frequently made at senior levels within a prospective customer’s organization.  Consequently, we rely significantly on presentations by our senior management to key employees at prospective customers.  As of December 31, 2007, we had ten employees in our DSL licensing and test and diagnostics sales and marketing organization.

Customers who are selling or developing integrated circuits based upon StratiPHY2plus include Ikanos, Infineon, and Thomson SA (“Thomson”). On February 17, 2006, ADI sold its ADSL business relating to Aware technology to Ikanos and Ikanos has replaced ADI as an Aware customer.  Customers who are selling or developing integrated circuits based upon StratiPHY3 include Infineon and Thomson.

In 2007, we derived approximately 19% of our total revenue from Infineon. In 2006, we derived approximately 20% and 26% of our total revenue from the ADI/Ikanos combination and Infineon, respectively.  In 2005, we derived approximately 20% and 30% of our total revenue from ADI and Infineon, respectively.  All revenue in 2007, 2006, and 2005 was derived from unaffiliated customers.

We sell our test and diagnostics products primarily to OEMs and to a lesser extent to service providers.  In 2007, we derived approximately 16% and 10% of our total revenue from Spirent and Alcatel, respectively.

We sell our biometrics and digital imaging software products primarily to OEMs and systems integrators.  As of December 31, 2007, there were five employees in our biometrics and digital imaging software sales organization.

Competition

We compete by offering comprehensive packages of standards-based broadband technology.  Our success as an intellectual property supplier depends on the willingness and ability of semiconductor manufacturers to design, build and sell integrated circuits based on our intellectual property. The semiconductor industry is intensely competitive and has been characterized by:

•	rapid price erosion;

•	rapid technological change;

•	short product life cycles;

•	cyclical market patterns; and

•	increasing foreign and domestic competition.

As an intellectual property supplier to the semiconductor industry, we face competition from internal development teams within potential semiconductor customers.  We must convince potential customers to license or buy from us rather than develop technology internally.  Furthermore, our semiconductor customers may choose to abandon joint development projects with us or develop chipsets themselves without using our technology.  In addition to competition from internal development teams, we may compete against other independent suppliers of intellectual property for DSL.

The market for DSL chipsets is also intensely competitive.  Our success within the DSL industry requires that DSL equipment manufacturers buy chipsets from our semiconductor customers, and that telephone companies buy DSL equipment from those equipment manufacturers.  Our customers’ chipsets compete with products from other vendors of standards-based DSL chipsets, including Broadcom, Conexant, and ST.

DSL services also compete with broadband technologies that use other network architectures to provide high-speed data service.  These technologies include cable modems using cable networks, wireless solutions using wireless networks and fiber-to-the-home services.  To date, ADSL services have been more successful than high-speed cable services outside of the United States; however cable services serve a larger number of broadband subscribers than ADSL inside the United States.  We can give no assurance that these alternative network architectures will not be more successful than ADSL or VDSL.

The markets for our test and diagnostics hardware and software products are competitive and uncertain.  We can give no assurance that phone companies will purchase significant quantities of products to test and diagnose their DSL networks, or that if they do they will use our products.  Our success as a supplier of hardware and software products for DSL test and diagnostics depends on the willingness and ability of OEM customers to design, build and sell automated test heads, hand-held testers, and in some instances DSLAMs that incorporate or work with our products.

Our DSL customers and their competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do.   We can give no assurance that our OEM customers will continue to purchase products from us or that we will be able to compete effectively or that competitive pressures will not seriously harm our business.

The markets for our biometrics, medical and digital imaging software products are competitive and uncertain. We can give no assurance that the biometrics industry will grow.  We can give no assurance that our products will succeed in the market.  We can give no assurance that we will be able to compete effectively or that competitive pressures will not seriously harm our business.

Patents and Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights.  We have an active program to protect our proprietary technology through the filing of patents.  As of December 31, 2007, we had approximately 51 U.S. patents, 117 foreign patents, and a number of pending patent applications pertaining to telecommunications and signal processing technology, image compression, video compression, audio compression, seismic data compression and optical applications.

Although we have patented certain aspects of our technology, we rely primarily on trade secrets to protect our intellectual property.  We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through security measures.  Each of our employees is required to sign a non-disclosure and non-competition agreement.  Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.  In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries.

Third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to us.  In the past, we have received letters from third parties suggesting that we may be obligated to license such intellectual property rights.  If we were found to have infringed any third party’s patents, we could be subject to substantial damages or an injunction preventing us from conducting our business.

Manufacturing

We rely on one third party contract manufacturer to assemble and test substantially all of our DSL hardware products.  If this company was to terminate its arrangement with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms.  Although we make reasonable efforts to ensure that our contract manufacturer performs to our standards, our reliance on a single source limits our control over quality assurance and delivery schedules. Defects in workmanship, unacceptable yields, and manufacturing disruptions and difficulties may impair our ability to manage inventory and cause delays in shipments and cancellation of orders that may adversely affect our relationships with current and prospective customers.  As a result, our revenues and operating results may be harmed.

Our internal manufacturing capacity is limited to final test and assembly of certain products. Our current manufacturing systems have been adequate to manage current volumes of hardware products. However, our manufacturing systems have not been extensively tested under more complex hardware products or in volumes higher than that of our current volumes. If our manufacturing systems are inadequate or have other problems, our revenues and operating results may be harmed.

We rely on single source suppliers for components and materials used in our DSL hardware products. Our dependence on single source suppliers involves several risks, including limited control over pricing, availability, quality, and delivery schedules. Any delays in delivery of such components or shortages of such components could cause delays in the shipment of our products, which could significantly harm our business. Because of our reliance on these vendors, we may also be subject to increases in component costs. These increases could significantly harm our business. If any one or more of our single source suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. We could incur substantial hardware and software redesign costs if we are required to replace the components. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate revenues.

Employees

At December 31, 2007, we employed 126 people, including 93 in engineering, 15 in sales and marketing, 3 in manufacturing and 15 in finance and administration.  Of these employees, 121 were based in Massachusetts.  None of our employees is represented by a labor union.  We consider our employee relations to be good.

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

Our Quarterly Results are Unpredictable and May Fluctuate Significantly

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter-to-quarter due to the unpredictably of our revenue components.

It is difficult for us to make accurate forecasts of product revenues.  Product revenues consist of sales of test and diagnostics hardware as well as biometrics, medical imaging and test and diagnostics software. Sales of hardware and software products fluctuate based upon demand by our customers which is difficult to predict.  Since our product revenues include the sales of hardware products which typically have lower gross margins than our other sources of revenue, profitability is also difficult to predict.

Contract revenues are also unpredictable. Making accurate predictions of contract revenues from new customers is difficult because the contract negotiation process is lengthy, frequently spanning a year or more, and the fiscal period in which a new agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict.  Making accurate predictions of contract revenues from existing customers is also difficult, because such revenues are affected by the level of cooperation we receive from customers; the level of engineering services desired by customers; the potential of contract termination once a project starts, or customers may not pay us as anticipated under our contracts.

It is also difficult for us to make accurate forecasts of royalty revenues.  Royalties are recognized in the quarter in which we receive a report from a customer regarding the shipment of integrated circuits in the prior quarter, and are dependent upon fluctuating sales volumes and/or prices of chips containing our technology, all of which are beyond our ability to control or assess in advance.

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

•	market acceptance of broadband technologies we supply by semiconductor or equipment companies;
•	the extent and timing of new transactions with semiconductor companies;
•	changes in our and our customers’ development schedules and levels of expenditure on research and development;
•	the loss of a strategic relationship or termination of a project by a customer;
•	equipment companies' acceptance of integrated circuits produced by our customers;
•	the loss by a customer of a strategic relationship with an equipment company customer;
•	announcements or introductions of new technologies or products by us or our competitors;
•	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
•	failures or problems in our hardware or software products;
•	price pressure in the biometrics or test and diagnostics markets from our competitors;
•	delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
•	competitive pressures resulting in lower contract revenues or royalty rates;
•	competitive pressures resulting in lower software or hardware product revenues;
•	personnel changes, particularly those involving engineering and technical personnel;

•	costs associated with protecting our intellectual property;
•	the potential that customers could fail to make payments under their current contracts;
•	ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market surpluses;
•	VDSL market-related issues, including lower VDSL chipset unit demand brought on by excess channel inventory and lower average selling prices for VDSL chipsets as a result of market surpluses;
•	hardware manufacturing issues, including yield problems in our hardware platforms, and inventory buildup and obsolescence;
•	product gross margin may be affected by various factors including, but not limited to, product mix, product life cycle, and provision for excess and obsolete inventory;
•	significant fluctuations in demand for our hardware products;
•	regulatory developments; and
•	general economic trends and other factors.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful.  You should not rely on our quarterly revenue and operating results to predict our future performance.

We Experienced Net Losses

We had a net annual loss during 2001, 2002, 2003, 2004 and 2005.  We may experience losses in the future if:

•	the test and diagnostics, semiconductor, telecommunications or biometrics markets decline;
•	new and/or existing customers do not choose to use our software or hardware products; or
•	new and/or existing customers do not choose to use our intellectual property for new chipset products or do not increase their revenues from sales of chipsets with our technology.

Our DSL Licensing and DSL Test and Diagnostic Businesses Depend Upon a Limited Number of Customers, Therefore We Derive a Significant Amount of Revenue from a Small Number of Customers

There are a relatively limited number of companies to which we can sell our DSL technology and OEM equipment companies to which we can sell our DSL test and diagnostic products in a manner consistent with our business model. If we fail to maintain relationships with our current customers or fail to establish a sufficient number of new customer relationships, our business could be seriously harmed.  In addition, our current and prospective customers may use their superior size and bargaining power to demand terms that are unfavorable to us.

Due to the limited number of customers to which we can license or sell our DSL technology and DSL hardware and software products, we derive a significant amount of revenue from a small number of customers.  In 2007, we derived approximately 19%, 16%, and 10% of our total revenue from Infineon, Spirent, and Alcatel, respectively. In 2006, we derived approximately 26% and 20% of our total revenue from Infineon and ADI/Ikanos, respectively.  On February 17, 2006 ADI sold its ADSL business relating to Aware technology to Ikanos and Ikanos replaced ADI as an Aware customer.  In 2005, we derived approximately 30% and 20% of our total revenue from Infineon and ADI, respectively.

Our Business is Subject to Rapid Technological Change

The semiconductor and telecommunications industries for high-speed network access technologies are characterized by rapid technological change, with new generations of products being introduced regularly and with ongoing evolutionary improvements.  We expect to depend on our DSL technology and products for a substantial portion of our revenue for the foreseeable future.  Therefore, we face risks that others could introduce competing technology that renders our DSL technology and products less desirable or obsolete.  Also, the announcement of new technologies could cause our customers or their customers to delay or defer entering into arrangements for the use of our existing technology.  Either of these events could seriously harm our business.  The biometrics industry is also subject to rapid technological change and uncertainty.

We expect that our business will depend to a significant extent on our ability to introduce enhancements and new generations of our DSL and biometrics technology and products as well as new technologies and products that keep pace with changes in the telecommunications and broadband industries and that achieve rapid market acceptance. We must continually devote significant engineering resources to achieving technical innovations and product developments.  These developments are complex and require long development cycles.  Moreover, we may have to make substantial investments in technological innovations and product developments before we can determine their commercial viability.  We may lack sufficient financial resources to fund future development.  Also, our customers may decide not to share certain research and development costs with us.  Revenue from technological innovations, even if successfully developed, may not be sufficient to recoup the costs of development.

One element of our business strategy is to assume the risks of technology development failure while reducing such risks for our customers.  In the past, we have spent significant amounts on development projects that did not produce any marketable technologies or products, and we cannot assure you that it will not occur again.

We Face Intense Competition from a Wide Range of Competitors

The success of our DSL licensing business depends on the willingness and ability of semiconductor manufacturers to design, build and sell integrated circuits based on our intellectual property.  The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition.

As an intellectual property supplier to the semiconductor industry, we face intense competition from internal development teams within potential semiconductor customers.  We must convince potential customers to buy from us rather than develop technology internally.  Furthermore, our semiconductor customers may choose to abandon joint development projects with us and develop chipsets themselves without using our technology.   In addition to competition from internal development teams, we compete against other independent suppliers of intellectual property.  We anticipate intense competition from suppliers of intellectual property for ADSL.

The market for DSL chipsets is also intensely competitive.  Our success within the DSL industry requires that DSL equipment manufacturers buy chipsets from our semiconductor customers, and that telephone companies buy DSL equipment from those equipment manufacturers.  Our customers’ chipsets compete with products from other vendors of standards-based and DSL chipsets, including Broadcom, Centillium, Conexant, Ikanos, and ST Microelectronics.

The markets for our DSL test and diagnostics hardware and software products are also competitive and uncertain.  We cannot assure you that phone companies will purchase significant quantities of products to test and diagnose their DSL networks, nor that if they do they will purchase products incorporating our hardware and software.  Our success as a supplier of hardware and software products for DSL test and diagnostics depends on the willingness and ability of OEM customers to design, build and sell automated test heads, hand-held testers, and DSLAMs that incorporate or work with our products.

Our DSL licensing and DSL test and diagnostic revenues are dependent upon the success of ADSL and VDSL services. ADSL and VDSL services offered over copper telephone networks also compete with alternative broadband transmission technologies that use other network architectures.  Alternative technologies that use other network architectures to provide high-speed data service include cable modems using cable networks, wireless solutions using wireless networks, and optics technology using fiber optic networks. These alternative broadband transmission technologies may be more successful than ADSL or VDSL and we may not be able to participate in the markets involving these alternative technologies.

Many of our DSL competitors, including our customers’ competitors, have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. Some of these competitors include Broadcom, Conexant, and ST Microelectronics in our DSL licensing business; and JDS Uniphase and Sunrise Communications in our DSL test and diagnostic business.

Also, the markets for our biometrics, medical and digital imaging software products are competitive and uncertain. Many of our biometric software competitors have significantly greater financial, technological, marketing and personnel resources than we do. Also, we face intense competition from internal development teams within potential customers.  We must convince potential customers to purchase from us rather than develop software internally.  Furthermore, customers, who have already purchased from us, may choose to stop purchasing our software and develop their own software.

We may be unable to compete successfully in our DSL licensing, DSL test and diagnostics, and biometrics and  imaging businesses, and our competitive position may be adversely affected in the future by one or more of the factors described in this section.

Our Intellectual Property is Subject to Limited Protection

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success.  We regard our technology as proprietary, and we have approximately 51 U.S. patents and 117 foreign patents and a number of pending patent applications.  We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

As part of our agreements, we typically work closely with our customers, many of whom are also our potential competitors, and provide them with proprietary know-how necessary for their development of customized chipsets based on our DSL technology.  Although our agreements contain non-disclosure provisions and other terms protecting our proprietary know-how and technology rights, it is possible that, despite these precautions, some of our customers might obtain from us proprietary information that they could use to compete with us in the marketplace.  Although we intend to defend our intellectual property as necessary, the steps we have taken may be inadequate to prevent misappropriation.

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

Our technology, software or hardware may infringe the intellectual property rights of others.  A large and increasing number of participants in the telecommunications and compression industries have applied for or obtained patents.  Some of these patent holders have demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement.  Third parties may assert patent, copyright and other intellectual property rights to technologies that are important to our business.  In the past, we have received claims from other companies that our technology infringes their patent rights.  Intellectual property rights can be uncertain and can involve complex legal and factual questions.  We may infringe the proprietary rights of others, which could result in significant liability for us.  If we were found to have infringed any third party’s patents, we could be subject to substantial damages or an injunction preventing us from conducting our business.

We Have a Unique DSL Licensing Business Model

The success of our DSL licensing products depends upon our ability to license our technology to semiconductor and equipment companies, and our customers’ willingness and ability to sell products that incorporate our technology so that we may receive meaningful royalties that are consistent with our plans and expectations.

We face numerous risks in successfully obtaining suitable customers on terms consistent with our business model, including, among others:

•	we must typically undergo a lengthy and expensive process of building a relationship with a potential customer before there is any assurance of an agreement with such party;
•
we must persuade semiconductor and equipment manufacturers with significant resources to rely on us for critical technology on an ongoing basis rather than trying to develop similar technology internally;

•
we must persuade potential customers to bear development costs associated with our technology applications and to make the necessary investment to successfully manufacture chipsets and products using our technology; and

•	we must successfully transfer technical know-how to customers.

Moreover, the success of our business model also depends on the receipt of royalties from customers. Royalties from our customers are often based on the selling prices of their chipsets and products, over which we have little or no control.  We also have little or no control over our customers’ promotional and marketing efforts.  They are not prohibited from competing against us.

Our DSL licensing business could be seriously harmed if we cannot obtain suitable customers, if our current customers cancel or put on hold DSL programs utilizing our technology, or if our customers do not successfully market and sell chipsets or products incorporating our technology.

There Has Been and May Continue to be a Cyclical Demand for DSL Chipsets, and There is Intense Competition for DSL Chipsets, Which Has Caused Our Royalty Revenue to Decline

The royalties we receive are influenced by many of the risks faced by the DSL market in general, including cyclical demand which may result in reduced average selling prices (“ASPs”) for DSL chipsets during periods of surplus.  In the past, the DSL industry has experienced an oversupply of DSL chipsets, central office or customer premises equipment.  Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs.  ASPs have also been under pressure because of intense competition in the DSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially from the levels we achieved in 2000. Price decreases for ADSL or VDSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic.  Pricing pressures may continue during 2008 and beyond.  Our royalty revenue may decline over the long term.

The Success of Our DSL Licensing Business Requires Acceptance of Our Technology by Equipment Companies

The success of our DSL licensing business is dependent on our ability to generate meaningful royalties from our licensing arrangements with semiconductor manufacturers.  Our ability to generate such royalties is materially affected by the willingness of equipment companies to purchase integrated circuits that incorporate our technology from our customers.  There are other competitive solutions available for equipment companies seeking to offer broadband communications products.  We face the risk that equipment manufacturers will choose those alternative solutions. Generally, our ability to influence equipment companies’ decisions whether to purchase integrated circuits that incorporate our technology is limited.

We also face the risk that equipment companies that elect to use integrated circuits that incorporate our technology into their products will not compete successfully against other equipment companies.  Many factors beyond our control could influence the success or failure of a particular equipment company that uses integrated circuits based on our technology. Even if equipment companies incorporate chipsets based on our intellectual property into their products, their products may not achieve commercial acceptance or result in meaningful royalties to us.

The Success of Our DSL Licensing Business Requires Telephone Companies to Install DSL Service in Volume

The success of our DSL licensing business depends upon telephone companies installing DSL service in significant volumes.  If telephone companies do not install DSL service in significant volumes, or if telephone companies install broadband service based on other technologies such as cable or fiber-to-the-home, our DSL licensing business will be seriously harmed.

The Success of Our DSL Test and Diagnostic Products Depends On a Number of Factors

Our success in developing, introducing, selling, and supporting new and enhanced test and diagnostic products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service.  Because of the complexity of our test and diagnostic products, significant delays may occur between a hardware product's initial introduction and commencement of volume production. If we are unsuccessful in developing, introducing, selling and supporting new and enhanced test and diagnostic products, our DSL test and diagnostic business could be seriously harmed.

If Our Test and Diagnostic Hardware and Software Products Have Quality Problems, Our Business Could Be Harmed

If our test and diagnostic products have actual or perceived reliability, quality, functionality or other problems, we may suffer reduced orders, higher manufacturing costs, inability to recognize revenue, delays in collecting accounts receivable and higher service, support and warranty expenses or inventory write-offs, among other effects. We believe that the acceptance, volume production, timely delivery and customer satisfaction of our test and diagnostic products is important to our future financial results. As a result, any inability to correct any technical, reliability, parts shortages or other difficulties or to manufacture and ship our test and diagnostic products on a timely basis meeting customer requirements could damage our relationships and reputation with current and prospective customers, which would harm our revenues and operating results.

We are Dependent On a Single Source Contract Manufacturer for the Manufacture of Our DSL Hardware Products, the Loss of Which Would Harm Our Business

We currently depend on one contract manufacturer to manufacture our DSL hardware products. If this company was to terminate its arrangement with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms.  Although we make reasonable efforts to ensure that our contract manufacturer performs to our standards, our reliance on a single source limits our control over quality assurance and delivery schedules. Defects in workmanship, unacceptable yields, and manufacturing disruptions and difficulties may impair our ability to manage inventory and cause delays in shipments and cancellation of orders that may adversely affect our relationships with current and prospective customers.  As a result, our revenues and operating results may be harmed.

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

Biometrics Business Risks

Our biometrics business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual revenue and operating results, including:

—	market acceptance of our biometric technologies and products;
—	changes in contracting practices of government or law enforcement agencies;
—	the failure of the biometrics market to experience continued growth;
—	announcements or introductions of new technologies or products by our competitors;
—	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
—	failures or problems in our biometric software products;
—	the risk that current or potential customers might decide to develop their own software rather than buy it from us;
—	delays in the adoption of new industry biometric standards or changes in market perception of the value of new or existing standards;
—	growth of proprietary biometric systems which do not conform to industry standards;
—	competitive pressures resulting in lower software product revenues;
—	personnel changes, particularly those involving engineering, technical and sales and marketing personnel;
—	costs associated with protecting our intellectual property;
—	litigation by third parties for alleged infringement of their proprietary rights;
—	the potential that customers could fail to make payments under their current contracts;
—	regulatory developments; and
—	general economic trends and other factors.

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

If We are Unable to Maintain Effective Internal Controls Over Financial Reporting, Investors Could Lose Confidence In The Reliability of Our Financial Statements, Which Could Result In a Decline in the Price of Our Common Stock

As a public company, we are required to enhance and test our financial, internal and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. Consistent with the Sarbanes-Oxley Act and the rules and regulations of the SEC, management's assessment of our internal controls over financial reporting and the audit opinion of our independent registered accounting firm as to the effectiveness of our controls is required in connection with our filing of our Annual Report on Form 10-K. If we are unable to timely identify, implement and conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover weaknesses or other issues with these controls that could also result in adverse investor reaction.

Our Stock Price May Be Extremely Volatile

Volatility in our stock price may negatively affect the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation.  The market price of our common stock has fluctuated substantially and could continue to fluctuate based on a variety of factors, including:

•	quarterly fluctuations in our operating results;
•	changes in future financial guidance that we may provide to investors and public market analysts;
•	changes in our relationships with our customers;
•	announcements of technological innovations or new products by us, our customers or our competitors;
•	changes in DSL or biometrics market growth rates as well as investor perceptions regarding the investment opportunity that companies participating in the DSL or biometrics industry afford them;
•	changes in earnings estimates by public market analysts;
•	key personnel losses;
•	sales of our common stock; and
•	developments or announcements with respect to industry standards, patents or proprietary rights.

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

Our Business May Be Affected by Government Regulations

The extensive regulation of the telecommunications industry by federal, state and foreign regulatory agencies, including the Federal Communications Commission, and various state public utility and service commissions, could affect us through the effects of such regulation on our customers and their customers.  In addition, our business may also be affected by the imposition of certain tariffs, duties and other import restrictions on components that our customers obtain from non-domestic suppliers or by the imposition of export restrictions on products sold internationally and incorporating our technology.  Changes in current or future laws or regulations, in the United States or elsewhere, could seriously harm our business.

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

2.	722 square feet of research and development space in San Jose, California. This facility is currently leased for a 26-month term, which expires on August 31, 2008.

3.	411 square feet of research and development space in Orinda, California. This facility is currently leased for a 3-year term, which expires on August 31, 2010.

ITEM 3.   LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business.  We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE.  The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated from January 1, 2006 to December 31, 2007.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
High	$6.25	$6.50	$6.74	$5.48
Low	4.95	4.98	3.67	4.01

2006
High	$6.30	$6.32	$5.90	$5.71
Low	4.32	5.31	4.76	4.60

As of February 5, 2008, we had approximately 129 shareholders of record.  This number does not include shareholders from whom shares were held in a “nominee” or “street” name.  We have never paid cash dividends on our common stock and we anticipate that we will continue to reinvest any earnings to finance future operations.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2007.

Performance Graph

The following performance graph compares the performance of Aware’s cumulative stockholder return with that of a broad market index, the Nasdaq Composite Index, and a published industry index, the RDG Technology Composite Index.  The cumulative stockholder returns for shares of Aware’s common stock and for the market and industry indices are calculated assuming $100 was invested on December 31, 2002.  Aware paid no cash dividends during the periods shown.  The performance of the market and industry indices is shown on a total return, or dividends reinvested, basis.

	Value of Investment ($)
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Aware, Inc.	$100.00	$133.30	$222.48	$204.13	$244.50	$192.66
Nasdaq Composite Index.	100.00	149.75	164.64	168.60	187.83	205.22
RDG Technology Composite	100.00	150.27	153.63	158.57	173.85	204.38

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007, to December 31, 2007 30, 2007	-	-	-	$4,961,830

(1) On August 28, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time through December 31, 2008 of up to $5,000,000 of our common stock. During 2007, we purchased 9,107 shares authorized under this plan.

ITEM 6.  SELECTED FINANCIAL DATA

In the table below, we provide you with our selected consolidated financial data.  We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. When you read this selected financial data, it is important that you read it along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our historical consolidated financial statements, and the related notes to the financial statements, which can be found in Item 8.

Year ended December 31,	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Statements of Operations Data
Revenue	$26,437	$24,056	$15,667	$16,485	$10,843
Loss from operations	(1,830)	(399)	(3,618)	(1,925)	(8,635)
Net income (loss)	160	1,034	(2,468)	(1,367)	(8,038)
Net income (loss) per share – basic	$0.01	$0.04	$(0.11)	$(0.06)	$(0.35)
Net income (loss) per share – diluted	$0.01	$0.04	$(0.11)	$(0.06)	$(0.35)

Balance Sheet Data
Cash and short-term investments	$38,055	$37,834	$36,763	$34,965	$35,051
Working capital	45,031	41,372	39,124	37,168	36,727
Total assets	56,383	54,586	49,741	50,183	51,024
Total liabilities	3,147	3,216	2,238	1,427	1,384
Total stockholders’ equity	53,236	51,370	47,503	48,756	49,640

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2007	2006	2005
Product sales	66%	32%	35%
Contract revenue	24	52	43
Royalties	10	16	22
Total revenue	100	100	100

Costs and expenses:
Cost of product sales	15	4	3
Cost of contract revenue	21	22	21
Research and development	41	44	62
Selling and marketing	14	14	17
General and administrative	16	18	20
Total costs and expenses	107	102	123

Loss from operations	(7)	(2)	(23)

Interest income	8	8	7

Income (loss) before provision for income taxes	1	6	(16)
Provision for income taxes	-	2	-
Net income (loss)	1%	4%	(16)%

Product Sales

Product sales consist primarily of revenue from the sale of hardware and software products.  Hardware products consist of DSL test and diagnostics hardware, including systems, modules, and modems. Software products consist of software products for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales increased 130% from $7.6 million in 2006 to $17.5 million in 2007.  As a percentage of total revenue, product sales increased from 32% in 2006 to 66% in 2007.  The dollar increase was primarily due to a $4.9 million increase in revenue from the sale of software products and a $5.0 million increase from the sale of DSL test and diagnostics hardware products.

Product sales increased 40% from $5.4 million in 2005 to $7.6 million in 2006.  As a percentage of total revenue, product sales decreased from 35% in 2005 to 32% in 2006.  The dollar increase was primarily due to a $1.2 million increase in revenue from the sale of software products and a $1.0 million increase from the sale of hardware products.

Contract Revenue

Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to Aware’s patents, DSL technology, DSL test and diagnostic technology, and biometrics technology.

Contract revenue decreased 50% from $12.6 million in 2006 to $6.3 million in 2007.  As a percentage of total revenue, contract revenue decreased from 52% in 2006 to 24% in 2007.  The dollar decrease in 2007 was due to $2.5 million that was recognized in 2006 from the transfer of certain technology licenses as a result of the acquisition of a customer’s business that did not reoccur in 2007; $2.0 million that was recognized in 2006 from a patent licensing agreement with a new customer that did not reoccur in 2007; and a decrease of $1.8 million due to lower licensing and engineering service fees that we receive under agreements with our semiconductor customers.

Contract revenue increased 87% from $6.7 million in 2005 to $12.6 million in 2006.  As a percentage of total revenue, contract revenue increased from 43% in 2005 to 52% in 2006.  The dollar increase in 2006 was due to $2.5 million recognized from the transfer of certain technology licenses as a result of the acquisition of a customer’s business, and an increase of $3.3 million due to patent, license and engineering service fees that we receive under agreements with our customers, including a patent licensing agreement with a new customer.

Royalties

Royalties consist of royalty payments that we receive under agreements with our customers.  We receive royalties from customers for the right to use our patents and technology in their chipsets or solutions.

Royalties decreased 33% from $3.9 million in 2006 to $2.6 million in 2007.  As a percentage of total revenue, royalties decreased from 16% in 2006 to 10% in 2007.  The dollar decrease in royalties was due to a $1.1 million decrease in DSL royalties, and a $0.2 million decrease in biometrics and medical imaging royalties.

Royalties increased 10% from $3.5 million in 2005 to $3.9 million in 2006.  As a percentage of total revenue, royalties decreased from 22% in 2005 to 16% in 2006.  The dollar increase in royalties was due to a $0.5 million increase in DSL royalties, which was partially offset by a $0.1 million decrease in biometrics and medical imaging royalties.

Our royalty revenue comes predominantly from ADSL chipset sales by Ikanos and Infineon.  On February 17, 2006, ADI sold its ADSL business relating to Aware technology to Ikanos and Ikanos has replaced ADI as an Aware customer.  Despite steady growth of worldwide ADSL subscribers over the last several years, the availability of ADSL chipsets from a number of suppliers and intense competition among those suppliers has caused chipset prices to steadily decline.  We are uncertain how the transition to ADSL2+ and VDSL2 will impact our customers in the near term, how quickly sales of our customers’ chipsets will increase and whether such increases will continue to contribute meaningful royalties to us.

Cost of Product Sales

Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.

Cost of product sales increased 336% from $0.9 million in 2006 to $4.0 million in 2007.  As a percentage of product sales, cost of product sales increased from 12% in 2006 to 23% in 2007.  The dollar increase in cost of product sales in 2007 was attributable to an increase in hardware product sales.  The decrease in overall product margins from 88% in 2006 to 77% in 2007 was principally due to a greater percentage of hardware sales in the sales mix in 2007, which was partially offset by improved margins on hardware products.

Cost of product sales increased 94% from $0.5 million in 2005 to $0.9 million in 2006.  As a percentage of product sales, cost of product sales increased from 9% in 2005 to 12% in 2006.  Cost of product sales increased in 2006 due to an increase in hardware product sales.  The decrease in overall product margins from 91% in 2005 to 88% in 2006 was principally due to a greater percentage of hardware sales in the sales mix in 2006.

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

Cost of contract revenue increased 5% from $5.2 million in 2006 to $5.4 million in 2007.  As a percentage of contract revenue, cost of contract revenue increased from 41% in 2006 to 86% in 2007.  The $0.2 million dollar increase is primarily due to higher compensation and fringe benefit expenses, which were partially offset by lower stock-based compensation expense. The decrease in contract revenue margins from 59% in 2006 to 14% in 2007 was principally due to the proportions of license fees and engineering services fees in the contract revenue sales mix. Cost of contract revenue is primarily driven by the level of engineering services delivered to meet engineering milestones for customer projects, whereas the cost of contract revenue associated with license fees is minimal.  The license fee component of contract revenue declined significantly in 2007, whereas the engineering services fee component remained relatively constant. Accordingly, the cost of contract revenue remained relatively constant despite a significant decrease in total contract revenue.

Cost of contract revenue increased 58% from $3.3 million in 2005 to $5.2 million in 2006.  As a percentage of contract revenue, cost of contract revenue decreased from 49% in 2005 to 41% in 2006.  The dollar increase in cost of contract revenue was primarily due to more customer projects in 2006 as compared with 2005. Our cost of contract revenue is based on the level of effort we expend on delivering engineering services for customer projects.  Since the number of customer projects increased, the cost of contract revenue increased as well.

Research and Development Expense

Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expense increased 3% from $10.6 million in 2006 to $10.9 million in 2007.  As a percentage of total revenue, research and development expense decreased from 44% in 2006 to 41% in 2007.  The dollar increase was primarily from higher compensation and fringe benefit costs of $0.9 million, higher depreciation costs of $0.2 million, and other operating costs of $0.1 million. These cost increases were partially offset by lower stock-based compensation expense of $0.4 million; lower spending on outside services and consultants of $0.3 million; and $0.2 million more expense classified from research and development expense to cost of contract revenue.  Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2+ StratiPHY2+™ technology and chips, developing and improving our VDSL2 StratiPHY3 technology and chips, developing analog front end technology for DSL solutions, developing test and diagnostics hardware and software and developing imaging and biometrics software.

Research and development expense increased 9% from $9.8 million in 2005 to $10.6 million in 2006.  As a percentage of total revenue, research and development expense decreased from 62% in 2005 to 44% in 2006.  The dollar increase was primarily from higher compensation and fringe benefit costs of $1.4 million, stock-based compensation expense of $1.0 million and other operating costs of $0.1 million.  These cost increases were partially offset by $1.9 million decreased spending resulting from a shift of engineers to customer projects, where spending is classified as cost of contract revenue.  This shift occurred because we had more customer projects in 2006 than in 2005. Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2+ StratiPHY2+™ technology and chips, developing and improving our VDSL2 StratiPHY3 technology and chips, developing analog front end technology for DSL solutions, developing test and diagnostics hardware and software and developing imaging and biometrics software.

Selling and Marketing Expense

Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense.  Sales and marketing expense increased 11% from $3.4 million in 2006 to $3.7 million in 2007.  As a percentage of total revenue, sales and marketing expense was unchanged at 14% in 2006 and 2007. The dollar increase was primarily due to higher compensation and fringe benefit costs of $0.4 million and management consultants of $0.1 million, which were partially offset by lower stock-based compensation expense of $0.2 million.  Higher compensation costs were primarily attributable to sales commissions and bonus payments related to higher hardware and software product sales.

Sales and marketing expense increased 23% from $2.7 million in 2005 to $3.4 million in 2006.  As a percentage of total revenue, sales and marketing expense decreased from 17% in 2005 to 14% in 2006. The dollar increase was mainly attributable to stock-based compensation expense of $0.3 million and other compensation costs of $0.3 million.

General and Administrative Expense

General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses.  General and administrative expense decreased 4% from $4.4 million in 2006 to $4.2 million in 2007.  As a percentage of total revenue, general and administrative expense decreased from 18% in 2006 to 16% in 2007.  The dollar decrease was mainly attributable to lower stock-based compensation expense of $0.2 million and lower director’s fees and expenses of $0.1 million, which were partially offset by an increase in compensation and fringe expense of $0.1 million.

General and administrative expense increased 44% from $3.1 million in 2005 to $4.4 million in 2006.  As a percentage of total revenue, general and administrative expense decreased from 20% in 2005 to 18% in 2006.  The dollar increase was mainly attributable to stock-based compensation expense of $0.6 million, and increases in other compensation expense of $0.3 million, professional fees of $0.4 million, and director’s fees and expenses of $0.1 million.

Interest Income

Interest income increased 10% or $0.2 million from $1.8 million in 2006 to $2.0 million in 2007.  The dollar increase was primarily due to higher interest rates earned on our investments throughout 2007.

Interest income increased 60% or $0.7 million from $1.2 million in 2005 to $1.8 million in 2006.  The dollar increase was primarily due to higher interest rates earned on our investments throughout 2006.

Income Taxes

We evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.  As a result of incurring operating losses since 2001, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 have established a full valuation allowance for our net deferred tax assets.  Accordingly, we have not recorded a deferred tax benefit for the operating losses incurred in the years ended December 31, 2007, 2006, and 2005.

We did not record a provision for income taxes in 2007, 2006 or 2005 due to a net operating loss and the uncertainty of the timing of profitability in future periods. However, in 2007 we paid immaterial amounts of state excise taxes, and in 2006 we paid $0.4 million of taxes to non-U.S. jurisdictions that assess a source withholding tax.

As of December 31, 2007, we had federal net operating loss and research and experimentation credit carry forwards of approximately $46.1 million and $12.2 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2008 through 2027.  In addition, at December 31, 2007, we had approximately $11.2 million and $6.2 million of state net operating losses and state research and development and investment tax carry forwards, respectively, which expire at various dates from 2008 through 2022.  Ownership changes, if any, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in March 1986, we have financed our activities primarily through the sale of stock.  In the years ended December 31, 2007, 2006 and 2005, we received net proceeds from the issuance of stock under employee stock plans of $0.6 million, $0.9 million, and $1.2 million, respectively.  In the years ended December 31, 2007 and 2005, our operating activities used net cash of $1.3 million and $2.0 million, respectively. Cash used in our operating activities in 2007 was primarily the result of net income of $0.2 million adjusted for non-cash items related to depreciation and amortization of $0.9 million, and stock-based compensation expense of $1.1 million, which was offset by working capital requirements of $3.4 million.  Cash used in our operating activities in 2005 was primarily the result of a net loss of $2.5 million adjusted for a non-cash item related to depreciation and amortization of $0.6 million, which was offset by working capital requirements of $0.2 million.   In the year ended December 31, 2006, our operating activities provided net cash of $2.8 million.  Cash provided from our operating activities was primarily the result of net income of $1.0 million adjusted for non-cash items related to depreciation and amortization of $0.7 million, and stock-based compensation expense of $1.9 million, which was offset by working capital requirements of $0.8 million.

In the years ended December 31, 2007, 2006, and 2005, we made capital expenditures of $0.6 million, $0.7 million, and $0.4 million, respectively.  Capital expenditures in all three years primarily consisted of spending on computer hardware and software, laboratory equipment, and furniture used principally in engineering activities.  We have no material commitments for capital expenditures. In the year ended December 31, 2005 we purchased $0.3 million of other assets.

At December 31, 2007, we had cash, cash equivalents, short-term investments and investments of $38.5 million.  While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents, short-term investments and investments will be sufficient to fund our operations for at least the next twelve months.

To date, inflation has not had a material impact on our financial results.  There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any arrangements with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity.  The following represents our contractual obligations as of December 31, 2007 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$34	$18	$16	$-	$-
Purchase orders	949	949	-	-	-
Total	$983	$967	$16	$-	$-

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, income taxes and the allowance for doubtful accounts to be critical policies.

Revenue recognition.  We derive our revenue from three sources (i) product revenue, which includes revenue from the sale of hardware and software products for the DSL test and diagnostics market and software products for the biometrics, medical and digital imaging markets, (ii) contract revenue, which includes patent, license and engineering service fees that we receive under customer agreements, and (iii) royalties that we receive under customer agreements.

As prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”, we recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.  We also apply the principles set forth in AICPA Statement of Position No. 97-2, “Software Revenue Recognition”, when recognizing software revenue.  Our revenue recognition policies are described more fully in Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

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

In addition to these general revenue recognition judgments, we make specific judgments and estimates with respect to the recognition of contract revenue. When our agreements include the delivery of licensing rights and technology as well as the provision of engineering services, we combine the total patent, license and engineering service fees to be paid under the agreement.  These total fees are recognized ratably over the expected product development period, subject to the limitation that the cumulative revenue recognized through the end of any period may not exceed cumulative milestones achieved to date. We review assumptions regarding the product development period on a regular basis and make adjustments as required. Consistent with the principles of SAB 104, we believe that this method represents the appropriate systematic method for revenue recognition for this type of contract.

After customers enter into agreements, they often engage us to provide additional engineering work that is beyond the scope of their original agreement. When customers request additional services, both parties agree to engineering fees that are based on the level of effort required.  We recognize revenue from these agreements either as engineering services are performed or as milestones are achieved.

Stock-Based Compensation.   On January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and its related implementation guidance, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing stock-based compensation.

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

Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”).  We also had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which required disclosure only of stock-based compensation and its impact on net income (loss) and net income (loss) per share.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets.  Our deferred tax assets primarily relate to net operating losses and research and development tax credits that we are carrying forward into future tax periods.  As of December 31, 2007, we had a total of $42.8 million of deferred tax assets for which we had recorded a full valuation allowance.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 and also at December 31, 2007, we had no unrecognized tax benefits.  We recognize interest and penalties related to uncertain tax positions in income tax expense.

Inventories.  Inventories, which include materials and our contract manufacturer’s labor and overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, we use consistent methodologies to evaluate all inventories for net realizable value. We record a provision for both excess and obsolete inventory when such write-downs or write-offs are identified through the quarterly review process. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-b which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. For fiscal 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio.  Our investment portfolio has included:

•	Cash and cash equivalents, which consist of financial instruments with original maturities of three months or less;
•
Short-term investments, which consist of financial instruments with remaining maturities of twelve months or less, and auction rate securities that typically have interest reset dates of  twenty-eight days; and

•	Investments, which consist of financial instruments that mature in three years or less.

All of our investments meet the high quality standards specified in our investment policy. This policy dictates the maturity period and limits the amount of credit exposure to any one issue, issuer, and type of instrument.

The interest rates on our auction rate securities are typically reset by auction every twenty-eight days.  Although our auction rate securities have been readily marketable, if an auction were to fail, we may not be able to sell these securities on the planned reset date thereby increasing our holding period.  In January 2008, we liquidated all of our auction rate securities and invested the proceeds into a money market account.

We do not use derivative financial instruments for speculative or trading purposes.  As of December 31, 2007, we had invested $38.0 million in cash, cash equivalents and short-term investments that matured in twelve months or less.  Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

As of December 31, 2007, we had invested $0.5 million in long-term investments that matured in one to two years.  These long-term securities are invested in high quality corporate securities. Despite the high quality of these securities, they may be subject to interest rate risk.  This means that if interest rates increase, the principal amount of our investment would probably decline.  A large increase in interest rates may cause a material loss to our long-term investments.  The following table (dollars in thousands) presents hypothetical changes in the fair value of our long-term investments at December 31, 2007.  The modeling technique measures the change in fair value arising from selected potential changes in interest rates.  Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments.

	Valuation of securities given an interest rate decrease of		No change in interest rates	Valuation of securities given an interest rate increase of
Type of security	(100BP)	(50 BP)		100 BP	50 BP
Long-term investments with
maturities of one to two years	$487	$490	$494	$501	$497

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Aware, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Aware, Inc, and its subsidiary at December 31, 2007 and December 31, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for share-based payments on January 1, 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
February 15, 2008

AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,806	$8,571
Short-term investments	36,249	29,263
Accounts receivable (less allowance for doubtful
accounts of $55 in 2007 and $97 in 2006)	7,661	4,738
Inventories	1,424	819
Prepaid expenses and other current assets	708	867
Total current assets	47,848	44,258

Property and equipment, net	7,872	8,123
Investments	494	1,968
Other assets, net	169	237
Total assets	$56,383	$54,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$939	$692
Accrued expenses	174	153
Accrued compensation	1,135	1,043
Accrued professional	156	198
Deferred revenue	413	800
Total current liabilities	2,817	2,886

Long-term deferred revenue	330	330

Commitments and contingent liabilities (Note 7)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2007 and 2006; issued and outstanding, 23,854,708 in 2007 and 23,642,753 in 2006	239	236
Additional paid-in capital	83,626	81,923
Accumulated deficit	(30,629)	(30,789)
Total stockholders’ equity	53,236	51,370
Total liabilities and stockholders’ equity	$56,383	$54,586

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Years ended December 31,
	2007	2006	2005

Revenue:
Product sales	$17,491	$7,610	$5,431
Contract revenue	6,337	12,569	6,719
Royalties	2,609	3,877	3,517
Total revenue	26,437	24,056	15,667

Costs and expenses:
Cost of product sales	3,998	918	474
Cost of contract revenue	5,425	5,182	3,270
Research and development	10,869	10,591	9,750
Selling and marketing	3,738	3,359	2,738
General and administrative	4,237	4,405	3,053
Total costs and expenses	28,267	24,455	19,285

Loss from operations	(1,830)	(399)	(3,618)
Interest income	2,016	1,840	1,150
Income (loss) before provision for income taxes	186	1,441	(2,468)
Provision for income taxes	26	407	-

Net income (loss)	$160	$1,034	$(2,468)

Net income (loss) per share – basic	$0.01	$0.04	$(0.11)
Net income (loss) per share – diluted	$0.01	$0.04	$(0.11)

Weighted average shares – basic	23,738	23,474	23,076
Weighted average shares – diluted	25,084	24,965	23,076

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$160	$1,034	$(2,468)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	878	686	614
Provision for doubtful accounts	(20)	-	-
Stock-based compensation	1,138	1,937	-
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(2,903)	(989)	(679)
Inventories	(605)	(733)	57
Prepaid expenses and other current assets	160	(103)	(347)
Accounts payable	247	85	246
Accrued expenses	69	301	142
Deferred revenue	(386)	592	423
Net cash provided by (used in) operating activities	(1,262)	2,810	(2,012)

Cash flows from investing activities:
Purchases of property and equipment	(559)	(666)	(368)
Purchase of other assets	-	-	(338)
Sales of investments	24,497	15,984	21,977
Purchases of investments	(30,009)	(23,521)	(14,888)
Net cash provided by (used in) investing activities	(6,071)	(8,203)	6,383

Cash flows from financing activities:
Proceeds from issuance of common stock	647	896	1,215
Shares surrendered by employees to pay taxes related to unrestricted stock	(41)	-	-
Repurchase of common stock	(38)	-	-
Net cash provided by financing activities	568	896	1,215

Increase (decrease) in cash and cash equivalents	(6,765)	(4,497)	5,586
Cash and cash equivalents, beginning of year	8,571	13,068	7,482

Cash and cash equivalents, end of year	$1,806	$8,571	$13,068

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2004	22,909	$229	$77,882	$(29,355)	$48,756

Exercise of common stock options	340	4	1,062		1,066
Issuance of common stock under employee stock purchase plan	33	-	149		149
Net loss				(2,468)	(2,468)

Balance at December 31, 2005	23,282	233	79,093	(31,823)	47,503

Exercise of common stock options	293	3	881		884
Issuance of unrestricted stock	66	-	367		367
Issuance of common stock under employee stock purchase plan	2	-	12		12
Stock-based compensation expense	-	-	1,570		1,570
Net income				1,034	1,034

Balance at December 31, 2006	23,643	236	81,923	(30,789)	51,370

Exercise of common stock options	198	3	632		635
Repurchase of common stock	(9)	-	(38)		(38)
Issuance of unrestricted stock	29	-	153		153
Shares surrendered by employees to pay taxes related to unrestricted stock	(8)	-	(41)		(41)
Issuance of common stock under employee stock purchase plan	2	-	12		12
Stock-based compensation expense	-	-	985		985
Net income				160	160

Balance at December 31, 2007	23,855	$239	$83,626	$(30,629)	$53,236

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

We are a worldwide leader in the development and marketing of Digital Subscriber Line (“DSL”) technology for silicon intellectual property and test and diagnostics hardware and software products. We sell our DSL technology on a nonexclusive and worldwide basis to companies that manufacture and sell integrated circuits that incorporate our technology. We sell our DSL hardware and software products to OEMs that integrate our products into equipment for provisioning, testing and maintaining DSL networks.  In addition to our DSL business, we also offer software products for biometrics, medical and digital imaging applications.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Aware, Inc. and its subsidiary.  All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of demand deposits, money market funds, commercial paper, and discount notes in highly liquid short-term instruments with original maturities of three months or less from the date of purchase and are stated at cost, which approximates market.

Investments - At December 31, 2007 and 2006, we categorized all securities as “available-for-sale,” since we may liquidate these investments currently.  In calculating realized gains and losses, cost is determined using specific identification.  Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders’ equity if material.  At December 31, 2007, 2006 and 2005, unrealized gains and losses were not material. Gross realized gains on available for sale securities was $0 in 2007, $10 in 2006 and $0 in 2005.  Gross realized losses on available for sale securities was $0 in 2007, $3,387 in 2006 and $0 in 2005.

At December 31, 2007 and December 31, 2006, we held $18.0 million and $19.1 million, respectively, of auction variable rate notes classified as available-for-sale securities.  Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 days, and, despite the long-term nature of their stated contractual maturities, we expect to have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income.  In January 2008, we liquidated all of our auction variable rate notes and invested the proceeds into a money market account.

The cost of securities, which approximates fair value, consists of the following at December 31, 2007 and 2006 (in thousands):

Short-term investments	2007	2006
Auction variable rate notes	$17,955	$19,095
Corporate debt securities	2,033	4,781
U.S. agency securities	16,261	5,387
Total	$36,249	$29,263

Investments	2007	2006
Corporate debt securities	$494	$1,968
Total	$494	$1,968

Short-term investments mature within three to twelve months, and investments mature within one to two years.

Allowance for Doubtful Accounts – Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method.  We evaluate all inventories for net realizable value on a quarterly basis, and record a provision for excess and obsolete inventory when required.

Property and Equipment – Property and equipment are stated at cost.  Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income or loss.  Expenditures for repairs and maintenance are charged to expense as incurred.

The estimated useful lives of assets used by us are:

Building and improvements	30 years
Building improvements	5 to 20 years
Furniture and fixtures	5 years
Computer, office & manufacturing equipment	3 years
Purchased software	3 years

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset.  If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.  The cash flow estimates used to determine the impairment, if any, reflect our best estimates using appropriate assumptions and projections at that time.  We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2007 and 2006.

Revenue Recognition – Revenue is recognized in accordance with Staff Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) and related interpretations.  Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

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

•
Hardware products, including ADSL modules and ADSL test and development systems are standalone products that are sold independently of our technology licensing products.  The terms of sales generally do not contain provisions that obligate us to provide additional products or services after shipment.  Additionally, we do not grant return rights other than normal warranty rights of return.  We recognize revenue: (i) upon shipment when products are shipped FOB shipping point, and (ii) upon delivery at the customer’s location when products are shipped FOB destination.

•
Software products consist of software that is generally sold to OEM customers for integration into their products.  The terms of sale generally do not contain provisions that obligate us to provide additional products or services after shipment, other than technical telephone support for a brief period of time post sale. The cost of providing technical support is inconsequential because of the limited scope of the support.  Additionally, we do not grant return rights other than normal warranty rights of return, and we generally do not customize software for customers.   We also sell maintenance contracts that entitle customers to product updates, which we classify as product revenue.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize software revenue by applying the principles set forth in SAB 104 and American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2, “Software Revenue Recognition”.  Accordingly, we recognize revenue for software licenses: (i) upon shipment when products are shipped FOB shipping point, and (ii) upon delivery at the customer’s location when products are shipped FOB destination.  We recognize revenue for maintenance contracts ratably over the related contract period.

Contract revenue. We enter into nonexclusive agreements with customers that generally require us to deliver technology and/or provide engineering services.  In return, we receive one or more of the following forms of consideration: (i) patent and license fees; (ii) engineering service fees; and (iii) royalty payments.

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

When our agreements include both the delivery of licensing rights and technology and the provision of engineering services, we combine the total patent, license and engineering service fees to be paid under the agreement.  These total fees are recognized ratably over the expected product development period, subject to the limitation that the cumulative revenue recognized through the end of any period may not exceed cumulative contract milestones achieved to date. We review assumptions regarding the product development period on a regular basis and make adjustments as required. We believe that this method represents the appropriate systematic method for revenue recognition for this type of contract.

After customers enter into agreements, they often engage us to provide additional engineering work that is beyond the scope of their original agreement. When customers request additional services, both parties agree to engineering fees that are based on the level of effort required.  We recognize revenue from these agreements either as engineering services are performed or as milestones are achieved.

Royalty revenue.  Royalty revenue is generally recognized in the quarter in which a report is received from a customer detailing the shipments of products incorporating our intellectual property.  This report is typically received in the quarter following sales of products by our customer. The terms of our agreements generally require customers to give notification to us and to pay royalties within 45 to 60 days of the end of the quarter during which sales of products take place.

Income Taxes – We compute deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.  We establish a valuation allowance to offset temporary deductible differences, net operating loss carryforwards and tax credits when it is more likely than not that the deferred tax assets will not be realized.

Capitalization of Software Costs – We capitalize certain internally generated software development costs after technological feasibility of the product has been established.  No software costs were capitalized for the years ended December 31, 2007, 2006 and 2005, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2007 and 2006, we had cash and investments, in excess of federally insured deposit limits of approximately $38.4 million and $39.7 million, respectively.

Concentration of credit risk with respect to net accounts receivable consists of $1.9 million, $1.3 million, and $0.8 million, and $0.5 million with four customers at December 31, 2007 and $1.1 million, $0.9 million, and $0.6 million with three customers at December 31, 2006.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation – We grant stock options to our employees and directors.  Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Effective January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards  No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  We use the Black-Scholes valuation model to estimate the fair value of service condition awards.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield.  We recognize compensation costs on a straight-line basis over the requisite service period.  Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB 25 and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation.

We also award unrestricted stock to our employees under the 2001 Plan. We record the fair value of such awards as stock-based compensation expense in accordance with the provisions of SFAS 123(R).

Computation of Earnings per Share – Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect.  Stock options that are antidilutive are excluded from the calculation.

Use of Estimates – The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates include revenue recognition, reserves for doubtful accounts, reserves for excess and obsolete inventory, useful lives of fixed assets, valuation allowance for deferred income tax assets, and accrued liabilities.  Actual results could differ from those estimates.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.  For the years ended December 31, 2007, 2006 and 2005, comprehensive income (loss) was not materially different from net income (loss).

Advertising Costs – Advertising costs are expensed as incurred and were not material for 2007, 2006 and 2005.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-b which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. For fiscal 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Reclassifications – Certain prior period amounts have been reclassified to be consistent with the current period presentation.

Segments – We organize ourselves as one segment reporting to the chief operating decision-maker.  We have sales outside of the United States, which are described in Note 8.  All long-lived assets are maintained in the United States.

3.	INVENTORIES

            Inventories consisted of the following at December 31 (in thousands):

	2007	2006
Raw materials	$1,424	$819

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2007	2006
Land	$1,080	$1,080
Building and improvements	8,854	8,837
Computer equipment	7,168	6,684
Purchased software	3,129	3,090
Furniture and fixtures	944	938
Office equipment	364	354
Manufacturing equipment	292	289
Total	21,831	21,272
Less accumulated depreciation and amortization	(13,959)	(13,149)
Property and equipment, net	$7,872	$8,123

Depreciation expense amounted to $0.8 million, $0.6 million, and $0.6 million in each of the years ended December 31, 2007, 2006, and 2005, respectively.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

Deferred tax assets are attributable to the following at December 31 (in thousands):

	2007	2006
Federal net operating loss carryforwards	$15,662	$16,983
Research and development and other tax credit carryforwards	16,744	15,674
State net operating loss carryforwards	704	520
Capitalized research and development costs	8,186	9,456
Other	1,529	1,139
Total	42,825	43,772
Less valuation allowance	(42,825)	(43,772)
Deferred tax assets, net	$-	$-

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2007	2006	2005
Federal statutory rate	34%	34%	(34%)
State rate, net of federal benefit	(16)	4	(10)
Foreign tax expense	-	27	-
Tax credits	(545)	(97)	(53)
Change in valuation allowance	504	43	97
Nondeductible compensation expense	31	16	-
Other	6	1	-
Effective tax rate	14%	28%	0%

At December 31, 2007, we had federal net operating loss ("NOL") and research and development credit carryforwards of approximately $46.1 million and $12.2 million respectively, expiring in 2008 through various dates up through 2027.  In 2007, $2.6 million of NOLs and $92,800 of research and development credits expired unused.  Based on an analysis that we performed under Internal Revenue Code Section 382 on our NOLs generated for the period 1997 through 2007, we have not experienced a change in ownership as defined by Section 382, and, therefore, the NOLs are not currently under any Section 382 limitation.  We also have approximately $2.3 million of additional federal NOLs and $138,000 of additional research and development credits for the periods 1993 through 1995 that are currently being assessed under Section 382.  Until we complete our review, these NOLs and research and development credits have not been included as a deferred tax asset and are not included in the balance noted above.  If, upon completion of our review, these NOLs are included as a deferred tax asset, they will likely be subject to a full valuation allowance.  All NOLs incurred prior to 1993 have expired unused.

For state purposes, we had state NOLs and research and development credit carryforwards of approximately $11.2 million and $6.2 million respectively, expiring in 2008 through various dates up to 2022.  In 2007, approximately $527,000 of state NOLs and no research and development credits expired unused.

Subsequent ownership changes, as defined in Section 382, could limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

We recorded a full valuation allowance against our deferred tax assets because we determined that it was more likely than not that such deferred tax assets may not be realized.  Our decision to reserve deferred tax assets was primarily due to the fact that we had net operating losses in 2007, 2006, and 2005.  If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed.

We did not record a provision for income taxes in 2007, 2006, and 2005 due to a net operating loss and the uncertainty of the timing of profitability in future periods. However, in 2007 we paid immaterial amounts of state excise taxes, and in 2006 we paid $0.4 million of taxes to non-U.S. jurisdictions that assess a source withholding tax.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 and also at December 31, 2007, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

6.	EQUITY AND STOCK COMPENSATION PLANS

As discussed in Note 2, we adopted SFAS 123(R) on January 1, 2006.  Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB 25 and related interpretations.  The adoption of SFAS 123(R) had a significant impact on our results of operations.

At December 31, 2007, we have three stock-based compensation plans, which are described below:

Fixed Stock Option Plans – We have two fixed option plans.  Under the 1996 Stock Option Plan (“1996 Plan”), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock.  Under the 2001 Nonqualified Stock Plan (“2001 Plan”), we may grant nonqualified stock options or stock awards to our employees and directors for up to 8,000,000 shares of common stock.  Under both plans, options are granted at an exercise price as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Our options generally vest over three to five years, although we have granted options that are 50% or fully vested on the date of grant.  As of December 31, 2007, there were 3,882,305 shares available for grant under the 2001 Plan, and no shares available under the 1996 Plan.  In February 2005, we granted fully vested stock options to our directors and certain of our officers to purchase an aggregate of 1,658,500 shares of our common stock. The options were granted with exercise prices equal to the fair market value of our common stock on the dates of grant.

During 2007 and 2006, we awarded unrestricted stock to our employees under the 2001 Plan.  In 2007 and 2006, a total of 20,744 and 65,464 net shares were distributed representing $153,000 and $367,000 of stock-based compensation expense, respectively.

The following table presents stock-based employee compensation expenses included in our consolidated statements of operations (in thousands):

	2007	2006
Cost of product sales	$13	$15
Cost of contract revenue	176	149
Research and development	483	904
Selling and marketing	119	289
General and administrative	347	580
Stock-based compensation expense	$1,138	$1,937

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the years ended December 31, 2007 and December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used to determine the fair value of options granted during the years ended December 31, 2007 and December 31, 2006, using the Black-Scholes valuation model were:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Expected term(1)	6.25 years	3.25-6.25 years
Expected volatility factor(2)	51-56%	60-67%
Risk-free interest rate(3)	3.80-4.73%	4.55-4.99%
Expected annual dividend yield	—	—

(1)
The expected term for each grant was determined as the midpoint between the vesting date and the end of the contractual term, also known as the “simplified method” for estimating the expected term described by Staff Accounting Bulletin No. 107 (“SAB 107”).

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

A summary of the transactions of our two fixed stock option plans for the years ended December 31, 2007, 2006, and 2005 are presented below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,489,812	$4.80	6,284,606	$4.73	4,509,808	$3.95
Granted	737,000	4.79	697,000	5.24	2,161,500	6.10
Exercised	(197,853)	3.21	(293,394)	3.01	(339,884)	3.13
Forfeited or cancelled	(54,254)	5.87	(198,400)	6.66	(46,818)	4.05
Outstanding at end of year	6,974,705	$4.84	6,489,812	$4.80	6,284,606	$4.73

Options exercisable at year end	5,809,280	$4.80	5,688,735	$4.72	5,598,113	$4.78

All options granted during the years ended December 31, 2007, 2006 and 2005 had exercise prices equal to the fair market value of our common stock on the date of grant, and the weighted average grant date fair values of options granted were $2.66, $2.85 and $4.25, respectively.

At December 31, 2007, the weighted average remaining contractual term for both options outstanding and options exercisable was approximately 6 years.

At December 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was approximately $3.5 million for both.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The aggregate intrinsic value of options exercised during the year ended December 31, 2007 was approximately $358,000.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price

$0 to $5	3,856,105	$3.35	6.43	3,414,089	$3.19
$5 to $10	3,032,350	5.86	6.26	2,308,941	6.03
$10 to $30	16,750	20.38	2.80	16,750	20.38
$30 to $40	45,000	33.56	1.46	45,000	33.56
$40 to $50	14,500	44.02	2.21	14,500	44.02
$50 to $70	10,000	58.06	1.75	10,000	58.06
	6,974,705	$4.84	6.30	5,809,280	$4.80

At December 31, 2007, unrecognized compensation expense related to non-vested stock options was approximately $2.7 million, which is expected to be recognized over a weighted average period of 2 years.

Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with APB 25. We also had previously adopted the provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net income (loss) and net income (loss) per share.  The following table illustrates the effects on net loss and net loss per share for the year ended December 31, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands):

Year Ended December 31, 2005
Net loss as reported	$(2,468)
Add: Stock-based employee compensation expense included in loss
Less: Total stock-based employee compensation expense determined under the fair value method	(10,113)
Pro forma net loss	$(12,581)
Net loss per share:
Basic and diluted — as reported	$(0.11)
Basic and diluted — pro-forma	$(0.55)

In determining the stock-based compensation expense to be disclosed under SFAS 123, we were required to estimate the fair value of stock awards granted to employees using the Black-Scholes valuation model.  However, differences between the requirements of SFAS 123(R) and SFAS 123 resulted in a different set of assumptions determined by us to be used in our valuation model.  Assumptions used to determine the fair value of options granted under SFAS 123 during the year ended December 31, 2005 were:

Year Ended December 31, 2005
Expected term	3-5 years
Volatility	67-87%
Risk-free interest rate	4.05%
Dividend yield	—

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period.  On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period.  There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period.  Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at any time by the employee and automatically ends on termination of employment.  A total of 350,000 shares of common stock have been reserved for issuance.  As of December 31, 2007 there were 135,022 shares available for future issuance under the ESPP Plan.  We issued 2,465, 2,320, and 32,873 common shares under the ESPP Plan in 2007, 2006, and 2005, respectively.

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

On September 6, 2007, our Board of Directors determined that it would be advisable to amend the Rights Agreement to exempt John B. Stafford, Jr., John S. Stafford, III, and James M. Stafford and their respective affiliates from the definition of “Acquiring Person” in the Rights Agreement.  Accordingly, on September 6, 2007, we executed Amendment No.1 to the Rights Agreement with Computershare Trust Company, N.A. as successor rights agent to implement this amendment.

Share Repurchase Program - On August 28, 2007, we announced a stock repurchase program to purchase up to $5 million of our common stock, subject to market conditions and other factors. Any purchases under our stock repurchase program may be made from time to time without prior notice. The authorization to repurchase our stock expires on December 31, 2008. As of December 31, 2007, we had repurchased 9,107 shares of common stock under this program.

7.	COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments – We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997.  We conduct a portion of our activities in leased facilities in two California locations under non-cancelable operating leases that expire in 2008 and 2010, respectively. The following is a schedule of future minimum rental payments (in thousands):

Year ended December 31,
2008	$18
2009	9
2010	7
Total minimum lease payments	$34

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense was approximately $34,000, $26,000, and $26,000 in 2007, 2006 and 2005, respectively.

Litigation - There are no material pending legal proceedings to which we are a party or to which any of our properties are subject which, either individually or in the aggregate, are expected to have a material adverse effect on our business, financial position or results of operations.

Guarantees and Indemnification Obligations – We enter into agreements in the ordinary course of business that require us: i) to perform under the terms of the contracts, ii) to protect the confidentiality of our customers’ intellectual property, and iii) to indemnify customers, including indemnification against third party claims alleging infringement of intellectual property rights.  We also have agreements with each of our directors and executive officers to indemnify such directors or executive officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of the Company.

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

We sell our products and technology to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2007	2006	2005
United States	$15,508	$12,797	$9,202
Germany	5,759	6,630	4,926
Rest of world	5,170	4,629	1,539
	$26,437	$24,056	$15,667

The portion of total revenue that was derived from major customers was as follows:

	Year ended December 31,
	2007	2006	2005
Customer A	-	20%	20%
Customer B	19%	26%	30%
Customer C	16%	2%	1%
Customer D	10%	1%	-

9.	EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code.  Our contributions to the Plan are at the discretion of the Board of Directors.  Our contributions were approximately $297,000, $316,000, and $289,000 in 2007, 2006 and 2005, respectively.

10.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated as follows (in thousands, except per share data):

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2007	2006	2005

Net income (loss)	$160	$1,034	$(2,468)

Weighted average common shares outstanding	23,738	23,474	23,076
Additional dilutive common stock equivalents	1,346	1,491	-
Diluted shares outstanding	25,084	24,965	23,076

Net income (loss) per share – basic	$0.01	$0.04	$(0.11)
Net income (loss) per share – diluted	$0.01	$0.04	$(0.11)

For the year ended December 31, 2005, potential common stock equivalents of 1,824,826 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the years ended December 31, 2007, 2006 and 2005, options to purchase 2,471,025, 2,423,242, and 2,340,167 shares of common stock at average weighted prices of $7.13, $7.18, and $7.36 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

11.	QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

The following table presents unaudited quarterly operating results for each of our quarters in the two-year period ended December 31, 2007 (in thousands, except per share data):

	2007 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$5,800	$6,429	$7,456	$6,753
Gross profit	3,952	3,329	5,002	4,732
Income (loss) from operations	(593)	(1,464)	529	(300)
Net income (loss)	(98)	(968)	1,034	193

Net income (loss) per share – basic	$0.00	$(0.04)	$0.04	$0.01
Net income (loss) per share – diluted	$0.00	$(0.04)	$0.04	$0.01

	2006 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$6,134	$4,790	$6,682	$6,450
Gross profit	4,736	3,463	5,033	4,724
Income (loss) from operations	128	(1,669)	680	462
Net income (loss)	522	(1,210)	840	882

Net income (loss) per share – basic	$0.02	$(0.05)	$0.04	$0.04
Net income (loss) per share – diluted	$0.02	$(0.05)	$0.03	$0.04

Quarterly amounts may not sum to annual amounts due to rounding and dilution.

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts – Years ended December 31, 2007, 2006, and 2005
(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D	Col. E
		Additions
	Balance at	Charged to	Charged	Deductions	Balance
	Beginning	Costs and	to Other	Charged to	at End
	of Period	Expenses	Accounts	Reserves	of Period
Allowance for doubtful accounts receivable:
2007	$97	$(20)	-	$22	$55
2006	$97	-	-	-	$97
2005	$110	-	-	13	$97

Inventory reserves:
2007	$313	$102	-	$6	$409
2006	$284	29	-	-	$313
2005	$284	-	-	-	$284

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 21, 2008 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 21, 2008 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 21, 2008 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our May 21, 2008 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 21, 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) Financial Statements and Exhibits:

    (3) Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Organization (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-6807 and incorporated herein by reference).
3.2	Articles of Amendment to the Articles of Organization (filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).
4.1
Rights Agreement dated as of October 2, 2001 between Aware, Inc. and Equiserve Trust Company, N.A., as Rights Agent (filed as Exhibit 4(a) to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 3, 2001 and incorporated herein by reference).

4.2	Terms of Series A Participating Cumulative Preferred Stock of Aware, Inc. (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.1 hereto).
4.3	Form of Right Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.1 hereto).
4.4
Amendment No. 1 to Rights Agreement dated September 6, 2007 between Aware, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 7, 2007 and incorporated herein by reference).

10.1*
1996 Stock Option Plan, as amended and restated (filed as Annex A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2000 and incorporated herein by reference).

10.2*
1996 Employee Stock Purchase Plan, as amended and restated (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005 and incorporated herein by reference).

10.3*	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.4*	2001 Nonqualified Stock Plan (filed as Exhibit 99(d)(4) to the Company’s Schedule TO filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference).
10.5*
Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.6 to Company’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.6*
Offer letter dated December 17, 2007 by and between Richard Moberg and Aware, Inc. (filed as Exhibit 99.2 to Company’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference).

10.7*
Consultant Agreement dated December 17, 2007 by and between Richard Moberg and Aware, Inc. (filed as Exhibit 99.3 to Company’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference).

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

                        AWARE, INC.

                        By:  /s/  Michael A. Tzannes
                        Michael A. Tzannes, Chief Executive Officer

                        Date: February 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of February 2008.

Signature	Title

/s/ Michael A. Tzannes	Chief Executive Officer and Director
Michael A. Tzannes	(Principal Executive Officer)

/s/ Edmund C. Reiter	President and Director
Edmund C. Reiter

/s/ Keith E. Farris	Chief Financial Officer
Keith E. Farris	(Principal Financial and Accounting Officer)

/s/ John K. Kerr	Chairman of the Board of Directors
John K. Kerr

/s/ Frederick D. D’Alessio	Director
Frederick D. D’Alessio

/s/ G. David Forney, Jr.	Director
G. David Forney, Jr.

/s/ Adrian F. Kruse	Director
Adrian F. Kruse

/s/ Mark G. McGrath	Director
Mark G. McGrath