Form 10-Q
period 2008-03-31
AWARE INC /MA/
filed 2008-05-09
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended March 31, 2008

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer”, “accelerated filer", and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of May 5, 2008:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	23,914,966 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$27,031	$1,806
Short-term investments	13,273	36,249
Accounts receivable, net	5,043	7,661
Inventories	1,513	1,424
Prepaid expenses and other current assets	698	708
Total current assets	47,558	47,848

Property and equipment, net	7,879	7,872
Investments	-	494
Other assets, net	153	169
Total assets	$55,590	$56,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$872	$939
Accrued expenses	151	174
Accrued compensation	1,315	1,135
Accrued professional	226	156
Deferred revenue	259	413
Total current liabilities	2,823	2,817

Long-term deferred revenue	330	330

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding, 23,914,966 as of March 31, 2008 and 23,854,708 as of December 31, 2007	239	239
Additional paid-in capital	84,109	83,626
Accumulated deficit	(31,911)	(30,629)
Total stockholders’ equity	52,437	53,236

Total liabilities and stockholders’ equity	$55,590	$56,383

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue:
Product sales	$3,924	$3,465
Contract revenue	1,521	1,834
Royalties	431	501
Total revenue	5,876	5,800

Costs and expenses:
Cost of product sales	824	496
Cost of contract revenue	1,018	1,352
Research and development	3,528	2,557
Selling and marketing	969	872
General and administrative	1,193	1,116
Total costs and expenses	7,532	6,393

Loss from operations	(1,656)	(593)
Interest income	383	505

Loss before provision for income taxes	(1,273)	(88)
Provision for income taxes	9	10

Net loss	$(1,282)	$(98)

Net loss per share – basic	$(0.05)	$0.00
Net loss per share – diluted	$(0.05)	$0.00

Weighted average shares – basic	23,880	23,657
Weighted average shares – diluted	23,880	23,657

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,282)	$(98)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	224	210
Stock based compensation	325	235
Provision for doubtful accounts	(15)	-
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	2,633	(603)
Inventories	(89)	(318)
Prepaid expenses	10	(111)
Accounts payable	(67)	259
Accrued expenses	227	173
Deferred revenue	(154)	8
Net cash provided by (used in) operating activities	1,812	(245)

Cash flows from investing activities:
Purchases of property and equipment	(215)	(251)
Sales of investments	25,470	6,800
Purchases of investments	(2,000)	(5,958)
Net cash provided by investing activities	23,255	591

Cash flows from financing activities:
Proceeds from issuance of common stock	158	177
Net cash provided by financing activities	158	177

Increase in cash and cash equivalents	25,225	523
Cash and cash equivalents, beginning of period	1,806	8,571

Cash and cash equivalents, end of period	$27,031	$9,094

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)           Basis of Presentation

The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2008, and of operations and cash flows for the interim periods ended March 31, 2008 and 2007.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  We filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 2007 in conjunction with our 2007 Annual Report on Form 10-K.

The results of operations for the interim period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year.

B)           Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements".  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008, for our financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value. These investments had a fair value of $13.3 million as of March 31, 2008 and $36.7 million as of December 31, 2007 and are included in short-term investments and investments on our consolidated balance sheets. The fair value of these investments is determined using quoted prices in active markets and is considered a Level 1 input.  Changes in the fair value of these investments have historically been insignificant.

Our cash and cash equivalents, including money market securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

C)           Inventory

Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventory consists primarily of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$1,506	$1,424
Finished goods	7	-
Total	$1,513	$1,424

D)           Computation of Earnings per Share

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

Net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007

Net loss	$(1,282)	$(98)

Weighted average common shares outstanding	23,880	23,657
Additional dilutive common stock equivalents	-	-
Diluted shares outstanding	23,880	23,657

Net loss per share – basic	$(0.05)	$0.00
Net loss per share – diluted	$(0.05)	$0.00

For the three month periods ended March 31, 2008 and 2007 potential common stock equivalents of 646,887 and 1,484,561, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the three month periods ended March 31, 2008 and 2007, options to purchase 3,471,768 and 2,425,242 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)           Stock-Based Compensation

The following table presents stock-based employee compensation expenses included in the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Cost of product sales	$3	$2
Cost of contract revenue	34	36
Research and development	167	85
Selling and marketing	31	21
General and administrative	90	91
Stock-based compensation expense	$325	$235

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended March 31, 2008 and March 31, 2007. For stock options issued prior to December 31, 2007, we used the simplified method as promulgated by SAB 107 for estimating the expected option term. For stock options issued subsequent to December 31, 2007, we used the calculated historical term of stock options in computing the expected option term. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

F)           Business Segments

The Company organizes itself as one segment and conducts its operations in the United States.

The Company sells its products and technology to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended
	March 31,
	2008	2007

United States	$4,001	$3,997
Germany	1,514	1,005
Rest of World	361	798
	$5,876	$5,800

G)           Income Taxes

As of December 31, 2007, we had federal net operating loss and research and experimentation credit carryforwards of approximately $46.1 million and $12.2 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2008 through 2027.  In addition, at December 31, 2007, we had approximately $11.2 million and $6.2 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2008 through 2022.

Based on an analysis that we performed under Internal Revenue Code Section 382 on our NOLs generated for the period 1997 through 2007, we have not experienced a change in ownership as defined by Section 382, and, therefore, the NOLs are not currently under any Section 382 limitation.

H)           Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-b which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows, nor do we believe that the adoption of FSP FAS 157-b will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and therefore, SFAS 159 did not have an impact on our consolidated financial statements.

I)             Share Repurchase Program

On August 28, 2007, we announced a stock repurchase program to purchase up to $5 million of our common stock, subject to market conditions and other factors. Any purchases under our stock repurchase program may be made from time to time without prior notice. The authorization to repurchase our stock expires on December 31, 2008. Repurchases of common stock under this program included 9,107 shares in 2007 and no shares during the three months ended March 31, 2008.

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

Product sales increased 13% from $3.5 million in the first quarter of 2007 to $3.9 million in the current year quarter.  As a percentage of total revenue, product sales increased from 60% in the first quarter of 2007 to 67% in the current year quarter.  The dollar increase was primarily due to increases in the sale of biometric and test and diagnostic software, and to a lesser extent, hardware sales.

Contract Revenue. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to Aware’s patents, DSL technology, DSL test and diagnostic technology, and biometrics technology.

Contract revenue decreased 17% from $1.8 million in the first quarter of 2007 to $1.5 million in the current year quarter.  As a percentage of total revenue, contract revenue decreased from 32% in the first quarter of 2007 to 26% in the current year quarter. The dollar decrease was primarily due to lower contract revenue from DSL technology contracts, which was partially offset by increased contract revenue from biometrics technology contracts. DSL contract revenue was lower this quarter primarily because we were unable to sign new contracts during the quarter. Lower contract revenue was also due to an unannounced customer who notified us that it wished to terminate an ongoing development project with us as a result of its sale of certain DSL assets to another company.

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

Royalties decreased 14% from $0.5 million in the first quarter of 2007 to $0.4 million in the current year quarter. As a percentage of total revenue, royalties decreased from 9% in the first quarter of 2007 to 7% in the current year quarter.  The dollar decrease in royalties was due to a $0.1 million decrease in ADSL royalties.

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

Cost of Product Sales.  Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.  Cost of product sales increased 66% from $496,000 in the first quarter of 2007 to $824,000 in the current year quarter.  As a percentage of product sales, cost of product sales increased from 14% in the first quarter of 2007 to 21% in the current year quarter, which means that product gross margins decreased from 86% to 79%. The cost of product sales dollar increase and gross margin decline were primarily due to lower gross margins on hardware products. The year over year decline in hardware gross margins was primarily due to the margin characteristics of the products in the sales mix and higher manufacturing overhead costs.

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

Cost of contract revenue decreased 25% from $1.4 million in the first quarter of 2007 to $1.0 million in the current year quarter.  Cost of contract revenue as a percentage of contract revenue, was 74% in the first quarter of 2007 and 67% in the current quarter. The dollar decrease in cost of contract revenue was primarily a function of lower DSL contract revenue in the current quarter, which decreased the amount we charged to cost of contract revenue. Lower cost of contract revenue from DSL contracts was partially offset by increased cost of contract revenue from biometrics contracts.

Research and Development Expense.  Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expenses increased 38% from $2.6 million in the first quarter of 2007 to $3.5 million in the current year quarter. As a percentage of total revenue, research and development expense increased from 44% in the first quarter of 2007 to 60% in the current year quarter.  The dollar increase in research and development expense was primarily due to a shift of engineering resources from customer contracts (i.e., cost of contract revenue) to internal development projects (i.e., research and development expense). To the extent our engineering resources are not required for customer projects for which we receive contract revenue, we redeploy those resources to work on internal development projects, which is what we did in the current year quarter.  The dollar increase in research and development expense was also driven by higher engineering compensation expense, which was the result of headcount growth and salary increases.

Our research and development spending was principally focused on improving our ADSL, ADSL2 and ADSL2plus StratiPHY2+™ technology and chips, developing and improving our VDSL2 StratiPHY3™ technology and chips, developing bonded ADSL and VDSL technology and chips, developing analog front-end technology for DSL solutions, developing test and diagnostics hardware and software and developing imaging and biometrics software.

Selling and Marketing Expense.  Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense.  Sales and marketing expense increased 11% from $0.9 million in the first quarter of 2007 to $1.0 million in the current year quarter.  As a percentage of total revenue, sales and marketing expense increased from 15% in the first quarter of 2007 to 16% in the current year quarter.  The dollar increase was mainly attributable to headcount growth in the sales organization, which increased compensation, travel and facilities expenses.

General and Administrative Expense.  General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses.  General and administrative expenses increased 7% from $1.1 million in the first quarter of 2007 to $1.2 million in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 19% in the first quarter of 2007 to 20% in the current year quarter. The dollar increase was mainly attributable to expenses related to a CFO transition that occurred in the current year quarter, and salary increases for administrative staff.

Interest Income.  Interest income decreased 24% from $505,000 in the first quarter of 2007 to $383,000 in the current year quarter.  The dollar decrease was primarily due to a significant fall in money market interest rates during the first three months of 2008 and a decision we made to liquidate our portfolio of auction rate securities in January 2008 and invest the proceeds into a lower yielding money market fund.

Income Taxes. We made no provision for income taxes in the first three months of 2007 and 2008 due to net losses incurred and the uncertainty of the timing of profitability in future periods, except for $9,000 and $10,000 of state excise tax paid in the first quarter of 2008 and 2007, respectively.  In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.  As of March 31, 2008, our deferred tax assets continue to be fully reserved.  We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

As of December 31, 2007, we had federal net operating loss and research and experimentation credit carryforwards of approximately $46.1 million and $12.2 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2008 through 2027.  In addition, at December 31, 2007, we had approximately $11.2 million and $6.2 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2008 through 2022.

Based on an analysis that we performed under Internal Revenue Code Section 382 on our NOLs generated for the period 1997 through 2007, we have not experienced a change in ownership as defined by Section 382, and, therefore, the NOLs are not currently under any Section 382 limitation.

Liquidity and Capital Resources

At March 31, 2008, we had cash, cash equivalents, short-term investments, and investments of $40.3 million, which represents an increase of $1.8 million from December 31, 2007.  The increase was primarily due to $1.8 million of cash provided by operations and $0.2 million of proceeds from the exercise of employee stock options. The increase was partially offset by $0.2 million of capital spending.

Cash provided by operations in the first three months of 2008 was primarily due to a reduction of working capital of $2.5 million, which was partially offset by a net loss of $1.3 million, adjusted for non-cash items related to depreciation and amortization of $0.2 million, and stock based compensation expense of $0.3 million. Capital spending was primarily related to the purchase of computer hardware, and laboratory equipment used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-b which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows, nor do we believe that the adoption of FSP FAS 157-b will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and therefore, SFAS 159 did not have an impact on our consolidated financial statements.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio.  Our investment portfolio has included:

●	Cash and cash equivalents, which consist of financial instruments with original maturities of three months or less; and
●
Investments, which consist of financial instruments that meet the high quality standards specified in our investment policy.  This policy dictates that all instruments mature in three years or less, and limits the amount of credit exposure to any one issue, issuer, and type of instrument.

We do not use derivative financial instruments for speculative or trading purposes.  As of March 31, 2008, we had $40.3 million in cash, cash equivalents and short-term investments that matured in twelve months or less.  Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. In January 2008, we liquidated all of our auction rate securities and invested the proceeds in a money market account.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

●	market acceptance of broadband technologies we supply by semiconductor or equipment companies;
●	the extent and timing of new transactions with semiconductor companies;
●	changes in our and our customers’ development schedules and levels of expenditure on research and development;
●	the loss of a strategic relationship or termination of a project by a customer;

●	equipment companies' acceptance of integrated circuits produced by our customers;
●	the loss by a customer of a strategic relationship with an equipment company customer;
●	announcements or introductions of new technologies or products by us or our competitors;
●	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
●	failures or problems in our hardware or software products;
●	price pressure in the biometrics or test and diagnostics markets from our competitors;
●	delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
●	competitive pressures resulting in lower contract revenues or royalty rates;
●	competitive pressures resulting in lower software or hardware product revenues;
●	personnel changes, particularly those involving engineering and technical personnel;
●	costs associated with protecting our intellectual property;
●	the potential that customers could fail to make payments under their current contracts;
●	ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market surpluses;
●	VDSL market-related issues, including lower VDSL chipset unit demand brought on by excess channel inventory and lower average selling prices for VDSL chipsets as a result of market surpluses;
●	hardware manufacturing issues, including yield problems in our hardware platforms, and inventory buildup and obsolescence;
●	product gross margin may be affected by various factors including, but not limited to, product mix, product life cycle, and provision for excess and obsolete inventory;
●	significant fluctuations in demand for our hardware products;
●	regulatory developments; and
●	general economic trends and other factors.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful.  You should not rely on our quarterly revenue and operating results to predict our future performance.

We Experienced Net Losses

We had a net annual loss during 2001, 2002, 2003, 2004 and 2005, and a quarterly loss in the first quarter of 2008.  We may experience losses in the future if:
●	the test and diagnostics, semiconductor, telecommunications or biometrics markets decline;
●	new and/or existing customers do not choose to use our software or hardware products; or
●	new and/or existing customers do not choose to use our intellectual property for new chipset products or do not increase their revenues from sales of chipsets with our technology.

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

We face numerous risks in successfully obtaining suitable customers on terms consistent with our business model, including, among others:

●	we must typically undergo a lengthy and expensive process of building a relationship with a potential customer before there is any assurance of an agreement with such party;
●
we must persuade semiconductor and equipment manufacturers with significant resources to rely on us for critical technology on an ongoing basis rather than trying to develop similar technology internally;

●
we must persuade potential customers to bear development costs associated with our technology applications and to make the necessary investment to successfully manufacture chipsets and products using our technology; and

●	we must successfully transfer technical know-how to customers.

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

Biometrics Business Risks

Our biometrics business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual revenue and operating results, including:

●	market acceptance of our biometric technologies and products;
●	changes in contracting practices of government or law enforcement agencies;
●	the failure of the biometrics market to experience continued growth;
●	announcements or introductions of new technologies or products by our competitors;
●	delays or problems in the introduction or performance of enhancements or of future generations of our technology;

●	failures or problems in our biometric software products;
●	the risk that current or potential customers might decide to develop their own software rather than buy it from us;
●	delays in the adoption of new industry biometric standards or changes in market perception of the value of new or existing standards;
●	growth of proprietary biometric systems which do not conform to industry standards;
●	competitive pressures resulting in lower software product revenues;
●	personnel changes, particularly those involving engineering, technical and sales and marketing personnel;
●	costs associated with protecting our intellectual property;
●	litigation by third parties for alleged infringement of their proprietary rights;
●	the potential that customers could fail to make payments under their current contracts;
●	regulatory developments; and
●	general economic trends and other factors.

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

Our Stock Price May Be Extremely Volatile

Volatility in our stock price may negatively affect the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation.  The market price of our common stock has fluctuated substantially and could continue to fluctuate based on a variety of factors, including:

●	quarterly fluctuations in our operating results;
●	changes in future financial guidance that we may provide to investors and public market analysts;
●	changes in our relationships with our customers;
●	announcements of technological innovations or new products by us, our customers or our competitors;
●	changes in DSL or biometrics market growth rates as well as investor perceptions regarding the investment opportunity that companies participating in the DSL or biometrics industry afford them;
●	changes in earnings estimates by public market analysts;
●	key personnel losses;
●	sales of our common stock; and
●	developments or announcements with respect to industry standards, patents or proprietary rights.

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

ITEM 2:
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2008, to March 31, 2008	-	-	-	$4,961,830

(1) On August 28, 2007, we issued a press release announcing that our board of directors had approved the repurchase from time to time through December 31, 2008 of up to $5,000,000 of our common stock. During 2007, we purchased 9,107 shares authorized under this plan.  During the first quarter of 2008, we made no repurchases under this plan.

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

AWARE, INC.

Date: May 9, 2008	By:	/s/ Michael A. Tzannes
Michael A. Tzannes, Chief Executive Officer

Date: May 9, 2008	By:	/s/ Richard P. Moberg
Richard P. Moberg, Chief Financial
Officer (Principal Financial and
Accounting Officer)