Form 10-Q
period 2008-06-30
AWARE INC /MA/
filed 2008-07-25
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended June 30, 2008

Commission file number 000-21129

AWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2911026
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 22, 2008:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	23,766,175 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets as of
	June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations for the
	Three and Six Months Ended June 30, 2008
	and June 30, 2007	4

	Consolidated Statements of Cash Flows for the
	Three and Six Months Ended June 30, 2008
	and June 30, 2007	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	16

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of
	Proceeds	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits	29

	Signatures	29

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$37,865	$1,806
Short-term investments	-	36,249
Accounts receivable, net	5,694	7,661
Inventories	2,070	1,424
Prepaid expenses and other current assets	573	708
Total current assets	46,202	47,848

Property and equipment, net	7,723	7,872
Investments	-	494
Other assets, net	135	169
Total assets	$54,060	$56,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$954	$939
Accrued expenses	136	174
Accrued compensation	1,118	1,135
Accrued professional	233	156
Deferred revenue	319	413
Total current liabilities	2,760	2,817

Long-term deferred revenue	330	330

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding, 23,766,175 as of June 30, 2008 and 23,854,708 as of December 31, 2007	238	239
Additional paid-in capital	83,900	83,626
Accumulated deficit	(33,168)	(30,629)
Total stockholders’ equity	50,970	53,236

Total liabilities and stockholders’ equity	$54,060	$56,383

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue:
Product sales	$3,948	$3,771	$7,872	$7,236
Contract revenue	1,776	1,575	3,298	3,409
Royalties	443	1,083	874	1,584
Total revenue	6,167	6,429	12,044	12,229

Costs and expenses:
Cost of product sales	624	1,690	1,448	2,186
Cost of contract revenue	1,129	1,410	2,148	2,762
Research and development	3,511	2,650	7,039	5,206
Selling and marketing	1,186	999	2,155	1,872
General and administrative	1,285	1,144	2,478	2,260
Total costs and expenses	7,735	7,893	15,268	14,286

Loss from operations	(1,568)	(1,464)	(3,224)	(2,057)
Interest income	315	503	698	1,008

Loss before provision for income taxes	(1,253)	(961)	(2,526)	(1,049)
Provision for income taxes	4	7	13	17

Net loss	$(1,257)	$(968)	$(2,539)	$(1,066)

Net loss per share – basic	$(0.05)	$(0.04)	$(0.11)	$(0.05)
Net loss per share – diluted	$(0.05)	$(0.04)	$(0.11)	$(0.05)

Weighted average shares – basic	23,869	23,715	23,875	23,687
Weighted average shares - diluted	23,869	23,715	23,875	23,687

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,539)	$(1,066)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	457	426
Stock based compensation	718	487
Provision for doubtful accounts	(19)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	1,986	(128)
Inventories	(646)	(337)
Prepaid expenses	135	419
Accounts payable	15	122
Accrued expenses	22	28
Deferred revenue	(94)	(526)
Net cash provided by (used in) operating activities	35	(575)

Cash flows from investing activities:
Purchases of property and equipment	(274)	(345)
Sales of investments	38,743	10,255
Purchases of investments	(2,000)	(10,414)
Net cash provided by (used in) investing activities	36,469	(504)

Cash flows from financing activities:
Proceeds from issuance of common stock	337	306
Repurchase of common stock	(782)	-
Net cash provided by (used in) financing activities	(445)	306

Increase (decrease) in cash and cash equivalents	36,059	(773)
Cash and cash equivalents, beginning of period	1,806	8,571

Cash and cash equivalents, end of period	$37,865	$7,798

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)           Basis of Presentation

The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2008, and of operations and cash flows for the interim periods ended June 30, 2008 and 2007.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

The results of operations for the interim period ended June 30, 2008 are not necessarily indicative of the results to be expected for the year.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  Our available for sale investments had a fair value of $36.7 million as of December 31, 2007 and were included in short-term investments and investments on our consolidated balance sheets.  The fair value of these investments was determined using quoted prices in active markets and is considered a Level 1 input.  Changes in the fair value of these investments have historically been insignificant.  We had no available for sale investments at June 30, 2008.

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

C)           Inventory

Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventory consists primarily of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$2,055	$1,424
Finished goods	15	-
Total	$2,070	$1,424

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

Net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(1,257)	$(968)	$(2,539)	$(1,066)

Weighted average common shares outstanding	23,869	23,715	23,875	23,687
Additional dilutive common stock equivalents	-	-	-	-
Diluted shares outstanding	23,869	23,715	23,875	23,687

Net loss per share – basic and diluted	$(0.05)	$(0.04)	$(0.11)	$(0.05)

For the three month periods ended June 30, 2008 and 2007 potential common stock equivalents of 238,039 and 1,546,096, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the six month period ended June 30, 2008 and 2007 potential common stock equivalents of 448,568 and 1,517,117, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive.

For the three month periods ended June 30, 2008 and 2007, options to purchase 4,455,998 and 2,285,575 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  For the six month periods ended June 30, 2008 and 2007, options to purchase 3,932,798 and 2,399,575 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)           Stock-Based Compensation

The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Cost of product sales	$3	$2	$6	$4
Cost of contract revenue	26	43	60	79
Research and development	160	99	327	184
Selling and marketing	50	25	81	46
General and administrative	154	83	244	174
Stock-based compensation expense	$393	$252	$718	$487

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and six month periods ended June 30, 2008 and June 30, 2007. For stock options issued prior to December 31, 2007, we used the simplified method as promulgated by SAB 107 for estimating the expected option term. For stock options issued subsequent to December 31, 2007, we used the calculated historical term of stock options in computing the expected option term. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

F)           Business Segments

We organize the company as one segment and conduct our operations in the United States.

We sell our products and technology to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

United States	$4,897	$3,566	$8,898	$7,615
Germany	856	1,735	2,371	2,740
Rest of World	414	1,128	775	1,874
	$6,167	$6,429	$12,044	$12,229

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

I)           Share Repurchase Program

On August 28, 2007, we announced a stock repurchase program to purchase up to $5 million of our common stock, subject to market conditions and other factors. Any purchases under our stock repurchase program may be made from time to time without prior notice. The authorization to repurchase our stock expires on December 31, 2008. Repurchases of common stock under this program included 9,107 shares in 2007, and 216,991 shares for a total cost of $0.8 million during the three months ended June 30, 2008.

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

Product sales increased 5% from $3.8 million in the second quarter of 2007 to $3.9 million in the current year quarter.  As a percentage of total revenue, product sales increased from 59% in the second quarter of 2007 to 64% in the current year quarter.

For the six months ended June 30, 2008, product sales increased 9% from $7.2 million in 2007 to $7.9 million in 2008. As a percentage of total revenue, product sales increased from 59% in the first six months of 2007 to 65% in the corresponding period of 2008.

For the three and six month periods, the dollar increase in product sales was primarily due to an increase in revenue from the sale of biometric software, which was partially offset by a decrease in revenue from the sale of test and diagnostic hardware and software.

Contract Revenue. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to Aware’s patents, DSL technology, DSL test and diagnostic technology, and biometrics technology.

Contract revenue increased 13% from $1.6 million in the second quarter of 2007 to $1.8 million in the current year quarter.  As a percentage of total revenue, contract revenue increased from 25% in the second quarter of 2007 to 29% in the current year quarter. The dollar increase in contract revenue was due to higher revenue from biometrics technology contracts, which was partially offset by a decrease in revenue from DSL technology contracts. DSL contract revenue was lower because we performed less engineering services for existing customers, and we were unable to sign contracts with new customers.

For the six months ended June 30, 2008, contract revenue decreased 3% from $3.4 million in 2007 to $3.3 million in 2008. As a percentage of total revenue, contract revenue decreased from 28% in the first six months of 2007 to 27% in the corresponding period of 2008. The dollar decrease in contract revenue was primarily due to decreased revenue from DSL technology contracts, which was mostly offset by higher revenue from biometrics technology contracts.

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

During the last several years, customers and potential customers cautiously evaluated new chipset projects or delayed or cancelled projects in the face of such conditions. Moreover, some of our existing customers have recently decided to exit the DSL chipset business altogether.  During the first quarter of 2008, one of our unannounced DSL licensees notified us that it wished to terminate an ongoing development project with us as a result of its sale of certain DSL assets to another company.  On July 15, 2008, we filed a lawsuit against this licensee seeking damages for breach of contract.  In July 2008, Thomson, another one of our DSL licensees, announced that it was discontinuing its silicon solutions business. As a result of these customer actions, we do not expect to generate additional revenue from these DSL licensing contracts.

Royalties.  Royalties consist of royalty payments that we receive under licensing agreements.  We receive royalties from customers for the right to use our patents and technology in their chipsets or solutions.

Royalties decreased 59% from $1.1 million in the second quarter of 2007 to $0.4 million in the current year quarter. As a percentage of total revenue, royalties decreased from 17% in the second quarter of 2007 to 7% in the current year quarter.

For the six months ended June 30, 2008, royalties decreased 45% from $1.6 million in 2007 to $0.9 million in 2008. As a percentage of total revenue, royalties decreased from 13% in the first six months of 2007 to 7% in the corresponding period of 2008.

For the three and six month periods, the dollar decrease in royalties was primarily due to a decrease in ADSL royalties, and to a lesser degree, to a decrease in VDSL and medical imaging royalties.

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

Cost of Product Sales.  Cost of product sales consists primarily of the cost of hardware product sales. The cost of software product sales is minimal.

Cost of product sales decreased 63% from $1.7 million in the second quarter of 2007 to $0.6 million in the current year quarter.  As a percentage of product sales, cost of product sales decreased from 45% in the second quarter of 2007 to 16% in the current year quarter, which resulted in gross margins on product sales increasing from 55% to 84%.

For the six months ended June 30, 2008, cost of product sales decreased 34% from $2.2 million in 2007 to $1.4 million in 2008.  As a percentage of product sales, cost of product sales decreased from 30% in the first six months of 2007 to 18% in the corresponding period of 2008, which resulted in gross margins on product sales increasing from 70% to 82%.

For the three and six month periods, the dollar decrease in cost of product sales was primarily due to lower sales of test and diagnostic hardware products. The increase in gross margins on product sales was primarily due to a greater proportion of software sales in the product sales mix.

Cost of Contract Revenue.  Cost of contract revenue consists primarily of compensation costs for engineers and expenses for consultants, technology licensing fees, recruiting, supplies, equipment, depreciation and facilities associated with customer development projects.  Our total engineering costs are allocated between cost of contract revenue and research and development expense.  In a given period, the allocation of engineering costs between cost of contract revenue and research and development is a function of the level of effort expended on each. Commencing in the fourth quarter of 2007, cost of contract revenue also includes direct expenses for third party contractors and consultants for biometrics technology contracts.

Cost of contract revenue decreased 20% from $1.4 million in the second quarter of 2007 to $1.1 million in the current year quarter.  Cost of contract revenue as a percentage of contract revenue, was 90% in the second quarter of 2007 and 64% in the current quarter, which resulted in gross margins on contract revenue increasing from 10% to 36%.

For the six months ended June 30, 2008, cost of contract revenue decreased 22% from $2.8 million in the first six months of 2007 to $2.1 million in the corresponding period of 2008.  Cost of contract revenue as a percentage of contract revenue decreased from 81% in the first six months of 2007 to 65% in the corresponding period of 2008, which resulted in gross margins on contract revenue increasing from 19% to 35%.

For the three and six month periods, the dollar decrease in cost of contract revenue was primarily due to lower DSL contract revenue.  Lower cost of contract revenue from DSL contracts was partially offset by increased cost of contract revenue from biometrics contracts, which was due to increased revenue from such contracts.

For the three and six month periods, the increase in gross margins on contract revenue was due to a greater proportion of higher-margin revenue from biometrics contracts in the contract revenue sales mix.

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

Research and development expenses increased 32% from $2.7 million in the second quarter of 2007 to $3.5 million in the current year quarter. As a percentage of total revenue, research and development expense increased from 41% in the second quarter of 2007 to 57% in the current year quarter.

Research and development expenses increased 35% from $5.2 million in the first six months of 2007 to $7.0 million in the first six months of 2008.  As a percentage of total revenue, research and development expense increased from 43% in the first six months of 2007 to 58% in the corresponding period of 2008.

For the three and six month periods, the dollar increase in research and development expense was primarily due to a shift of engineering resources from DSL customer contracts (i.e., cost of contract revenue) to internal development projects (i.e., research and development expense). This resource shift reduced the amount of engineering expenses we allocated to cost of contract revenue, which increased research and development expense to reflect our increased focus on internal projects. To a much lesser extent, the dollar increase in research and development expense was also due to salary increases and higher stock-based compensation expense in the three and six month periods in 2008.

Our research and development spending was principally focused on improving our VDSL2 StratiPHY3™ technology and chips, developing home networking technology in support of the International Telecommunications Union’s G.hn standard, developing analog front-end solutions for broadband applications, developing test and diagnostics hardware and software, and developing biometrics and imaging software.

Selling and Marketing Expense.  Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense.

Sales and marketing expense increased 19% from $1.0 million in the second quarter of 2007 to $1.2 million in the current year quarter.  As a percentage of total revenue, sales and marketing expense increased from 15% in the second quarter of 2007 to 19% in the current year quarter.

For the six months ended June 30, 2008, sales and marketing expenses increased 15%, from $1.9 million in 2007 to $2.2 million in 2008. As a percentage of total revenue, sales and marketing expenses increased from 15% in the first six months of 2007 to 18% in the corresponding period of 2008.

For the three and six month periods, the dollar increase in sales and marketing expense was mainly attributable to salary increases, headcount growth in the sales organization, increased sales commissions on higher biometrics software sales, increased travel expenses, and higher stock-based compensation expense.

General and Administrative Expense.  General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses.

General and administrative expenses increased 12% from $1.1 million in the second quarter of 2007 to $1.3 million in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 18% in the second quarter of 2007 to 21% in the current year quarter.

For the six months ended June 30, 2008, general and administrative expenses increased 10% from $2.3 million in 2007 to $2.5 million in 2008. As a percentage of total revenue, general and administrative expenses increased from 18% in the first six months of 2007 to 21% in the corresponding period of 2008.

For the three and six month periods, the dollar increase in general and administrative expense was mainly attributable to salary increases, higher stock-based compensation expense and legal fees, and a one-time payment to a former director.

Interest Income.  Interest income decreased 37% from $503,000 in the second quarter of 2007 to $315,000 in the current year quarter.  For the six months ended June 30, 2008, interest income decreased 31%, from $1,008,000 in 2007 to $698,000 in 2008.

For the three and six month periods, the dollar decrease in interest income was primarily due to a significant fall in money market interest rates during early 2008. The decrease was also due to a decision we made to liquidate our portfolio of auction rate securities and longer term debt instruments in the first quarter of 2008 and invest the proceeds into a lower-yielding, shorter-term, money market fund.

Income Taxes. We made no provision for income taxes in the first six months of 2007 and 2008 due to net losses incurred and the uncertainty of the timing of profitability in future periods, except for $13,000 and $17,000 of state excise tax paid in the first six months of 2008 and 2007, respectively.  In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.  As of June 30, 2008, our deferred tax assets continue to be fully reserved.  We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

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

Liquidity and Capital Resources

At June 30, 2008, we had cash, cash equivalents, short-term investments, and investments of $37.9 million, which represents a decrease of $0.7 million from December 31, 2007. Cash provided by operations in the first six months of 2008 was $35,000.  The decrease in cash was primarily due to $0.3 million of capital spending and $0.8 million of stock repurchases under a stock buyback program we announced in 2007. These uses of cash were partially offset by $0.3 million of proceeds from the exercise of employee stock options.

Cash provided by operations in the first six months of 2008 was primarily due to a reduction of non-cash working capital items of $1.4 million, which was almost entirely offset by a net loss of $2.5 million, adjusted for non-cash items related to depreciation and amortization of $0.5 million, and stock based compensation expense of $0.7 million. Capital spending was primarily related to the purchase of computer hardware, and laboratory equipment used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

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

We do not use derivative financial instruments for speculative or trading purposes.  As of June 30, 2008, we had $37.9 million in cash and cash equivalents primarily in money market accounts.  Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. In January 2008, we liquidated all of our auction rate securities and invested the proceeds in a money market account. In April 2008, we liquidated the remainder of our investment portfolio of debt instruments and invested the proceeds in a money market account.

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

We Experienced Net Losses

We had a net annual loss during 2001, 2002, 2003, 2004 and 2005, and a loss in the first six months of 2008.  We may experience losses in the future if:
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

The market for DSL chipsets is also intensely competitive.  Our success within the DSL industry requires that DSL equipment manufacturers buy chipsets from our semiconductor customers, and that telephone companies buy DSL equipment from those equipment manufacturers.  Our customers’ chipsets compete with products from other vendors of standards-based and DSL chipsets, including Broadcom, Conexant, Ikanos, and ST Microelectronics.

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

Our Intellectual Property is Subject to Limited Protection

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success.  We regard our technology as proprietary, and we have approximately 52 U.S. patents and 118 foreign patents and a number of pending patent applications.  We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

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

There Has Been and May Continue to be a Cyclical Demand for DSL Chipsets, and There is Intense Competition for DSL Chipsets, Which Has Caused Our Royalty Revenue to Decline

The royalties we receive are influenced by many of the risks faced by the DSL market in general, including cyclical demand which may result in reduced average selling prices (“ASPs”) for DSL chipsets during periods of surplus.  In the past, the DSL industry has experienced an oversupply of DSL chipsets, central office or customer premises equipment.  Excessive inventory levels led to soft chipset demand, which in turn led to declining ASPs.  ASPs have also been under pressure because of intense competition in the DSL chipset marketplace. As a result of the soft demand and declining ASPs for ADSL chipsets, our royalty revenue has decreased substantially. Price decreases for ADSL or VDSL chipsets, and the corresponding decreases in per unit royalties received by us, can be sudden and dramatic.  Pricing pressures may continue during 2008 and beyond.  Our royalty revenue may decline over the long term.

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

Biometrics Software Business Risks

Our biometrics software business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual revenue and operating results, including:

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

Biometrics Services Business Risks

We began to perform engineering services under biometric technology contracts in the fourth quarter of 2007.  Over the last several quarters, our biometrics services business has contributed a more meaningful portion of contract revenue. This nascent business is subject to additional risks, which could materially adversely affect quarterly and annual revenue and operating results, including:

—	our ability to structure and price technology contracts in a manner that is consistent with our business model;
—	our ability to deliver contract milestones: i) in a timely and cost efficient manner, and ii) in a form and condition acceptable to customers;
—	the risk that customers could terminate projects;
—	the risk that we rely substantially on third party contractors and consultants to deliver contract milestones; and
—	the potential that customers could fail to make payments under their contracts.

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

ITEM 2:
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2008, to June 30, 2008	216,991	$3.60	226,098	$4,180,085

(1)  On August 28, 2007, we issued a press release announcing that our board of directors had approved the repurchase from time to time through December 31, 2008 of up to $5,000,000 of our common stock. During 2008 and 2007, we purchased 216,991 and 9,107 shares, respectively, under this plan.

ITEM 4:
Submission of Matters to a Vote of Security Holders

On May 21, 2008, we held our Annual Meeting of Stockholders (the “Annual Meeting”).  Matters voted on and the results of those votes are set forth below:

(1)
Each of Adrian F. Kruse and Edmund C. Reiter was elected to serve as a Class III director of the Company for a term expiring at the annual meeting of stockholders of the Company in 2011 or a special meeting in lieu thereof.  Each of G. David Forney, Jr., John K. Kerr, Mark G. McGrath, and Michael A. Tzannes continued to serve as a director following the Annual Meeting.

The votes cast to elect the Class III directors were:

Name	For	Abstain

Adrian F. Kruse	15,382,310	701,935
Edmund C. Reiter	15,403,008	681,237

ITEM 6:
Exhibits

(a)  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: July 25, 2008	By:	/s/ Michael A. Tzannes
Michael A. Tzannes, Chief Executive Officer

Date: July 25, 2008	By:	/s/ Richard P. Moberg
Richard P. Moberg, Chief Financial Officer (Principal Financial and Accounting Officer)