Form 10-Q
period 2008-09-30
AWARE INC /MA/
filed 2008-10-24
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended September 30, 2008

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
Large Accelerated Filer ☐    Accelerated Filer ☒  Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of October 21, 2008:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	23,307,742 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$37,809	$1,806
Short-term investments	-	36,249
Accounts receivable, net	4,366	7,661
Inventories	1,776	1,424
Prepaid expenses and other current assets	631	708
Total current assets	44,582	47,848

Property and equipment, net	7,621	7,872
Investments	-	494
Other assets, net	118	169
Total assets	$52,321	$56,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$645	$939
Accrued expenses	149	174
Accrued compensation	1,384	1,135
Accrued professional	321	156
Deferred revenue	274	413
Total current liabilities	2,773	2,817

Long-term deferred revenue	330	330

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding, 23,307,742 as of September 30, 2008 and 23,854,708 as of December 31, 2007	233	239
Additional paid-in capital	82,816	83,626
Accumulated deficit	(33,831)	(30,629)
Total stockholders’ equity	49,218	53,236

Total liabilities and stockholders’ equity	$52,321	$56,383

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue:
Product sales	$3,939	$5,097	$11,811	$12,333
Contract revenue	2,014	1,851	5,313	5,260
Royalties	437	508	1,310	2,092
Total revenue	6,390	7,456	18,434	19,685

Costs and expenses:
Cost of product sales	528	901	1,976	3,087
Cost of contract revenue	1,365	1,553	3,512	4,315
Research and development	2,945	2,528	9,984	7,735
Selling and marketing	1,141	936	3,297	2,808
General and administrative	1,315	1,009	3,793	3,269
Total costs and expenses	7,294	6,927	22,562	21,214

Income/(loss) from operations	(904)	529	(4,128)	(1,529)
Interest income	244	512	942	1,520

Income/(loss) before provision for income taxes	(660)	1,041	(3,186)	(9)
Provision for income taxes	3	6	16	23

Net income/(loss)	$(663)	$1,035	$(3,202)	$(32)

Net income/(loss) per share – basic	$(0.03)	$0.04	$(0.13)	$(0.00)
Net income/(loss) per share – diluted	$(0.03)	$0.04	$(0.13)	$(0.00)

Weighted average shares – basic	23,510	23,757	23,753	23,710
Weighted average shares - diluted	23,510	24,996	23,753	23,710

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(3,202)	$(32)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	688	652
Stock based compensation	1,115	792
Provision for doubtful accounts	(25)	-
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	3,320	(2,959)
Inventories	(352)	(604)
Prepaid expenses	77	177
Accounts payable	(295)	454
Accrued expenses	390	389
Deferred revenue	(139)	(441)
Net cash provided by (used in) operating activities	1,577	(1,572)

Cash flows from investing activities:
Purchases of property and equipment	(386)	(500)
Sales of investments	38,743	18,338
Purchases of investments	(2,000)	(20,447)
Net cash provided by (used in) investing activities	36,357	(2,609)

Cash flows from financing activities:
Proceeds from issuance of common stock	359	455
Repurchase of common stock	(2,290)	(38)
Net cash provided by (used in) financing activities	(1,931)	417

Increase (decrease) in cash and cash equivalents	36,003	(3,764)
Cash and cash equivalents, beginning of period	1,806	8,571

Cash and cash equivalents, end of period	$37,809	$4,807

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)            Basis of Presentation

The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2008, and of operations and cash flows for the interim periods ended September 30, 2008 and 2007.

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

The results of operations for the interim period ended September 30, 2008 are not necessarily indicative of the results to be expected for the year.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  Our available for sale investments had a fair value of $36.7 million as of December 31, 2007 and were included in short-term investments and investments on our consolidated balance sheets.  The fair value of these investments was determined using quoted prices in active markets and is considered a Level 1 input.  Changes in the fair value of these investments have historically been insignificant.  We had no available for sale investments at September 30, 2008.

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

C)            Inventory

Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventory consists primarily of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials Finished goods	$1,759 17	$1,424 -
Total	$1,776	$1,424

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

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(663)	$1,035	$(3,202)	$(32)

Weighted average common shares outstanding	23,510	23,757	23,753	23,710
Additional dilutive common stock equivalents	-	1,239	-	-
Diluted shares outstanding	23,510	24,996	23,753	23,710

Net income (loss) per share – basic and diluted	$(0.03)	$0.04	$(0.13)	$(0.00)

For the three month period ended September 30, 2008 potential common stock equivalents of 19,655 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the nine month period ended September 30, 2008 and 2007 potential common stock equivalents of 246,688 and 1,423,513, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive.

For the three month periods ended September 30, 2008 and 2007, options to purchase 6,795,494 and 3,173,175 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  For the nine month periods ended September 30, 2008 and 2007, options to purchase 4,419,787 and 2,420,025 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)            Stock-Based Compensation

The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Cost of product sales	$3	$4	$9	$8
Cost of contract revenue	45	54	105	133
Research and development	136	127	463	311
Selling and marketing	52	32	133	78
General and administrative	161	88	405	262
Stock-based compensation expense	$397	$305	$1,115	$792

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine month periods ended September 30, 2008 and September 30, 2007. For stock options issued prior to December 31, 2007, we used the simplified method as promulgated by SAB 107 for estimating the expected option term. For stock options issued subsequent to December 31, 2007, we used the calculated historical term of stock options in computing the expected option term. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

F)            Business Segments

We organize the company as one segment and conduct our operations in the United States.

We sell our products and technology to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

United States	$4,532	$4,610	$13,431	$12,225
Germany	1,406	1,534	3,776	4,274
Rest of World	452	1,312	1,227	3,186
	$6,390	$7,456	$18,434	$19,685

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

I)           Share Repurchase Program

On August 28, 2007, we announced a stock repurchase program to purchase up to $5 million of our common stock, subject to market conditions and other factors. Any purchases under our stock repurchase program may be made from time to time without prior notice. The authorization to repurchase our stock expires on December 31, 2008. We have repurchased a total of 692,231 shares of common stock under this program at a total cost of $2.3 million, including 466,133 shares at a cost of $1.5 million in the quarter ended September 30, 2008.

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

Product sales decreased 23% from $5.1 million in the third quarter of 2007 to $3.9 million in the current year quarter.  As a percentage of total revenue, product sales decreased from 68% in the second quarter of 2007 to 62% in the current year quarter.  The dollar decrease in product sales was primarily due to a decrease in revenue from the sale of test and diagnostic hardware and software.

For the nine months ended September 30, 2008, product sales decreased 4% from $12.3 million in 2007 to $11.8 million in 2008. As a percentage of total revenue, product sales increased from 63% in the first nine months of 2007 to 64% in the corresponding period of 2008. The dollar decrease in product sales was primarily due to a decrease in revenue from the sale of test and diagnostic hardware and software, which was mostly offset by an increase in revenue from the sale of biometric software.

Contract Revenue. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to the sale or license of Aware’s patents, DSL technology, DSL test and diagnostic technology, and biometrics technology.

Contract revenue increased 9% from $1.9 million in the third quarter of 2007 to $2.0 million in the current year quarter.  As a percentage of total revenue, contract revenue increased from 25% in the third quarter of 2007 to 32% in the current year quarter. The dollar increase in contract revenue was due to higher revenue from biometrics technology contracts, which was mostly offset by a decrease in revenue from DSL technology contracts. DSL contract revenue was lower because we performed less engineering services for existing customers, and we were unable to sign contracts with new customers.

For the nine months ended September 30, 2008, contract revenue increased 1% from $5.26 million in 2007 to $5.31 million in 2008. As a percentage of total revenue, contract revenue increased from 27% in the first nine months of 2007 to 29% in the corresponding period of 2008. The dollar increase in contract revenue was primarily due to increased revenue from biometrics technology contracts, which was mostly offset by lower revenue from DSL technology contracts.

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

Royalties decreased 14% from $0.5 million in the third quarter of 2007 to $0.4 million in the current year quarter. As a percentage of total revenue, royalties were 7% in the third quarter of 2007 and 2008.

For the nine months ended September 30, 2008, royalties decreased 37% from $2.1 million in 2007 to $1.3 million in 2008. As a percentage of total revenue, royalties decreased from 11% in the first nine months of 2007 to 7% in the corresponding period of 2008.

For the three and nine month periods, the dollar decrease in royalties was primarily due to a decrease in ADSL royalties, and to a lesser degree, to a decrease in VDSL and medical imaging royalties.

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

Cost of product sales decreased 41% from $0.9 million in the third quarter of 2007 to $0.5 million in the current year quarter.  As a percentage of product sales, cost of product sales decreased from 18% in the third quarter of 2007 to 13% in the current year quarter, which resulted in gross margins on product sales increasing from 82% to 87%.

For the nine months ended September 30, 2008, cost of product sales decreased 36% from $3.1 million in 2007 to $2.0 million in 2008.  As a percentage of product sales, cost of product sales decreased from 25% in the first nine months of 2007 to 17% in the corresponding period of 2008, which resulted in gross margins on product sales increasing from 75% to 83%.

For the three and nine month periods, the dollar decrease in cost of product sales was primarily due to lower sales of test and diagnostic hardware products. The increase in gross margins on product sales was primarily due to a greater proportion of software sales in the product sales mix.

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

Cost of contract revenue decreased 12% from $1.6 million in the third quarter of 2007 to $1.4 million in the current year quarter.  Cost of contract revenue as a percentage of contract revenue, was 84% in the third quarter of 2007 and 68% in the current quarter, which resulted in gross margins on contract revenue increasing from 16% to 32%.

For the nine months ended September 30, 2008, cost of contract revenue decreased 19% from $4.3 million in the first nine months of 2007 to $3.5 million in the corresponding period of 2008.  Cost of contract revenue as a percentage of contract revenue decreased from 82% in the first nine months of 2007 to 66% in the corresponding period of 2008, which resulted in gross margins on contract revenue increasing from 18% to 34%.

For the three and nine month periods, the dollar decrease in cost of contract revenue was primarily due to lower DSL contract revenue.  Lower cost of contract revenue from DSL contracts was partially offset by increased cost of contract revenue from biometrics contracts, which was due to increased revenue from such contracts.

For the three and nine month periods, the increase in gross margins on contract revenue was due to a greater proportion of higher-margin revenue from biometrics contracts in the contract revenue sales mix.

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

Research and development expenses increased 16% from $2.5 million in the third quarter of 2007 to $2.9 million in the current year quarter. As a percentage of total revenue, research and development expense increased from 34% in the third quarter of 2007 to 46% in the current year quarter.

For the three month period, the dollar increase in research and development expense was primarily due to a shift of engineering resources from DSL customer contracts (i.e., cost of contract revenue) to internal development projects (i.e., research and development expense). This resource shift reduced the amount of engineering expenses we allocated to cost of contract revenue, which increased research and development expense to reflect our increased focus on internal projects. The dollar increase in research and development expense due to reduced expense allocations to cost of contract revenue was partially offset by $0.1 million of lower spending on salaries and outside services, as a result of attrition.

Research and development expenses increased 29% from $7.7 million in the first nine months of 2007 to $10.0 million in the first nine months of 2008.  As a percentage of total revenue, research and development expense increased from 39% in the first nine months of 2007 to 54% in the corresponding period of 2008.

For the nine month period, the dollar increase in research and development expense was primarily due to a shift of engineering resources from DSL customer contracts (i.e., cost of contract revenue) to internal development projects (i.e., research and development expense). This resource shift reduced the amount of engineering expenses we allocated to cost of contract revenue, which increased research and development expense to reflect our increased focus on internal projects. To a much lesser extent, the dollar increase in research and development expense was also due to salary increases.

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

Sales and marketing expense increased 22% from $0.9 million in the third quarter of 2007 to $1.1 million in the current year quarter.  As a percentage of total revenue, sales and marketing expense increased from 13% in the third quarter of 2007 to 18% in the current year quarter.

For the nine months ended September 30, 2008, sales and marketing expenses increased 17%, from $2.8 million in 2007 to $3.3 million in 2008. As a percentage of total revenue, sales and marketing expenses increased from 14% in the first nine months of 2007 to 18% in the corresponding period of 2008.

For the three and nine month periods, the dollar increase in sales and marketing expense was mainly attributable to salary increases, headcount growth in the sales organization, increased sales commissions on higher biometrics software sales, increased travel expenses, increased tradeshow expenses and higher stock-based compensation expense.

General and Administrative Expense.  General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses.

General and administrative expenses increased 30% from $1.0 million in the third quarter of 2007 to $1.3 million in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 14% in the third quarter of 2007 to 21% in the current year quarter.

For the nine months ended September 30, 2008, general and administrative expenses increased 16% from $3.3 million in 2007 to $3.8 million in 2008. As a percentage of total revenue, general and administrative expenses increased from 17% in the first nine months of 2007 to 21% in the corresponding period of 2008.

For the three and nine month periods, the dollar increase in general and administrative expense was mainly attributable to salary increases, higher stock-based compensation expense, and legal fees.

Interest Income.  Interest income decreased 52% from $512,000 in the third quarter of 2007 to $244,000 in the current year quarter.  For the nine months ended September 30, 2008, interest income decreased 38%, from $1.5 million in 2007 to $942,000 in 2008.

For the three and nine month periods, the dollar decrease in interest income was primarily due to a significant fall in money market interest rates during early 2008. The decrease was also due to a decision we made to liquidate our portfolio of auction rate securities and longer term debt instruments in the first quarter of 2008 and invest the proceeds into a lower-yielding, shorter-term, money market fund.

Income Taxes. We made no provision for income taxes in the first nine months of 2007 and 2008 due to net losses incurred and the uncertainty of the timing of profitability in future periods, except for $16,000 and $23,000 of state excise tax paid in the first nine months of 2008 and 2007, respectively.  In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.  As of September 30, 2008, our deferred tax assets continue to be fully reserved.  We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

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

Liquidity and Capital Resources

At September 30, 2008, we had cash, cash equivalents, short-term investments, and investments of $37.8 million, which represents a decrease of $0.7 million from December 31, 2007. The decrease in cash was primarily due to $2.3 million of stock repurchases under our stock buyback program and $0.4 million of capital spending on equipment. These uses of cash were partially offset by $1.6 million of cash provided by operations and $0.4 million of proceeds from the exercise of employee stock options.

Cash provided by operations in the first nine months of 2008 was primarily due to a net inflow of cash from working capital items of $3.0 million, which was partially offset by a net loss of $3.2 million, adjusted for non-cash items related to depreciation and amortization of $0.7 million, and stock based compensation expense of $1.1 million. Capital spending was primarily related to the purchase of computer hardware, and laboratory equipment used principally in engineering activities.

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

We do not use derivative financial instruments for speculative or trading purposes.  As of September 30, 2008, we had $37.8 million in cash and cash equivalents primarily in money market accounts.  Due to the short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. In January 2008, we liquidated all of our auction rate securities and invested the proceeds in a money market account. In April 2008, we liquidated the remainder of our investment portfolio of debt instruments and invested the proceeds in a money market account.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

●	market acceptance of broadband technologies we supply by semiconductor or equipment companies;
●	the extent and timing of new transactions with semiconductor companies;
●	changes in our and our customers’ development schedules and levels of expenditure on research and development;
●	the loss of a strategic relationship or termination of a project by a customer;
●	equipment companies' acceptance of integrated circuits produced by our customers;

●	the loss by a customer of a strategic relationship with an equipment company customer;
●	announcements or introductions of new technologies or products by us or our competitors;
●	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
●	failures or problems in our hardware or software products;
●	price pressure in the biometrics or test and diagnostics markets from our competitors;
●	delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
●	competitive pressures resulting in lower contract revenues or royalty rates;
●	competitive pressures resulting in lower software or hardware product revenues;
●	personnel changes, particularly those involving engineering and technical personnel;
●	costs associated with protecting our intellectual property;
●	the potential that customers could fail to make payments under their current contracts;
●	ADSL market-related issues, including lower ADSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL chipsets as a result of market surpluses;
●	VDSL market-related issues, including lower VDSL chipset unit demand brought on by excess channel inventory and lower average selling prices for VDSL chipsets as a result of market surpluses;
●	hardware manufacturing issues, including yield problems in our hardware platforms, and inventory buildup and obsolescence;
●	product gross margin may be affected by various factors including, but not limited to, product mix, product life cycle, and provision for excess and obsolete inventory;
●	significant fluctuations in demand for our hardware products;
●	regulatory developments; and
●	general economic trends and other factors, including the effects of the recent worldwide credit crisis.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful.  You should not rely on our quarterly revenue and operating results to predict our future performance.

We Experienced Net Losses

We had a net annual loss during 2001, 2002, 2003, 2004 and 2005, and a loss in the first nine months of 2008.  We may experience losses in the future if:
●	the test and diagnostics, semiconductor, telecommunications or biometrics markets decline;
●	new and/or existing customers do not choose to use our software or hardware products; or
●	new and/or existing customers do not choose to use our intellectual property for new chipset products or do not increase their revenues from sales of chipsets with our technology.

Our DSL Licensing and DSL Test and Diagnostic Businesses Depend Upon a Limited Number of Customers, Therefore We Derive a Significant Amount of Revenue from a Small Number of Customers

There are a relatively limited number of companies to which we can sell our DSL technology and OEM equipment companies to which we can sell our DSL test and diagnostic products in a manner consistent with our business model. If we fail to maintain relationships with our current customers or fail to establish a sufficient number of new customer relationships, our business could be seriously harmed.  During 2008, two of our DSL licensing customers decided to exit the DSL chipset business, and therefore we do not expect to generate additional revenue from these customers. In addition, our current and prospective customers may use their superior size and bargaining power to demand terms that are unfavorable to us.

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

We expect that our business will depend to a significant extent on our ability to introduce enhancements and new generations of our DSL and biometrics products as well as new technologies and products that keep pace with changes in these industries. We must continually devote significant engineering resources to achieving technical innovations and product developments.  These developments are complex and require long development cycles.  Moreover, we may have to make substantial investments in technological innovations and product developments before we can determine their commercial viability.  We may lack sufficient financial resources to fund future development.  Also, our customers may decide not to share certain research and development costs with us.  Revenue from technological innovations, even if successfully developed, may not be sufficient to recoup the costs of development.

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

The market for DSL chipsets is also intensely competitive.  Our success within the DSL industry requires that DSL equipment manufacturers buy chipsets from our semiconductor customers, and that telephone companies buy DSL equipment from those equipment manufacturers.  Our customers’ chipsets compete with products from other vendors of standards-based and DSL chipsets, including Broadcom, Conexant, and Ikanos.

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

Our Intellectual Property is Subject to Limited Protection

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success.  We regard our technology as proprietary, and we have approximately 50 U.S. patents and 155 foreign patents and a number of pending patent applications.  We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

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

The Success of Our DSL Licensing and Test and Diagnostics Products Businesses Requires Telephone Companies to Install DSL Service in Volume

The success of our DSL licensing and test and diagnostics products businesses depends upon telephone companies installing DSL service in significant volumes.  If telephone companies do not install DSL service in significant volumes, or if telephone companies install broadband service based on other technologies such as cable or fiber-to-the-home, our DSL licensing business will be seriously harmed.

Moreover, our DSL licensing and test and diagnostics products businesses depend on spending by telephone companies.  If telephone companies reduce their budgets dedicated to DSL service or test infrastructure, our business will be severely harmed.

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

Biometrics Services Business Risks

We began to perform engineering services under biometric technology contracts in the fourth quarter of 2007.  Over the last several quarters, our biometrics services business has contributed a more meaningful portion of contract revenue. This nascent business is subject to additional risks, which could materially adversely affect quarterly and annual revenue and operating results, including:

●	our ability to structure and price technology contracts in a manner that is consistent with our business model;
●	our ability to deliver contract milestones: i) in a timely and cost efficient manner, and ii) in a form and condition acceptable to customers;
●	the risk that customers could terminate projects;
●	the risk that we rely substantially on third party contractors and consultants to deliver contract milestones; and
●	the potential that customers could fail to make payments under their contracts.

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

Our Stock Price May Be Extremely Volatile

Volatility in our stock price may negatively affect the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation.  The market price of our common stock has fluctuated substantially and could continue to fluctuate based on a variety of factors, including:

•	quarterly fluctuations in our operating results;
•	changes in future financial guidance that we may provide to investors and public market analysts;
•	changes in our relationships with our customers;
•	announcements of technological innovations or new products by us, our customers or our competitors;
•	changes in DSL or biometrics market growth rates as well as investor perceptions regarding the investment opportunity that companies participating in the DSL or biometrics industry afford them;
•	changes in earnings estimates by public market analysts;
•	key personnel losses;
•	sales of our common stock;
•	our stock repurchase activities, and
•	developments or announcements with respect to industry standards, patents or proprietary rights.

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

ITEM 2:
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2008, to August 31, 2008	413,444	$3.24	639,542	$2,840,930
September 1, 2008, to September 30, 2008	52,689	$3.22	692,231	$2,671,143

(1) On August 28, 2007, we issued a press release announcing that our board of directors had approved the repurchase from time to time through December 31, 2008 of up to $5,000,000 of our common stock. During 2007 and the first nine months of 2008, we purchased 9,107 and 683,124 shares, respectively, under this plan.

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

AWARE, INC.

Date: October 24, 2008	By:	/s/ Michael A. Tzannes
Michael A. Tzannes, Chief Executive Officer

Date: October 24, 2008	By:	/s/ Richard P. Moberg
Richard P. Moberg, Chief Financial Officer
(Principal Financial and Accounting Officer)