Form 10-Q
period 2009-03-31
AWARE INC /MA/
filed 2009-05-06
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended March 31, 2009

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
YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer”, “accelerated filer", and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of May 1, 2009:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	19,780,952 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$42,513	$45,516
Accounts receivable, net	3,426	2,211
Inventories	1,558	1,656
Prepaid expenses and other current assets	892	598
Total current assets	48,389	49,981

Property and equipment, net	7,327	7,463
Other assets, net	85	102
Total assets	$55,801	$57,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$659	$466
Accrued expenses	282	241
Accrued compensation	1,287	1,480
Accrued professional	163	167
Deferred revenue	297	339
Total current liabilities	2,688	2,693

Long-term deferred revenue	330	330

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding, 23,281,204 as of March 31, 2009 and 23,281,204 as of December 31, 2008	233	233
Additional paid-in capital	83,534	83,143
Accumulated deficit	(30,984)	(28,853)
Total stockholders’ equity	52,783	54,523

Total liabilities and stockholders’ equity	$55,801	$57,546

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue:
Product sales	$2,819	$3,924
Contract revenue	1,277	1,521
Royalties	477	431
Total revenue	4,573	5,876

Costs and expenses:
Cost of product sales	513	824
Cost of contract revenue	908	1,018
Research and development	3,111	3,528
Selling and marketing	1,081	969
General and administrative	1,213	1,193
Total costs and expenses	6,826	7,532

Loss from operations	(2,253)	(1,656)
Interest income	125	383

Loss before provision for income taxes	(2,128)	(1,273)
Provision for income taxes	3	9

Net loss	$(2,131)	$(1,282)

Net loss per share – basic	$(0.09)	$(0.05)
Net loss per share – diluted	$(0.09)	$(0.05)

Weighted average shares – basic	23,281	23,880
Weighted average shares – diluted	23,281	23,880

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,131)	$(1,282)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	227	224
Stock based compensation	391	325
Provision for doubtful accounts	-	(15)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(1,215)	2,633
Inventories	98	(89)
Prepaid expenses	(294)	10
Accounts payable	193	(67)
Accrued expenses	(156)	227
Deferred revenue	(42)	(154)
Net cash provided by (used in) operating activities	(2,929)	1,812

Cash flows from investing activities:
Purchases of property and equipment	(74)	(215)
Sales of investments	-	25,470
Purchases of investments	-	(2,000)
Net cash provided by (used in) investing activities	(74)	23,255

Cash flows from financing activities:
Proceeds from issuance of common stock	-	158
Net cash provided by financing activities	-	158

Increase (decrease) in cash and cash equivalents	(3,003)	25,225
Cash and cash equivalents, beginning of period	45,516	1,806

Cash and cash equivalents, end of period	$42,513	$27,031

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation

The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2009, and of operations and cash flows for the interim periods ended March 31, 2009 and 2008.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  We filed audited financial statements which included all information and footnotes necessary for such presentation for the three years ended December 31, 2008 in conjunction with our 2008 Annual Report on Form 10-K.

The results of operations for the interim period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  We had no available for sale investments as of March 31, 2009 or December 31, 2008.

Our cash and cash equivalents, including money market securities, were $42.5 million and $45.5 million as of March 31, 2009 and December 31, 2008, respectively. We classified our cash and cash equivalents within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

C)	Inventory

Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventory consists primarily of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$1,553	$1,650
Finished goods	5	6
Total	$1,558	$1,656

D)	Computation of Earnings per Share

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

Net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008

Net loss	$(2,131)	$(1,282)

Weighted average common shares outstanding	23,281	23,880
Additional dilutive common stock equivalents	-	-
Diluted shares outstanding	23,281	23,880

Net loss per share – basic	$(0.09)	$(0.05)
Net loss per share – diluted	$(0.09)	$(0.05)

For the three month periods ended March 31, 2009 and 2008 potential common stock equivalents of 195 and 646,887, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the three month periods ended March 31, 2009 and 2008, options to purchase 7,499,993 and 3,471,768 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation

The following table presents stock-based employee compensation expenses included in the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Cost of product sales	$3	$3
Cost of contract revenue	32	34
Research and development	146	167
Selling and marketing	52	31
General and administrative	158	90
Stock-based compensation expense	$391	$325

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended March 31, 2009 and March 31, 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

F)	Business Segments

The Company organizes itself as one segment and conducts its operations in the United States.

The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended
	March 31,
	2009	2008

United States	$2,525	$4,001
Germany	1,034	1,514
Rest of World	1,014	361
	$4,573	$5,876

G)	Income Taxes

As of December 31, 2008, we had federal net operating loss and research and experimentation credit carryforwards of approximately $46.5 million and $12.8 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2009 through 2029.  In addition, at December 31, 2008, we had approximately $11.4 million and $6.6 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2009 through 2023.

Based on an analysis that we performed under Internal Revenue Code Section 382 on our NOLs generated for the period 1997 through 2007, we have not experienced a change in ownership as defined by Section 382, and, therefore, the NOLs are not currently under any Section 382 limitation.

H)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-b which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. We adopted FSP FAS 157-b on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting standard is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 141(R) on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial position, results of operations or cash flows as of the date of adoption. SFAS 141(R) will be applied to any future business combinations.

I)	Share Repurchase Program

On August 28, 2007, we announced a stock repurchase program to purchase up to $5.0 million of our common stock, subject to market conditions and other factors. Any purchases under our stock repurchase program may be made from time to time without prior notice. On October 29, 2008, we announced that the program had been amended to increase the total amount of common stock that may be repurchased from $5.0 million to $10.0 million and to extend the period of time that shares may be repurchased from December 31, 2008 to December 31, 2009. As of March 31, 2009, we had repurchased 721,131 shares of common stock at a total cost of $2.4 million under this program. We did not repurchase any shares during the three months ended March 31, 2009 or 2008.

On March 5, 2009, we announced a modified Dutch auction self-tender offer to purchase up to 3,500,000 shares, or approximately 15%, of our outstanding common stock (including the associated preferred share purchase rights), at a price in the range of $2.20 to $2.60 per share, for a maximum aggregate purchase price of approximately $9.1 million.  The terms of the tender offer also provided the right for us to purchase up to an additional 2% of our shares if the offer was oversubscribed.

The tender offer closed on April 17, 2009, and on April 23, 2009 we repurchased 3,500,252 shares at $2.50 per share for a total cost of $8.8 million, excluding expenses.

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

Product sales decreased 28% from $3.9 million in the first quarter of 2008 to $2.8 million in the current year quarter.  As a percentage of total revenue, product sales decreased from 67% in the first quarter of 2008 to 62% in the current year quarter.  The dollar decrease was primarily due to lower sales of biometric software and test and diagnostics hardware, which was partially offset by increased sales of test and diagnostics software.

Contract Revenue. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to the sale or license of Aware’s patents, DSL technology, DSL test and diagnostics technology, and biometrics technology.

Contract revenue decreased 16% from $1.5 million in the first quarter of 2008 to $1.3 million in the current year quarter.  As a percentage of total revenue, contract revenue increased from 26% in the first quarter of 2008 to 28% in the current year quarter. The dollar decrease was primarily due to lower contract revenue from biometrics technology contracts, which was partially offset by a slight increase in contract revenue from DSL technology contracts. Revenue from biometrics technology contracts was lower in the current year quarter primarily because revenue from a large project that commenced in late 2007 was lower in the current quarter.

Although revenue from DSL technology contracts was slightly higher in the current year quarter, the environment for licensing DSL technology over the last few years has been characterized by uncertainty in the semiconductor and telecommunications industries generally, and intense competition and falling prices for DSL chipsets specifically. During the last several years, we have seen customers and potential customers cautiously evaluate new chipset projects or delay or cancel projects in the face of such conditions. Moreover, in the recent past, three of our licensees decided to exit the DSL chipset business altogether.  As a result of these conditions and customer actions, we expect that our ability to grow or maintain revenue from these activities in the future will be challenging.

Royalties.  Royalties consist of royalty payments that we receive under agreements with our customers.  We receive royalties from customers for rights to Aware technology and/or patents, typically associated with the incorporation of Aware technology and/or patents in customer chipsets or solutions.

Royalties increased 11% from $0.4 million in the first quarter of 2008 to $0.5 million in the current year quarter. As a percentage of total revenue, royalties increased from 7% in the first quarter of 2008 to 10% in the current year quarter.  The dollar increase in royalties was due to a $0.1 million increase in ADSL royalties.

Our royalty revenue comes predominantly from ADSL chipset sales by Ikanos Communications, Inc. (“Ikanos”) and ADSL and VDSL chipset sales by Infineon Technologies AG (“Infineon”). Despite steady growth of worldwide DSL subscribers over the last several years, the availability of DSL chipsets from a number of suppliers has caused intense competition among those suppliers.  We are uncertain as to whether our licensees will be able to maintain their market shares and chipset prices in the face of such competition, and whether our relationships with them will contribute meaningful royalties to us in the future.

Cost of Product Sales.  Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.  Cost of product sales decreased 38% from $824,000 in the first quarter of 2008 to $513,000 in the current year quarter.  As a percentage of product sales, cost of product sales decreased from 21% in the first quarter of 2008 to 18% in the current year quarter, which means that product gross margins increased from 79% to 82%. The cost of product sales dollar decrease was primarily due to lower sales of test and diagnostics hardware. The increase in product gross margins was primarily due to a greater proportion of software sales in product sales in the current quarter versus the year ago quarter.

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

Cost of contract revenue decreased 11% from $1.0 million in the first quarter of 2008 to $0.9 million in the current year quarter.  Cost of contract revenue as a percentage of contract revenue, was 67% in the first quarter of 2008 and 71% in the current quarter, which means that the gross margins on contract revenue decreased from 33% to 29%. The dollar decrease in cost of contract revenue was primarily a function of lower biometrics contract revenue in the current quarter, which decreased the amount we charged to cost of contract revenue. Lower cost of contract revenue from biometrics contracts was partially offset by increased cost of contract revenue from DSL contracts.

Research and Development Expense.  Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expenses decreased 12% from $3.5 million in the first quarter of 2008 to $3.1 million in the current year quarter. As a percentage of total revenue, research and development expense increased from 60% in the first quarter of 2008 to 68% in the current year quarter. The dollar decrease in research and development expense was primarily due to: 1) headcount attrition in our engineering organization over the past year and lower spending on design and other outside services; and 2) a slight shift of engineering resources from internal development projects (i.e., research and development expense) to DSL customer contracts (i.e., cost of contract revenue).

Our research and development spending was principally focused on developing analog and digital silicon IP solutions for broadband communications applications, developing test and diagnostics hardware and software, and developing biometrics and imaging software.

Selling and Marketing Expense.  Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense.  Sales and marketing expense increased 12% from $1.0 million in the first quarter of 2008 to $1.1 million in the current year quarter.  As a percentage of total revenue, sales and marketing expense increased from 16% in the first quarter of 2008 to 24% in the current year quarter.  The dollar increase was mainly attributable to headcount growth in our biometrics sales organization, which was partially offset by lower sales commissions.

General and Administrative Expense.  General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses.  General and administrative expenses increased 2% from slightly less than $1.2 million in the first quarter of 2008 to slightly more than $1.2 million in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 20% in the first quarter of 2008 to 27% in the current year quarter. The slight dollar increase was mainly attributable to higher stock-based compensation expenses, which were partially offset by lower legal fees.

Interest Income.  Interest income decreased 67% from $383,000 in the first quarter of 2008 to $125,000 in the current year quarter.  The dollar decrease was primarily due to a significant decline in money market interest rates.

Income Taxes. We made no provision for income taxes in the first three months of 2009 and 2008 due to net losses incurred and the uncertainty of the timing of profitability in future periods, except for $3,000 and $9,000 of state excise tax paid in the first quarter of 2009 and 2008, respectively.  In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.  As of March 31, 2009, our deferred tax assets continue to be fully reserved.  We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

As of December 31, 2008, we had federal net operating loss and research and experimentation credit carryforwards of approximately $46.5 million and $12.8 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2009 through 2029.  In addition, at December 31, 2008, we had approximately $11.4 million and $6.6 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2009 through 2023.

Based on an analysis that we performed under Internal Revenue Code Section 382 on our NOLs generated for the period 1997 through 2007, we have not experienced a change in ownership as defined by Section 382, and, therefore, the NOLs are not currently under any Section 382 limitation.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $42.5 million, which represents a decrease of $3.0 million from December 31, 2008. The decrease in cash was primarily due to cash used by operations of $2.9 million and $0.1 million of capital spending on equipment.

Cash used by operations in the first three months of 2009 was primarily due to a net loss of $2.1 million, adjusted for non-cash items related to depreciation and amortization of $0.2 million, and stock based compensation expense of $0.4 million. We also used $1.4 million of cash to fund working capital items in the first three months of 2009. Capital spending was primarily related to the purchase of computer hardware, and laboratory equipment used principally in engineering activities.

On March 5, 2009, we announced a modified Dutch auction self-tender offer to purchase up to 3,500,000 shares of our common stock. The tender offer closed on April 17, 2009, and on April 23, 2009 we repurchased 3,500,252 shares at $2.50 per share for a total cost of $8.8 million, excluding expenses.

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-b which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. We adopted FSP FAS 157-b on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting standard is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 141(R) on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial position, results of operations or cash flows as of the date of adoption. SFAS 141(R) will be applied to any future business combinations.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio.  Our investment portfolio has included:

●	Cash and cash equivalents, which consist of financial instruments with original maturities of three months or less;
●	Short-term investments, which consist of financial instruments with remaining maturities of twelve months or less; and
●	Investments, which consist of financial instruments that mature in three years or less.

All of our investments meet the high quality standards specified in our investment policy. This policy dictates the maturity period and limits the amount of credit exposure to any one issue, issuer, and type of instrument.

As of March 31, 2009, our cash and cash equivalents of $42.5 million were invested in money market accounts.  Due to the nature and short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of March 31, 2009, we had no investments that matured in more than twelve months.  We do not use derivative financial instruments for speculative or trading purposes.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

●	market acceptance of broadband technologies we supply by semiconductor or equipment companies;
●	the extent and timing of new transactions with customers;
●	changes in our and our customers’ development schedules and levels of expenditure on research and development;

●	the loss of a strategic relationship or termination of a project by a customer;
●	equipment companies' acceptance of integrated circuits produced by our customers;
●	the loss by a customer of a strategic relationship with an equipment company customer;
●	announcements or introductions of new technologies or products by us or our competitors;
●	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
●	failures or problems in our hardware or software products;
●	price pressure in the biometrics or test and diagnostics markets from our competitors;
●	delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
●	competitive pressures resulting in lower contract revenues or royalty rates;
●	competitive pressures resulting in lower software or hardware product revenues;
●	personnel changes, particularly those involving engineering, technical, sales and marketing personnel;
●	costs associated with protecting our intellectual property;
●	the potential that customers could fail to make payments under their current contracts;
●
ADSL or VDSL market-related issues, including lower ADSL or VDSL chipset unit demand brought on by excess channel inventory and lower average selling prices for ADSL or VDSL chipsets as a result of market surpluses;

●	hardware manufacturing issues, including yield problems in our hardware platforms, and inventory buildup and obsolescence;
●	product gross margin may be affected by various factors including, but not limited to, product mix, product life cycle, and provision for excess and obsolete inventory;
●	significant fluctuations in demand for our hardware products;
●	new laws, changes to existing laws, or regulatory developments; and
●	general economic trends and other factors.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful.  You should not rely on our quarterly revenue and operating results to predict our future performance.

We Experienced Net Losses

We had a net annual loss during 2001, 2002, 2003, 2004, and 2005; and a quarterly loss in the first quarter of 2009.  We may experience losses in the future if:
●	the test and diagnostics, semiconductor, telecommunications or biometrics markets decline;
●	new and/or existing customers do not choose to use our software or hardware products;
●	new and/or existing customers do not choose to license and/or buy our patents; or
●	new and/or existing customers do not choose to license our silicon IP for new chipset products or do not maintain or increase their revenues from sales of chipsets with our technology.

Our DSL Licensing and DSL Test and Diagnostics Businesses Depend Upon a Limited Number of Customers, Therefore We Derive a Significant Amount of Revenue from a Small Number of Customers

There are a relatively limited number of companies to which we can sell our DSL technology and a limited number of OEM suppliers to which we can sell our DSL test and diagnostics products in a manner consistent with our business model. If we fail to maintain relationships with our current customers or fail to establish a sufficient number of new customer relationships, our business could be seriously harmed.  In the recent past, three of our DSL silicon IP customers decided to exit the DSL chipset business, and therefore we do not expect to generate additional revenue from these customers. In addition, our current and prospective customers may use their superior size and bargaining power to demand terms that are unfavorable to us.

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

Our DSL licensing and DSL test and diagnostics revenues are dependent upon the success of ADSL and VDSL services. ADSL and VDSL services offered over copper telephone networks also compete with alternative broadband transmission technologies that use other network architectures.  Alternative technologies that use other network architectures to provide high-speed data service include cable modems using cable networks, wireless solutions using wireless networks, and optics technology using fiber optic networks. These alternative broadband transmission technologies may be more successful than ADSL or VDSL and we may not be able to participate in the markets involving these alternative technologies.

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

Our Intellectual Property is Subject to Limited Protection

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success.  We regard our technology as proprietary. Our patent portfolio includes approximately 42 U.S. patents and 98 foreign patents as well as a number of pending patent applications.  We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

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

The Success of Our DSL Test and Diagnostics Products Depends On a Number of Factors

Our success in developing, introducing, selling, and supporting new and enhanced test and diagnostics products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service.  Because of the complexity of our test and diagnostics products, significant delays may occur between a hardware product's initial introduction and commencement of volume production. If we are unsuccessful in developing, introducing, selling and supporting new and enhanced test and diagnostics products, our DSL test and diagnostics business could be seriously harmed.

If Our Test and Diagnostics Hardware and Software Products Have Quality Problems, Our Business Could Be Harmed

If our test and diagnostics products have actual or perceived reliability, quality, functionality or other problems, we may suffer reduced orders, higher manufacturing costs, inability to recognize revenue, delays in collecting accounts receivable and higher service, support and warranty expenses or inventory write-offs, among other effects. We believe that the acceptance, volume production, timely delivery and customer satisfaction of our test and diagnostics products is important to our future financial results. As a result, any inability to correct any technical, reliability, parts shortages or other difficulties or to manufacture and ship our test and diagnostics products on a timely basis meeting customer requirements could damage our relationships and reputation with current and prospective customers, which would harm our revenues and operating results.  Any product problems that may require repair or replacement may adversely affect our customer and/or vendor relationships and have an impact on support costs, warranty reserves, or inventory reserves, among other effects.

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

Biometrics Software Business Risks

Our biometrics software business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual revenue and operating results, including:

●	market acceptance of our biometric technologies and products;
●	changes in contracting practices of government or law enforcement agencies;
●	the failure of the biometrics market to experience continued growth;
●	announcements or introductions of new technologies or products by our competitors;
●	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
●	failures or problems in our biometric software products;
●	the risk that current or potential customers might decide to develop their own software rather than buy it from us;
●	delays in the adoption of new industry biometric standards or changes in market perception of the value of new or existing standards;
●	growth of proprietary biometric systems which do not conform to industry standards;
●	competitive pressures resulting in lower software product revenues;
●	personnel changes, particularly those involving engineering, technical and sales and marketing personnel;
●	costs associated with protecting our intellectual property;
●	litigation by third parties for alleged infringement of their proprietary rights;
●	the potential that customers could fail to make payments under their current contracts;
●	new laws, changes to existing laws, or regulatory developments; and
●	general economic trends and other factors.

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

The world’s financial markets are currently experiencing turmoil, characterized by reductions in available credit, increased costs of credit, volatility in security prices, rating downgrades of investments and reduced valuations of securities generally.  These events have materially and adversely impacted the availability of financing to a wide variety of businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, future product plans, and sales projections across industries and markets.  These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of:

●	reduced demand for our products or our customers’ products that incorporate our technology;
●	increased risk of order cancellations or delays;
●	increased risk that customers may delay or terminate projects;
●	increased pressure on the prices for our products or our customers’ products that incorporate our technology;
●	greater difficulty in collecting accounts receivable; and
●	risks to our liquidity, including the possibility that we might not have access to our cash when needed.

We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, but the longer the duration, the greater the risks we face in operating our business.

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

Our Stock Price May Be Extremely Volatile

Volatility in our stock price may negatively affect the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation.  The market price of our common stock has fluctuated substantially and could continue to fluctuate based on a variety of factors, including:

●	quarterly fluctuations in our operating results;
●	changes in future financial guidance that we may provide to investors and public market analysts;
●	changes in our relationships with our customers;
●	announcements of technological innovations or new products by us, our customers or our competitors;
●	changes in DSL or biometrics market growth rates as well as investor perceptions regarding the investment opportunity that companies participating in the DSL or biometrics industry afford them;
●	changes in earnings estimates by public market analysts;
●	key personnel losses;
●	sales of our common stock;
●	our stock repurchase activities; and
●	developments or announcements with respect to industry standards, patents or proprietary rights.

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

ITEM 2:
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2009 to March 31, 2009	-	-	721,131	$7,603,874

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

(2)
On March 5, 2009, we announced a modified Dutch auction tender offer to purchase up to 3,500,000 shares of our common stock at a price per share of not less than $2.20 and not greater than $2.60. The terms of the tender offer also provided the right for us to purchase up to an additional 2% of our shares if the offer was oversubscribed.  The tender offer closed on April 17, 2009, and on April 23, 2009 we repurchased 3,500,252 shares at $2.50 per share for a total cost of $8.8 million, excluding expenses.

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

AWARE, INC.

Date: May 6, 2009	By:	/s/ Michael A. Tzannes
Michael A. Tzannes, Chief Executive
Officer

Date: May 6, 2009	By:	/s/ Richard P. Moberg
Richard P. Moberg, Chief Financial
Officer (Principal Financial and
Accounting Officer)