Form 10-Q
period 2009-06-30
AWARE INC /MA/
filed 2009-07-31
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended June 30, 2009

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
Large Accelerated Filer ☐    Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 27, 2009:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	19,782,128 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$31,860	$45,516
Accounts receivable, net	4,635	2,211
Inventories	1,128	1,656
Prepaid expenses and other current assets	839	598
Total current assets	38,462	49,981

Property and equipment, net	7,165	7,463
Other assets, net	68	102
Total assets	$45,695	$57,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$535	$466
Accrued expenses	129	241
Accrued compensation	1,276	1,480
Accrued professional	198	167
Deferred revenue	569	339
Total current liabilities	2,707	2,693

Long-term deferred revenue	330	330

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 19,782,128 as of June 30, 2009 and 23,281,204 as of December 31, 2008	198	233
Additional paid-in capital	75,030	83,143
Accumulated deficit	(32,570)	(28,853)
Total stockholders’ equity	42,658	54,523

Total liabilities and stockholders’ equity	$45,695	$57,546

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue:
Product sales	$3,852	$3,948	$6,671	$7,872
Contract revenue	1,442	1,776	2,719	3,298
Royalties	470	443	947	874
Total revenue	5,764	6,167	10,337	12,044

Costs and expenses:
Cost of product sales	1,043	624	1,556	1,448
Cost of contract revenue	909	1,129	1,817	2,148
Research and development	3,058	3,511	6,170	7,039
Selling and marketing	1,184	1,186	2,265	2,155
General and administrative	1,216	1,285	2,429	2,478
Total costs and expenses	7,410	7,735	14,237	15,268

Loss from operations	(1,646)	(1,568)	(3,900)	(3,224)
Interest income	61	315	186	698

Loss before provision for income taxes	(1,585)	(1,253)	(3,714)	(2,526)
Provision for income taxes	1	4	4	13

Net loss	$(1,586)	$(1,257)	$(3,718)	$(2,539)

Net loss per share – basic	$(0.08)	$(0.05)	$(0.17)	$(0.11)
Net loss per share – diluted	$(0.08)	$(0.05)	$(0.17)	$(0.11)

Weighted average shares – basic	20,666	23,869	21,974	23,875
Weighted average shares - diluted	20,666	23,869	21,974	23,875

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,718)	$(2,539)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	448	457
Stock based compensation	800	718
Provision for doubtful accounts	-	(19)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(2,424)	1,986
Inventories	528	(646)
Prepaid expenses	(241)	135
Accounts payable	69	15
Accrued expenses	(285)	22
Deferred revenue	230	(94)
Net cash provided by (used in) operating activities	(4,593)	35

Cash flows from investing activities:
Purchases of property and equipment	(116)	(274)
Sales of investments	-	38,743
Purchases of investments	-	(2,000)
Net cash provided by (used in) investing activities	(116)	36,469

Cash flows from financing activities:
Proceeds from issuance of common stock	3	337
Repurchase of common stock	(8,950)	(782)
Net cash used in financing activities	(8,947)	(445)

Increase (decrease) in cash and cash equivalents	(13,656)	36,059
Cash and cash equivalents, beginning of period	45,516	1,806

Cash and cash equivalents, end of period	$31,860	$37,865

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation

The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2009, and of operations and cash flows for the interim periods ended June 30, 2009 and 2008.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

The results of operations for the interim period ended June 30, 2009 are not necessarily indicative of the results to be expected for the year. We evaluated subsequent events through July 31, 2009, the date of financial statement issuance.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  We had no available for sale investments as of June 30, 2009 or December 31, 2008.

Our cash and cash equivalents, including money market securities, were $31.9 million and $45.5 million as of June 30, 2009 and December 31, 2008, respectively. We classified our cash and cash equivalents within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

C)	Inventory

Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventory consists primarily of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$1,127	$1,650
Finished goods	1	6
Total	$1,128	$1,656

D)	Computation of Earnings per Share

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

Net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(1,586)	$(1,257)	$(3,718)	$(2,539)

Weighted average common shares outstanding	20,666	23,869	21,974	23,875
Additional dilutive common stock equivalents	-	-	-	-
Diluted shares outstanding	20,666	23,869	21,974	23,875

Net loss per share – basic and diluted	$(0.08)	$(0.05)	$(0.17)	$(0.11)

For the three month periods ended June 30, 2009 and 2008 potential common stock equivalents of 6,986 and 238,039, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the six month period ended June 30, 2009 and 2008 potential common stock equivalents of 3,377 and 448,568, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive.

For the three month periods ended June 30, 2009 and 2008, options to purchase 7,564,743 and 4,455,998 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  For the six month periods ended June 30, 2009 and 2008, options to purchase 7,564,743 and 3,932,798 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation

The following table presents stock-based employee compensation expenses included in the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cost of product sales	$3	$3	$5	$6
Cost of contract revenue	36	26	68	60
Research and development	138	160	285	327
Selling and marketing	57	50	109	81
General and administrative	175	154	333	244
Stock-based compensation expense	$409	$393	$800	$718

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended June 30, 2009 and June 30, 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

F)	Business Segments

The Company organizes itself as one segment and conducts its operations in the United States.

The Company sells its products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

United States	$3,578	$4,897	$6,103	$8,898
Germany	1,534	856	2,568	2,371
Rest of World	652	414	1,666	775
	$5,764	$6,167	$10,337	$12,044

G)	Income Taxes

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

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Statement No. 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Statement No. 168 is effective for interim and annual periods ending after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the fiscal period ending September 30, 2009.  This will not have an impact on the consolidated results of the Company.

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

On August 28, 2007, we announced a stock repurchase program to purchase up to $5.0 million of our common stock, subject to market conditions and other factors. Any purchases under our stock repurchase program may be made from time to time without prior notice. On October 29, 2008, we announced that the program had been amended to increase the total amount of common stock that may be repurchased from $5.0 million to $10.0 million and to extend the period of time that shares may be repurchased from December 31, 2008 to December 31, 2009. As of June 30, 2009, we had repurchased 721,131 shares of common stock at a total cost of $2.4 million under this program. We did not repurchase any shares during the three and six month periods ended June 30, 2009.

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

The tender offer closed on April 17, 2009, and on April 23, 2009 we repurchased 3,500,252 shares at $2.50 per share for a total cost of $9.0 million, including expenses.

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

Product sales decreased 2% from $3.95 million in the second quarter of 2008 to $3.85 million in the current year quarter.  As a percentage of total revenue, product sales increased from 64% in the second quarter of 2008 to 67% in the current year quarter.  The dollar decrease in product sales was primarily due to a decrease in revenue from the sale of biometric software, which was partially offset by an increase in revenue from the sale of test and diagnostic hardware and software.

For the six months ended June 30, 2009, product sales decreased 15% from $7.9 million in 2008 to $6.7 million in 2009. As a percentage of total revenue, product sales decreased from 65.4% in the first six months of 2008 to 64.5% in the corresponding period of 2009. The dollar decrease in product sales was primarily due to a decrease in revenue from the sale of biometric software, which was partially offset by an increase in revenue from the sale of test and diagnostic software.

Contract Revenue. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to the sale or license of Aware’s patents, DSL technology, DSL test and diagnostics technology, and biometrics technology.

Contract revenue decreased 19% from $1.8 million in the second quarter of 2008 to $1.4 million in the current year quarter.  As a percentage of total revenue, contract revenue decreased from 29% in the second quarter of 2008 to 25% in the current year quarter.

For the six months ended June 30, 2009, contract revenue decreased 18% from $3.3 million in 2008 to $2.7 million in 2009. As a percentage of total revenue, contract revenue decreased from 27% in the first six months of 2008 to 26% in the corresponding period of 2009.

For the three and six month periods, the dollar decrease was primarily due to lower contract revenue from biometrics technology contracts, which was partially offset by an increase in contract revenue from DSL technology contracts. Revenue from biometrics technology contracts was lower in the current year periods primarily because revenue from a large project that commenced in late 2007 was lower.

Although revenue from DSL technology contracts was slightly higher in the current year periods, the environment for licensing DSL technology over the last few years has been characterized by uncertainty in the semiconductor and telecommunications industries, consolidation in the DSL semiconductor industry, and intense competition and falling prices for DSL chipsets. During the last several years, we have seen customers and potential customers cautiously evaluate new chipset projects or delay or cancel projects in the face of such conditions. Moreover, in the recent past, three of our licensees decided to exit the DSL chipset business altogether.  As a result of these conditions, we expect that our ability to grow or maintain revenue from these activities in the future will be challenging.

On July 7, 2009 Infineon Technologies AG announced that it had agreed to sell its Wireline Communications business, our largest DSL semiconductor licensing customer, to a U.S. investor. It is too soon to assess the impact of this potential sale on our business, but we do not expect any changes to our contractual rights or obligations as a result of this transaction.

Royalties.  Royalties consist of royalty payments that we receive under agreements with our customers.  We receive royalties from customers for rights to Aware technology and/or patents, typically associated with the incorporation of Aware technology and/or patents in customer chipsets or solutions.

Royalties increased 6% from $443,000 in the second quarter of 2008 to $470,000 in the current year quarter. As a percentage of total revenue, royalties increased from 7% in the second quarter of 2008 to 8% in the current year quarter.

For the six months ended June 30, 2009, royalties increased 8% from $874,000 in 2008 to $947,000 in 2009. As a percentage of total revenue, royalties increased from 7% in the first six months of 2008 to 9% in the corresponding period of 2009.

For the three and six month periods, the dollar increase in royalties was primarily due to an increase in ADSL and VDSL royalties.

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

Cost of product sales increased 67% from $624,000 in the second quarter of 2008 to $1.0 million in the current year quarter.  As a percentage of product sales, cost of product sales increased from 16% in the second quarter of 2008 to 27% in the current year quarter, which resulted in gross margins on product sales decreasing from 84% to 73%. The cost of product sales dollar increase was primarily due to higher sales of test and diagnostics hardware. The decrease in product gross margins was primarily due to a greater proportion of hardware sales in product sales in the current quarter versus the year ago quarter.

For the six months ended June 30, 2009, cost of product sales increased 7% from $1.45 million in 2008 to $1.56 million in 2009. As a percentage of product sales, cost of product sales increased from 18% in the first six months of 2008 to 23% in the corresponding period of 2009, which resulted in gross margins on product sales decreasing from 82% to 77%. The cost of product sales dollar increase was primarily due to the mix of hardware products sold in the current year period versus the prior year period. The decrease in product gross margins was primarily due to a greater proportion of hardware sales in product sales in the current quarter versus the year ago quarter.

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

Cost of contract revenue decreased 20% from $1.1 million in the second quarter of 2008 to $0.9 million in the current year quarter.  Cost of contract revenue as a percentage of contract revenue, decreased from 64% in the second quarter of 2008 to 63% in the current quarter, which resulted in gross margins on contract revenue increasing from 36% to 37%.

For the six months ended June 30, 2009, cost of contract revenue decreased 15% from $2.1 million in the first six months of 2008 to $1.8 million in the corresponding period of 2009.  Cost of contract revenue as a percentage of contract revenue increased from 65% in the first six months of 2008 to 67% in the corresponding period of 2009, which resulted in gross margins on contract revenue decreasing from 35% to 33%.

For the three and six month periods, the dollar decrease in cost of contract revenue was primarily due to lower revenue from biometrics contracts. Lower cost of contract revenue from biometrics contracts was partially offset by increased cost of contract revenue from DSL contracts.

Research and Development Expense.  Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expenses decreased 13% from $3.5 million in the second quarter of 2008 to $3.1 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 57% in the second quarter of 2008 to 53% in the current year quarter.

Research and development expenses decreased 12% from $7.0 million in the first six months of 2008 to $6.2 million in the first six months of 2009.  As a percentage of total revenue, research and development expense increased from 58% in the first six months of 2008 to 60% in the corresponding period of 2009.

For the three and six month periods, the dollar decrease in research and development expense was primarily due to: i) headcount attrition in our engineering organization over the past year and lower spending on design and other outside services; and ii) a shift of engineering resources from internal development projects (i.e., research and development expense) to DSL customer contracts (i.e., cost of contract revenue).

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

Sales and marketing expense was essentially unchanged at $1.2 million in the second quarters of 2008 and 2009. As a percentage of total revenue, sales and marketing expense increased from 19% in the second quarter of 2008 to 21% in the current year quarter.  Level sales and marketing expense in second quarter of 2009 reflected increased expenses for headcount growth in our biometrics sales organization, which was offset by lower biometrics sales commissions and DSL tradeshow expenses.

For the six months ended June 30, 2009, sales and marketing expenses increased 5%, from $2.2 million in 2008 to $2.3 million in 2009. As a percentage of total revenue, sales and marketing expenses increased from 18% in the first six months of 2008 to 22% in the corresponding period of 2009.  The dollar increase was mainly attributable to headcount growth in our biometrics sales organization, which was partially offset by lower biometrics sales commissions and DSL tradeshow expenses.

General and Administrative Expense.  General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses.

General and administrative expenses decreased 5% from $1.3 million in the second quarter of 2008 to $1.2 million in the current year quarter. As a percentage of total revenue, general and administrative expense in the second quarter of 2009 was unchanged at 21% from the previous year.

For the six months ended June 30, 2009, general and administrative expenses decreased 2% from $2.5 million in 2008 to $2.4 million in 2009. As a percentage of total revenue, general and administrative expenses increased from 21% in the first six months of 2008 to 24% in the corresponding period of 2009.

For the three and six month periods, the dollar decrease was mainly attributable to lower legal fees, salary expenses, and a one-time payment to a former director.  Lower expenses from these items were partially offset by increased stock-based compensation charges, bonus expenses, and director compensation expense.

Interest Income.  Interest income decreased 81% from $315,000 in the second quarter of 2008 to $61,000 in the current year quarter.  The dollar decrease was primarily due to a substantial decline in money market interest rates and lower cash balances due to the use of cash to repurchase our stock.

For the six months ended June 30, 2009, interest income decreased 73%, from $698,000 in 2008 to $186,000 in 2009. The dollar decrease was primarily due to a substantial decline in money market interest rates.

Income Taxes. We made no provision for income taxes in the first three months of 2009 and 2008 due to net losses incurred and the uncertainty of the timing of profitability in future periods, except for $1,000 and $4,000 of state excise tax paid in the second quarter of 2009 and 2008, respectively.  In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.  As of June 30, 2009, our deferred tax assets continue to be fully reserved.  We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

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

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $31.9 million, which represents a decrease of $13.7 million from December 31, 2008. The decrease in cash was primarily due to: i) cash used by operations of $4.6 million; ii) repurchases of our common stock of $9.0 million; and iii) capital spending on equipment of $0.1 million.

Cash used by operations in the first six months of 2009 of $4.6 million was primarily the result of two factors: i) a net loss of $3.7 million, which was reduced for non-cash items related to depreciation and amortization of $0.4 million, and stock based compensation expense of $0.8 million; and ii) $2.1 million of cash used to fund working capital items.

In the second quarter of 2009, we completed a modified Dutch auction self-tender offer. We repurchased 3,500,252 shares at $2.50 per share for a total cost of $9.0 million, including expenses.

Capital spending was primarily related to the purchase of computer hardware, and laboratory equipment used principally in engineering activities.

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Statement No. 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Statement No. 168 is effective for interim and annual periods ending after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the fiscal period ending September 30, 2009.  This will not have an impact on the consolidated results of the Company.

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

As of June 30, 2009, our cash and cash equivalents of $31.9 million were invested in money market accounts.  Due to the nature and short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of June 30, 2009, we had no investments that matured in more than twelve months.  We do not use derivative financial instruments for speculative or trading purposes.

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

We Experienced Net Losses

We had a net annual loss during 2001, 2002, 2003, 2004, and 2005; and quarterly losses in the first two quarters of 2009.  We may experience losses in the future if:
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

Due to the limited number of customers to which we can license and/or sell our DSL technology and patents and our DSL hardware and software products, we derive a significant amount of revenue from a small number of customers. In 2008, we derived approximately 28% and 12% of our total revenue from Daphimo and Infineon, respectively.  In 2007, we derived approximately 19%, 16%, and 10% of our total revenue from Infineon, Spirent, and Alcatel, respectively. In 2006, we derived approximately 26% and 20% of our total revenue from Infineon and ADI/Ikanos, respectively.  On February 17, 2006 ADI sold its ADSL business relating to Aware technology to Ikanos and Ikanos replaced ADI as an Aware customer.  On July 7, 2009 Infineon announced that it had agreed to sell its Wireline Communications business, our largest DSL semiconductor licensing customer, to a U.S. investor.  It is too soon to access the impact of the potential sale by Infineon on our business.

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

Our Intellectual Property is Subject to Limited Protection

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success.  We regard our technology as proprietary. Our patent portfolio includes approximately 44 U.S. patents and 100 foreign patents as well as a number of pending patent applications.  We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

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

ITEM 2:
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 to June 30, 2009[1]	-	-	-	$7,603,874
April 1 to April 30, 2009[2]	3,500,252	$2.50	3,500,252	-

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

During 2007 and 2008, we purchased 9,107 and 712,024 shares, respectively, at a total cost of $38,716 and $2,357,410, respectively, under this plan. We did not purchase any shares under the plan in the first six months of 2009.

(2)
On March 5, 2009, we announced a modified Dutch auction tender offer to purchase up to 3,500,000 shares of our common stock at a price per share of not less than $2.20 and not greater than $2.60. The terms of the tender offer also provided the right for us to purchase up to an additional 2% of our shares if the offer was oversubscribed.  The tender offer closed on April 17, 2009, and on April 23, 2009 we repurchased 3,500,252 shares at $2.50 per share for a total cost of $9.0 million, including expenses.

ITEM 4:
Submission of Matters to a Vote of Security Holders

On May 20, 2009, we held our Annual Meeting of Stockholders (the “Annual Meeting”).  Matters voted on and the results of those votes are set forth below:

(1)
Each of G. David Forney, Jr., Charles K. Stewart and Michael A. Tzannes was elected to serve as a Class I director of the Company for a term expiring at the annual meeting of stockholders of the Company in 2012 or a special meeting in lieu thereof.  John K. Kerr, Mark G. McGrath, Adrian F. Kruse and Edmund C. Reiter continued to serve as directors following the Annual Meeting.

The votes cast to elect the Class I directors were:

Name	For	Withheld
G. David Forney, Jr.	15,496,051	1,279,111
Charles K. Stewart	15,498,040	1,277,122
Michael A. Tzannes	16,121,735	653,427

(2)	The Company’s existing equity plans were amended to allow for an option exchange program for employees other directors and executive officers.

The votes cast to amend the Company’s existing equity plans were:

For	Against	Abstain	Non Votes
7,814,195	2,958,366	15,172	5,987,429

ITEM 6:
Exhibits

(a)  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: July 31, 2009	By:	/s/ Michael A. Tzannes
Michael A. Tzannes, Chief Executive
Officer

Date: July 31, 2009	By:	/s/ Richard P. Moberg
Richard P. Moberg, Chief Financial
Officer (Principal Financial and Accounting Officer)