Form 10-Q
period 2009-09-30
AWARE INC /MA/
filed 2009-10-22
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended September 30, 2009

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
YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐  Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of October 20, 2009:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	19,782,128 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$32,628	$45,516
Accounts receivable, net	3,780	2,211
Inventories	1,130	1,656
Prepaid expenses and other current assets	764	598
Total current assets	38,302	49,981

Property and equipment, net	6,841	7,463
Assets held for sale	192	-
Other assets, net	-	102
Total assets	$45,335	$57,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$418	$466
Accrued expenses	107	241
Accrued compensation	1,106	1,480
Accrued professional	213	167
Deferred revenue	960	339
Total current liabilities	2,804	2,693

Long-term deferred revenue	330	330

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 19,782,128 as of September 30, 2009 and 23,281,204 as of December 31, 2008	198	233
Additional paid-in capital	75,707	83,143
Accumulated deficit	(33,704)	(28,853)
Total stockholders’ equity	42,201	54,523

Total liabilities and stockholders’ equity	$45,335	$57,546

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue:
Product sales	$4,661	$3,939	$11,332	$11,811
Contract revenue	1,005	2,014	3,725	5,313
Royalties	554	437	1,500	1,310
Total revenue	6,220	6,390	16,557	18,434

Costs and expenses:
Cost of product sales	857	528	2,413	1,976
Cost of contract revenue	717	1,365	2,534	3,512
Research and development	3,175	2,945	9,344	9,984
Selling and marketing	1,251	1,141	3,517	3,297
General and administrative	1,383	1,315	3,812	3,793
Total costs and expenses	7,383	7,294	21,620	22,562

Loss from operations	(1,163)	(904)	(5,063)	(4,128)
Interest income	31	244	217	942

Loss before provision for income taxes	(1,132)	(660)	(4,846)	(3,186)
Provision for income taxes	1	3	5	16

Net loss	$(1,133)	$(663)	$(4,851)	$(3,202)

Net loss per share – basic	$(0.06)	$(0.03)	$(0.23)	$(0.13)
Net loss per share – diluted	$(0.06)	$(0.03)	$(0.23)	$(0.13)

Weighted average shares – basic	19,782	23,510	21,230	23,753
Weighted average shares - diluted	19,782	23,510	21,230	23,753

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,851)	$(3,202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	662	688
Stock-based compensation	1,476	1,115
Provision for doubtful accounts	-	(25)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(1,568)	3,320
Inventories	526	(352)
Prepaid expenses	(166)	77
Accounts payable	(47)	(295)
Accrued expenses	(463)	390
Deferred revenue	621	(139)
Net cash provided by (used in) operating activities	(3,810)	1,577

Cash flows from investing activities:
Purchases of property and equipment	(131)	(386)
Sales of investments	-	38,743
Purchases of investments	-	(2,000)
Net cash provided by (used in) investing activities	(131)	36,357

Cash flows from financing activities:
Proceeds from issuance of common stock	3	359
Repurchase of common stock	(8,950)	(2,290)
Net cash used in financing activities	(8,947)	(1,931)

Increase (decrease) in cash and cash equivalents	(12,888)	36,003
Cash and cash equivalents, beginning of period	45,516	1,806

Cash and cash equivalents, end of period	$32,628	$37,809

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)           Basis of Presentation

The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2009, and of operations and cash flows for the interim periods ended September 30, 2009 and 2008.

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

The results of operations for the interim period ended September 30, 2009 are not necessarily indicative of the results to be expected for the year. We evaluated subsequent events through October 22, 2009, the date of financial statement issuance.

B)           Fair Value Measurements

The FASB issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value, and expands disclosures assets and liabilities measured at fair value in financial statements. This guidance is now known as FASB Accounting Standards Codification 820 (ASC 820). We adopted the provisions of ASC 820 as of January 1, 2008, for our financial instruments. Although the adoption of ASC 820 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

The fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  We had no available for sale investments as of September 30, 2009 or December 31, 2008.

Our cash and cash equivalents, including money market securities, were $32.6 million and $45.5 million as of September 30, 2009 and December 31, 2008, respectively. We classified our cash and cash equivalents within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

C)           Inventory

Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventory consists primarily of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$1,129	$1,650
Finished goods	1	6
Total	$1,130	$1,656

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

Net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(1,133)	$(663)	$(4,851)	$(3,202)

Weighted average common shares outstanding	19,782	23,510	21,230	23,753
Additional dilutive common stock equivalents	-	-	-	-
Diluted shares outstanding	19,782	23,510	21,230	23,753

Net loss per share – basic and diluted	$(0.06)	$(0.03)	$(0.23)	$(0.13)

For the three month periods ended September 30, 2009 and 2008 potential common stock equivalents of 13,575 and 19,655, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the nine month period ended September 30, 2009 and 2008 potential common stock equivalents of 5,654 and 246,688, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive.

For the three month periods ended September 30, 2009 and 2008, options to purchase 7,444,493 and 6,795,494 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  For the nine month periods ended September 30, 2009 and 2008, options to purchase 7,555,393 and 4,419,787 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)            Stock-Based Compensation

The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Cost of product sales	$3	$3	$8	$9
Cost of contract revenue	36	45	105	105
Research and development	174	136	458	463
Selling and marketing	140	52	249	133
General and administrative	324	161	656	405
Stock-based compensation expense	$677	$397	$1,476	$1,115

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine months ended September 30, 2009 and 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

In September 2009, the compensation committee of the board of directors approved an amendment to certain director and officer stock options that extended the period of time option holders have to exercise upon termination from the company. This stock option modification resulted in a non cash stock-based compensation charge of $268,000 in the three month period ended September 30, 2009.  An additional immaterial non cash charge will be amortized to expense over the next two years.

F)           Business Segments

We organize itself as one segment and conduct our operations in the United States.

We sell our products and technology to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

United States	$3,837	$4,532	$9,336	$13,431
Germany	1,353	1,406	3,922	3,776
Rest of World	1,030	452	3,299	1,227
	$6,220	$6,390	$16,557	$18,434

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

H)           Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In June 2009, the FASB issued Update No. 2009-01, which establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  The Codification is effective for interim and annual periods ending after September 15, 2009.  We adopted the Codification when referring to GAAP in this quarterly report on Form 10-Q for the fiscal period ending September 30, 2009.  The adoption of the Codification did not have an impact on our consolidated results.

The FASB issued authoritative guidance related to subsequent events in May 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is set forth in Topic 855 in the Accounting Standards Codification (ASC 855). ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted ASC 855 in the second quarter of 2009, and its application had no impact on our consolidated financial statements.

The FASB issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value, and expands disclosures assets and liabilities measured at fair value in financial statements. This guidance is set forth in Topic 820 in the Accounting Standards Codification (ASC 820). ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued authoritative guidance which deferred the effective date of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted ASC 820 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in the FASB’s February 6, 2008 guidance. We adopted the provisions of ASC 820 that relate to nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of ASC 820 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance related to noncontrolling interests in consolidated financial statements, which was an amendment of ARB No. 51. This guidance is set forth in Topic 810 in the Accounting Standards Codification (ASC 810). ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years beginning after December 15, 2008. We adopted ASC 810 on January 1, 2009. The adoption of ASC 810 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued revised authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is set forth in Topic 805 in the Accounting Standards Codification (ASC 805). This accounting standard is effective for fiscal years beginning after December 15, 2008. We adopted ASC 805 on January 1, 2009. The adoption of ASC 805 did not have a material impact on our consolidated financial position, results of operations or cash flows as of the date of adoption. ASC 805 will be applied to any future business combinations.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” (EITF 08-1). EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. We are currently evaluating the potential impact of EITF 08-1 on our consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements” (EITF 09-3). EITF 09-3 amends the scope of AICPA Statement of Position 97-2,  Software Revenue Recognition  to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. We are currently evaluating the potential impact of EITF 09-3 on our consolidated financial statements.

I)           Share Repurchase Program

On August 28, 2007, we announced a stock repurchase program to purchase up to $5.0 million of our common stock, subject to market conditions and other factors. Any purchases under our stock repurchase program may be made from time to time without prior notice. On October 29, 2008, we announced that the program had been amended to increase the total amount of common stock that may be repurchased from $5.0 million to $10.0 million and to extend the period of time that shares may be repurchased from December 31, 2008 to December 31, 2009. As of September 30, 2009, we had repurchased 721,131 shares of common stock at a total cost of $2.4 million under this program. We did not repurchase any shares during the three and nine month periods ended September 30, 2009.

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

J)            Subsequent Event

On October 14, 2009, we entered into an agreement with Lantiq Broadband Holdco, Inc. and Lantiq Deutschland GmbH (“Lantiq”) to sell certain assets associated with our home networking and DSL technology for $6.75 million. Lantiq is a newly formed fabless semiconductor company that was spun out of Infineon Technologies AG (“Infineon”). The planned sale includes: (i) our home networking and DSL technology; (ii) certain patents related to these technologies; and (iii) a group of approximately 40 engineers and the equipment used by those engineers.  The transaction is subject to closing conditions, including the closing of the acquisition of Infineon’s Wireline Division by Golden Gate Capital/Lantiq. The transaction is expected to close in the fourth quarter of 2009.

Aware and Lantiq have agreed that, after the closing of the sale: (i)  they will amend and restate the existing license agreement between Aware and Infineon to provide Lantiq (as successor to Infineon) certain non-exclusive licenses of Aware patent rights; (ii) they will cooperate with each other with respect to embedded wireline diagnostic technology and products; (iii) Aware will sublease certain office and lab space to Lantiq at its main facilities in Bedford, Massachusetts; and (iv) subject to certain exceptions, Aware will not participate in the Home Networking and DSL Business for the three years immediately following the closing of the sale.

K)           Assets Held For Sale

In connection with the Lantiq transaction described in Note J, we reclassified $192,000 of net property and equipment and other assets to assets held for sale as of September 30, 2009. Assets held for sale represents the net book value of $141,000 of property and equipment and $51,000 of other assets.

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

Summary. We organize ourselves as one segment with three product lines. Our product lines include i) licensing products, ii) test and diagnostics products, and ii) biometrics products.  We conduct our operations in the United States, and our products are typically distributed worldwide through an OEM sales model.

Our licensing products consist of: i) DSL technology products, ii) home networking technology products, and iii) patents related to DSL, home networking and other technologies. Our technology products are licensed to semiconductor companies that sell chipsets that incorporate our technology.  Our patents are sold or licensed to third parties interested in acquiring such patent rights.

Our test and diagnostics products consist of DSL hardware and software products that are used by telephone companies to improve the quality of their DSL service offerings. Our test and diagnostics products are typically sold to OEMs that incorporate our products into their products. Our OEM customers sell their equipment and software products to telephone companies.

Our biometrics products consist of software and services used in biometric systems. Biometric systems are used by governments and enterprises to verify the identification of people. Biometrics systems are used in applications such as border control, secure credentialing, and background checks. We typically sell our biometrics software and services to OEMs and system integrators that incorporate our products into their biometrics hardware and software systems. We also sell a modest amount of medical imaging software that is included in our biometrics product line revenue.

On October 14, 2009, we entered into an agreement with Lantiq to sell certain assets associated with our home networking and DSL technology for $6.75 million. Lantiq is a newly formed fabless semiconductor company that was spun out of Infineon. The planned sale includes: i) our home networking and DSL technology products; ii) certain patents and patent applications related to these technologies; and iii) a group of approximately 40 engineers and the equipment used by those engineers.  The transaction is subject to closing conditions, including the closing of the acquisition of Infineon’s Wireline Division by Golden Gate Capital/Lantiq. The transaction is expected to close in the fourth quarter of 2009.

Upon closing the Lantiq transaction, we will no longer derive DSL contract revenue from Infineon or Lantiq.  Over the past several years, contract revenue from this source has ranged from $0.5 million to $1.0 million per quarter. We will amend and restate the existing license agreement between us and Infineon to provide Lantiq (as successor to Infineon) certain non-exclusive licenses of our patent rights, and to continue Lantiq’s royalty obligations to Aware.  We also expect to continue to derive contract revenue for engineering support and royalties per our existing agreements with Ikanos.  We will not be pursuing new silicon intellectual property licensing customers for DSL or home networking applications. In addition, Aware will sublease certain office and lab space to Lantiq at its main facilities in Bedford, Massachusetts.

Upon closing the Lantiq transaction, we expect that quarterly licensing engineering expenses will decrease by $1.7 million to $2.0 million as a result of the transfer of approximately 40 engineers to Lantiq.

We expect the Lantiq transaction will have a minimal impact on the future financial results of our DSL test and diagnostics and our biometrics product lines. Aware and Lantiq will cooperate with one another with respect to embedded wireline diagnostics technology and products.

The planned Lantiq transaction did not affect our results of operations for the three and nine month periods ended September 2009.

Results of Operations

Product Sales.  Product sales consist primarily of revenue from the sale of hardware and software products.  Hardware products consist of DSL test and diagnostics hardware, including systems, modules, and modems. Software products consist of software products for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales increased 18% from $3.9 million in the third quarter of 2008 to $4.7 million in the current year quarter.  As a percentage of total revenue, product sales increased from 62% in the third quarter of 2008 to 75% in the current year quarter.  The dollar increase in product sales was primarily due to an increase in revenue from the sale of test and diagnostic hardware and software.

For the nine months ended September 30, 2009, product sales decreased 4% from $11.8 million in 2008 to $11.3 million in 2009. As a percentage of total revenue, product sales increased from 64% in the first nine months of 2008 to 68% in the corresponding period of 2009. The dollar decrease in product sales was primarily due to a decrease in revenue from the sale of biometric software, which was mostly offset by an increase in revenue from the sale of test and diagnostic hardware and software.

We do not expect the planned Lantiq transaction to materially affect future product sales.

Contract Revenue. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to the sale or license of Aware’s patents, DSL technology, DSL test and diagnostics technology, and biometrics technology.

Contract revenue decreased 50% from $2.0 million in the third quarter of 2008 to $1.0 million in the current year quarter.  As a percentage of total revenue, contract revenue decreased from 32% in the third quarter of 2008 to 16% in the current year quarter. The dollar decrease in contract revenue was equally attributable to lower revenue from biometrics technology contracts and DSL technology contracts.

For the nine months ended September 30, 2009, contract revenue decreased 30% from $5.3 million in 2008 to $3.7 million in 2009. As a percentage of total revenue, contract revenue decreased from 29% in the first nine months of 2008 to 22% in the corresponding period of 2009. The dollar decrease in contract revenue was primarily due to decreased revenue from biometrics technology contracts. Revenue from biometrics technology contracts was lower in the current year period primarily because revenue from a large project that commenced in late 2007 was lower.

Upon closing the Lantiq transaction, we expect that contract revenue from DSL technology contracts will decline by $0.5 million to $1.0 million per quarter. Post-closing contract revenue is expected to consist of revenue from some or all of the following sources: i) Ikanos; ii) biometrics technology contracts; and iii) sales and/or licenses of patents. We will not be pursuing new silicon IP licensing customers for DSL or home networking applications.

Royalties.  Royalties consist of royalty payments that we receive under agreements with our customers.  We receive royalties from customers for rights to Aware technology and/or patents, typically associated with the incorporation of Aware technology and/or patents in customer chipsets or solutions.

Royalties increased 27% from $437,000 in the third quarter of 2008 to $554,000 in the current year quarter. As a percentage of total revenue, royalties increased from 7% in the third quarter of 2008 to 9% in the current year quarter. The dollar increase in royalties was primarily due to an increase in ADSL and VDSL royalties.

For the nine months ended September 30, 2009, royalties increased 14% from $1.3 million in 2008 to $1.5 million in 2009. As a percentage of total revenue, royalties increased from 7% in the first nine months of 2008 to 9% in the corresponding period of 2009.  The dollar increase in royalties was primarily due to an increase in VDSL royalties.

Our royalty revenue currently comes predominantly from ADSL chipset sales by Ikanos and ADSL and VDSL chipset sales by Infineon’s wireline semiconductor group. The Lantiq transaction will not alter the royalty obligations of Ikanos or Lantiq, which we expect to continue per the existing agreements with those parties. We remain uncertain as to whether these licensees will be able to maintain their market shares and chipset prices in the face of intense competition, and whether our relationships with them will contribute meaningful royalties to us in the future.

Upon closing the Lantiq transaction, we will not be pursuing new silicon intellectual property licensing customers for DSL or home networking applications.

Cost of Product Sales.  Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.

Cost of product sales increased 62% from $528,000 in the third quarter of 2008 to $857,000 in the current year quarter.  As a percentage of product sales, cost of product sales increased from 13% in the third quarter of 2008 to 18% in the current year quarter, which resulted in gross margins on product sales decreasing from 87% to 82%. The cost of product sales dollar increase was primarily due to higher sales of test and diagnostics hardware. The decrease in product gross margins was primarily due to a greater proportion of hardware sales in product sales in the current quarter versus the year ago quarter.

For the nine months ended September 30, 2009, cost of product sales increased 22% from $2.0 million in 2008 to $2.4 million in 2009. As a percentage of product sales, cost of product sales increased from 17% in the first nine months of 2008 to 21% in the corresponding period of 2009, which resulted in gross margins on product sales decreasing from 83% to 79%. The cost of product sales dollar increase was primarily due to: i) higher sales of hardware products; and ii) the mix of hardware products sold in the current year period versus the prior year period. The decrease in product gross margins was primarily due to a greater proportion of hardware sales in product sales in the current nine month period versus the same period last year.

We do not expect the planned Lantiq transaction to materially affect future cost of product sales.

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

Cost of contract revenue decreased 47% from $1.4 million in the third quarter of 2008 to $0.7 million in the current year quarter.  Cost of contract revenue as a percentage of contract revenue, was 68% in the third quarter of 2008 and 71% in the current quarter, which resulted in gross margins on contract revenue decreasing from 32% to 29%. The dollar decrease in cost of contract revenue was primarily due to lower revenue from biometrics technology contracts and DSL technology contracts.

For the nine months ended September 30, 2009, cost of contract revenue decreased 28% from $3.5 million in the first nine months of 2008 to $2.5 million in the corresponding period of 2009.  Cost of contract revenue as a percentage of contract revenue increased from 66% in the first nine months of 2008 to 68% in the corresponding period of 2009, which resulted in gross margins on contract revenue decreasing from 34% to 32%. The dollar decrease in cost of contract revenue was primarily due to lower revenue from biometrics technology contracts.

Upon closing the Lantiq transaction, we expect that cost of contract revenue in future periods will decline by an amount equal to 80% to 90% of the decrease in DSL contract revenue that was eliminated as a result of the Lantiq transaction.

Research and Development Expense.  Research and development expense consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to improve our broadband intellectual property offerings, as well as our software and hardware product technology.

Research and development expenses increased 8% from $2.9 million in the third quarter of 2008 to $3.2 million in the current year quarter. As a percentage of total revenue, research and development expense increased from 46% in the third quarter of 2008 to 51% in the current year quarter. The dollar increase in research and development expense was primarily due to: i) a shift of engineering resources from DSL customer contracts (i.e., cost of contract revenue) to internal development projects (i.e., research and development expense) and ii) increased engineering spending in our biometrics organization.  These dollar increases were partially offset by lower spending in our DSL engineering organizations.

Research and development expenses decreased 6% from $10.0 million in the first nine months of 2008 to $9.3 million in the first nine months of 2009.  As a percentage of total revenue, research and development expense increased from 54% in the first nine months of 2008 to 56% in the corresponding period of 2009. The dollar decrease in research and development expense was primarily due to headcount attrition in our DSL engineering organization and lower spending on design and other outside services.

Our research and development spending has been principally focused on developing analog and digital silicon IP solutions for broadband communications applications, developing test and diagnostics hardware and software, and developing biometrics and imaging software.  If the Lantiq transaction closes, our future research and development activities will be focused on developing test and diagnostics hardware and software, and developing biometrics and imaging software.

Upon closing the Lantiq transaction, we expect that our future engineering expenses will decrease by $1.7 million to $2.0 million per quarter due to the transfer of approximately 40 engineers to Lantiq. This future period expense reduction will appear on the research and development expense and cost of contract revenue lines of our consolidated statements of operations as we allocate engineering expenses to both of these expense classifications.

Selling and Marketing Expense.  Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense.

Sales and marketing expense increased 10% from $1.14 million in the third quarter of 2008 to $1.25 million in the current year quarter.  As a percentage of total revenue, sales and marketing expense increased from 18% in the third quarter of 2008 to 20% in the current year quarter.  The dollar increase was primarily due to higher stock-based compensation expenses related to an amendment to certain officer stock options.

For the nine months ended September 30, 2009, sales and marketing expenses increased 7%, from $3.3 million in 2008 to $3.5 million in 2009. As a percentage of total revenue, sales and marketing expenses increased from 18% in the first nine months of 2008 to 21% in the corresponding period of 2009. The dollar increase was mainly attributable to headcount growth in our biometrics sales organization and, to a lesser degree, to higher stock-based compensation expenses related to an amendment to certain officer stock options.

Since the Lantiq transaction does not involve any of our sales or marketing personnel, the closing of the transaction will have a minimal impact on future sales and marketing expenses.

General and Administrative Expense.  General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses.

General and administrative expenses increased 5% from $1.3 million in the third quarter of 2008 to $1.4 million in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 21% in the third quarter of 2008 to 22% in the current year quarter. The dollar increase was primarily due to: i) higher stock-based compensation expenses related to an amendment to certain director and officer stock options; and ii) director compensation expense. Higher expenses from these items were partially offset by lower spending on legal fees.

For the nine months ended September 30, 2009, general and administrative expenses were unchanged at $3.8 million in 2008 and 2009. As a percentage of total revenue, general and administrative expenses increased from 21% in the first nine months of 2008 to 23% in the corresponding period of 2009.  Level spending in the nine month periods reflects increased expenses related to stock-based compensation and director compensation, which was partially offset by lower spending on legal fees and salaries.

Since the Lantiq transaction does not involve any of our administrative personnel, the closing of the transaction will have a minimal impact on future general and administrative expenses.

Interest Income.  Interest income decreased 87% from $244,000 in the third quarter of 2008 to $31,000 in the current year quarter. For the nine months ended September 30, 2009, interest income decreased 77%, from $942,000 in 2008 to $217,000 in 2009. For the three and nine month periods, the dollar decrease was primarily due to a substantial decline in money market interest rates.

Income Taxes. We made no provision for income taxes in the first nine months of 2009 and 2008 due to net losses incurred and the uncertainty of the timing of profitability in future periods, except for $5,000 and $16,000 of state excise taxes paid in the first nine months of 2009 and 2008, respectively.  In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.  As of September 30, 2009, our deferred tax assets continue to be fully reserved.  We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

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

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $32.6 million, which represents a decrease of $12.9 million from December 31, 2008. The decrease in cash was primarily due to: i) cash used by operations of $3.8 million; ii) repurchases of our common stock of $9.0 million; and iii) capital spending on equipment of $0.1 million.

Cash used by operations in the first nine months of 2009 of $3.8 million was primarily the result of two factors: i) a net loss of $4.9 million, which was reduced for non-cash items related to depreciation and amortization of $0.7 million, and stock based compensation expense of $1.5 million; and ii) $1.1 million of cash used to fund working capital items.

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

Recent Accounting Pronouncements

See Note H to our Consolidated Financial Statements in Item 1.

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

As of September 30, 2009, our cash and cash equivalents of $32.6 million were invested in money market accounts.  Due to the nature and short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of September 30, 2009, we had no investments that matured in more than twelve months.  We do not use derivative financial instruments for speculative or trading purposes.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

●	market acceptance of broadband technologies we supply by semiconductor or equipment companies;
●	the extent and timing of new transactions with customers;

●	changes in our and our customers’ development schedules and levels of expenditure on research and development;
●	the loss of a strategic relationship or termination of a project by a customer;
●	equipment companies’ acceptance of integrated circuits produced by our customers;
●	the loss by a customer of a strategic relationship with an equipment company customer;
●	announcements or introductions of new technologies or products by us or our competitors;
●	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
●	failures or problems in our hardware or software products;
●	price pressure in the biometrics or test and diagnostics markets from our competitors;
●	delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
●	competitive pressures resulting in lower contract revenues or royalty rates;
●	competitive pressures resulting in lower software or hardware product revenues;
●	personnel changes, particularly those involving engineering, technical, sales and marketing personnel;
●	costs associated with protecting our intellectual property;
●	the potential that customers could fail to make payments under their current contracts;
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

We Experienced Net Losses

We had a net annual loss during 2001, 2002, 2003, 2004, and 2005; and quarterly losses in the first three quarters of 2009.  We may experience losses in the future if:
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

Our Intellectual Property is Subject to Limited Protection

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success.  We regard our technology as proprietary. Our patent portfolio includes approximately 47 U.S. patents and 100 foreign patents as well as a number of pending patent applications.  We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

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

The Success of Our DSL Test and Diagnostics Products Depends On a Number of Factors

Our success in developing, introducing, selling, and supporting new and enhanced test and diagnostics products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service.  Because of the complexity of our test and diagnostics products, significant delays may occur between a hardware product’s initial introduction and commencement of volume production. If we are unsuccessful in developing, introducing, selling and supporting new and enhanced test and diagnostics products, our DSL test and diagnostics business could be seriously harmed.

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

If We are Unable to Maintain Effective Internal Controls Over Financial Reporting, Investors Could Lose Confidence In The Reliability of Our Financial Statements, Which Could Result In a Decline in the Price of Our Common Stock

As a public company, we are required to enhance and test our financial, internal and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. Consistent with the Sarbanes-Oxley Act and the rules and regulations of the SEC, management’s assessment of our internal controls over financial reporting and the audit opinion of our independent registered accounting firm as to the effectiveness of our controls is required in connection with our filing of our Annual Report on Form 10-K. If we are unable to timely identify, implement and conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover weaknesses or other issues with these controls that could also result in adverse investor reaction.

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

ITEM 2:
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 to September 30, 20091	-	-	-	$7,603,874

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

During 2007 and 2008, we purchased 9,107 and 712,024 shares, respectively, at a total cost of $38,716 and $2,357,410, respectively, under this plan. We did not purchase any shares under the plan in the first nine months of 2009.

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

AWARE, INC.

Date: October 22, 2009	By:	/s/ Michael A. Tzannes
Michael A. Tzannes, Chairman &
Chief Executive Officer

Date: October 22, 2009	By:	/s/ Richard P. Moberg
Richard P. Moberg, Chief Financial
Officer (Principal Financial and
Accounting Officer)