Form 10-K
period 2009-12-31
AWARE INC /MA/
filed 2010-02-12
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $48,629,658.

The number of shares outstanding of the registrant’s common stock as of February 5, 2010 was 19,926,970.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 26, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1. BUSINESS

Company Overview

We have been a leading supplier of innovative signal processing and digital communications products for imaging and telecommunications applications since the early 1990s.

Our digital communications technology has been widely adopted by industry standards bodies for Digital Subscriber Line (“DSL”). DSL enables phone companies to deliver broadband services, including Internet access, voice and television, over twisted pair copper telephone wires. DSL is the most widely used broadband technology in the world, delivering broadband service to hundreds of millions of subscribers across the globe.

Until November 2009, we licensed DSL silicon intellectual property (“IP”) to enable semiconductor suppliers to manufacture and sell integrated circuits for the DSL industry. During 2009, our primary licensing customers were Ikanos Communications, Inc. (“Ikanos”), Infineon Technologies AG (“Infineon”) and (Lantiq Deutschland GmbH (“Lantiq”). Lantiq was formerly a division within Infineon until its spinout in 2009. In November 2009, we closed a transaction involving the sale of our DSL and home networking silicon IP assets as well as certain patents to Lantiq. In addition, 41 Aware employees became employees of Lantiq as part of this transaction. As a result of this transaction, we will not be offering DSL or home networking silicon IP products for the foreseeable future. We will continue to support Ikanos and continue to receive royalties from Ikanos and Lantiq for the use of our DSL technology in their products.

Our operations are now focused on expanding our biometrics product and service offerings as well as our DSL test and diagnostics product offerings.

Our biometrics software products leverage imaging and biometrics technologies developed by Aware over the past 20 years. We license and sell a broad range of software products that are used in biometric systems worldwide. Our products provide interoperable, standards-compliant, field-proven biometric functionality for enrollment of fingerprints and facial images, biometric ID card personalization and reading, and transmission of biometric transactions throughout identification networks. Our products are utilized in biometrics systems for criminal justice, border management and credentialing applications through a customer base of OEMs and system integrators. We also sell to end-users such as government agencies. Our server-based Biometrics Services Platform (BioSP)™ is a modular, flexible software platform that enables developers, integrators and end-users to rapidly build and deploy centralized multimodal biometric data processing solutions in support of a service-oriented architecture. The biometrics industry has benefited from the increased development of industry standards and supportive legislation since September 11, 2001. The use of biometrics in security, credentialing and border management applications is becoming pervasive. In addition, we offer professional services to certain customers to assist in the implementation of biometrics systems. We also sell software products for medical and digital imaging applications based upon industry standards such as JPEG 2000 and JPIP.

Our test and diagnostics products leverage DSL technologies developed by Aware since the early 1990s. As phone companies expand their DSL offerings to include IPTV, video and triple play services, there is expected to be an increased need for test and diagnostics solutions that provide improved monitoring and troubleshooting of DSL networks. We sell DSL test and diagnostics hardware and software products to pre-qualify, monitor and troubleshoot DSL service. We sell our hardware and software products to OEM suppliers of DSL test equipment, including automated testheads and handheld testers. We also sell our software products to telephone companies and network equipment suppliers. Our hardware products support all common DSL network architectures in single, easy-to-integrate modules. We enable broad connectivity for DSL test and diagnostics applications by supporting interoperability across an extensive footprint of central office and customer premises equipment. Our Dr. DSL® software products support pre-qualification, provisioning, rate estimation, troubleshooting and maintenance applications. Our line diagnostics platform (LDP), an advanced test and diagnostics server-based software offering, provides a comprehensive, centralized system for analysis and diagnostics of a service provider’s DSL network. By utilizing equipment infrastructure already in place for DSL service delivery, LDP enables a cost-effective means for service providers to ensure quality levels and troubleshoot their networks.

We have research and development activities underway to expand our product offerings and develop new technologies in biometrics and imaging as well as in communications test and diagnostics applications. We also play an active role at standards setting bodies so that we can anticipate and influence technology advances and changes in industry requirements.

We are headquartered in Bedford, Massachusetts. Our telephone number is (781) 276-4000, and our website is www.aware.com. Incorporated in Massachusetts in 1986, we employed 82 people as of December 31, 2009. Our stock is traded on the Nasdaq Global Market under the symbol AWRE.

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

Industry Background

Biometrics Industry Background. Biometric identification systems have traditionally used fingerprints as the primary means to identify individuals and they continue to be pervasive in a wide variety of government applications. These systems gather fingerprints at enrollment stations and access control locations, and utilize transaction processing hardware and software and matching systems for identification. The emergence of digital fingerprint acquisition devices, compression, and standardized biometric transaction/interchange formats in the 1990s has enabled biometrics systems to process and match fingerprints faster. These electronic systems are also capable of being upgraded to utilize biometrics other than or in addition to digital fingerprints, such as iris and facial images.

The capture and secure storage of biometric information over the past ten years has created a foundation for greater use of biometrics in government and commercial activities. The interest in using biometrics to improve security has continued to grow during this time. The emergence and adoption of industry standards for border control and secure credential applications has increased the reach and use of biometrics in security applications. Legislation is driving many government programs now underway that require the use of biometric information in e-passports, visas and personal identification cards. Personal identity verification (“PIV”) and other secure credentialing systems are being employed by government agencies to standardize federal employee and contractor IDs and utilize them to control access to government facilities and information systems. Other biometrics applications such as border management, and upgrades to state and local automated fingerprint identification systems (“AFIS”) used for fingerprint enrollments are also expected to present opportunities for vendors of biometrics products in the next several years. The use of biometric security systems by regulated segments of the financial, transportation and healthcare industries has also increased. As biometric security systems gain acceptance in new areas, and as infrastructure build-outs take hold, new opportunities are emerging for biometrics solutions suppliers. The biometrics security systems market is also expected to grow as the use of new biometrics, other than or in addition to fingerprints, gain favor.

Vendors of the hardware and/or software component of biometric enrollment stations include Lockheed Martin Corporation (“Lockheed”), Cross Match Technologies, Inc. (“Cross Match”), Unisys Corporation (“Unisys”), Science Applications International Corporation (“SAIC”), L1 Identity Solutions, Inc. (“L1”), Northrop Grumman Corporation (“Northrop”), Hewlett-Packard Electronic Data Systems (“EDS”) and NEC Corporation (“NEC”). Fingerprint matching and/or biometric transaction management systems are provided by companies such as Sagem Telecommunications (“Sagem”), NEC, Cogent Communications Group, Inc. (“Cogent”), and numerous system integrators.

DSL Industry Background. DSL technology allows telephone companies to offer high-speed data services and Internet Protocol television (“IPTV”) over their existing telephone wires. There are hundreds of millions of DSL lines in service across North America, Europe, the Middle East, Africa, the Asia Pacific region and Latin America.

As the demand for faster residential broadband service continues to grow, telephone companies are upgrading their networks to increase the data rates that are delivered to their residential customers. With higher data rates, phone companies can offer improved service offerings such as television via IPTV, as well as video and triple play services. IPTV provides phone companies a means to deliver a superior and differentiated TV service by offering more channel selections, better quality and an improved user experience. Improved service offerings are expected to continue to drive increased demand for the fastest versions of DSL service over the next several years. Network upgrades for faster service require large financial expenditures and involve the deployment of fiber optic-based communications to points deeper in the access networks that are closer to residential customers than typical central office locations. The resulting fiber-to-the-node (“FTTN”) networks also require that new equipment platforms be installed at fiber-fed points. These equipment platforms deploy ADSL2+ or VDSL2 technology over existing telephone wires to provide increased data rates and reliability. ADSL2+, standardized by the ITU in 2003, achieves data rates up to 24 Mbps upstream on phone lines as long as 3,000 feet. VDSL2, standardized in 2006, is the fastest version of DSL providing data rates up to 100 Mbps.

As phone companies deploy higher data rates and video services, they also increasingly need improved solutions for testing, diagnosing and maintaining their DSL networks and services. The ADSL2+ and VDSL2 standards are the first DSL standards to incorporate test functionality for analyzing and diagnosing DSL networks, thus improving a phone company’s ability to test and diagnose their network.

The DSL test and diagnostics infrastructure may incorporate dedicated hardware as well as software components and subsystems.

Automated test equipment (“ATE”) hardware is often used for testing and diagnosing DSL lines and services. The DSL ATE infrastructure typically involves the use of a centrally located testhead platform. At this location, information is gathered from the telephone network and used for remotely provisioning or troubleshooting DSL service.

Information about DSL networks is also gathered using handheld testers. The information gathered in ATE and handhelds is generally made available to telephone companies’ operations organizations through a complex software network. This information assists telephone companies in pre-qualifying, analyzing and diagnosing problems encountered during service deployment or during operation.

Software-based test solutions have begun to emerge in the industry as well. These solutions rely upon gathering test and diagnostic information from DSL infrastructure in place for delivering service.

Service providers are able to purchase DSL test and diagnostics hardware and software products from a number of companies including Alcatel-Lucent (“Alcatel”), Spirent Communications PLC (“Spirent”), Tollgrade Communications, Inc. (“Tollgrade”), JDS Uniphase Corporation (“JDS”), Sunrise Communications, Inc. (“Sunrise”), Fluke Corporation (“Fluke”), Kurth Electronic GmbH (“Kurth”), Adaptive Spectrum and Signal Alignment Inc (“Assia”), and others.

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

Our biometrics and imaging products address:

●	Data formatting and interchange software components that support NIST, ISO, INCITS, ICAO, and FIPS 201 standards and enable interoperability.
●	Image compression software components for fingerprint and facial image compression such as WSQ and JPEG2000.
●
Biometric ID cards. Our PIVSuite™ family of software development kits (SDKs) supports registration, identity proofing, ID card personalization and issuance applications in compliance with FIPS 201. CaptureSuite™ is a family of SDKs for automatic capture and processing of fingerprints.

●	Image processing for biometric quality analysis, capture and transaction processing applications.
●
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

We sell our biometrics software products to integrators, OEMs and government agencies. We supply a broad range of fingerprint and facial biometric functionality, including enrollment, ID personalization and reading, and networking. Our solutions address border control and management, secure credentialing, and fingerprint background check applications. We also sell medical imaging and digital imaging software solutions. We have a large number of OEM customers in the biometrics, medical and digital imaging markets.

Beginning in 2007, we expanded our presence in the biometrics market by offering professional services to certain customers. Our professional services are focused on assisting customers with the design and development of systems for biometrics applications.

Aware DSL Test and Diagnostics Products

We have developed test and diagnostics hardware and software products based upon our universal DMT (UDMT™) and Dr. DSL technology. These products are designed to improve the ability of service providers to pre-qualify, provision, monitor, and troubleshoot DSL networks by enabling them to collect relevant information and diagnose problems regarding their service offerings. The primary goal of these products is to reduce the costs associated with service set-up, troubleshooting and maintenance.

Aware’s UDMT modem modules can be software-configured to emulate both Digital Subscriber Line Access Multiplexers (“DSLAMs”) at central office end of the line and customer premise equipment (“CPE”) at the remote customer of the line across a broad range of DSL technologies, including ADSL, ADSL2+, legacy VDSL1/1.5 and VDSL2. A single UDMT module will support all common DSL network architectures so that test solutions can easily and cost-effectively interoperate with installed DSLAMs and CPE/gateways.

Our principal UDMT modem modules include the 450/455, 475, 550 and 600 model numbers. Each of these are easy-to-integrate, standard-compliant, modules for ADSL/2/2+ and VDSL networks. Each can be software configured to support DSLAM or CPE emulation.

We primarily sell our hardware products to OEMs who supply DSL automated test equipment and DSL handheld testers.

Aware’s Dr. DSL software modules perform pre-qualification, fault detection, line diagnostics and line analysis functionality. Dr. DSL software is utilized by our UDMT modules.

Our Dr. DSL Line Diagnostics Platform (“LDP”) is a server-based software platform that provides a comprehensive, centralized system for analysis and diagnostics of a service provider’s DSL lines. With LDP, we provide service providers with a software-based test solution that can use existing infrastructure to provide provisioning and maintenance services. This enables telephone companies to perform analysis and diagnostics of traditional POTS and traditional and advanced DSL services, including IPTV and triple play services.

We primarily sell our Dr. DSL software products to automated test equipment, outside plant equipment, and DSL network equipment suppliers. We also sell to telephone companies.

Aware Strategy

Aware is focused on developing innovative products that deliver a strong value proposition to our customers. We have vast experience in the biometrics and DSL industries, a broad technology foundation in signal processing, image processing and communications and long-standing relationships with industry-leading OEMs and end users.

Key elements of our strategy include:

Develop innovative products for our target markets. Our technology forms the basis for our product developments in biometrics, imaging and communications applications. Our research and development activities focus primarily on product developments that commercialize our technology into software and hardware products for these applications.

Commercialize software components and server-based solutions for biometrics applications. We have developed software products for fingerprint enrollment, border control and secure credential applications. Our Biometrics Services Platform (BioSP) is a server-based software product for enrollment of biometric data for personal identity verification and other applications. We sell products and services primarily to OEM suppliers and systems integrators giving us broad exposure to the global biometrics market. We also sell directly to government agencies and other end-users.

Commercialize hardware and software solutions for DSL test and diagnostics applications. We have developed hardware modules and software solutions for pre-qualifying, provisioning, and troubleshooting DSL networks. These products leverage our DSL expertise, test functionality inherent in ADSL2+ and VDSL2 standard-compliant solutions and relationships with certain semiconductor suppliers. We sell to automated test equipment manufacturers, network equipment manufacturers and service providers. We sell primarily through OEMs which enables us to gain broad exposure to growth in spending by phone companies on DSL test and diagnostics solutions. We also sell directly to phone companies.

Develop intellectual property for signal processing and communications applications. Over the past 20 years, we have developed a broad portfolio of intellectual property assets including trade secrets, copyrighted materials, and US and foreign patents. We have pioneered the development of core technologies for signal processing and communications applications that address various industries, including biometrics and DSL. We actively promote our technologies at certain standards bodies. We are also involved in licensing or selling our patents as a means to commercialize our technology.

Research and Development

Our research and development activities are focused primarily on improving core technologies in communications and imaging and product developments in DSL test, biometrics and medical imaging.

Our biometrics and imaging engineering activities are focused on improving software product functionality and broadening our exposure to biometrics, medical and digital imaging applications. During 2009, we further improved the functionality in our software components for PIV and fingerprint enrollment applications, as well as in our BioSP server-based software platform.

Our DSL test and diagnostics engineering activities involve improving the functionality of our DSL test and diagnostics hardware and software products to support phone company requirements for pre-qualifying, monitoring and troubleshooting advanced DSL services, including VDSL2 networks and IPTV deployments. During 2009, we introduced new UDMT hardware modules, new functionality into our Dr. DSL software products, and improvements to our LDP server-based software platform for DSL test and diagnostic applications.

As of December 31, 2009, we had an engineering staff of 48 employees, representing 59% of our total employee staff. During the years ended December 31, 2009, 2008, and 2007, research and development expenses charged to operations were $11.9 million, $13.2 million, and $10.9 million, respectively. In addition, because we provide engineering development services to our customers, a portion of our total engineering costs has been allocated to cost of contract revenue. We expect that we will continue to invest substantial funds in research and development activities.

Sales and Marketing

Our principal sales and marketing strategy is to sell to OEMs and systems integrators in the market segments we are targeting. We license and sell our biometrics and digital imaging software products and provide professional services primarily to OEMs and systems integrators and, to a lesser extent, to government agencies. We license and/or sell DSL test and diagnostics hardware and software products primarily to OEM customers, and also to service providers. We believe that decisions involving the selection of our technology and products are frequently made at senior levels within a prospective customer’s organization. Consequently, we often rely on presentations by our senior management to key employees at prospective customers.

As of December 31, 2009, there were 9 employees in our biometrics and digital imaging software sales organization, and 4 employees in our DSL test and diagnostics sales and marketing organization.

Ikanos and Lantiq are selling and/or developing integrated circuits based upon our licensed ADSL2+ technology. Lantiq is also selling and/or developing integrated circuits based upon our licensed VDSL2 technology. We derived approximately 19%, 12%, and 19% of our total revenue from Lantiq/Infineon in 2009, 2008, and 2007, respectively.

We also sell and/or license patents to interested parties. In 2008, we derived approximately 28% of our total revenue from Daphimo Co. B.V. LLC (“Daphimo”) for the sale of patents related to communications technology.

There were no test and diagnostics customers that represented more than 10% of our total revenue in 2009 or 2008. In 2007, we derived approximately 16% and 10% of our total revenue from Spirent and Alcatel, respectively.

There were no biometrics customers that represented more than 10% of our total revenue in 2009 or 2007. In 2008, we derived approximately 10% of our total revenue from Technology Management Group, Inc. (“TMG”).

All revenue in 2009, 2008, and 2007 was derived from unaffiliated customers.

Competition

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

Patents and Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2009, we had approximately 130 U.S. and foreign patents, and approximately 200 pending patent applications pertaining to telecommunications and signal processing technology, image compression, video compression, audio compression, seismic data compression and optical applications.

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

Third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to us. In the past, we have received claims from third parties suggesting that we may be obligated to license such intellectual property rights. If we were found to have infringed any third party’s patents, we could be subject to substantial damages or an injunction preventing us from conducting our business.

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

Our internal manufacturing capacity is limited to final test and assembly of certain products. Our current manufacturing systems have been adequate to manage current volumes of hardware products. However, our manufacturing systems have not been extensively tested by more complex hardware products or in volumes higher than that of our current volumes. If our manufacturing systems are inadequate or have other problems, our revenues and operating results may be harmed.

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

Employees

At December 31, 2009, we employed 82 people, including 48 in engineering, 17 in sales and marketing, 3 in manufacturing and 14 in finance and administration. Of these employees, 78 were based in Massachusetts. None of our employees is represented by a labor union. We consider our employee relations to be good.

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

GENERAL BUSINESS RISKS

Our Quarterly Results are Unpredictable and May Fluctuate Significantly

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter-to-quarter due to the unpredictably of our revenue components.

It is difficult for us to make accurate forecasts of product revenues. Product revenues consist of sales of test and diagnostics hardware and software as well as biometrics and medical imaging software. Sales of hardware and software products fluctuate based upon demand by our customers which is difficult to predict. We generally ship customer orders as we receive them, and, therefore, we have no meaningful backlog of product orders. Since our product revenues include the sales of hardware products which typically have lower gross margins than our other sources of revenue, product gross margins and overall profitability are also difficult to predict.

Contract revenues are also unpredictable. Making accurate predictions of regarding the timing of contract revenues from new and existing customers is difficult.

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

Our business is subject to a variety of risks, which could materially adversely affect quarterly and annual operating results, including:

●	market acceptance of our hardware and software products;
●	fluctuations in the demand for our hardware and software products;
●	competitive pressures resulting in lower software or hardware product revenues;
●	the loss of a significant OEM relationship or termination of a professional services project by a customer;
●	the loss by an OEM customer of a strategic relationship with an equipment company customer;
●	announcements or introductions of new technologies or products by us or our competitors;
●	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
●	failures or problems in our hardware or software products;
●	pricing pressure from our competitors in the markets in which we compete;
●	delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
●	personnel changes, particularly those involving engineering, technical, sales and marketing personnel;
●	costs associated with protecting our intellectual property;
●	the potential that customers could fail to make payments under their agreements with us;
●	hardware manufacturing issues, including yield problems in our hardware platforms, and inventory buildup and obsolescence;

●	product gross margins may be affected by various factors including, but not limited to, product mix, product life cycle, and provisions for excess and obsolete inventory;
●	new laws, changes to existing laws, or regulatory developments; and
●	general economic trends and other factors.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. You should not rely on our quarterly revenue and operating results to predict our future performance.

We Have Experienced Net Losses

We had net losses in 2001, 2002, 2003, 2004, and 2005, and operating losses in 2006, 2007, and 2009. We may experience losses in the future if:

●	the test and diagnostics or biometrics markets decline;
●	new and/or existing customers do not choose to use our software or hardware products; or
●	customers do not choose to license and/or buy our patents.

Our Business is Subject to Rapid Technological Change

The telecommunications and biometrics industries are characterized by rapid technological change and uncertainty. In these industries, new generations of products are introduced regularly and evolutionary improvements to existing products are required. Therefore, we face risks that others could introduce competing technologies that render our technologies and products less desirable or obsolete. Also, the announcement of new technologies could cause: i) our customers to delay purchasing our products; or ii) our customers’ customers to delay purchasing OEM products that incorporate our products. Either of these events could seriously harm our business.

We expect that our business will depend to a significant extent on our ability to introduce new generations of products as well as new technologies and products that keep pace with changes in these industries. We must continually devote significant engineering resources to achieving technical innovations and product developments. These developments are complex and require long development cycles. Moreover, we may have to make substantial investments in technological innovations and product developments before we can determine their commercial viability. We may lack sufficient financial resources to fund future development. Revenue from technological innovations, even if successfully developed, may not be sufficient to recoup the costs of development.

Our Intellectual Property is Subject to Limited Protection

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success. We regard our technology as proprietary. Our patent portfolio includes approximately 130 U.S. and foreign patents as well as approximately 200 pending patent applications. We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

We typically work closely with our customers, who may also be potential competitors, and provide them with proprietary know-how. Although our agreements contain non-disclosure provisions and other terms protecting our proprietary know-how and technology rights, it is possible that, despite these precautions, some of our customers might obtain from us proprietary information that they could use to compete with us in the marketplace. Although we intend to defend our intellectual property as necessary, the steps we have taken may be inadequate to prevent misappropriation.

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

Current Economic Conditions, Including The Credit Crisis Affecting The Financial Markets And The Global Recession, Could Adversely Affect Our Business, Results Of Operations And Financial Condition

Over the past several years, the world’s financial markets have been experiencing turmoil, characterized by reductions in available credit, increased costs of credit, volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These events have materially and adversely impacted the availability of financing to a wide variety of businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, future product plans, and sales projections across industries and markets. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of:

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

We are unable to predict the likely duration and severity of disruptions in financial markets and adverse economic conditions in the U.S. and other countries, but the longer the duration, the greater the risks we face in operating our business.

We Must Make Judgments in the Process of Preparing Our Financial Statements

We prepare our financial statements in accordance with generally accepted accounting principles and certain critical accounting policies that are relevant to our business. The application of these principles and policies requires us to make significant judgments and estimates. In the event that judgments and estimates we make are incorrect, we may have to change them, which could materially affect our financial position and results of operations.

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

If We are Unable to Maintain Effective Internal Controls Over Financial Reporting, Investors Could Lose Confidence In The Reliability of Our Financial Statements, Which Could Result In a Decline in the Price of Our Common Stock

As a public company, we are required to enhance and test our financial, internal and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. Consistent with the Sarbanes-Oxley Act and the rules and regulations of the SEC, management’s assessment of our internal controls over financial reporting and the audit opinion of our independent registered accounting firm as to the effectiveness of our controls is required in connection with our filing of our Annual Report on Form 10-K. If we are unable to identify, implement and conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover weaknesses or other issues with these controls that could also result in adverse investor reaction.

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

LICENSING PRODUCT LINE RISKS

We Sold Substantially All of the Assets of Our DSL Silicon IP Licensing Product Line, And This Product Line Will No Longer Contribute Meaningful Contract Revenues

In November 2009, we sold substantially all of the assets associated with our DSL and home networking licensing product line to Lantiq for $6.75 million. Lantiq is a newly formed fabless semiconductor company that was spun out of Infineon. Prior to the spinout, Infineon was our largest DSL licensing customer. The sale included: i) our DSL and home networking technology products; ii) certain patents and patent applications related to these technologies; and iii) a group of 41 engineers and the equipment used by those engineers.

As a result of the sale, we will no longer license DSL silicon technology to semiconductor customers for the foreseeable future, nor are we deriving DSL contract revenue from Infineon or Lantiq. In 2009, 2008, and 2007, we derived approximately 19%, 12% and 19% of our total revenue from Infineon/Lantiq, including contract revenue and royalties.

We Expect to Continue to Receive Royalty Revenues After the Sale to Lantiq; However Future Royalty Revenue May Decline Because of Factors That Are Beyond Our Control

Under the terms of our amended license with Lantiq, we expect to continue to receive royalties for DSL chipsets Lantiq sells. We also expect to continue to derive royalties and a minimal amount of contract revenue from Ikanos as our agreement with Ikanos remains in effect after the sale to Lantiq. Future royalties we may receive from Lantiq and Ikanos are influenced by factors that are beyond our control, including:

●	The competitiveness of DSL chipsets offered by Lantiq and Ikanos and the willingness of their customers to purchase DSL chipsets from them;
●	The promotional and marketing efforts of Lantiq and Ikanos; and
●
DSL market risks in general, including: i) industry wide chipset demand; and ii) competitive pressures and cyclical demand for DSL chipsets, which may result in reduced average selling prices and channel inventory build-up.

Any or all of these factors may cause our royalty revenue to decline in the future.

Our Ability to Obtain, Sell, License, or Enforce Patents Could be Affected by New Laws, Regulations or Rules

We intend to continue to pursue the license, sale or enforcement of patents in our patent portfolio. Our patent portfolio includes approximately 130 U.S. and foreign patents as well as approximately 200 pending patent applications. We also have an active program to protect our proprietary technology through the filing of additional patents. New laws, regulations or rules implemented either by Congress, the United States Patent and Trademark Office, foreign patent offices, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders could significantly increase our expenses related to patent prosecution or decrease revenues associated with our patents. While we are not aware that any such changes are likely to occur in the foreseeable future, we cannot assure you that such changes will not occur.

BIOMETRICS PRODUCT LINE RISKS

Our Biometrics Product Line Faces Intense Competition

The markets for our biometrics products and services are competitive and uncertain. Many of our biometric software competitors have significantly greater financial, technological, marketing and personnel resources than we do. We also face intense competition from internal development teams within potential customers. We must convince potential customers to purchase products and services from us rather than develop software or perform services internally. Furthermore, customers, who have already purchased from us, may choose to stop purchasing our software and develop their own software.

In addition, announcements or introductions of new technologies or products by our competitors may adversely affect our business.

Biometrics Software Business Risks

Our biometrics software business is subject to a variety of additional risks, which could materially adversely affect our revenue and operating results, including:

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

Biometrics Professional Services Business Risks

 Our biometrics professional services business is subject to additional risks, which could materially adversely affect our revenue and operating results, including:

●	our ability to structure and price technology contracts in a manner that is consistent with our business model;
●	our ability to structure ourselves to successfully bid on U.S. government contracts and meet the requirements of U.S. contracting rules and regulations;
●	our ability to deliver contract milestones: i) in a timely and cost efficient manner, and ii) in a form and condition acceptable to customers;
●	the risk that customers could terminate projects;
●	the risk that we rely substantially on third party contractors and consultants to deliver certain contract milestones; and
●	the potential that customers could fail to make payments under their contracts.

TEST & DIAGNOSTIC PRODUCT LINE RISKS

Our DSL Test and Diagnostics Business Depends Upon a Limited Number of Customers, Therefore We Derive Revenue from a Small Number of Customers

There are a relatively limited number of OEM suppliers and service providers to which we can sell our DSL test and diagnostics products in a manner consistent with our business model. In 2007, we derived approximately 16% and 10% of our total revenue from Spirent and Alcatel, both of which are test and diagnostics customers. No single test and diagnostics customer represented more than 10% of our total revenue in 2008 and 2009, although Spirent and Alcatel contributed significant revenue to our test and diagnostics business in those years.

If we fail to maintain relationships with our current customers or fail to establish a sufficient number of new customer relationships, our business could be seriously harmed. In addition, our current and prospective customers may use their superior size and bargaining power to demand terms that are unfavorable to us.

Our DSL Test and Diagnostics Business Faces Intense Competition

The markets for our DSL test and diagnostics hardware and software products are competitive and uncertain. Our success as a supplier of hardware and software products for DSL test and diagnostics depends in large part on:

●	the willingness and ability of OEM customers to design, build and sell automated test heads, hand-held testers, and DSLAMs that incorporate or work with our products;
●	our ability to market and sell to service providers; and
●	our ability to provide effective sales, marketing, and customer service to our customers.

Our OEM customers, their competitors and service providers have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do. We can give no assurance that our customers will continue to purchase products from us or that we will be able to compete effectively or that competitive pressures will not seriously harm our business.

The Success of Our DSL Test and Diagnostics Business Requires Telephone Companies to Install DSL Services in Volume

The success of our DSL test and diagnostics business depends upon telephone companies installing DSL services in significant volumes. Moreover, our business depends on capital equipment spending by telephone companies. If telephone companies reduce their budgets for or decide not to install or utilize equipment dedicated to DSL service or test infrastructure, our test and diagnostics business could be harmed.

DSL services offered over telephone networks also compete with alternative broadband services that use other broadband network architectures, such as cable networks, fiber-to-the-home networks, and wireless networks. These alternative broadband networks may be more successful than DSL. If telephone companies cannot compete effectively with alternative broadband services our test and diagnostics business could be harmed.

The Success of Our DSL Test and Diagnostics Products Depends On Our Ability to Develop Commercially Available Products in a Timely Fashion

Our success in developing and introducing, new and enhanced test and diagnostics products depends on the ability of our engineering organization to design and develop such products. Because of the complexity of our hardware and software products, it may take us a significant amount of time to develop commercially available products. If we cannot successfully develop and introduce new and enhanced test and diagnostics products on a timely basis, our DSL test and diagnostics business could be seriously harmed.

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

We are Dependent On a Single Source Contract Manufacturer for the Manufacture of Our DSL Hardware Products, the Loss of Which Would Harm Our Business

We currently depend on one contract manufacturer to manufacture our DSL hardware products. If this company was to terminate its arrangement with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms. Although we make reasonable efforts to ensure that our contract manufacturer performs to our standards, our reliance on a single source limits our control over quality assurance and delivery schedules. Defects in workmanship, inadequate yields, and manufacturing disruptions and difficulties may impair our ability to manage inventory and cause delays in shipments and cancellation of orders that may adversely affect our relationships with current and prospective customers. As a result, our test and diagnostics business could be harmed.

Our Manufacturing Systems May Not Be Adequate For Our DSL Test and Diagnostics Hardware Product Offerings

Our manufacturing systems have been adequate to manage current product configurations and production volumes. However, our manufacturing systems have not been tested by more complex hardware products or by production volumes higher than current levels. If our manufacturing systems are inadequate or have other problems, our test and diagnostics business could be harmed.

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

If any one or more of our single source suppliers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. We could incur substantial hardware and software redesign costs if we are required to replace the components. Any such disruption or increased expenses could harm our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE. The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated from January 1, 2008 to December 31, 2009.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
High	$2.35	$2.99	$3.02	$2.90
Low	1.60	1.83	2.25	1.94

2008
High	$4.30	$3.96	$3.39	$2.96
Low	3.65	2.85	2.43	1.58

As of February 5, 2010, we had approximately 125 shareholders of record. This number does not include shareholders from whom shares were held in a “nominee” or “street” name. We have never paid cash dividends on our common stock and we anticipate that we will continue to reinvest any earnings to finance future operations.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2009.

Performance Graph

The following performance graph compares the performance of Aware’s cumulative stockholder return with that of a broad market index, the Nasdaq Composite Index, and a published industry index, the RDG Technology Composite Index. The cumulative stockholder returns for shares of Aware’s common stock and for the market and industry indices are calculated assuming $100 was invested on December 31, 2004. Aware paid no cash dividends during the periods shown. The performance of the market and industry indices is shown on a total return, or dividends reinvested, basis.

	Value of Investment ($)
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Aware, Inc.	$100.00	$91.75	$109.90	$86.60	$38.56	$57.73
Nasdaq Composite Index	100.00	101.33	114.01	123.71	73.11	105.61
RDG Technology Composite	100.00	102.13	111.45	127.27	71.89	115.97

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 to December 31, 20091	-	-	-	-

(1)
On August 28, 2007, we issued a press release announcing that our board of directors had approved the repurchase from time to time through December 31, 2008 of up to $5,000,000 of our common stock. On October 29, 2008, we announced that our board of directors had approved an amendment to the program that increased the total amount of common stock that may be repurchased from $5,000,000 to $10,000,000. The amendment also extended the period of time that shares may be repurchased from December 31, 2008 to December 31, 2009. The repurchase program ended on December 31, 2009.

During 2007 and 2008, we purchased 9,107 and 712,024 shares, respectively, at a total cost of $38,716 and $2,357,410, respectively, under this plan. We did not purchase any shares under the plan in 2009.

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

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2009, 2008, 2007, 2006, and 2005. When you read this selected financial data, it is important that you read it along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our historical consolidated financial statements, and the related notes to the financial statements, which can be found in Item 8.

Year ended December 31,	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Statements of Operations Data
Revenue	$22,042	$30,517	$26,437	$24,056	$15,667
Income (loss) from operations	(5,482)	629	(1,830)	(399)	(3,618)
Gain on sale of assets	6,230	-	-	-	-
Net income (loss)	982	1,776	160	1,034	(2,468)
Net income (loss) per share – basic	$0.05	$0.08	$0.01	$0.04	$(0.11)
Net income (loss) per share – diluted	$0.05	$0.07	$0.01	$0.04	$(0.11)

Balance Sheet Data
Cash and short-term investments	$39,669	$45,516	$38,055	$37,834	$36,763
Working capital	42,209	47,288	45,031	41,372	39,124
Total assets	51,454	57,546	56,383	54,586	49,741
Total liabilities	3,094	3,023	3,147	3,216	2,238
Total stockholders’ equity	48,360	54,523	53,236	51,370	47,503

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2009	2008	2007
Product sales	70%	46%	66%
Contract revenue	21	48	24
Royalties	9	6	10
Total revenue	100	100	100

Costs and expenses:
Cost of product sales	13	8	15
Cost of contract revenue	13	14	21
Research and development	54	43	41
Selling and marketing	22	16	14
General and administrative	23	17	16
Total costs and expenses	125	98	107

Income (loss) from operations	(25)	2	(7)

Gain on sale of assets	28	-	-
Interest income	1	4	8

Income before provision for income taxes	4	6	1
Provision for income taxes	-	-	-
Net income	4%	6%	1%

Summary. Over the past three years, we have organized ourselves as one segment with three product lines. Our product lines have included: i) licensing products, ii) DSL test and diagnostics products, and iii) biometrics products. Our results of operations for 2009, 2008, and 2007 reflect the financial impact of these three product lines.

Our licensing products have consisted of: i) DSL technology products, ii) home networking technology products, and iii) patents related to DSL, home networking and other technologies. Our technology products have been licensed to semiconductor companies that sell chipsets that incorporate our technology. Our patents are sold or licensed to third parties interested in acquiring such patent rights.

Our test and diagnostics products consist of DSL hardware and software products that are used by telephone companies to improve the quality of their DSL service offerings. Our test and diagnostics products are typically sold to OEMs that incorporate our products into their products. Our OEM customers sell their equipment and software products to telephone companies. We also market our test and diagnostics software directly to telephone companies.

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

On November 13, 2009, we completed a transaction in which we sold substantially all of the assets associated with our licensing product line to Lantiq for $6.75 million. Lantiq is a newly formed fabless semiconductor company that was spun out of Infineon, our largest DSL licensing customer. The sale included: i) our DSL and home networking technology assets; ii) certain patents and patent applications related to those technology assets; iii) a group of 41 engineers; and iv) lab and computer equipment used by the transferred engineers.

As a result of the Lantiq transaction, we will no longer derive DSL contract revenue from Infineon or Lantiq. Over the past several years, contract revenue from Infineon has ranged from $0.5 million to $1.0 million per quarter. We amended and restated the existing license agreement between us and Infineon to provide Lantiq (as successor to Infineon) certain non-exclusive licenses of our patent rights, and to continue Lantiq’s royalty obligations to Aware. We also expect to continue to derive contract revenue for engineering support and royalties per our existing agreements with Ikanos. We will not be pursuing new silicon intellectual property licensing customers for DSL or home networking applications for the foreseeable future. In addition, Aware subleased certain office and lab space to Lantiq at its main facilities in Bedford, Massachusetts. We expect that quarterly engineering expenses associated with our licensing product line will decrease by $1.7 million to $2.0 million as a result of the transfer of 41 engineers to Lantiq.

After the sale of our licensing product line to Lantiq in November 2009, we have operated as one segment with two principal product lines: i) biometrics products; and ii) DSL test and diagnostics products. We expect that the Lantiq transaction will have a minimal impact on the future financial results of our biometrics and DSL test and diagnostics product lines. As it relates to our DSL test business, Aware and Lantiq will cooperate with one another with respect to embedded wireline diagnostics technology and products.

Our net income in accordance with generally accepted accounting principles (“GAAP”) for the year ended December 31, 2009 was $1.0 million, or $0.05 per share. These results reflect: i) a $6.2 million gain on the sale of assets to Lantiq and ii) licensing product results with 10 ½ months of historical revenue and expenses and 1 ½ months of post-Lantiq transaction revenue and expenses. GAAP net income for the year ended December 31, 2008 was $1.8 million, or $0.07 per share.

The Company uses the non-GAAP information internally to evaluate its operating performance and believes these non-GAAP measures are useful to investors as they provide additional insight into the underlying operating results. Our non-GAAP net income excludes the effect of stock-based compensation expense. Non-GAAP net income for the year ended December 31, 2009, excluding the effect of $1.7 million of stock-based compensation, was $2.7 million, or $0.13 per diluted share. Non-GAAP net income for the year ended December 31, 2008, excluding the effect of $1.5 million of stock-based compensation, was $3.3 million, or $0.14 per diluted share. A reconciliation of GAAP to non-GAAP results is set forth in the table below (in thousands):

	Years ended December 31,
	2009	2008	2007
GAAP net income	$982	$1,776	$160
Stock-based compensation	1,737	1,505	1,138
Non-GAAP net income	$2,719	$3,281	$1,298

	Years ended December 31,
	2009	2008	2007
GAAP net income per share	$0.05	$0.07	$0.01
Stock-based compensation per share	0.08	0.07	0.04
Non-GAAP net income per share	$0.13	$0.14	$0.05

Product Sales

Product sales consist primarily of revenue from the sale of hardware and software products. Hardware products consist primarily of DSL test and diagnostics modules. Software products consist of software products, including maintenance contracts, for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales increased 10% from $14.0 million in 2008 to $15.4 million in 2009. As a percentage of total revenue, product sales increased from 46% in 2008 to 70% in 2009. The dollar increase in product sales was primarily due to a $1.7 million increase in revenue from the sale of test and diagnostic hardware and software, which was partially offset by a $0.3 million decrease in revenue from the sale of biometrics software. The $1.7 million increase in revenue from the sale of test and diagnostic products was mainly attributable to: 1) a $1.3 million increase in software revenue from two large customers, and 2) a $0.4 million increase in hardware revenue. The $0.3 million decrease in revenue from the sale of biometrics software was primarily due to challenging economic conditions in the first half of 2009.

We do not expect the Lantiq transaction to materially affect future product sales.

Product sales decreased 20% from $17.5 million in 2007 to $14.0 million in 2008. As a percentage of total revenue, product sales decreased from 66% in 2007 to 46% in 2008. The dollar decrease in product sales was primarily due to a $5.4 million decrease in revenue from the sale of test and diagnostic hardware and software, which was partially offset by a $1.9 million increase in revenue from the sale of biometrics software. The decrease in revenue from the sale of test and diagnostic products was mainly attributable to: 1) significant sales to three OEM customers in 2007 that did not reoccur at those volumes in 2008; and 2) a challenging telecommunications test equipment environment.

Contract Revenue

Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to the sale or license of Aware’s patents, DSL technology, DSL test and diagnostic technology, and biometrics technology.

Contract revenue decreased 69% from $14.7 million in 2008 to $4.6 million in 2009. As a percentage of total revenue, contract revenue decreased from 48% in 2008 to 21% in 2009. The dollar decrease was primarily due to an $8.5 million sale of patents that occurred in 2008. There were no patent sales in 2009. Although there were no patent sales in 2009, we intend to continue to sell and/or license additional patents in the future, subject to customer demand and favorable terms and conditions. Also in 2009, contract revenue decreased by $1.7 million for revenue from biometrics professional services contracts as a result of the completion of a significant project.

Contract revenue decreases from patent sales and biometrics professional services contracts were slightly offset by a $0.2 million increase in revenue from DSL technology contracts. Notwithstanding the small increase in 2009, we expect that contract revenue from DSL technology contracts will decline by $0.5 million to $1.0 million per quarter as a result of the Lantiq transaction beginning in the first quarter of 2010. Contract revenue in future quarters is expected to consist of revenue from some or all of the following sources: 1) Ikanos; 2) biometrics technology contracts; and 3) sales and/or licenses of patents. We will not be pursuing new silicon IP licensing customers for DSL or home networking applications in the foreseeable future.

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

Royalties increased 12% from $1.8 million in 2008 to $2.1 million in 2009. As a percentage of total revenue, royalties increased from 6% in 2008 to 9% in 2009. The dollar increase in royalties was due to a $0.3 million increase in DSL royalties from Lantiq/Infineon and Ikanos.

Our royalty revenue currently comes predominantly from ADSL chipset sales by Ikanos and ADSL and VDSL chipset sales by Lantiq (formerly Infineon). The Lantiq transaction will not alter the royalty obligations of Ikanos or Lantiq, which we expect to continue per the existing agreements with those parties. We remain uncertain as to whether these licensees will be able to maintain their market shares and chipset prices in the face of intense competition, and whether our relationships with them will contribute meaningful royalties to us in the future. Also, as a result of the Lantiq transaction, we will not be pursuing new silicon intellectual property licensing customers for DSL or home networking applications in the foreseeable future that might lead to royalties from new customers.

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

Cost of product sales increased 12% from $2.6 million in 2008 to $2.9 million in 2009. As a percentage of product sales, cost of product sales increased from 18% in 2008 to 19% in 2009, which resulted in gross margins on product sales decreasing from to 82% to 81%. The dollar increase in cost of product sales in 2009 was primarily attributable to a $0.4 million increase in hardware product sales. The decrease in gross margins on product sales was primarily due to a slightly lower proportion of software sales in the product sales mix.

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

Cost of contract revenue decreased 31% from $4.2 million in 2008 to $2.9 million in 2009. As a percentage of contract revenue, cost of contract revenue increased from 29% in 2008 to 63% in 2009, which resulted in gross margins on contract revenue decreasing from 71% to 37%. The $1.3 million decrease in cost of contract revenue was primarily due to lower contract revenue from biometrics professional services contracts. The significant decrease in gross margins on contract revenue was due to: 1) no contract revenue from patent sales in 2009 as compared to $8.5 million of such revenue in 2008 (patent sales have had no associated cost of contract revenue); and 2) a decrease in contract revenue from biometrics contracts.

Cost of contract revenue decreased 23% from $5.4 million in 2007 to $4.2 million in 2008. As a percentage of contract revenue, cost of contract revenue decreased from 86% in 2007 to 29% in 2008, which resulted in gross margins on contract revenue increasing from 14% to 71%. The $1.2 million decrease in cost of contract revenue was primarily due to lower DSL contract revenue. Lower cost of contract revenue from DSL contracts was partially offset by increased cost of contract revenue from biometrics professional services contracts, which was due to increased revenue from such contracts. The significant increase in gross margins on contract revenue was due to: 1) an $8.5 million patent sale which had no cost of contract revenue associated with it; and 2) an increase in contract revenue from biometrics contracts.

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

Research and development expense decreased 9% from $13.2 million in 2008 to $11.9 million in 2009. As a percentage of total revenue, research and development expense increased from 43% in 2008 to 54% in 2009. The dollar decrease in research and development expense was primarily due to: 1) lower engineering spending associated with our licensing product line in the last 1 ½ months of the year as a result of the transfer of 41 engineers to Lantiq in mid-November 2009, and 2) lower engineering spending on our licensing product line in the first 10 ½ months of 2009 as compared with the same 10 ½ month period in 2008.

Prior to the closing of the Lantiq transaction in mid-November 2009, our research and development spending had been principally focused on developing analog and digital silicon IP solutions for broadband communications and home networking applications, developing test and diagnostics hardware and software, and developing biometrics and imaging software. After the Lantiq transaction, our future research and development activities will be focused on developing biometrics and imaging software, and developing test and diagnostics hardware and software. We will also continue to expand our patent portfolio.

As a result of the Lantiq transaction, we expect that our future engineering expenses will decrease by $1.7 million to $2.0 million per quarter due to the transfer of 41 engineers to Lantiq. This future period expense reduction will appear on the research and development expense and cost of contract revenue lines of our consolidated statements of operations as we allocate engineering expenses to both of these expense classifications. The full financial impact of this expense reduction will begin in the first quarter of 2010.

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

Sales and marketing expense were $4.7 million in 2008 and 2009. As a percentage of total revenue, sales and marketing expense increased from 16% in 2008 to 21% in 2009. Level sales and marketing expenses in 2009 were the result of higher spending in our biometrics sales organization, which was offset by lower spending in our licensing sales organization.

Since the Lantiq transaction did not involve any of our sales or marketing personnel, the transaction will have a minimal impact on future sales and marketing expenses.

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

General and administrative expense decreased 2% from $5.2 million in 2008 to $5.1 million in 2009. As a percentage of total revenue, general and administrative expense increased from 17% in 2008 to 23% in 2009. The dollar decrease in general and administrative expense was mainly attributable to lower spending on legal fees for litigation and patent filings, which was partially offset by higher stock-based compensation expenses.

Since the Lantiq transaction did not involve any of our administrative personnel, the transaction will have a minimal impact on future general and administrative expenses.

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

Gain on Sale of Assets

We sold substantially all of the assets associated with our home networking and DSL technology to Lantiq for $6.75 million. We recorded a gain on the sale of assets of $6.2 million. The gain reflects $6.75 million of proceeds from Lantiq less the following items: i) the net book value of assets transferred to Lantiq; ii) the write-off of certain prepaid assets that had no economic value after the sale; and iii) transaction costs.

Interest Income

Interest income decreased 80%, or $0.9 million, from $1.2 million in 2008 to $0.2 million in 2009. The dollar decrease in interest income was primarily due to a significant fall in money market interest rates during 2009.

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

Income Taxes

We are subject to income taxes in the United States and we use estimates in determining our provisions for income taxes. We account for income taxes in accordance with Accounting Standards Codification Topic 740 (ASC 740), which is the asset and liability method for accounting and reporting for income taxes. Under ASC 740, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

We made no provision for income taxes in the years ended 2009, 2008 and 2007, except for $4,000, $16,000, and $26,000 of state excise taxes paid in each year, respectively.

As of December 31, 2009, we had U.S. federal net operating loss carryforwards for income tax purposes of $47.6 million that expire beginning in 2010 and state net operating loss carryforwards of $10.3 million that expire beginning in 2010. We also had U.S. federal tax credits of $13.4 million that expire beginning in 2010 and state research and development credits of $7.1 million that expire beginning in 2010. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests, as defined.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in March 1986, we have financed our activities primarily through the sale of stock, although in 2009 and 2008 we repurchased more of our stock than we issued. In the years ended December 31, 2009, 2008, and 2007, we received net proceeds from the issuance of stock under employee stock plans of $7,000, $0.4 million, and $0.6 million, respectively. In the years ended December 31, 2009, 2008, and 2007, we spent $9.0 million, $2.4 million and $38,000, respectively, to repurchase our stock under a share repurchase program and a Dutch auction tender offer authorized by the board of directors.

In the years ended December 31, 2009 and 2007, our operating activities used net cash of $3.4 million and $1.3 million, respectively. Cash used in our operating activities in 2009 was primarily the result of an operating loss of $5.5 million, which was decreased for non-cash items related to depreciation and amortization of $0.8 million, and stock-based compensation expense of $1.7 million, and which was increased by higher working capital requirements of $0.7 million. Cash used in our operating activities in 2007 was primarily the result of net income of $0.2 million, which was increased for non-cash items related to depreciation and amortization of $0.9 million, and stock-based compensation expense of $1.1 million, but which was more than offset by higher working capital requirements of $3.4 million. In the year ended December 31, 2008, our operating activities provided net cash of $9.4 million. Cash provided by operating activities in 2008 was primarily the result of net income of $1.8 million, which was increased for non-cash items related to depreciation and amortization of $0.9 million, and stock-based compensation expense of $1.5 million. Also in 2008, we increased cash from operating activities by $5.2 million by lowering our working capital requirements.

In the years ended December 31, 2009, 2008, and 2007, we made capital expenditures of $0.2 million, $0.4 million, and $0.6 million, respectively. Capital expenditures in all three years primarily consisted of spending on computer hardware and software and laboratory equipment used principally in engineering activities. We have no material commitments for capital expenditures. In the year ended December 31, 2009, we also received net proceeds from the sale of our licensing business of $6.7 million.

At December 31, 2009, we had cash and cash equivalents of $39.7 million. While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

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

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2009 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$9	$9	$-	$-	$-
Purchase orders	984	984	-	-	-
Total	$993	$993	$-	$-	$-

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, stock-based compensation, income taxes, inventories, and the allowance for doubtful accounts to be critical policies.

Revenue recognition. We derive our revenue from three sources (i) product revenue, which includes revenue from the sale of hardware and software products for the DSL test and diagnostics market and software products for the biometrics, medical and digital imaging markets, (ii) contract revenue, which primarily includes engineering service fees for DSL and biometrics projects as well as patent sales and/or licenses, and (iii) royalties.

As prescribed by Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, we recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered. We also apply the software revenue recognition principles set forth in section 965 of ASC 605, when recognizing software revenue.

As described below, we make significant judgments during the process of determining revenue for any particular accounting period.

In determining revenue recognition, we assess whether fees associated with revenue transactions are fixed or determinable based on the terms of the contract and based on payment terms. If the fee is not fixed or determinable, we defer the fee and recognize revenue as amounts become due and payable. We assess whether collection is reasonably assured based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured.

In addition to these general revenue recognition judgments, we make specific judgments with respect to the recognition of multiple element revenue arrangements. When our agreements include the delivery of multiple revenue elements, such as software licenses, software maintenance or engineering services, we must assess whether we have vendor specific evidence for undelivered elements and apply the principles set forth in ASC 605.

Our revenue recognition policies are described more fully in Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award) under the provisions of ASC Topic 718.

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options we grant to employees and directors which are subject to ASC 718 requirements. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our actual current tax expense. We must also estimate temporary and permanent differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period for deferred tax assets, which have been recognized, we must include an expense with the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets primarily relate to net operating losses and research and development tax credits that we are carrying forward into future tax periods. As of December 31, 2009, we had a total of $42.8 million of deferred tax assets for which we had recorded a full valuation allowance.

We adopted the guidance related to uncertain tax positions on January 1, 2007. The implementation of this guidance did not materially affect our financial position or results of operations. At the date of adoption of January 1, 2007 and also at December 31, 2007, 2008, and 2009 we had no unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in income tax expense.

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

In June 2009, the FASB issued Update No. 2009-01, which establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted the Codification when referring to GAAP in the third quarter of 2009. The adoption of the Codification did not have an impact on our consolidated results.

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

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC 605-25. ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition when an arrangement involves multiple deliverables and expands the related disclosure requirements. The guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. ASU 2009-13 will be effective for us on January 1, 2011, with early adoption permitted. We are currently evaluating the impact the adoption of ASU 2009-13 will have on our financial position and results of operations.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC 985-605. ASU 2009-14 modifies the scope of the software revenue guidance in ASC 985-605 to exclude tangible products that contain both software components and non-software components. ASU 2009-14 will be effective for us on January 1, 2011, with early adoption permitted. We are currently evaluating the impact the adoption of ASU 2009-14 will have on our financial position and results of operations.

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

As of December 31, 2009, our cash and cash equivalents of $39.7 million were invested in money market accounts. Due to the nature and short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of December 31, 2009, we had no investments that matured in more than twelve months. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Aware, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Aware, Inc, and its subsidiary at December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 12, 2010

AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$39,669	$45,516
Accounts receivable (less allowance for doubtful accounts of $30 in 2009 and $30 in 2008)	3,565	2,211
Inventories	1,113	1,656
Prepaid expenses and other current assets	363	598
Total current assets	44,710	49,981

Property and equipment, net	6,744	7,463
Other assets, net	-	102
Total assets	$51,454	$57,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327	$466
Accrued expenses	127	241
Accrued compensation	1,202	1,480
Accrued professional	282	167
Deferred revenue	563	339
Total current liabilities	2,501	2,693

Long-term deferred revenue	593	330

Commitments and contingent liabilities (Note 8)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2009 and 2008; issued and outstanding, 19,809,315 in 2009 and 23,281,204 in 2008	198	233
Additional paid-in capital	76,032	83,143
Accumulated deficit	(27,870)	(28,853)
Total stockholders’ equity	48,360	54,523
Total liabilities and stockholders’ equity	$51,454	$57,546

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007

Revenue:
Product sales	$15,376	$14,022	$17,491
Contract revenue	4,611	14,658	6,337
Royalties	2,055	1,837	2,609
Total revenue	22,042	30,517	26,437

Costs and expenses:
Cost of product sales	2,887	2,589	3,998
Cost of contract revenue	2,896	4,180	5,425
Research and development	11,920	13,171	10,869
Selling and marketing	4,707	4,739	3,738
General and administrative	5,114	5,209	4,237
Total costs and expenses	27,524	29,888	28,267

Income (loss) from operations	(5,482)	629	(1,830)
Gain on sale of assets	6,230	-	-
Interest income	238	1,163	2,016
Income before provision for income taxes	986	1,792	186
Provision for income taxes	4	16	26

Net income	$982	$1,776	$160

Net income per share – basic	$0.05	$0.08	$0.01
Net income per share – diluted	$0.05	$0.07	$0.01

Weighted average shares – basic	20,869	23,638	23,738
Weighted average shares – diluted	20,874	23,697	25,084

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$982	$1,776	$160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	823	921	878
Provision for doubtful accounts	-	(25)	(20)
Stock-based compensation	1,737	1,505	1,138
Gain on sale of assets	(6,230)	-	-
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(1,353)	5,475	(2,903)
Inventories	542	(232)	(605)
Prepaid expenses and other current assets	131	110	160
Accounts payable	(139)	(473)	247
Accrued expenses	(377)	423	69
Deferred revenue	487	(74)	(386)
Net cash (used in) provided by operating activities	(3,397)	9,406	(1,262)

Cash flows from investing activities:
Purchases of property and equipment	(168)	(445)	(559)
Proceeds from sale of assets, net	6,661	-	-
Sales of investments	-	38,743	24,497
Purchases of investments	-	(2,000)	(30,009)
Net cash provided by (used in) investing activities	6,493	36,298	(6,071)

Cash flows from financing activities:
Proceeds from issuance of common stock	7	363	647
Shares surrendered by employees to pay taxes related to unrestricted stock	-	-	(41)
Repurchase of common stock	(8,950)	(2,357)	(38)
Net cash (used in) provided by financing activities	(8,943)	(1,994)	568

(Decrease) increase in cash and cash equivalents	(5,847)	43,710	(6,765)
Cash and cash equivalents, beginning of year	45,516	1,806	8,571

Cash and cash equivalents, end of year	$39,669	$45,516	$1,806

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2006	23,643	$236	$81,923	$(30,789)	$51,370

Exercise of common stock options	198	3	632		635
Repurchase of common stock	(9)	-	(38)		(38)
Issuance of unrestricted stock	29	-	153		153
Shares surrendered by employees to pay taxes related to unrestricted stock	(8)	-	(41)		(41)
Issuance of common stock under employee stock purchase plan	2	-	12		12
Stock-based compensation expense	-	-	985		985
Net income				160	160

Balance at December 31, 2007	23,855	239	83,626	(30,629)	53,236

Exercise of common stock options	136	1	358		359
Repurchase of common stock	(712)	(7)	(2,350)		(2,357)
Issuance of common stock under employee stock purchase plan	2	-	4		4
Stock-based compensation expense	-	-	1,505		1,505
Net income				1,776	1,776

Balance at December 31, 2008	23,281	233	83,143	(28,853)	54,523

Exercise of common stock options	-	-	-		-
Repurchase of common stock	(3,500)	(35)	(8,915)		(8,950)
Issuance of unrestricted stock	25	-	60		60
Issuance of common stock under employee stock purchase plan	3	-	7		7
Stock-based compensation expense	-	-	1,737		1,737
Net income				982	982

Balance at December 31, 2009	19,809	$198	$76,032	$(27,870)	$48,360

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

We are a leading supplier of products for the biometrics and Digital Subscriber Line (“DSL”) test industries. We sell software products for biometrics and imaging applications and hardware and software products for DSL test and diagnostics applications. We sell our software products for biometrics, medical and digital imaging applications and professional services for biometrics primarily through an OEM sales channel. We sell our DSL test hardware and software products primarily through an OEM sales channel. We also sell and/or license patents related to communications, signal processing, and compression technologies.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Aware, Inc. and its subsidiary. All significant intercompany transactions have been eliminated. We evaluated subsequent events through February 12, 2010, the date of financial statement issuance.

Fair Value Measurements - The FASB issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value, and expands disclosures for assets and liabilities measured at fair value in financial statements. This guidance is set forth in FASB Accounting Standards Codification Topic 820 (ASC 820). We adopted the provisions of ASC 820 as of January 1, 2008, for our financial instruments. Although the adoption of ASC 820 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value. We had no available for sale investments as of December 31, 2009 or December 31, 2008.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated useful lives of assets used by us are:

Building and improvements	30 years
Building improvements	5 to 20 years
Furniture and fixtures	5 years
Computer, office & manufacturing equipment	3 years
Purchased software	3 years

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time. We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2009 and 2008.

Revenue Recognition – We recognize revenue by applying the principles in FASB Topic ASC 605, Revenue Recognition. Our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

Persuasive evidence of an arrangement: We use contracts signed by both the customer and us or written purchase orders issued by the customer as evidence of an arrangement.

Product delivery: We deem delivery to have occurred: (i) upon shipment when products are shipped FOB shipping point, or (ii) upon delivery at a customer’s location when products are shipped FOB destination. If customer acceptance provisions apply, revenue is not recognized until delivery has occurred and we have received such acceptance. If we are required to provide installation services, which is rare under our OEM business model, revenue is not recognized until installation is complete.

Fixed or determinable fee: We consider fees to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within normal established practices. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will pay amounts under the arrangement as payments become due.

We categorize revenue as product sales, contract revenue, or royalties depending on the nature of the revenue. In addition to the general revenue recognition policies described above, specific revenue recognition policies apply to each category of revenue.

Product sales
Product sales consist of revenue from the sale of hardware and software products. Specific revenue recognition policies for product sales are:

Hardware product sales. Hardware product sales consist of revenue from the sale of DSL test and diagnostic hardware products. Hardware products are typically sold independently of other revenue elements, such as software, services and maintenance. Accordingly, the terms of hardware sales generally do not contain provisions that obligate us to provide additional products or services after shipment. Additionally, we do not grant return rights other than normal warranty rights of return. We recognize hardware revenue upon delivery.

Software product sales. Software product sales consist of revenue from the sale of biometrics and digital imaging software products as well as DSL test and diagnostics software. Software product sales from these product lines include: i) software licenses and ii) maintenance contracts that entitle customers to technical support and product updates during the contract period. We do not grant return rights other than normal warranty rights of return. We recognize software revenue by applying the software revenue recognition principles embodied in section 965 of ASC Topic 605.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When software licenses or maintenance contracts are sold separately, we recognize software license revenue upon delivery and maintenance contract revenue ratably over the related contract period. When software licenses and maintenance contracts are sold together, we generally recognize software license revenue upon delivery, provided we have vendor specific objective evidence (“VSOE”) for the fair value of the maintenance contract fee, and we generally recognize the fair value of maintenance contract revenue ratably over the related contract period. If we do not have VSOE for the fair value of the maintenance contract fee, we recognize software license and maintenance contract revenue ratably over the related contract period.

We recognize maintenance contract revenue upon delivery of software licenses when: i) customers purchase maintenance with their initial purchase of software licenses; ii) the maintenance contract period is for a period of one year or less, iii) the estimated cost of providing maintenance services during the contract period is insignificant, and iv) unspecified upgrades offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequent.

Contract revenue
Contract revenue primarily consists of: i) engineering service fees from DSL silicon customers for product development projects or ongoing engineering support; ii) engineering service fees from biometrics customers for professional services; and iii) patent fees from the license and/or sale of patents. Our specific revenue recognition policies for each source of contract revenue are as follows:

DSL engineering services fees. In recent years, DSL engineering services have been primarily sold separately. We recognize contract revenue from these agreements as engineering services are performed or as contract milestones are achieved.

Biometrics engineering services fees. Biometrics engineering services are either sold separately or as part of a multiple element transaction. When sold separately, we recognize contract revenue from these agreements as engineering services are performed or as contract milestones are achieved. When biometrics engineering services are sold with other revenue elements, such as software licenses and/or maintenance contracts, our revenue recognition policy is as follows.

●
Services and software. When engineering services and software licenses are sold together, the total fee is generally recognized by applying contract accounting. We have adopted the percentage-of-completion method of contract accounting and we use an output method (i.e., contract milestones) to determine our completion percentage. The software license portion of the arrangement is classified as product sales and the engineering services portion is classified as contract revenue.

●
Services, software and maintenance. When we sell services, software and maintenance together, revenue is recognized as follows: i) maintenance revenue is separated from the other two elements and is recognized ratably over the related contract period; provided we have VSOE for the fair value of the maintenance element; and ii) the total fee from the software license and engineering service elements is recognized by applying the contract accounting method described in the previous paragraph. If we do not have VSOE for the fair value of the maintenance element, we recognize revenue for the entire arrangement ratably over a period that begins at the start of the engineering services project and ends when all elements of the arrangement have been delivered.

Patent fees. We recognize revenue from patent fees upon delivery of patents, provided there are no significant post delivery obligations.

Royalties
Royalty revenue consists of royalties we receive under technology licensing agreements with customers that have incorporated our intellectual property into their products. Since we cannot reasonably estimate royalty revenue, such revenue is generally recognized in the quarter in which a final report is received from a customer. Royalty reports are typically received in the quarter immediately following the quarter in which sales of royalty-bearing products occur. The terms of our agreements generally require customers to give notification to us and to pay royalties within 45 to 60 days of the end of each quarter.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalization of Software Costs – We capitalize certain internally developed software development costs after technological feasibility of the product has been established. No software costs were capitalized for the years ended December 31, 2009, 2008 and 2007, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2009 and 2008, we had cash and investments, in excess of federally insured deposit limits of approximately $39.6 and $45.4 million, respectively.

Concentration of credit risk with respect to net accounts receivable consists of $0.9 million, $0.7 million, $0.3 million, and $0.2 million with four customers, respectively, at December 31, 2009 and $0.5 million, $0.3 million, and $0.2 million with three customers, respectively, at December 31, 2008.

Stock-Based Compensation – We grant stock options to our employees and directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. We adopted the provisions of FASB ASC Topic 718, Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We use the Black-Scholes valuation model to estimate the fair value of service condition awards. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We recognize compensation costs on a straight-line basis over the requisite service period.

We also award unrestricted stock to our employees under our 2001 Nonqualified Stock Plan. We record the fair value of such awards as stock-based compensation expense in accordance with the provisions of ASC 718.

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the years ended December 31, 2009, 2008, and 2007, comprehensive income was not materially different from net income.

Advertising Costs – Advertising costs are expensed as incurred and were not material for 2009, 2008, and 2007.

Recent Accounting Pronouncements – We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In June 2009, the FASB issued Update No. 2009-01, which establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted the Codification when referring to GAAP in the third quarter of 2009. The adoption of the Codification did not have an impact on our consolidated results.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC 605-25. ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition when an arrangement involves multiple deliverables and expands the related disclosure requirements. The guidance eliminates the residual method of revenue allocation, and requires that the vendor use its best estimate to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. ASU 2009-13 will be effective for us on January 1, 2011, with early adoption permitted. We are currently evaluating the impact the adoption of ASU 2009-13 will have on our financial position and results of operations.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC 985-605. ASU 2009-14 modifies the scope of the software revenue guidance in ASC 985-605 to exclude tangible products that contain both software components and non-software components. ASU 2009-14 will be effective for us on January 1, 2011, with early adoption permitted. We are currently evaluating the impact the adoption of ASU 2009-14 will have on our financial position and results of operations.

Segments – We organize ourselves as one segment reporting to the chief operating decision-maker. We have sales outside of the United States, which are described in Note 9. All long-lived assets are maintained in the United States.

3.	ASSETS SOLD

On November 13, 2009, we completed a transaction in which we sold substantially all of the assets associated with our licensing product line to Lantiq Broadband Holdco, Inc. and Lantiq Deutschland GmbH (“Lantiq”) for $6.75 million. Lantiq is a newly formed fabless semiconductor company that was spun out of Infineon, our largest DSL licensing customer. The sale included: i) our DSL and home networking technology assets; ii) certain patents and patent applications related to those technology assets; iii) a group of 41 engineers; and iv) lab and computer equipment used by the transferred engineers.

We recorded a gain on the sale of assets of $6.2 million. The gain reflects $6.75 million of proceeds less the following items: i) the net book value of assets transferred to Lantiq; ii) the write-off of certain prepaid assets that had no economic value after the sale; and iii) transaction costs. Included in the assets transferred to Lantiq were property and equipment, principally lab and computer equipment, which had a cost of $1.9 million and a net book value of $124,000.

4.	INVENTORIES

Inventories consisted of the following at December 31 (in thousands):

	2009	2008
Raw materials	$1,112	$1,650
Finished goods	1	6
Total	$1,113	$1,656

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2009	2008
Land	$1,080	$1,080
Building and improvements	8,869	8,869
Computer equipment	1,272	2,065
Purchased software	257	1,241
Furniture and fixtures	820	817
Office equipment	209	203
Manufacturing equipment	76	76
Total	12,583	14,351
Less accumulated depreciation and amortization	(5,839)	(6,888)
Property and equipment, net	$6,744	$7,463

Depreciation expense amounted to $0.8 million, $0.9 million, and $0.8 million in each of the years ended December 31, 2009, 2008, and 2007, respectively. In 2009 and 2008, we identified $58,000 and $7.9 million, respectively, of fully depreciated assets no longer in use, and retired the assets and related accumulated depreciation. In 2009, we also sold assets with a cost of $1.9 million and a net book value of $124,000 in connection with the Lantiq asset sale.

6.	INCOME TAXES

Deferred tax assets are attributable to the following at December 31 (in thousands):

	2009	2008
Federal net operating loss carryforwards	$15,872	$15,679
Research and development and other tax credit carryforwards	18,116	17,208
State net operating loss carryforwards	599	660
Capitalized research and development costs	4,719	6,245
Other	3,464	2,689
Total	42,770	42,481
Less valuation allowance	(42,770)	(42,481)
Deferred tax assets, net	$-	$-

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2009	2008	2007
Federal statutory rate	34%	34%	34%
State rate, net of federal benefit	9	4	(16)
Tax credits	(88)	(52)	(545)
Change in valuation allowance	38	12	504
Nondeductible compensation expense	6	3	31
Other	2	0	6
Effective tax rate	1%	1%	14%

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, we had federal net operating loss (“NOL”) and research and development credit carryforwards of approximately $47.6 million and $13.4 million respectively, expiring in 2010 through various dates up through 2029. In 2009, approximately $766,000 of NOLs and $52,000 of research and development credits expired unused. Based on an analysis that we performed under Internal Revenue Code Section 382 on our NOLs generated for the period 1997 through 2009, we have not experienced a change in ownership as defined by Section 382, and, therefore, the NOLs are not currently under any Section 382 limitation. We also have approximately $730,000 of additional federal NOLs and $15,000 of additional research and development credits for 1995 that are currently being assessed under Section 382. Until we complete our review, these NOLs and research and development credits have not been included as a deferred tax asset and are not included in the balance noted above. If, upon completion of our review, these NOLs are included as a deferred tax asset, they will likely be subject to a full valuation allowance. All NOLs incurred prior to 1995 have expired unused.

For state purposes, we had state NOLs and research and development credit carryforwards of approximately $10.3 million and $7.1 million respectively, expiring in 2010 through various dates up to 2024. In 2009, approximately $1.2 million of state NOLs expired unused and no research and development credits expired unused.

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

We did not record a provision for income taxes in 2009, 2008, and 2007 due to tax net operating losses and the uncertainty of the timing of profitability in future periods. However, in 2009, 2008 and 2007 we paid immaterial amounts of state excise taxes.

Gross deferred tax assets include cumulative deductions for stock options in excess of book expense of $63.1 million. None of the benefit related to these options has been reflected in equity. Therefore, the portion of the deferred tax asset valuation allowance related to the tax benefit of these options must be recorded to equity, when the tax benefit is realized. The estimated federal amount of this benefit is $23.1 million, and the estimated state amount is $2.0 for a total amount of $25.1 million.

We adopted the FASB’s guidance related to uncertain tax provisions on January 1, 2007. As a result of the implementation of this guidance, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at December 31, 2008 and December 31, 2009, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, we had no accrued interest or penalties related to uncertain tax positions.

7.	EQUITY AND STOCK COMPENSATION PLANS

At December 31, 2009, we have three stock-based compensation plans, which are described below:

Fixed Stock Option Plans – We have two fixed option plans. Under the 1996 Stock Option Plan (“1996 Plan”), we may grant incentive stock options or nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. Under the 2001 Nonqualified Stock Plan (“2001 Plan”), we may grant nonqualified stock options, stock appreciation rights (“SARs”) or stock awards to our employees and directors for up to 8,000,000 shares of common stock. The term “stock option” or “option” in this Note includes SARs as SARs share most of the characteristics of options with the principal exception being that they are settled in cash instead of stock. Moreover, SARs represented approximately 1.8% of total options and SARs outstanding at December 31, 2009.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under both plans, options are granted at an exercise price as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Our options generally vest over three to five years, although we have granted options that are 50% or fully vested on the date of grant. As of December 31, 2009, there were 3,734,871 shares available for grant under the 2001 Plan, and no shares available under the 1996 Plan.

During 2009 and 2007, we awarded unrestricted stock to our employees under the 2001 Plan. In 2009, 25,000 shares were distributed representing $60,000 of stock-based compensation expense that was charged against gain on sale of assets in connection with the Lantiq transaction. In 2007, 20,744 net shares were distributed representing $153,000 of stock-based compensation expense. We did not award any unrestricted stock in 2008.

The following table presents stock-based employee compensation expenses included in our consolidated statements of operations (in thousands):

	2009	2008	2007
Cost of product sales	$10	$11	$13
Cost of contract revenue	114	135	176
Research and development	521	611	483
Selling and marketing	293	186	119
General and administrative	799	562	347
Stock-based compensation expense	$1,737	$1,505	$1,138

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the years ended December 31, 2009, 2008 and 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

In 2009, the compensation committee of the board of directors approved an amendment to certain director and officer stock options that extended the period of time option holders have to exercise upon termination from the company. This stock option modification resulted in a non-cash stock-based compensation charge of approximately $282,000 of which $251,000 was charged to expense in 2009, and $31,000 will be amortized to expense over the next two years.

Assumptions used to determine the fair value of options granted during the years ended December 31, 2009, 2008 and 2007, using the Black-Scholes valuation model were:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

Expected term(1)	6.58-6.73 years	6.70-7.16 years	6.25 years
Expected volatility factor(2)	60-62%	51-54%	51-56%
Risk-free interest rate(3)	1.76-2.47%	2.17-3.16%	3.80-4.73%
Expected annual dividend yield	—	—	—

(1)	The expected term for each grant for the years ended December 31, 2009 and 2008 were determined based on the historical average term of grants issued over the past seven years. The expected term for each grant for the year ended December 31, 2007 was determined as the midpoint between the vesting date and the end of the contractual term, also known as the “simplified method” for estimating the expected term described by Staff Accounting Bulletin No. 107 (“SAB 107”).

(2)	The expected volatility for each grant is estimated based on an average of historical volatility over a period of time which we believe to be representative of our future volatility.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

We do not estimate our forfeiture rates as the actual forfeiture rate is known at the end of each reporting period due to the timing of our stock option vesting.

A summary of the transactions of our two fixed stock option plans for the years ended December 31, 2009, 2008, and 2007 are presented below:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,538,993	$4.68	6,974,705	$4.84	6,489,812	$4.80
Granted	113,400	2.51	1,093,200	3.57	737,000	4.79
Exercised	(187)	1.68	(136,158)	2.64	(197,853)	3.21
Forfeited or cancelled	(1,632,234)	5.48	(392,754)	5.13	(54,254)	5.87
Outstanding at end of year	6,019,972	$4.42	7,538,993	$4.68	6,974,705	$4.84

Options exercisable at year end	5,269,969	$4.51	6,059,397	$4.80	5,809,280	$4.80

All options granted during the years ended December 31, 2009, 2008 and 2007 had exercise prices equal to the fair market value of our common stock on the date of grant, and the weighted average grant date fair values of options granted were $1.51, $1.97, and $2.66, respectively.

At December 31, 2009, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 5 years for each.

At December 31, 2009, the aggregate intrinsic value of options outstanding and options exercisable was zero for both as each group of options was out-of-the money by approximately $9.8 million and $9.0 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the year ended December 31, 2009 was approximately $146.

The following table summarizes the stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable

Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$0 to $3	733,368	$2.83	5.08	667,140	$2.86
$3 to $4	2,798,442	3.39	5.22	2,313,502	3.34
$4 to $5	288,650	4.64	7.78	169,249	4.65
$5 to $6	530,762	5.18	3.82	451,673	5.20
$6 to $7	1,599,500	6.08	5.00	1,599,155	6.08
$7 to $10	43,000	7.71	1.47	43,000	7.71
$10 to $63	26,250	35.54	0.45	26,250	35.54
	6,019,972	$4.42	5.10	5,269,969	$4.51

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, unrecognized compensation expense related to non-vested stock options was approximately $1.6 million, which is expected to be recognized over a weighted average period of 1.5 years.

We initiated an employee option exchange program on December 14, 2009, which provided eligible rank and file employees the right to exchange eligible options outstanding for shares of unrestricted stock. There were a total of 1,129,555 options eligible for exchange into 247,137 shares of unrestricted stock. Exchange ratios for each eligible grant were determined using the fair values of options and Aware’s common stock immediately prior to the initiation of the program. Under the terms of the program employees had until January 12, 2010 to tender their options. Upon consummation of the program in 2010, eligible employees exchanged 820,481 options for 178,314 shares of unrestricted stock.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period. There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of December 31, 2009 there were 129,484 shares available for future issuance under the ESPP Plan. We issued 3,176, 2,362, and 2,465 common shares under the ESPP Plan in 2009, 2008, and 2007, respectively.

Stockholder Rights Plan - In October 2001, our board of directors adopted a stockholder rights plan and declared a dividend distribution of one share purchase right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on October 15, 2001. Each share of common stock issued after that date also will carry with it one Right, subject to certain exceptions. Each Right, when it becomes exercisable, will entitle the record holder to purchase from us one ten-thousandth of a share of series A preferred stock at an exercise price of $40.00 subject to adjustment.

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

Share Repurchase Program - On August 28, 2007, we announced a stock repurchase program to purchase up to $5.0 million of our common stock, subject to market conditions and other factors. Any purchases under our stock repurchase program may be made from time to time without prior notice. On October 29, 2008, we announced that the program had been amended to increase the total amount of common stock that may be repurchased from $5.0 million to $10.0 million and to extend the period of time that shares may be repurchased from December 31, 2008 to December 31, 2009. As of December 31, 2009, we had repurchased 721,131 shares of common stock at a total cost of $2.4 million under this program. The repurchase program ended on December 31, 2009.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8.	COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments – We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997. We conduct a portion of our activities in a leased facility in California under a non-cancelable operating lease that expires in 2010. The future minimum rental payments on this lease in 2010 are $9,000.

Rental expense was approximately $13,000, $21,000, and $34,000 in 2009, 2008 and 2007, respectively.

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

9.	BUSINESS SEGMENTS AND MAJOR CUSTOMERS

We manage the business as one segment and conduct our operations in the United States. We sell our products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2009	2008	2007
United States	$12,235	$24,070	$15,508
Germany	5,375	4,881	5,759
Rest of world	4,432	1,566	5,170
	$22,042	$30,517	$26,437

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The portion of total revenue that was derived from major customers was as follows:

	Year ended December 31,
	2009	2008	2007
Customer A	19%	12%	19%
Customer B	8%	4%	16%
Customer C	6%	1%	10%
Customer D	4%	10%	-
Customer E	-	28%	-

10.	EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were approximately $363,000, $326,000, and $297,000 in 2009, 2008 and 2007, respectively.

11.	NET INCOME PER SHARE

Net income per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007

Net income	$982	$1,776	$160

Weighted average common shares outstanding	20,869	23,638	23,738
Additional dilutive common stock equivalents	5	59	1,346
Diluted shares outstanding	20,874	23,697	25,084

Net income per share – basic	$0.05	$0.08	$0.01
Net income per share – diluted	$0.05	$0.07	$0.01

For the years ended December 31, 2009, 2008 and 2007, options to purchase 5,970,722, 6,739,957, and 2,471,025 shares of common stock at weighted average exercise prices of $4.44, $4.89, and $7.13 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

12.	QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

The following table presents unaudited quarterly operating results for each of our quarters in the two-year period ended December 31, 2009 (in thousands, except per share data):

	2009 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,573	$5,764	$6,220	$5,486
Gross profit	3,152	3,812	4,646	4,649
Loss from operations	(2,253)	(1,646)	(1,163)	(419)
Gain on sale of assets	-	-	-	6,230
Net income (loss)	(2,131)	(1,586)	(1,133)	5,834

Net income (loss) per share – basic	$(0.09)	$(0.08)	$(0.06)	$0.29
Net income (loss) per share – diluted	$(0.09)	$(0.08)	$(0.06)	$0.29

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$5,876	$6,167	$6,390	$12,084
Gross profit	4,034	4,414	4,497	10,803
Income (loss) from operations	(1,656)	(1,568)	(904)	4,757
Net income (loss)	(1,282)	(1,257)	(663)	4,978

Net income (loss) per share – basic	$(0.05)	$(0.05)	$(0.03)	$0.21
Net income (loss) per share – diluted	$(0.05)	$(0.05)	$(0.03)	$0.21

Quarterly amounts may not sum to annual amounts due to rounding and dilution.

13.	SUBSEQUENT EVENT

We initiated an employee option exchange program that began on December 14, 2009 and ended on January 12, 2010. Under the terms of the program, eligible rank and file employees had the right to exchange eligible options outstanding for shares of unrestricted stock. There were a total of 1,129,555 options eligible for exchange into 247,137 shares of unrestricted stock. Exchange ratios for each eligible grant were determined using the fair values of options and Aware’s common stock immediately prior to the initiation of the program. When the program ended on January 12, 2010, eligible employees had exchanged 820,481 options for 178,314 shares of unrestricted stock.

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts – Years ended December 31, 2009, 2008, and 2007
(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D	Col. E
		Additions
	Balance at	Charged to	Charged	Deductions	Balance
	Beginning	Costs and	to Other	Charged to	at End
	of Period	Expenses	Accounts	Reserves	of Period
Allowance for doubtful accounts receivable:
2009	$30	$-	$-	$-	$30
2008	$55	$(25)	$-	$-	$30
2007	$97	$(20)	-	$22	$55

Inventory reserves:
2009	$738	$399	$-	$-	$1,137
2008	$409	$316	$13	$-	$738
2007	$313	$102	-	$6	$409

Warranty reserves:
2009	$118	$-	$-	$118	$0
2008	$0	$118	$-	$-	$118
2007	$0	-	-	-	$0

Deferred tax asset valuation allowance:
2009	$42,481	$-	$289	$-	$42,770
2008	$42,825	$-	$(344)	$-	$42,481
2007	$43,772	-	$(947)	-	$42,825

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 26, 2010 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 26, 2010 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 26, 2010 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our May 26, 2010 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 26, 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) Financial Statements and Exhibits:

(3) Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).
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

10.8	Asset Purchase Agreement by and between Aware, Inc. and Lantiq Broadband Holdco, Inc. and Lantiq Deutschland GmbH dated October 14, 2009.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWARE, INC.

By:	/s/ Edmund C. Reiter
Edmund C. Reiter, President and Chief Executive Officer

Date: February 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of February 2010.

Signature	Title

/s/ Michael A. Tzannes	Executive Chairman, Director
Michael A. Tzannes

/s/ Edmund C. Reiter	President and Chief Executive Officer, Director
Edmund C. Reiter	(Principal Executive Officer)

/s/ Richard P. Moberg	Chief Financial Officer
Richard P. Moberg	(Principal Financial and Accounting Officer)

/s/ John K. Kerr	Director
John K. Kerr

/s/ G. David Forney, Jr.	Director
G. David Forney, Jr.

/s/ Adrian F. Kruse	Director
Adrian F. Kruse

/s/ Mark G. McGrath	Director
Mark G. McGrath

/s/ Charles K. Stewart	Director
Charles K. Stewart