Form 10-Q
period 2010-03-31
AWARE INC /MA/
filed 2010-04-29
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended March 31, 2010

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
Large Accelerated Filer ☐    Accelerated Filer ☒   Non-Accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of April 26, 2010:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	19,926,970 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$39,020	$39,669
Accounts receivable, net	4,197	3,565
Inventories	1,090	1,113
Prepaid expenses and other current assets	499	363
Total current assets	44,806	44,710

Property and equipment, net	6,662	6,744
Other assets, net	38	-
Total assets	$51,506	$51,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$611	$327
Accrued expenses	95	127
Accrued compensation	780	1,202
Accrued professional	191	282
Deferred revenue	679	563
Total current liabilities	2,356	2,501

Long-term deferred revenue	585	593

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 19,926,970 as of March 31, 2010 and 19,809,315 as of December 31, 2009	199	198
Additional paid-in capital	76,215	76,032
Accumulated deficit	(27,849)	(27,870)
Total stockholders’ equity	48,565	48,360

Total liabilities and stockholders’ equity	$51,506	$51,454

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue:
Product sales	$4,651	$2,819
Contract revenue	209	1,277
Royalties	756	477
Total revenue	5,616	4,573

Costs and expenses:
Cost of product sales	1,036	513
Cost of contract revenue	72	908
Research and development	2,035	3,111
Selling and marketing	1,066	1,081
General and administrative	1,402	1,213
Total costs and expenses	5,611	6,826

Income (loss) from operations	5	(2,253)
Interest income	18	125

Income (loss) before provision for income taxes	23	(2,128)
Provision for income taxes	1	3

Net income (loss)	$22	$(2,131)

Net income (loss) per share – basic	$0.00	$(0.09)
Net income (loss) per share – diluted	$0.00	$(0.09)

Weighted average shares – basic	19,913	23,281
Weighted average shares - diluted	19,923	23,281

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$22	$(2,131)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	129	227
Stock-based compensation	345	391
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(633)	(1,215)
Inventories	23	98
Prepaid expenses	(137)	(294)
Accounts payable	247	193
Accrued expenses	(445)	(156)
Deferred revenue	108	(42)
Net cash used in operating activities	(341)	(2,929)

Cash flows from investing activities:
Purchases of property and equipment	(47)	(74)
Expenses from sale of assets	(100)	-
Net cash used in investing activities	(147)	(74)

Cash flows from financing activities:
Shares surrendered by employees to pay taxes related to unrestricted stock	(161)	-
Net cash used in financing activities	(161)	-

Decrease in cash and cash equivalents	(649)	(3,003)
Cash and cash equivalents, beginning of period	39,669	45,516

Cash and cash equivalents, end of period	$39,020	$42,513

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation

The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2010, and of operations and cash flows for the interim periods ended March 31, 2010 and 2009.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  We filed audited financial statements which included all information and notes necessary for such presentation for the three years ended December 31, 2009 in conjunction with our 2009 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The results of operations for the interim period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year.

B)	Fair Value Measurements

The FASB issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value, and expands disclosures assets and liabilities measured at fair value in financial statements. This guidance is set forth in FASB Accounting Standards Codification 820 (ASC 820). We adopted the provisions of ASC 820 as of January 1, 2008, for our financial instruments. Although the adoption of ASC 820 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  We had no available for sale investments as of March 31, 2010 or December 31, 2009.

Our cash and cash equivalents, including money market securities, were $39.0 million and $39.7 million as of March 31, 2010 and December 31, 2009, respectively. We classified our cash and cash equivalents within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

C)	Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventories consist primarily of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$1,089	$1,112
Finished goods	1	1
Total	$1,090	$1,113

D)	Computation of Earnings per Share

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

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009

Net income (loss)	$22	$(2,131)

Weighted average common shares outstanding	19,913	23,281
Additional dilutive common stock equivalents	10	-
Diluted shares outstanding	19,923	23,281

Net income (loss) per share – basic	$0.00	$(0.09)
Net income (loss) per share – diluted	$0.00	$(0.09)

For the three month period ended March 31, 2009, potential common stock equivalents of 195 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive.

For the three month periods ended March 31, 2010 and 2009, options to purchase 4,958,841 and 7,499,993 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation

The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2010	2009

Cost of product sales	$2	$3
Cost of contract revenue	6	32
Research and development	114	146
Selling and marketing	38	52
General and administrative	185	158
Stock-based compensation expense	$345	$391

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended March 31, 2009. No options were granted in the three months ended March 31, 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

In January 2010, we completed an employee option exchange program. Under the terms of the program, eligible rank and file employees had the right to exchange eligible vested and unvested stock options outstanding for shares of common stock. Exchange ratios for each eligible stock option were determined using the fair values of stock options and Aware’s common stock immediately prior to the initiation of the program.

When the program ended on January 12, 2010, eligible employees had exchanged 820,481 stock options for 178,314 shares of common stock.  Participating employees were allowed to surrender a portion of their common stock in return for the Company paying withholding taxes related to their stock grants.  As a result of this provision, employees surrendered 60,659 shares of common stock and the Company paid approximately $161,000 of withholding taxes on their behalf. After the common stock share surrender, 117,655 net shares of common stock were issued to participating employees.

A portion of the 820,481 stock options that were exchanged were not fully vested as of the exchange date.  We expensed approximately $102,000 of unamortized stock-based compensation related to such unvested stock options in the three months ended March 31, 2010.

F)	Business Segments

We organize our self as one segment and conduct our operations in the United States.

We sell our products and technology to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended
	March 31,
	2010	2009

United States	$3,452	$2,525
Germany	644	1,034
Rest of World	1,520	1,014
	$5,616	$4,573

G)	Income Taxes

As of December 31, 2009, we had federal net operating loss (“NOLs”) and research and experimentation credit carryforwards of approximately $47.6 million and $13.4 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2010 through 2029.  In addition, at December 31, 2009, we had approximately $10.3 million and $7.1 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2010 through 2024.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

I)	Share Repurchase Program

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

Summary.  We have historically organized ourselves as one segment with three product lines. Our product lines have included: i) DSL test and diagnostics products, ii) biometrics products, and iii) licensing products.

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

On November 13, 2009, we completed a transaction in which we sold substantially all of the assets associated with our licensing product line to Lantiq Deutschland GmbH (“Lantiq”) for $6.75 million. Lantiq is a fabless semiconductor company that was spun out of Infineon Technologies AG (“Infineon”), our largest DSL licensing customer at that time. The sale included: i) our DSL and home networking technology assets; ii) certain patents and patent applications related to those technology assets; iii) a group of 41 engineers; and iv) lab and computer equipment used by the transferred engineers.

As a result of the Lantiq transaction, we will no longer derive DSL contract revenue from Infineon or Lantiq.  Over the past several years, contract revenue from Infineon has ranged from $0.5 million to $1.0 million per quarter. We amended and restated the existing license agreement between us and Infineon to provide Lantiq (as successor to Infineon) certain non-exclusive licenses of our patent rights, and to continue Lantiq’s royalty obligations to Aware.  We also expect to continue to derive contract revenue for engineering support and royalties per our existing agreements with Ikanos Communications, Inc. (“Ikanos”).  We will not be pursuing new silicon intellectual property licensing customers for DSL or home networking applications for the foreseeable future. In addition, Aware subleased certain office and lab space to Lantiq at its main facilities in Bedford, Massachusetts. In the first quarter of 2010, engineering expenses associated with our licensing product line decreased by approximately $1.8 million compared to the first quarter of 2009 as a result of the transfer of 41 engineers to Lantiq. We expect that quarterly engineering expenses in the second and third quarters of 2010 will decrease by $1.7 million to $2.0 million compared to the corresponding periods in 2009 as a result of the employee transfer.

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

Net income in accordance with generally accepted accounting principles (“GAAP”) for the three months ended March 31, 2010 was $22,000, or $0.00 per share. We had a GAAP net loss for the three months ended March 31, 2009 of $2.1 million, or $0.09 per share.  Readers of this report should keep in mind that our financial results for the three months ended March 31, 2009 included the revenue and expense impact of the licensing product line that was sold to Lantiq in November 2009, whereas results for the three months ended March 31, 2010 no longer included such revenue and expenses. The royalty obligations of Lantiq and Ikanos were not affected by the Lantiq transaction and therefore royalty revenue is included in both three month periods ended March 31, 2010 and 2009.

The Company uses non-GAAP information internally to evaluate its operating performance and believes these non-GAAP measures are useful to investors as they provide additional insight into the underlying operating results. Our non-GAAP net income (loss) excludes the effect of stock-based compensation expense.  Non-GAAP net income for the three months ended March 31, 2010, excluding the effect of $345,000 of stock-based compensation, was $367,000, or $0.02 per diluted share.  We had a non-GAAP net loss for the three months ended March 31, 2009, excluding the effect of $391,000 of stock-based compensation, of $1.7 million, or $0.07 per diluted share.  A reconciliation of GAAP to non-GAAP results is set forth in the table below (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2010	2009
GAAP net income (loss)	$22	$(2,131)
Stock-based compensation	345	391
Non-GAAP net income (loss)	$367	$(1,740)

	Three Months Ended
	March 31,
	2010	2009
GAAP net income (loss) per diluted share	$0.00	$(0.09)
Stock-based compensation per diluted share	0.02	0.02
Non-GAAP net income (loss) per diluted share	$0.02	$(0.07)

Results of Operations

Product Sales. Product sales consist primarily of revenue from the sale of hardware and software products.  Hardware products consist primarily of DSL test and diagnostics modules. Software products consist of software products, including maintenance contracts, for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales increased 65% from $2.8 million in the first quarter of 2009 to $4.7 million in the current year quarter.  As a percentage of total revenue, product sales increased from 62% in the first quarter of 2009 to 83% in the current year quarter.  The dollar increase in product sales was primarily due to a $0.9 million increase in revenue from the sale of test and diagnostic hardware and software, and a $1.0 million increase in revenue from the sale of biometrics software.  The $0.9 million increase in revenue from the sale of test and diagnostic products was mainly attributable to a large hardware sale to an OEM customer that is deploying test equipment into a major service provider. The $1.0 million increase in revenue from the sale of biometrics software was primarily due to improving economic conditions in the current quarter, which led to increased customer demand.

We do not expect the Lantiq transaction to materially affect future product sales.

Contract Revenue. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to the sale or license of Aware’s patents, DSL technology, DSL test and diagnostic technology, and biometrics technology.

Contract revenue decreased 84% from $1.3 million in the first quarter of 2009 to $0.2 million in the current year quarter.  As a percentage of total revenue, contract revenue decreased from 28% in the first quarter of 2009 to 4% in the current year quarter. The dollar decrease was primarily due to a $0.7 million decrease in contract revenue from DSL technology contracts, and a $0.4 million decrease in contract revenue from biometrics professional services contracts. The $0.7 million decrease in contract revenue from DSL technology contracts was mainly attributable to a decline in revenue as a result of the sale of our licensing product line to Lantiq in November 2009.  The $0.4 million decrease in contract revenue from biometrics professional services contracts was primarily due to the completion of a significant customer project during 2009.

We expect that any contract revenue from DSL technology contracts will be minimal in future periods as a result of the sale of our licensing product line to Lantiq.  Moreover, we will not be pursuing new silicon IP licensing customers for DSL or home networking applications in the foreseeable future.  Other potential sources of future contract revenue include revenue from i) biometrics professional services contracts; ii) DSL test and diagnostic professional services contracts and 3) sales and/or licenses of patents. Although there were no patent sales in 2009 or the first quarter of 2010, we intend to continue to sell and/or license additional patents in the future, subject to customer demand and favorable terms and conditions.

Royalties. Royalties consist of royalty payments that we receive under agreements with our customers.  We receive royalties from customers for rights to Aware technology and/or patents, typically associated with the incorporation of Aware technology and/or patents in customer chipsets.

Royalties increased 58% from $0.5 million in the first quarter of 2009 to $0.8 million in the current year quarter. As a percentage of total revenue, royalties increased from 10% in the first quarter of 2009 to 13% in the current year quarter.  Most of the dollar increase in royalties was due to higher ADSL royalties reported to us by one of our licensees. We are unable to predict whether the increased royalties reported by this licensee in the current quarter will trend upward or downward in future quarters.

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

Cost of product sales increased 102% from $0.5 million in the first quarter of 2009 to $1.0 million in the current year quarter.  As a percentage of product sales, cost of product sales increased from 18% in the first quarter of 2009 to 22% in the current year quarter, which means that product gross margins decreased from 82% to 78%. The cost of product sales dollar increase was primarily due to greater sales of test and diagnostics hardware products this quarter. The decrease in product gross margins was primarily due to a greater proportion of hardware product sales in product sales in the current quarter versus the year ago quarter.

Cost of Contract Revenue. Cost of contract revenue consists primarily of compensation costs for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities associated with customer engineering services projects.  Cost of contract revenue also includes direct expenses for third party contractors and consultants for biometrics professional services contracts. Our total engineering costs are allocated between cost of contract revenue and research and development expense.  In a given period, the allocation of engineering costs between cost of contract revenue and research and development is a function of the level of effort expended on each.

Cost of contract revenue decreased 92% from $0.9 million in the first quarter of 2009 to $0.1 million in the current year quarter.  Cost of contract revenue as a percentage of contract revenue, was 71% in the first quarter of 2009 and 34% in the current quarter, which means that the gross margins on contract revenue increased from 29% to 66%. The dollar decrease in cost of contract revenue was primarily a function of lower revenue from DSL technology contracts and biometrics professional services contracts in the current quarter. The increase in gross margins on contract revenue is primarily due to higher margins on biometrics contracts, which represented a greater proportion of contract revenue in the current year quarter primarily as a result of the asset sale to Lantiq.

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

Research and development expenses decreased 35% from $3.1 million in the first quarter of 2009 to $2.0 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 68% in the first quarter of 2009 to 36% in the current year quarter. The dollar decrease in research and development expense was primarily due to a $1.8 million reduction of engineering expenses as a result of the sale of our licensing product line to Lantiq.  This expense reduction was partially offset by $0.6 million less engineering expenses allocated to cost of contract.

After the closing of the Lantiq transaction, our future research and development activities will be focused on developing biometrics and imaging software, and developing test and diagnostics hardware and software. We will also continue to expand our patent portfolio.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense.

Sales and marketing expense in the first quarter of 2010 was essentially unchanged at $1.1 million from the first quarter of 2009.  As a percentage of total revenue, sales and marketing expense decreased from 24% in the first quarter of 2009 to 19% in the current year quarter.

Flat sales and marketing spending reflects a steady state sales and marketing organization.  Moreover, since the Lantiq transaction did not involve any of our sales or marketing personnel, the transaction had a minimal impact on current quarter expenses and we expect that it will have a minimal impact on future sales and marketing expenses.

General and Administrative Expense. General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses.

General and administrative expenses increased 16% from $1.2 million in the first quarter of 2009 to $1.4 million in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 27% in the first quarter of 2009 to 25% in the current year quarter.

The dollar increase in general and administrative expense was mainly attributable to higher spending on legal fees, director fees, and stock-based compensation.

Since the Lantiq transaction did not involve any of our administrative personnel, the transaction had a minimal impact on current quarter expenses and we expect that it will have a minimal impact on future general and administrative expenses.

Interest Income.  Interest income decreased 86% from $125,000 in the first quarter of 2009 to $18,000 in the current year quarter.  The dollar decrease was primarily due to a significant decline in money market interest rates.

Income Taxes.  We made no provision for income taxes in the first three months of 2010 and 2009 due to minimal net income in the 2010 period, net losses in the 2009 period, and the uncertainty of the timing of profitability in future periods.  We did record $1,000 and $3,000 of state excise taxes in the first three months of 2010 and 2009, respectively.  In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.  As of March 31, 2010, our deferred tax assets continue to be fully reserved.  We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

As of December 31, 2009, we had federal net operating loss (“NOLs”) and research and experimentation credit carryforwards of approximately $47.6 million and $13.4 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2010 through 2029.  In addition, at December 31, 2009, we had approximately $10.3 million and $7.1 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2010 through 2024.

Based on an analysis that we performed under Internal Revenue Code Section 382 on our NOLs generated for the period 1997 through 2009, we have not experienced a change in ownership as defined by Section 382, and, therefore, the NOLs are not currently under any Section 382 limitation.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $39.0 million, which represented a decrease of $649,000 from December 31, 2009. The decrease in cash was primarily due to: i) $341,000 of cash used by operations; ii) $47,000 of cash used to purchase capital equipment; iii) $161,000 of cash used to pay withholding taxes for employees who surrendered shares of common stock in connection with an employee option exchange program; and iv) $100,000 of transaction expenses paid in the first quarter of 2010 that related to the 2009 sale of assets to Lantiq.

We used $341,000 of cash in operations in the first three months of 2010. This cash usage was primarily the result of $837,000 of cash used to fund working capital items, which was partially offset by net income of $22,000, and non-cash items related to depreciation and amortization of $129,000, and stock based compensation expense of $345,000.

Capital spending was primarily related to the purchase of computer hardware, and laboratory equipment used principally in engineering activities.

In January 2010, we completed an employee option exchange program in which we allowed participating employees to surrender a portion of their shares of common stock in return for the Company paying withholding taxes related to their stock grants.  As a result of this provision, employees surrendered 60,659 shares of common stock and we paid approximately $161,000 of withholding taxes on their behalf.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

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

As of March 31, 2010, our cash and cash equivalents of $39.0 million were invested in money market accounts.  Due to the nature and short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of March 31, 2010, we had no investments that matured in more than twelve months.  We do not use derivative financial instruments for speculative or trading purposes.

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

Contract revenues are also unpredictable.  Making accurate predictions regarding the timing of contract revenues from new and existing customers is difficult.

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

Our Intellectual Property is Subject to Limited Protection

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success.  We regard our technology as proprietary. Our patent portfolio includes approximately 135 U.S. and foreign patents as well as approximately 240 pending patent applications.  We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

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

LICENSING PRODUCT LINE RISKS

We Sold Substantially All of the Assets of Our DSL Silicon IP Licensing Product Line, And This Product Line Will No Longer Contribute Meaningful Contract Revenues

In November 2009, we sold substantially all of the assets associated with our DSL and home networking licensing product line to Lantiq for $6.75 million. Lantiq is a fabless semiconductor company that was spun out of Infineon. Prior to the spinout, Infineon was our largest DSL licensing customer. The sale included: i) our DSL and home networking technology products; ii) certain patents and patent applications related to these technologies; and iii) a group of 41 engineers and the equipment used by those engineers.

As a result of the sale, we will no longer license DSL silicon technology to semiconductor customers for the foreseeable future, nor will we derive DSL contract revenue from Infineon or Lantiq.  In 2009, 2008, and 2007, we derived approximately 19%, 12% and 19% of our total revenue from Infineon/Lantiq, including contract revenue and royalties.

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

Our Ability to Obtain, Sell, License, or Enforce Patents Could be Affected by New Laws, Regulations or Rules

We intend to continue to pursue the license, sale or enforcement of patents in our patent portfolio.  Our patent portfolio includes approximately 135 U.S. and foreign patents as well as approximately 240 pending patent applications. We also have an active program to protect our proprietary technology through the filing of additional patents. New laws, regulations or rules implemented either by Congress, the United States Patent and Trademark Office, foreign patent offices, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders could significantly increase our expenses related to patent prosecution or decrease revenues associated with our patents.  While we are not aware that any such changes are likely to occur in the foreseeable future, we cannot assure you that such changes will not occur.

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

TEST & DIAGNOSTIC PRODUCT LINE RISKS

Our DSL Test and Diagnostics Business Depends Upon a Limited Number of Customers, Therefore We Derive Revenue from a Small Number of Customers

There are a relatively limited number of OEM suppliers and service providers to which we can sell our DSL test and diagnostics products in a manner consistent with our business model. While no single test and diagnostics customer represented more than 10% of our total revenue in 2008 and 2009, Spirent and Alcatel contributed significant revenue to our test and diagnostics business in those years.

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

ITEM 2:
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2010 to January 31, 2010	60,659(1)	$2.66(1)	-	$-
February 1, 2010 to February 28, 2010	-	-	-	$-
March 1, 2010 to March 31, 2010	-	-	-	$-

(1)
During January 2010, we accepted 60,659 shares of our common stock as a tax withholding from certain of our employees, in connection with the issuance of unrestricted stock awards that occurred during the period, at a share price of $2.66.

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

AWARE, INC.

Date: April 29, 2010	By:	/s/ Edmund C. Reiter
Edmund C. Reiter, President &
Chief Executive Officer

Date: April 29, 2010	By:	/s/ Richard P. Moberg
Richard P. Moberg, Chief Financial
Officer (Principal Financial and
Accounting Officer)