Form 10-Q
period 2010-06-30
AWARE INC /MA/
filed 2010-07-28
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended June 30, 2010

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
Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 26, 2010:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	19,927,982 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$39,129	$39,669
Accounts receivable, net	4,533	3,565
Inventories	1,334	1,113
Prepaid expenses and other current assets	333	363
Total current assets	45,329	44,710

Property and equipment, net	6,555	6,744
Other assets, net	33	-
Total assets	$51,917	$51,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$642	$327
Accrued expenses	75	127
Accrued compensation	1,020	1,202
Accrued professional	309	282
Deferred revenue	712	563
Total current liabilities	2,758	2,501

Long-term deferred revenue	536	593

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 19,927,982 as of June 30, 2010 and 19,809,315 as of December 31, 2009	199	198
Additional paid-in capital	76,420	76,032
Accumulated deficit	(27,996)	(27,870)
Total stockholders’ equity	48,623	48,360

Total liabilities and stockholders’ equity	$51,917	$51,454

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue:
Product sales	$3,911	$3,852	$8,562	$6,671
Contract revenue	346	1,442	555	2,719
Royalties	714	470	1,470	947
Total revenue	4,971	5,764	10,587	10,337

Costs and expenses:
Cost of product sales	840	1,043	1,877	1,556
Cost of contract revenue	74	909	145	1,817
Research and development	2,082	3,058	4,117	6,170
Selling and marketing	1,053	1,184	2,119	2,265
General and administrative	1,416	1,216	2,818	2,429
Total costs and expenses	5,465	7,410	11,076	14,237

Loss from operations	(494)	(1,646)	(489)	(3,900)
Other income Interest income	325 21	- 61	325 39	- 186

Loss before provision for income taxes	(148)	(1,585)	(125)	(3,714)
Provision for income taxes	-	1	1	4

Net loss	$(148)	$(1,586)	$(126)	$(3,718)

Net loss per share – basic	$(0.01)	$(0.08)	$(0.01)	$(0.17)
Net loss per share – diluted	$(0.01)	$(0.08)	$(0.01)	$(0.17)

Weighted average shares – basic	19,927	20,666	19,920	21,974
Weighted average shares - diluted	19,927	20,666	19,920	21,974

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(126)	$(3,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260	448
Stock based compensation	548	800
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(968)	(2,424)
Inventories	(220)	528
Prepaid expenses	30	(241)
Accounts payable	337	69
Accrued expenses	(107)	(285)
Deferred revenue	92	230
Net cash used in operating activities	(154)	(4,593)

Cash flows from investing activities:
Purchases of property and equipment	(67)	(116)
Expenses from sale of assets	(100)	-
Purchases of other assets	(60)	-
Net cash used in investing activities	(227)	(116)

Cash flows from financing activities:
Proceeds from issuance of common stock	2	3
Shares surrendered by employees to pay taxes related to unrestricted stock	(161)	-
Repurchase of common stock	-	(8,950)
Net cash used in financing activities	(159)	(8,947)

Decrease in cash and cash equivalents	(540)	(13,656)
Cash and cash equivalents, beginning of period	39,669	45,516

Cash and cash equivalents, end of period	$39,129	$31,860

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)           Basis of Presentation

The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2010, and of operations and cash flows for the interim periods ended June 30, 2010 and 2009.

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

The results of operations for the interim period ended June 30, 2010 are not necessarily indicative of the results to be expected for the year.

B)           Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value, and expands disclosures assets and liabilities measured at fair value in financial statements. This guidance is set forth in FASB Accounting Standards Codification 820 (ASC 820). We adopted the provisions of ASC 820 as of January 1, 2008, for our financial instruments. Although the adoption of ASC 820 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  We had no available for sale investments as of June 30, 2010 or December 31, 2009.

Our cash and cash equivalents, including money market securities, were $39.1 million and $39.7 million as of June 30, 2010 and December 31, 2009, respectively. We classified our cash and cash equivalents within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

C)           Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventories consist primarily of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials Finished goods	$1,334 -	$1,112 1
Total	$1,334	$1,113

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

Net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2009	2009

Net loss	$(148)	$(1,586)	$(126)	$(3,718)

Weighted average common shares outstanding	19,927	20,666	19,920	21,974
Additional dilutive common stock equivalents	-	-	-	-
Diluted shares outstanding	19,927	20,666	19,920	21,974

Net loss per share – basic and diluted	$(0.01)	$(0.08)	$(0.01)	$(0.17)

For the three month periods ended June 30, 2010 and 2009 potential common stock equivalents of 5,843 and 6,986, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the six month period ended June 30, 2010 and 2009 potential common stock equivalents of 7,345 and 3,377, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive.

For the three month periods ended June 30, 2010 and 2009, options to purchase 5,046,766 and 7,564,743 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  For the six month periods ended June 30, 2010 and 2009, options to purchase 5,046,766 and 7,564,743 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)           Stock-Based Compensation

The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cost of product sales	$3	$3	$5	$5
Cost of contract revenue	1	36	7	68
Research and development	54	138	169	285
Selling and marketing	13	57	51	109
General and administrative	132	175	316	333
Stock-based compensation expense	$203	$409	$548	$800

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six month periods ended June 30, 2009. No options were granted in the three and six month periods ended June 30, 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

A portion of the 820,481 stock options that were exchanged were not fully vested as of the exchange date.  We expensed approximately $102,000 of unamortized stock-based compensation related to such unvested stock options in the six months ended June 30, 2010.

F)           Business Segments

We manage the business as one segment and conduct our operations in the United States.

We sell our products and technology to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

United States	$2,959	$3,578	$6,411	$6,103
Germany	799	1,534	1,443	2,568
Rest of World	1,213	652	2,733	1,666
	$4,971	$5,764	$10,587	$10,337

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business.

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

As a result of the Lantiq transaction, we will no longer derive DSL contract revenue from Infineon or Lantiq.  Over the past several years, contract revenue from Infineon has ranged from $0.5 million to $1.0 million per quarter. We amended and restated the existing license agreement between us and Infineon to provide Lantiq (as successor to Infineon) certain non-exclusive licenses of our patent rights, and to continue Lantiq’s royalty obligations to Aware.  We also expect to continue to derive contract revenue for engineering support and royalties per our existing agreements with Ikanos Communications, Inc. (“Ikanos”).  We will not be pursuing new silicon intellectual property licensing customers for DSL or home networking applications for the foreseeable future. In addition, Aware subleased certain office and lab space to Lantiq at its main facilities in Bedford, Massachusetts. In the first and second quarters of 2010, engineering expenses associated with our licensing product line decreased by approximately $1.9 million per quarter, compared to the corresponding periods in 2009 as a result of the transfer of 41 engineers to Lantiq. We expect that quarterly engineering expenses in the third quarter of 2010 will decrease by $1.7 million to $2.0 million compared to the corresponding period in 2009 as a result of the employee transfer.

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

Our net loss in accordance with generally accepted accounting principles (“GAAP”) for the three months ended June 30, 2010 was $148,000, or minus $0.01 per share, which compares to a GAAP net loss of $1.6 million, or minus $0.08 per share, for the three months ended June 30, 2009. Our GAAP net loss for the six months ended June 30, 2010 was $126,000, or minus $0.01 per share, which compares to a GAAP net loss of $3.7 million, or minus $0.17 per share, for the six months ended June 30, 2009.

Readers of this report should keep in mind that our financial results for the three and six month periods ended June 30, 2009 included the revenue and expense impact of the licensing product line that was sold to Lantiq in November 2009, whereas results for the three and six month periods ended June 30, 2010 no longer included such revenue and expenses. The royalty obligations of Lantiq and Ikanos were not affected by the Lantiq transaction and therefore royalty revenue is included in all three and six month periods ended June 30, 2010 and 2009.

The Company uses non-GAAP information internally to evaluate its operating performance and believes these non-GAAP measures are useful to investors as they provide additional insight into the underlying operating results. Our non-GAAP net income (loss) excludes the effect of stock-based compensation expense.

Non-GAAP net income for the three months ended June 30, 2010, excluding the effect of $203,000 of stock-based compensation, was $55,000, or $0.00 per diluted share.  We had a non-GAAP net loss for the three months ended June 30, 2009, excluding the effect of $409,000 of stock-based compensation, of $1.2 million, or minus $0.06 per diluted share.

Non-GAAP net income for the six months ended June 30, 2010, excluding the effect of $548,000 of stock-based compensation, was $422,000, or $0.02 per diluted share.  We had a non-GAAP net loss for the six months ended June 30, 2009, excluding the effect of $800,000 of stock-based compensation, of $2.9 million, or minus $0.13 per diluted share.

A reconciliation of GAAP to non-GAAP results is set forth in the table below (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP net loss	$(148)	$(1,586)	$(126)	$(3,718)
Stock-based compensation	203	409	548	800
Non-GAAP net income (loss)	$55	$(1,177)	$422	$(2,918)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP net loss per share	$(0.01)	$(0.08)	$(0.01)	$(0.17)
Stock-based compensation	0.01	0.02	0.03	0.04
Non-GAAP net income (loss) per share	$0.00	$(0.06)	$0.02	$(0.13)

Results of Operations

Product Sales. Product sales consist primarily of revenue from the sale of hardware and software products.  Hardware products consist primarily of DSL test and diagnostics modules. Software products consist of software products, including maintenance contracts, for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales increased 2% from $3.85 million in the second quarter of 2009 to $3.91 million in the current year quarter.  As a percentage of total revenue, product sales increased from 67% in the second quarter of 2009 to 79% in the current year quarter.  The slight dollar increase in product sales was primarily due to a $0.4 million increase in revenue from the sale of biometrics software, which was mostly offset by lower revenue from the sale of test and diagnostics hardware and software. The $0.4 million increase in revenue from the sale of biometrics software was primarily due to improving economic conditions in the current quarter, which led to increased customer demand. The decrease in revenue from the sale of test and diagnostics hardware and software was primarily due to lower sales to a customer that purchases our hardware and software products for DSL test head solutions.

For the six months ended June 30, 2010, product sales increased 28% from $6.7 million in 2009 to $8.6 million in 2010. As a percentage of total revenue, product sales increased from 65% in the first six months of 2009 to 81% in the corresponding period of 2010. The dollar increase in product sales was primarily due to a $1.4 million increase in revenue from the sale of biometrics software, a $0.8 million increase in revenue from the sale of test and diagnostics hardware, which were partially offset by a $0.3 million decrease in revenue from test and diagnostics software. The $1.4 million increase in revenue from the sale of biometrics software was primarily due to improving economic conditions, which led to increased customer demand. The $0.8 million increase in revenue from the sale of test and diagnostic products was mainly attributable to a large hardware sale to an OEM customer that is deploying test equipment into a major service provider.

We do not expect the Lantiq transaction to materially affect future product sales.

Contract Revenue. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to the sale or license of Aware’s patents, DSL technology, DSL test and diagnostic technology, and biometrics technology.

Contract revenue decreased 76% from $1.4 million in the second quarter of 2009 to $0.3 million in the current year quarter.  As a percentage of total revenue, contract revenue decreased from 25% in the second quarter of 2009 to 7% in the current year quarter.

For the six months ended June 30, 2010, contract revenue decreased 80% from $2.7 million in 2009 to $0.6 million in 2010. As a percentage of total revenue, contract revenue decreased from 26% in the first six months of 2009 to 5% in the corresponding period of 2010.

For the three and six month periods, the dollar decrease was primarily due to lower contract revenue from DSL technology contracts, and, to a lesser degree, from lower contract revenue from biometrics professional services contracts. Contract revenue from DSL technology contracts decreased by $0.9 million and $1.6 million for the three and six month periods. The decrease in contract revenue from DSL technology contracts in both periods was attributable to the sale of our licensing product line to Lantiq in November 2009.  Contract revenue from biometrics professional services contracts decreased by $0.2 million and $0.6 million for the three and six month periods. The decrease in contract revenue from biometrics professional services contracts in both periods was primarily due to the completion of a significant customer project during the first half of 2009.

We expect that any contract revenue from DSL technology contracts will be minimal in future periods as a result of the sale of our licensing product line to Lantiq.  Moreover, we will not be pursuing new silicon IP licensing customers for DSL or home networking applications in the foreseeable future.  Other potential sources of future contract revenue include revenue from i) biometrics professional services contracts; ii) DSL test and diagnostic professional services contracts and 3) sales and/or licenses of patents. Although there were no patent sales in 2009 or the first half of 2010, we intend to continue to sell and/or license additional patents in the future, subject to customer demand and favorable terms and conditions.

Royalties. Royalties consist of royalty payments that we receive under agreements with our customers.  We receive royalties from customers for rights to Aware technology and/or patents, typically associated with the incorporation of Aware technology and/or patents in customer chipsets.

Royalties increased 52% from $0.5 million in the second quarter of 2009 to $0.7 million in the current year quarter. As a percentage of total revenue, royalties increased from 8% in the second quarter of 2009 to 14% in the current year quarter.

For the six months ended June 30, 2010, royalties increased 55% from $0.9 million in 2009 to $1.5 million in 2010. As a percentage of total revenue, royalties increased from 9% in the first six months of 2009 to 14% in the corresponding period of 2010.

For the three and six month periods, most of the dollar increase in royalties was due to higher ADSL royalties reported to us by one of our licensees. We are unable to predict whether the increased royalties reported by this licensee in the first six months of 2010 will trend upward or downward in future quarters.

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

Cost of product sales decreased 19% from $1.0 million in the second quarter of 2009 to $0.8 million in the current year quarter.  As a percentage of product sales, cost of product sales decreased from 27% in the second quarter of 2009 to 21% in the current year quarter, which means that product gross margins increased from 73% to 79%.  The cost of product sales dollar decrease was primarily due to lower sales of test and diagnostics hardware products this quarter. The increase in product gross margins was primarily due to a greater proportion of software in product sales in the current quarter versus the year ago quarter.

For the six months ended June 30, 2010, cost of product sales increased 21% from $1.6 million in 2009 to $1.9 million in 2010. As a percentage of product sales, cost of product sales decreased from 23% in the first six months of 2009 to 22% in the corresponding period of 2010, which means that product gross margins increased from 77% to 78%. The cost of product sales dollar increase was primarily due to higher sales of test and diagnostics hardware products in the six month period this year. The slight increase in product gross margins was primarily due to a more profitable mix of hardware products in the 2010 six month period versus the corresponding six month period last year.

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

Cost of contract revenue decreased 92% from $0.9 million in the second quarter of 2009 to $0.1 million in the current year quarter.  Cost of contract revenue as a percentage of contract revenue, was 73% in the second quarter of 2009 and 21% in the current quarter, which means that gross margins on contract revenue increased from 37% to 79%.

For the six months ended June 30, 2010, cost of contract revenue decreased 92% from $1.8 million in the first six months of 2009 to $0.1 million in the corresponding period of 2010.  Cost of contract revenue as a percentage of contract revenue increased from 67% in the first six months of 2009 to 26% in the corresponding period of 2010, which resulted in gross margins on contract revenue increasing from 33% to 74%.

For the three and six month periods, the dollar decrease in cost of contract revenue was primarily due to lower revenue from DSL technology contracts and, to a lesser degree, from lower revenue from biometrics professional services contracts. The increase in gross margins on contract revenue in the three and six month periods in 2010 is primarily due to a greater proportion of biometrics professional services contracts in contract revenue in 2010 due to the sale of our licensing assets to Lantiq.  Biometrics professional services possess higher gross margins than DSL technology contract revenue.

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

Research and development expense decreased 32% from $3.1 million in the second quarter of 2009 to $2.1 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 53% in the second quarter of 2009 to 42% in the current year quarter.

Research and development expense decreased 33% from $6.2 million in the first six months of 2009 to $4.1 million in the first six months of 2010.  As a percentage of total revenue, research and development expense decreased from 60% in the first six months of 2009 to 39% in the corresponding period of 2010.

For the three and six month periods, the dollar decrease in research and development expense was primarily due to a reduction of engineering expenses as a result of the sale of our licensing product line to Lantiq.

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

Sales and marketing expense decreased 11% from $1.2 million in the second quarter of 2009 to $1.1 million in the current year quarter. As a percentage of total revenue, sales and marketing expense was 21% in the second quarters of 2009 and 2010.

For the six months ended June 30, 2010, sales and marketing expense decreased 6% from $2.3 million in 2009 to $2.1 million in 2010. As a percentage of total revenue, sales and marketing expense decreased from 22% in the first six months of 2009 to 20% in the corresponding period of 2010.

For the three and six month periods, the dollar decrease in sales and marketing expense was primarily due to lower headcount in our sales and marketing organization as well as lower stock-based compensation expenses.  Lower spending attributable to these factors was partially offset by higher spending on advertising and promotion activities and travel expenses.

Since the Lantiq transaction did not involve any of our sales and marketing personnel, the transaction had a minimal impact on 2010 expenses and we expect that it will have a minimal impact on future sales and marketing expense.

General and Administrative Expense. General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses.

General and administrative expense increased 16% from $1.2 million in the second quarter of 2009 to $1.4 million in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 21% in the second quarter of 2009 to 28% in the current year quarter.

For the six months ended June 30, 2010, general and administrative expense increased 16% from $2.4 million in 2009 to $2.8 million in 2010. As a percentage of total revenue, general and administrative expense increased from 23% in the first six months of 2009 to 27% in the corresponding period of 2010.

For the three and six month periods, the dollar increase in general and administrative expense was mainly attributable to higher spending on legal fees and director fees.  Higher spending attributable to these factors was partially offset by lower stock-based compensation expenses.

Since the Lantiq transaction did not involve any of our administrative personnel, the transaction had a minimal impact on 2010 expenses and we expect that it will have a minimal impact on future general and administrative expense.

Other Income.  Other income was $325,000 in the second quarter of 2010. This amount represents proceeds from a legal settlement with a former customer.

Interest Income.  Interest income decreased 65% from $61,000 in the second quarter of 2009 to $21,000 in the current year quarter.

For the six months ended June 30, 2010, interest income decreased 79%, from $186,000 in 2009 to $39,000 in 2010.

For the three and six month periods, the dollar decrease was primarily due to a substantial decline in money market interest rates.

Income Taxes.  We made no provision for income taxes in the first six months of 2010 and 2009 due to net losses incurred, and the uncertainty of the timing of profitability in future periods, except for $1,000 and $4,000 of state excise tax paid in the first six months of 2010 and 2009, respectively.  In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.  As of June 30, 2010, our deferred tax assets continue to be fully reserved.  We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

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

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $39.1 million, which represented a decrease of $540,000 from December 31, 2009. The decrease in cash was primarily due to: i) $154,000 of cash used by operations; ii) $67,000 of cash used to purchase capital equipment; iii) $60,000 of cash used to purchase other assets; iv) $161,000 of cash used to pay withholding taxes for employees who surrendered shares of common stock in connection with an employee option exchange program; and v) $100,000 of transaction expenses paid in the first quarter of 2010 that related to the 2009 sale of assets to Lantiq.

We used $154,000 of cash in operations in the first six months of 2010. This cash usage was primarily the result of a net loss of $126,000 and $836,000 of cash used to fund working capital items, which was partially offset by non-cash items related to depreciation and amortization of $260,000, and stock based compensation expense of $548,000.  The net loss of $126,000 includes $225,000 of proceeds from a legal settlement with a former customer.

Capital spending was primarily related to the purchase of computer hardware and laboratory equipment used principally in engineering activities.

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

As of June 30, 2010, our cash and cash equivalents of $39.1 million were invested in money market accounts.  Due to the nature and short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of June 30, 2010, we had no investments that matured in more than twelve months.  We do not use derivative financial instruments for speculative or trading purposes.

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

ITEM 1A:
Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

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

AWARE, INC.

Date: July 28, 2010	By:	/s/ Edmund C. Reiter
Edmund C. Reiter, President &
Chief Executive Officer

Date: July 28, 2010	By:	/s/ Richard P. Moberg
Richard P. Moberg, Chief Financial
Officer (Principal Financial and
Accounting Officer)