Form 10-Q
period 2010-09-30
AWARE INC /MA/
filed 2010-10-29
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended September 30, 2010

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
Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of October 25, 2010:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	20,039,145 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets as of
	September 30, 2010 and December 31, 2009	3

	Consolidated Statements of Operations for the
	Three and Nine Months Ended September 30, 2010 and
	September 30, 2009	4

	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2010 and
	September 30, 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	19

	Signatures	19

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$39,041	$39,669
Accounts receivable, net	5,165	3,565
Inventories	1,468	1,113
Prepaid expenses and other current assets	501	363
Total current assets	46,175	44,710

Property and equipment, net	6,465	6,744
Other assets, net	29	-
Total assets	$52,669	$51,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$783	$327
Accrued expenses	112	127
Accrued compensation	929	1,202
Accrued professional	201	282
Deferred revenue	835	563
Total current liabilities	2,860	2,501

Long-term deferred revenue	489	593

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 20,039,145 as of September 30, 2010 and 19,809,315 as of December 31, 2009	200	198
Additional paid-in capital	77,040	76,032
Accumulated deficit	(27,920)	(27,870)
Total stockholders’ equity	49,320	48,360

Total liabilities and stockholders’ equity	$52,669	$51,454

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue:
Product sales	$5,026	$4,661	$13,588	$11,332
Contract revenue	488	1,005	1,043	3,725
Royalties	637	554	2,107	1,500
Total revenue	6,151	6,220	16,738	16,557

Costs and expenses:
Cost of product sales	1,236	857	3,112	2,413
Cost of contract revenue	206	717	352	2,534
Research and development	2,082	3,175	6,198	9,344
Selling and marketing	1,029	1,251	3,148	3,517
General and administrative	1,650	1,383	4,469	3,812
Total costs and expenses	6,203	7,383	17,279	21,620

Loss from operations	(52)	(1,163)	(541)	(5,063)
Other income	100	-	425	-
Interest income	28	31	67	217

Income (loss) before provision for income taxes	76	(1,132)	(49)	(4,846)
Provision for income taxes	-	1	1	5

Net income (loss)	$76	$(1,133)	$(50)	$(4,851)

Net income (loss) per share – basic	$0.00	$(0.06)	$(0.00)	$(0.23)
Net income (loss) per share – diluted	$0.00	$(0.06)	$(0.00)	$(0.23)

Weighted average shares – basic	20,000	19,782	19,947	21,230
Weighted average shares - diluted	20,344	19,782	19,947	21,230

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(50)	$(4,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	388	662
Stock-based compensation	1,169	1,476
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(1,600)	(1,568)
Inventories	(355)	526
Prepaid expenses	(138)	(166)
Accounts payable	479	(47)
Accrued expenses	(269)	(463)
Deferred revenue	168	621
Net cash used in operating activities	(208)	(3,810)

Cash flows from investing activities:
Purchases of property and equipment	(101)	(131)
Expenses from sale of assets	(100)	-
Purchases of other assets	(60)	-
Net cash used in investing activities	(261)	(131)

Cash flows from financing activities:
Proceeds from issuance of common stock	2	3
Shares surrendered by employees to pay taxes related to unrestricted stock	(161)	-
Repurchase of common stock	-	(8,950)
Net cash used in financing activities	(159)	(8,947)

Decrease in cash and cash equivalents	(628)	(12,888)
Cash and cash equivalents, beginning of period	39,669	45,516

Cash and cash equivalents, end of period	$39,041	$32,628

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)
Basis of Presentation. The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2010, and of operations and cash flows for the interim periods ended September 30, 2010 and 2009.

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

The results of operations for the interim period ended September 30, 2010 are not necessarily indicative of the results to be expected for the year.

B)
Fair Value Measurements. The Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value, and expands disclosures assets and liabilities measured at fair value in financial statements. This guidance is set forth in FASB Accounting Standards Codification 820 (ASC 820). We adopted the provisions of ASC 820 as of January 1, 2008, for our financial instruments. Although the adoption of ASC 820 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  We had no available for sale investments as of September 30, 2010 or December 31, 2009.

Our cash and cash equivalents, including money market securities, were $39.0 million and $39.7 million as of September 30, 2010 and December 31, 2009, respectively. We classified our cash and cash equivalents within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

C)
Inventories. Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventories consist primarily of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$1,468	$1,112
Finished goods	-	1
Total	$1,468	$1,113

D)
Computation of Earnings per Share. Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect.  Stock options that are anti-dilutive are excluded from the calculation.

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$76	$(1,133)	$(50)	$(4,851)

Weighted average common shares outstanding	20,000	19,782	19,947	21,230
Additional dilutive common stock equivalents	344	-	-	-
Diluted shares outstanding	20,344	19,782	19,947	21,230

Net income (loss) per share – basic	$0.00	$(0.06)	$(0.00)	$(0.23)
Net income (loss) per share – diluted	$0.00	$(0.06)	$(0.00)	$(0.23)

For the three month period ended September 30, 2009 potential common stock equivalents of 13,575 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the nine month periods ended September 30, 2010 and 2009 potential common stock equivalents of 120,741 and 5,654, respectively, were not included in the per share calculation for diluted EPS, because we had net losses and the effect of their inclusion would be anti-dilutive.

For the three month periods ended September 30, 2010 and 2009, options to purchase 5,047,709 and 7,444,493 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  For the nine month periods ended September 30, 2010 and 2009, options to purchase 5,104,131 and 7,555,393 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cost of product sales	$3	$3	$8	$8
Cost of contract revenue	4	36	11	105
Research and development	101	174	269	458
Selling and marketing	25	140	76	249
General and administrative	488	324	805	656
Stock-based compensation expense	$621	$677	$1,169	$1,476

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and nine month periods ended September 30, 2009. No options were granted in the three and nine month periods ended September 30, 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

In July 2010, we granted 102,040 shares of our common stock to directors and 473,403 shares to officers and employees.  Shares granted to directors were issued in August 2010, which resulted in a stock-based compensation charge of $258,000 in the three months ended September 30, 2010. With the exception of one employee, shares granted to officers and employees will be issued in four equal increments on December 31, 2010, June 30, 2011, December 31, 2011, and June 30, 2012, provided such officers and employees remain employed by the Company on each of these dates. The total stock-based compensation charge associated with the officer and employee grant is expected to be $1.2 million.  This charge will be amortized into expenses over the related two-year service period. We amortized $170,000 of stock-based compensation expense related to the officer and employee grant in the three months ended September 30, 2010. The $170,000 expense includes $23,000 of cost related to a grant to one employee whose shares were issued in August 2010.

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

F)
Business Segments. We manage the business as one segment and conduct our operations in the United States. We sell our products and technology to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

United States	$3,460	$3,837	$9,871	$9,336
Germany	693	1,353	2,136	3,922
Rest of World	1,998	1,030	4,731	3,299
	$6,151	$6,220	$16,738	$16,557

G)
Income Taxes. As of December 31, 2009, we had federal net operating loss (“NOLs”) and research and experimentation credit carryforwards of approximately $47.6 million and $13.4 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2010 through 2029.  In addition, at December 31, 2009, we had approximately $10.3 million and $7.1 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2010 through 2024.

Based on an analysis that we performed under Internal Revenue Code Section 382 on our NOLs generated for the period 1997 through 2009, we have not experienced a change in ownership as defined by Section 382, and, therefore, the NOLs are not currently under any Section 382 limitation.

H)
Recent Accounting Pronouncements. We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

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

I)
Share Repurchase Program. On March 5, 2009, we announced a modified Dutch auction self-tender offer to purchase up to 3,500,000 shares, or approximately 15%, of our outstanding common stock (including the associated preferred share purchase rights), at a price in the range of $2.20 to $2.60 per share, for a maximum aggregate purchase price of approximately $9.1 million.  The terms of the tender offer also provided the right for us to purchase up to an additional 2% of our shares if the offer was oversubscribed.

The tender offer closed on April 17, 2009, and on April 23, 2009 we repurchased 3,500,252 shares at $2.50 per share for a total cost of $9.0 million, including expenses.

J)
Spin-off Plans.  In September 2010, we announced plans to pursue a spin-off of our patent licensing operations. The spin-off will allow the spun-off entity to focus on patent licensing operations.  After the spin-off, Aware will continue as a supplier of test and diagnostics products and biometrics and imaging software.

We expect to file documents with the U.S. Securities & Exchange Commission (SEC) over the next few months and to complete the proposed transaction in the first half of fiscal 2011. The spin-off will result in two, independent publicly traded U.S. companies.

The proposed transaction is expected to be structured as a tax-free distribution to Aware stockholders, and is contingent upon a number of items including, but not limited to, receipt of a favorable ruling from the Internal Revenue Service as to the United States federal income tax consequences of the spin-off, a determination by Aware's board of directors that the spin-off is in the best interest of Aware, and the completion of a review process by the SEC.

ITEM 2:
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business. Further, there can be no assurance as to the timing of the contemplated spin-off of our patent licensing operations, whether it will ultimately be structured as a spin-off, or whether the contemplated spin-off will be completed.

Summary of Operations.  We have historically organized ourselves as one segment with three product lines. Our product lines have included: i) DSL test and diagnostics products, ii) biometrics products, and iii) licensing products.

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

As a result of the Lantiq transaction, we no longer derive DSL contract revenue from Infineon or Lantiq.  In 2008 and 2009, contract revenue from Infineon ranged from $0.5 million to $1.0 million per quarter, whereas we have recorded no such contract revenue from Infineon or Lantiq. We amended and restated the existing license agreement between us and Infineon to provide Lantiq (as successor to Infineon) certain non-exclusive licenses of our patent rights, and to continue Lantiq’s royalty obligations to Aware.  We have continued to derive contract revenue for engineering support and royalties per our existing agreements with Ikanos Communications, Inc. (“Ikanos”).  We will not be pursuing new silicon intellectual property licensing customers for DSL or home networking applications for the foreseeable future. In addition, Aware subleased certain office and lab space to Lantiq at its main facilities in Bedford, Massachusetts. In the first, second and third quarters of 2010, engineering expenses associated with our licensing product line decreased by approximately $1.9 million per quarter, compared to the corresponding periods in 2009. We expect that quarterly engineering expenses in the fourth quarter of 2010 will decrease by $0.8 million to $1.0 million compared to the fourth quarter of 2009, because the Lantiq asset sale occurred in the middle of the fourth quarter last year and we began to experience the effects of the expense reduction in that quarter.

After the sale of our licensing product line to Lantiq in November 2009, we have operated as one segment with two principal product lines: i) biometrics products; and ii) DSL test and diagnostics products. We have also continued our patent licensing operations. The Lantiq transaction has had a minimal impact on the financial results of our biometrics and DSL test and diagnostics product lines. As it relates to our DSL test business, Aware and Lantiq have been and will continue to cooperate with one another with respect to embedded wire line diagnostics technology and products.

In September 2010, we announced plans to pursue a spin-off of our patent licensing operations. The spin-off will allow the spun-off entity to focus on patent licensing operations and for Aware to focus on being a supplier of test and diagnostics products and biometrics and imaging software.

The proposed transaction is expected to be structured as a tax-free distribution to Aware stockholders, and is contingent upon a number of items including, but not limited to, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) as to the United States federal income tax consequences of the spin-off, a determination by Aware's board of directors that the spin-off is in the best interest of Aware, and the completion of a review process by the U.S. Securities & Exchange Commission (“SEC”).

If we receive a favorable ruling from the IRS and our board of directors authorizes the spin-off, we expect to file documents with the SEC over the next few months and to complete the proposed transaction in the first half of fiscal 2011. The spin-off will result in two, independent publicly traded U.S. companies.

Summary of Financial Results. Net income in accordance with generally accepted accounting principles (“GAAP”) for the three months ended September 30, 2010 was $76,000, or $0.00 per share, which compares to a GAAP net loss of $1.1 million, or minus $0.06 per share, for the three months ended September 30, 2009. Our GAAP net loss for the nine months ended September 30, 2010 was $50,000, or $0.00 per share, which compares to a GAAP net loss of $4.9 million, or minus $0.23 per share, for the nine months ended September 30, 2009.

Readers of this report should keep in mind that our financial results for the three and nine month periods ended September 30, 2009 included the revenue and expense impact of the licensing product line that was sold to Lantiq in November 2009, whereas results for the three and nine month periods ended September 30, 2010 no longer included such revenue and expenses. The royalty obligations of Lantiq and Ikanos were not affected by the Lantiq transaction and therefore royalty revenue is included in all three and nine month periods ended September 30, 2010 and 2009.

The Company uses non-GAAP information internally to evaluate its operating performance and believes these non-GAAP measures are useful to investors as they provide additional insight into the underlying operating results. Our non-GAAP net income (loss) excludes the effect of stock-based compensation expense.

Non-GAAP net income for the three months ended September 30, 2010, excluding the effect of $621,000 of stock-based compensation, was $697,000, or $0.03 per diluted share.  We had a non-GAAP net loss for the three months ended September 30, 2009, excluding the effect of $677,000 of stock-based compensation, of $456,000, or minus $0.02 per diluted share.

Non-GAAP net income for the nine months ended September 30, 2010, excluding the effect of $1.2 million of stock-based compensation, was $1.1 million, or $0.06 per diluted share.  We had a non-GAAP net loss for the nine months ended September 30, 2009, excluding the effect of $1.5 million of stock-based compensation, of $3.4 million, or minus $0.16 per diluted share.

A reconciliation of GAAP to non-GAAP results is set forth in the table below (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
GAAP net income (loss)	$76	$(1,133)	$(50)	$(4,851)
Stock-based compensation	621	677	1,169	1,476
Non-GAAP net income (loss)	$697	$(456)	$1,119	$(3,375)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
GAAP net income (loss) per share	$0.00	$(0.06)	$(0.00)	$(0.23)
Stock-based compensation	0.03	0.04	0.06	0.07
Non-GAAP net income (loss) per share	$0.03	$(0.02)	$0.06	$(0.16)

Results of Operations

Product Sales. Product sales consist primarily of revenue from the sale of hardware and software products.  Hardware products consist primarily of DSL test and diagnostics modules. Software products consist of software products, including maintenance contracts, for biometric, medical imaging and digital imaging applications, as well as DSL test and diagnostics software.

Product sales increased 8% from $4.7 million in the third quarter of 2009 to $5.0 million in the current year quarter.  As a percentage of total revenue, product sales increased from 75% in the third quarter of 2009 to 82% in the current year quarter.  The dollar increase in product sales was primarily due to a $0.7 million increase in revenue from the sale of test and diagnostics hardware and a $0.4 million increase in revenue from the sale of test and diagnostics software.  Revenue increases from test and diagnostics product sales were partially offset by $0.7 million less revenue from the sale of biometrics software. The $0.7 million increase in revenue from the sale of test and diagnostic hardware was mainly attributable to a large hardware sale to an OEM customer that is deploying test equipment into a major service provider.  The $0.4 million increase in revenue from the sale of test and diagnostic software was mainly attributable to revenue from our LDP (Line Diagnostics Platform) software, which was partially offset by lower sales of our Dr. DSL software.  The $0.7 million decrease in revenue from the sale of biometrics software was primarily due to the absence of any large sales transaction in the current quarter as compared to several large transactions in the year ago quarter.

For the nine months ended September 30, 2010, product sales increased 20% from $11.3 million in 2009 to $13.6 million in 2010. As a percentage of total revenue, product sales increased from 68% in the first nine months of 2009 to 81% in the corresponding period of 2010. The dollar increase in product sales was primarily due to a $1.5 million increase in revenue from the sale of test and diagnostics hardware, and a $0.7 million increase in revenue from the sale of biometrics software. The $1.5 million increase in revenue from the sale of test and diagnostic products was mainly attributable to a large hardware sale to an OEM customer that is deploying test equipment into a major service provider. The $0.7 million increase in revenue from the sale of biometrics software was primarily due to stronger 2010 sales after a weak first half of 2009.

The Lantiq transaction has not affected product sales nor do we expect that it will in the future.

Contract Revenue. Contract revenue consists of patent, license and engineering service fees that we receive under agreements relating to the sale or license of Aware’s patents, DSL technology, DSL test and diagnostic technology, and biometrics technology.

Contract revenue decreased 51% from $1.0 million in the third quarter of 2009 to $0.5 million in the current year quarter.  As a percentage of total revenue, contract revenue decreased from 16% in the third quarter of 2009 to 8% in the current year quarter.

For the nine months ended September 30, 2010, contract revenue decreased 72% from $3.7 million in 2009 to $1.0 million in 2010. As a percentage of total revenue, contract revenue decreased from 22% in the first nine months of 2009 to 6% in the corresponding period of 2010.

For the three and nine month periods, the contract revenue dollar decrease was primarily due to lower contract revenue from DSL technology contracts, and, to a lesser degree, from lower contract revenue from biometrics professional services contracts.  Contract revenue from DSL technology contracts decreased by $0.6 million and $2.2 million for the three and nine month periods, respectively. The decrease in contract revenue from DSL technology contracts in both periods was attributable to the sale of our licensing product line to Lantiq in November 2009.  Contract revenue from biometrics professional services contracts decreased by $36,000 and $0.7 million for the three and nine month periods, respectively. The decrease in contract revenue from biometrics professional services contracts in both periods was primarily due to the completion of a significant customer project during the first nine months of 2009.  Decreases in contract revenue from DSL technology contracts and biometrics professional services contracts were partially offset by minor increases in contract revenue from test and diagnostics professional services contracts.

We expect that any contract revenue from DSL technology contracts will be minimal in future periods as a result of the sale of our licensing product line to Lantiq.  Moreover, we will not be pursuing new silicon IP licensing customers for DSL or home networking applications in the foreseeable future.  Other potential sources of future contract revenue include revenue from i) biometrics professional services contracts; and ii) DSL test and diagnostic professional services contracts.  There were no patent sales or licenses in 2009 or the first nine months of 2010, and if the proposed spin-off of our patent licensing operations is successful, we would not expect such patent revenue in future periods as well.

Royalties. Royalties consist of royalty payments that we receive under agreements with our customers.  We receive royalties from customers for rights to Aware technology and/or patents, typically associated with the incorporation of Aware technology and/or patents in customer chipsets.

Royalties increased 15% from $554,000 in the third quarter of 2009 to $637,000 in the current year quarter. As a percentage of total revenue, royalties increased from 9% in the third quarter of 2009 to 10% in the current year quarter.

For the nine months ended September 30, 2010, royalties increased 40% from $1.5 million in 2009 to $2.1 million in 2010. As a percentage of total revenue, royalties increased from 9% in the first nine months of 2009 to 13% in the corresponding period of 2010.

For the three and nine month periods, most of the dollar increase in royalties was due to higher ADSL royalties reported to us by one of our licensees. We are unable to predict whether the increased royalties reported by this licensee in the first nine months of 2010 will trend upward or downward in future quarters.

Our royalty revenue currently comes predominantly from ADSL chipset sales by Ikanos and ADSL and VDSL chipset sales by Lantiq (formerly Infineon). The Lantiq transaction did not alter the royalty obligations of Ikanos or Lantiq, which we expect to continue per the existing agreements with those parties. We remain uncertain as to whether these licensees will be able to maintain their market shares and chipset prices in the face of intense competition, and whether our relationships with them will contribute meaningful royalties to us in the future.  Also, as a result of the Lantiq transaction, we will not be pursuing new silicon intellectual property licensing customers for DSL or home networking applications in the foreseeable future that might lead to royalties from new customers.

Cost of Product Sales. Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.

Cost of product sales increased 44% from $0.9 million in the third quarter of 2009 to $1.2 million in the current year quarter.  As a percentage of product sales, cost of product sales increased from 18% in the third quarter of 2009 to 25% in the current year quarter, which means that product gross margins decreased from 82% to 75%.  The cost of product sales dollar increase was primarily due to higher sales of test and diagnostics hardware products. The decrease in product gross margins was primarily due to a greater proportion of hardware revenue in product sales in the current quarter versus the year ago quarter.

For the nine months ended September 30, 2010, cost of product sales increased 29% from $2.4 million in 2009 to $3.1 million in 2010. As a percentage of product sales, cost of product sales increased from 21% in the first nine months of 2009 to 23% in the corresponding period of 2010, which means that product gross margins decreased from 79% to 77%. The cost of product sales dollar increase was primarily due to higher sales of test and diagnostics hardware products in the nine month period this year. The decrease in product gross margins was primarily due to a greater proportion of hardware revenue in product sales in the nine month period this year versus the corresponding period last year.

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

Cost of contract revenue decreased 71% from $0.7 million in the third quarter of 2009 to $0.2 million in the current year quarter.  Cost of contract revenue as a percentage of contract revenue was 71% in the third quarter of 2009 and 42% in the current quarter, which means that gross margins on contract revenue increased from 29% to 58%.

For the nine months ended September 30, 2010, cost of contract revenue decreased 86% from $2.5 million in the first nine months of 2009 to $0.4 million in the corresponding period of 2010.  Cost of contract revenue as a percentage of contract revenue decreased from 68% in the first nine months of 2009 to 34% in the corresponding period of 2010, which means that gross margins on contract revenue increased from 32% to 66%.

For the three and nine month periods, the dollar decrease in cost of contract revenue was primarily due to lower revenue from DSL technology contracts and, to a lesser degree, from lower revenue from biometrics professional services contracts. The increase in gross margins on contract revenue in the three and nine month periods in 2010 was primarily due to a greater proportion of biometrics professional services contracts in contract revenue.  Biometrics professional services possess higher gross margins than DSL technology contract revenue.

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

Research and development expense decreased 34% from $3.2 million in the third quarter of 2009 to $2.1 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 51% in the third quarter of 2009 to 34% in the current year quarter.

Research and development expense decreased 34% from $9.3 million in the first nine months of 2009 to $6.2 million in the first nine months of 2010.  As a percentage of total revenue, research and development expense decreased from 56% in the first nine months of 2009 to 37% in the corresponding period of 2010.

For the three and nine month periods, the dollar decrease in research and development expense was primarily due to a reduction of engineering expenses as a result of the sale of our DSL licensing product line to Lantiq, which was partially offset by higher spending in our biometrics and test and diagnostics engineering organizations.

After the closing of the Lantiq transaction, our research and development activities have been focused primarily on developing biometrics and imaging software, and developing test and diagnostics hardware and software.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation costs for sales and marketing personnel, travel, advertising and promotion, recruiting, and facilities expense.

Selling and marketing expense decreased 18% from $1.3 million in the third quarter of 2009 to $1.0 million in the current year quarter. As a percentage of total revenue, selling and marketing expense decreased from 20% in the third quarter of 2009 to 17% in the current year quarter. The dollar decrease in selling and marketing expense was primarily due to lower stock-based compensation expenses, lower sales commissions, and lower travel expenses.

For the nine months ended September 30, 2010, selling and marketing expense decreased 10% from $3.5 million in 2009 to $3.1 million in 2010. As a percentage of total revenue, sales and marketing expense decreased from 21% in the first nine months of 2009 to 19% in the corresponding period of 2010.  The dollar decrease in selling and marketing expense was primarily due to lower headcount in our sales and marketing organization as well as lower stock-based compensation expenses.  Lower spending attributable to these factors was partially offset by higher spending on advertising and promotion activities, travel expenses, and sales consultants in foreign countries.

Since the Lantiq transaction did not involve any of our sales and marketing personnel, the transaction had a minimal impact on 2010 expenses and we expect that it will have a minimal impact on future selling and marketing expense.

General and Administrative Expense. General and administrative expense consists primarily of compensation costs for administrative personnel, facility costs, bad debt, audit, legal, stock exchange and insurance expenses.

General and administrative expense increased 19% from $1.4 million in the third quarter of 2009 to $1.7 million in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 22% in the third quarter of 2009 to 27% in the current year quarter.  The dollar increase in general and administrative expense was mainly attributable to higher spending on: i) stock-based compensation of $0.2 million, ii) professional fees related to our proposed spin-off of our patent licensing operations of $0.2 million, and ii) legal fees related to patent filings of $0.1 million. These expense increases were partially offset by $0.2 million of other spending reductions.

For the nine months ended September 30, 2010, general and administrative expense increased 17% from $3.8 million in 2009 to $4.5 million in 2010. As a percentage of total revenue, general and administrative expense increased from 23% in the first nine months of 2009 to 27% in the corresponding period of 2010. The dollar increase in general and administrative expense was mainly attributable to higher spending on: i) stock-based compensation of $0.1 million, ii) professional fees related to our proposed spin-off of our patent licensing operations of $0.3 million, and ii) legal fees related to patent filings of $0.3 million.

Since the Lantiq transaction did not involve any of our administrative personnel, the transaction had a minimal impact on 2010 expenses and we expect that it will have a minimal impact on future general and administrative expense.

Other Income.  Other income was $100,000 and $425,000 in the three and nine month periods ended September 30, 2010, respectively. The other income amount in both periods represents proceeds from a legal settlement with a former customer.

Interest Income.  Interest income decreased 11% from $31,000 in the third quarter of 2009 to $28,000 in the current year quarter.

For the nine months ended September 30, 2010, interest income decreased 69%, from $217,000 in 2009 to $67,000 in 2010.

For the three and nine month periods, the dollar decrease was primarily due to a decline in money market interest rates.

Income Taxes.  We made no provision for income taxes in the first nine months of 2010 and 2009 due to net losses incurred, and the uncertainty of the timing of profitability in future periods, except for $1,000 and $5,000 of state excise tax paid in the first nine months of 2010 and 2009, respectively.  In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.  As of September 30, 2010, our deferred tax assets continue to be fully reserved.  We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

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

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $39.0 million, which represented a decrease of $628,000 from December 31, 2009. The decrease in cash was primarily due to: i) $208,000 of cash used by operations; ii) $101,000 of cash used to purchase capital equipment; iii) $60,000 of cash used to purchase other assets; iv) $161,000 of cash used to pay withholding taxes for employees who surrendered shares of common stock in connection with an employee option exchange program; and v) $100,000 of transaction expenses paid in the first quarter of 2010 that related to the 2009 sale of assets to Lantiq.

We used $208,000 of cash in operations in the first nine months of 2010. This cash usage was primarily the result of a net loss of $50,000 and $1.715 million of cash used to fund working capital items, which was partially offset by non-cash items related to depreciation and amortization of $388,000, and stock-based compensation expense of $1.169 million.  The $50,000 net loss in the nine months ended September 30, 2010 includes $425,000 of proceeds from a legal settlement with a former customer.

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

As of September 30, 2010, our cash and cash equivalents of $39.0 million were invested in money market accounts.  Due to the nature and short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of September 30, 2010, we had no investments that matured in more than twelve months.  We do not use derivative financial instruments for speculative or trading purposes.

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

AWARE, INC.

Date: October 29, 2010	By:	/s/ Edmund C. Reiter
Edmund C. Reiter, President & Chief Executive Officer

Date: October 29, 2010	By:	/s/ Richard P. Moberg
Richard P. Moberg, Chief Financial Officer (Principal Financial and Accounting Officer)