Form 10-K
period 2010-12-31
AWARE INC /MA/
filed 2011-02-11
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer ☐    Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2010 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $41,410,529.

The number of shares outstanding of the registrant’s common stock as of February 4, 2011 was 20,183,754.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 25, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.   BUSINESS

Company Overview

We have been a leading supplier of innovative signal processing and digital communications technology for imaging and telecommunications applications since the early 1990s. Presently, our business operations are focused along three product lines: i) biometrics and imaging; ii) Digital Subscriber Line (“DSL”) test and diagnostics; and iii) patent licensing.  Prior to November 2009, we were also a supplier of DSL silicon intellectual property to the semiconductor industry.

Biometrics & Imaging. Our biometrics software products leverage imaging and biometrics technologies developed by Aware over the past 20 years.  We sell a broad range of software products that are used in biometric systems worldwide. Primary applications of biometrics systems include criminal justice, border management, secure credentialing, national defense, access control, and background checks.

Our products provide interoperable, standards-compliant, field-proven biometric functionality for: i) enrollment of fingerprints and facial images into biometrics systems; ii) biometric ID card personalization; and iii) reading and transmission of biometric transactions throughout identification networks.  Our server-based Biometrics Services Platform (BioSP)™ is a modular, flexible software platform that enables developers, integrators and end-users to rapidly build and deploy centralized multimodal biometric data processing solutions in support of a service-oriented architecture.  In addition, we offer professional services to assist customers with the design, development and implementation of biometrics systems. We also sell software products for medical and digital imaging applications based upon industry standards such as JPEG 2000 and JPIP.

We sell our biometrics and imaging products and services to OEM customers as well as directly to end-users, such as government agencies.

DSL Test & Diagnostics. Our DSL test and diagnostics products leverage DSL technologies developed by Aware since the early 1990s.  As phone companies expand their DSL offerings to include IPTV, video, and triple play services, they need better test and diagnostics solutions that improve the delivery of those services.

We sell DSL test and diagnostics hardware and software products that pre-qualify, monitor and troubleshoot DSL service.  Our hardware products support all common DSL network architectures in single, easy-to-integrate modules. These products enable broad connectivity for DSL test and diagnostics applications by supporting interoperability across an extensive footprint of central office and customer premises equipment. We sell our modules to OEMs that incorporate them into their DSL equipment products, such as automated testheads and handheld testers.

Our DSL test and diagnostic software products include our line diagnostics platform (“LDP”) software and our Dr. DSL® software. LDP is an advanced test and diagnostics server-based software offering that provides a comprehensive, centralized system for analysis and diagnostics of a service provider’s DSL network.   By utilizing equipment infrastructure already in place for DSL service delivery, LDP enables a cost-effective means for service providers to ensure quality levels and troubleshoot their networks. Our Dr. DSL® software products support pre-qualification, provisioning, rate estimation, troubleshooting and maintenance applications. We sell our software products to telephone companies, network equipment suppliers, and OEM suppliers.

Patent Licensing. Over the past 20 years, we have actively patented the technologies we have developed. As of December 31, 2010, we had approximately 185 U.S. and  foreign patents, and approximately 271 pending patent applications pertaining to communications and signal processing technologies, including DSL, test and diagnostics, biometrics and medical imaging, image compression, video compression, and seismic data compression. The objective of our patent licensing operations is to develop patents and to license or sell them to interested third parties. Over the past three years, we have continued to enhance and develop our patent portfolio; however patent licensing revenue has been limited other than a significant patent sale in 2008.

In September 2010, we announced plans to pursue a spin-off of our patent licensing operations. The spin-off would allow the spun-off entity to focus on patent licensing operations and for Aware to focus on being a supplier of biometrics and imaging software and DSL test and diagnostics products. As of the date of this report, our board is reviewing strategic options with respect to our patent licensing operations, including a potential spin-off.

DSL Silicon Intellectual Property. From the mid 1990s until November 2009, we licensed DSL silicon intellectual property (“IP”) to enable semiconductor suppliers to manufacture and sell integrated circuits for the DSL industry.  During the three years leading up to November 2009, our primary silicon licensing customers were Ikanos Communications, Inc. (“Ikanos”) and Infineon Technologies AG (“Infineon”). In November 2009 Infineon completed a spin-off of its semiconductor division into a new company called Lantiq Deutschland GmbH (“Lantiq”).  Approximately one week later, we closed a transaction with Lantiq involving the sale and transfer of: i) our DSL and home networking silicon IP assets, ii) certain patents, and iii) 41 Aware employees. As a result of this sale, we no longer offer DSL or home networking silicon IP products and DSL silicon IP is not a material part of our business. However, we continue to provide a minor amount of engineering support services to Ikanos and we continue to receive royalties from Lantiq and Ikanos for the use of our DSL silicon IP in their DSL chipsets.

We have research and development activities underway to expand our product offerings and develop new technologies in biometrics and imaging as well as in communications test and diagnostics applications.  We also play an active role at standards setting bodies so that we can anticipate and influence technology advances and changes in industry requirements.

We are headquartered in Bedford, Massachusetts.  Our telephone number is (781) 276-4000, and our website is www.aware.com.  Incorporated in Massachusetts in 1986, we employed 83 people as of December 31, 2010.   Our stock is traded on the Nasdaq Global Market under the symbol AWRE.

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

Vendors of the hardware and/or software component of biometric enrollment stations include Lockheed Martin Corporation (“Lockheed”), Cross Match Technologies, Inc. (“Cross Match”), Unisys Corporation (“Unisys”), Science Applications International Corporation (“SAIC”), L-1 Identity Solutions, Inc. (“L-1”), Northrop Grumman Corporation (“Northrop”), Hewlett-Packard Electronic Data Systems (“EDS”) and NEC Corporation (“NEC”). Fingerprint matching and/or biometric transaction management systems are provided by companies such as Sagem Telecommunications (“Sagem”), NEC, 3M Cogent Inc. (“Cogent”), and numerous system integrators.

DSL Test & Diagnostics Industry Background.  DSL technology allows telephone companies to offer high-speed data services and Internet Protocol television (“IPTV”) over their existing telephone wires.  There are hundreds of millions of DSL lines in service across North America, Europe, the Middle East, Africa, the Asia Pacific region and Latin America.

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

DSL test and diagnostics solutions deployed by telephone companies include hardware and software products. These products are designed to allow telephone companies to gather information about their DSL networks. This information is used to assist with pre-qualifying, analyzing, and diagnosing problems encountered during service deployment or during operation.  Hardware and software products include:

●
Centralized test equipment (also known as “testheads”) – Testheads are deployed in centralized locations of telephone companies, such as central offices and node-based equipment cabinets. This equipment allows telephone companies to provision or troubleshoot DSL service remotely from such centralized locations.

●	Handheld test devices – This equipment is used by technicians in the field to test and diagnose problems at customer premise locations.
●
Software-based test solutions – This software makes use of telephone companies’ DSL infrastructure that is already in place to provide DSL service.  Over the past few years, DSL test software has become more widely adopted because of its cost effectiveness relative to hardware solutions.

Service providers are able to purchase DSL test and diagnostics hardware and software products from a number of companies including Alcatel-Lucent (“Alcatel”), Spirent Communications PLC (“Spirent”), Tollgrade Communications, Inc. (“Tollgrade”), JDS Uniphase Corporation (“JDSU”), Sunrise Communications, Inc. (“Sunrise”), Fluke Corporation (“Fluke”), Kurth Electronic GmbH (“Kurth”), Assia, Inc (“Assia”), and others.

Patent Licensing Industry Background.  Under U.S. law, an inventor or patent owner has the right to exclude others from making, selling or using their patented inventions. Over the past decade, a number of companies have emerged to form a robust patent licensing industry. These companies grow their patent portfolios by: i) acquiring patents from third parties, ii) developing patents of their own, or iii) through a combination of both methods. Patent licensing companies then execute patent licensing arrangements with users of their patented technologies through willing licensing negotiations without the filing of patent infringement litigation, or through the negotiation of license and settlement arrangements in connection with the filing of patent infringement litigation.

Some well-known patent licensing companies include Intellectual Ventures Management LLC, Acacia Research Corporation, Digimarc Corporation, NTP, Inc., Wi-Lan, Inc., InterDigital, Inc., Rambus Inc, and MOSAID Technologies Inc.

Aware Biometrics and Imaging Products and Services

Aware has been involved with the development of wavelet-based image compression technology since the late 1980s.  Aware provides standards-compliant biometrics software tools that enable integrators, solution providers, and government agencies to compress, analyze, optimize, format, and transport biometric images and data according to domestic and international standards.

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

We sell our biometrics software products to integrators, OEMs and government agencies. We supply a broad range of fingerprint and facial biometric functionality, including enrollment, ID personalization and reading, and networking.  Our solutions address border control and management, secure credentialing, national defense, access control, and fingerprint background check applications. We also sell medical imaging and digital imaging software solutions. We have a large number of OEM customers in the biometrics, medical and digital imaging markets.

We also offer professional services to customers who require assistance with the design and development of systems for biometrics applications.

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

Our principal UDMT modem modules include our 450/455, 475, 550, 600, 606, and 656 model numbers.  Each of these are easy-to-integrate, standard-compliant, modules for ADSL/2/2+ and VDSL networks.  Each can be software configured to support DSLAM or CPE emulation.

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

We primarily sell our DSL test and diagnostic software products to telephone companies, network equipment suppliers, and OEM suppliers.

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

Develop intellectual property for signal processing and communications applications.  Over the past 20 years, we have developed a broad portfolio of intellectual property assets including trade secrets, copyrighted materials, and US and foreign patents. We have pioneered the development of core technologies for signal processing and communications applications that address various industries, including biometrics and DSL.  We actively promote our technologies at certain standards bodies.  We are also involved in licensing and selling our patents as a means to commercialize our technology.

Research and Development

Our research and development activities are focused primarily on improving core technologies in communications and imaging and product developments in DSL test, biometrics and medical imaging.

Our biometrics and imaging engineering activities are focused on improving software product functionality and broadening our exposure to biometrics, medical and digital imaging applications. During 2010, we further improved the functionality in our software components for PIV and fingerprint enrollment applications, as well as in our BioSP server-based software platform.

Our DSL test and diagnostics engineering activities involve improving the functionality of our DSL test and diagnostics hardware and software products to support phone company requirements for pre-qualifying, monitoring and troubleshooting advanced DSL services, including VDSL2 networks and IPTV deployments.  During 2010, we focused on improvements to our LDP server-based software platform for DSL test and diagnostic applications and introduced new hardware modules.

As of December 31, 2010, we had an engineering staff of 51 employees, representing 61% of our total employee staff.  During the years ended December 31, 2010, 2009, and 2008, research and development expenses charged to operations were $8.1 million, $11.9 million, and $13.2 million, respectively.  In addition, because we provide engineering development services to our customers, a portion of our total engineering costs has been allocated to cost of contract revenue.  We expect that we will continue to invest substantial funds in research and development activities.

Sales and Marketing

Our sales and marketing strategy varies by product line as follows:

Biometrics & Imaging - We sell our biometrics and imaging software products and professional services either: i) through an OEM channel; or ii) directly to the federal government and/or its agencies.

DSL Test & Diagnostics - We sell our DSL test and diagnostics hardware products primarily through an OEM channel.  We sell our DSL test and diagnostics software products either: i) through an OEM channel; or ii) directly to telephone companies. In the future, we may also sell software products through partners, such as value added resellers.

Patent Licensing - We sell patents or license patent rights directly to third parties. Decisions involving patent transactions are typically made at senior levels within a prospective customer’s organization, and therefore we rely on presentations by our senior management to make such sales or licenses.

As of December 31, 2010, there were 8 employees in our biometrics and digital imaging software sales and marketing organization, 5 employees in our DSL test and diagnostics sales and marketing organization, and no full-time employees in our patent licensing sales and marketing organization.

We had no biometrics and imaging customers that represented more than 10% of our total revenue in 2010 or 2009.  In 2008, we derived approximately 10% of our total revenue from Technology Management Group, Inc. (“TMG”).

We had no DSL test and diagnostics customers that represented more than 10% of our total revenue in 2009 or 2008.  In 2010, we derived approximately 11% of our total revenue from JDSU.

We had no patent licensing customers that represented more than 10% of our total revenue in 2010 and 2009.  In 2008, we derived approximately 28% of our total revenue from Daphimo Co. B.V. LLC (“Daphimo”) for the sale of patents related to communications technology.

After the sale of our DSL silicon IP assets to Lantiq in 2009, Lantiq and Ikanos continued to sell integrated circuits based upon our licensed DSL technology.  Neither customer represented more than 10% of our total revenue in 2010. Prior to the sale to Lantiq, we derived approximately 19% and 12% of our total revenue from Infineon in 2009 and 2008, respectively.

All revenue in 2010, 2009, and 2008 was derived from unaffiliated customers.

Competition

The markets for our biometrics and imaging software products and services are competitive and uncertain. We can give no assurance that the biometrics industry will grow.  We can give no assurance that our products and services will succeed in the market.  We can give no assurance that we will be able to compete effectively or that competitive pressures will not seriously harm our business.

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

Our biometrics and imaging and DSL test and diagnostics competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than we do.   We can give no assurance that our OEM customers will continue to purchase products from us or that we will be able to compete effectively or that competitive pressures will not seriously harm our business.

Patents and Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights.  We have an active program to protect our proprietary technology through the filing of patents.  As of December 31, 2010, we had approximately 185 U.S. and  foreign patents, and approximately 271 pending patent applications pertaining to communications and signal processing technologies, including DSL, test and diagnostics, biometrics and medical imaging, image compression, video compression, and seismic data compression.

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

Manufacturing

We rely primarily on one third party contract manufacturer to assemble and test substantially all of our DSL hardware products.  If this company were to terminate its arrangement with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms.  Although we make reasonable efforts to ensure that our contract manufacturer performs to our standards, our reliance on a single source limits our control over quality assurance and delivery schedules. Defects in workmanship, unacceptable yields, and manufacturing disruptions and difficulties may impair our ability to manage inventory and cause delays in shipments and cancellation of orders that may adversely affect our relationships with current and prospective customers.  As a result, our revenues and operating results may be harmed.

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

Employees

At December 31, 2010, we employed 83 people, including 51 in engineering, 15 in sales and marketing, 3 in manufacturing and 14 in finance and administration.  Of these employees, 79 were based in Massachusetts.  None of our employees is represented by a labor union.  We consider our employee relations to be good.

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

ITEM 1A.  RISK FACTORS

Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in this section, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-K could materially and adversely affect our business.  We assume no obligation to update any forward-looking statements.  Further, there can be no assurance that Aware will engage in any strategic transaction concerning its patent licensing operations, the form that any such transaction might take, or the timing of any such transaction.

GENERAL BUSINESS RISKS

Our Quarterly Results are Unpredictable and May Fluctuate Significantly

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter-to-quarter due to the unpredictably of our revenue components.

It is difficult for us to make accurate forecasts of product revenue.  Product revenue consists of sales of test and diagnostics hardware and software as well as biometrics and imaging software. Sales of hardware and software products fluctuate based upon demand by our customers and is difficult to predict. We generally ship customer orders as we receive them, and, therefore, we have no meaningful backlog of product orders.  Since our product revenue includes sales of hardware products which typically have lower gross margins than our other sources of revenue, product gross margins and overall profitability are also difficult to predict.

Contract revenue is also unpredictable.  Making accurate predictions regarding the timing of contract revenue from new and existing customers is difficult.

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

Our business is subject to a variety of risks, which could materially adversely affect quarterly and annual operating results, including:

●	market acceptance of our hardware and software products;
●	fluctuations in the demand for our hardware and software products;
●	competitive pressures resulting in lower software or hardware product revenues;
●	the loss of a significant OEM customer relationship;
●	the loss by one of our OEM customers of one of its significant customers;
●	the termination of a significant professional services project by a customer;
●	announcements or introductions of new technologies or products by us or our competitors;
●	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
●	failures or problems in our hardware or software products;
●	pricing pressure from our competitors in the markets in which we compete;
●	delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
●	personnel changes, particularly those involving engineering, technical, sales and marketing personnel;
●	costs associated with protecting our intellectual property;
●	the potential that customers could fail to make payments under their agreements with us;

●	hardware manufacturing issues, including yield problems in our hardware platforms, and inventory buildup and obsolescence;
●	product gross margins may be affected by various factors including, but not limited to, product mix, product life cycle, and provisions for excess and obsolete inventory;
●	new laws, changes to existing laws, or regulatory developments; and
●	general economic trends and other factors.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful.  You should not rely on our quarterly revenue and operating results to predict our future performance.

We Have Experienced Net Losses

We had operating and net losses in 2001, 2002, 2003, 2004, and 2005, and operating losses in 2006, 2007, 2009, and 2010.  We may experience losses in the future if:

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

Our Intellectual Property is Subject to Limited Protection

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success.  We regard our technology as proprietary. Our patent portfolio includes approximately 185 U.S. and foreign patents as well as approximately 271 pending patent applications.  We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

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

Our Business May Be Adversely Affected By Our Use of Open Source Software

The software industry is making increasing use of open source software in the development of products. We also integrate certain open source software components from third parties into our software. Open source licenses may require that the software code in those components or the software into which they are integrated be freely accessible under open source terms. While we take precautions to protect open source software, we cannot exclude the possibility that third-party claims may require us to make freely accessible under open source terms a product of ours or non-Aware software upon which we depend. If we were required to make our software freely available, our business could be seriously harmed.

Our Business May Be Affected by Government Regulations

Extensive regulation by federal, state, and foreign regulatory agencies could adversely affect us in ways that are difficult for us to predict. In addition, our business may also be adversely affected by: i) the imposition of tariffs, duties and other import restrictions on components we purchase from non-domestic suppliers; or ii) by the imposition of export restrictions on products we sell internationally. Changes in current or future laws or regulations, in the United States or elsewhere, could seriously harm our business.

Adverse Economic Conditions Could Harm Our Business

Unfavorable changes in economic conditions, including recessions, inflation, turmoil in financial markets, or other changes in economic conditions, could harm our business, results of operations, and financial conditions as a result of:
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

We are unable to predict the timing, duration, and severity of any such adverse economic conditions in the U.S. and other countries, but the longer the duration, the greater the risks we face in operating our business.

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

Our Stock Price May Be Extremely Volatile

Volatility in our stock price may negatively affect the price you may receive for your shares of common stock and increases the risk that we could be the subject of costly securities litigation.  The market price of our common stock has fluctuated substantially and could continue to fluctuate based on a variety of factors, including:

●	quarterly fluctuations in our operating results;
●	changes in future financial guidance that we may provide to investors and public market analysts;
●	changes in our relationships with our customers;
●	announcements of technological innovations or new products by us, our customers or our competitors;
●	changes in DSL or biometrics market growth rates as well as investor perceptions regarding the investment opportunity that companies participating in the DSL or biometrics industry afford them;
●	changes in earnings estimates by public market analysts;
●	key personnel losses;
●	sales of our common stock;
●	our stock repurchase activities;
●	corporate actions we may initiate, such as spin-offs or other corporate reorganizations; and
●	developments or announcements with respect to industry standards, patents or proprietary rights.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.

BIOMETRICS & IMAGING PRODUCT LINE RISKS

Our Biometrics & Imaging Product Line Faces Intense Competition

The markets for our biometrics and imaging products and services are competitive and uncertain. Many of our biometric software competitors have significantly greater financial, technological, marketing and personnel resources than we do. We also face intense competition from internal development teams within potential customers.  We must convince potential customers to purchase products and services from us rather than develop software or perform services internally.  Furthermore, customers, who have already purchased from us, may choose to stop purchasing our software and develop their own software.

In addition, announcements or introductions of new technologies or products by our competitors may adversely affect our business.

Biometrics & Imaging Software Business Risks

Our biometrics and imaging software business is subject to a variety of additional risks, which could materially adversely affect our revenue and operating results, including:

●	market acceptance of our biometric and imaging technologies and products;
●	changes in contracting practices of government or law enforcement agencies;
●	the failure of the biometrics market to experience continued growth;
●	delays or problems in the introduction or performance of enhancements or of future generations of our technology;
●	failures or problems in our biometrics and imaging software products;
●	delays in the adoption of new industry biometric standards or changes in market perception of the value of new or existing standards;
●	growth of proprietary biometric systems which do not conform to industry standards;
●	competitive pressures resulting in lower software product revenues;
●	the availability of free open source software that competes with our software products;
●	personnel changes, particularly those involving engineering, technical and sales and marketing personnel;
●	costs associated with protecting our intellectual property;
●	litigation by third parties for alleged infringement of their proprietary rights;
●	the potential that customers could fail to make payments under their current contracts;
●	new laws, changes to existing laws, or regulatory developments; and
●	general economic trends and other factors.

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

DSL TEST & DIAGNOSTICS PRODUCT LINE RISKS

Our DSL Test and Diagnostics Business Depends Upon a Limited Number of Customers, Therefore We Derive Revenue from a Small Number of Customers

There are a relatively limited number of OEM suppliers and service providers to which we can sell our DSL test and diagnostics products in a manner consistent with our business model. In 2010, we derived approximately 11% of our total revenue from JDSU, a test and diagnostics customer.  No single test and diagnostics customer represented more than 10% of our total revenue in 2008 and 2009, although several customers contributed more than 5%, but less than 10% of our total revenue in those years.

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

The Success of Our DSL Test and Diagnostics Products Depends On Our Ability to Develop Commercially Viable Products in a Timely Fashion

Our success in developing and introducing, new and enhanced test and diagnostics products depends on the ability of our engineering organization to design and develop such products.   Because of the complexity of our hardware and software products, it may take us a significant amount of time to develop new products. Moreover, such products must be commercially viable in terms of their features and pricing. If we cannot successfully introduce new commercially viable products on a timely basis, our DSL test and diagnostics business could be seriously harmed.

If Our Test and Diagnostics Hardware Products Have Quality Problems, Our Business Could Be Harmed

If our test and diagnostics hardware products have actual or perceived reliability, quality, functionality or other problems, we may suffer reduced orders, higher manufacturing costs, inability to recognize revenue, delays in collecting accounts receivable and higher service, support and warranty expenses or inventory write-offs, among other effects. We believe that the acceptance, volume production, timely delivery and customer satisfaction of our test and diagnostics hardware products is important to our future financial results. As a result, any inability to correct any technical, reliability, parts shortages or other difficulties or to manufacture and ship our test and diagnostics products on a timely basis meeting customer requirements could damage our relationships and reputation with current and prospective customers, which would harm our revenues and operating results.  Any product problems that may require repair or replacement may adversely affect our customer and/or vendor relationships and have an impact on support costs, warranty reserves, or inventory reserves, among other effects.

If Our Test and Diagnostics Software Products Have Other Quality Problems, Our Business Could Be Harmed

If our test and diagnostics software products have actual or perceived reliability, quality, functionality or other problems, we may suffer reduced orders, inability to recognize revenue, delays in collecting accounts receivable, higher service costs, and higher support and related costs among other effects. We believe that the acceptance, timely delivery and customer satisfaction of our test and diagnostics software products is important to our future financial results. As a result, any inability to correct any technical, reliability, or other difficulties or to deliver our test and diagnostics software products on a timely basis meeting customer requirements could damage our relationships and reputation with current and prospective customers, which would harm our revenues and operating results.

We are Dependent On a Single Source Contract Manufacturer for the Manufacture of Our DSL Hardware Products, the Loss of Which Would Harm Our Business

We currently depend primarily on one contract manufacturer to manufacture our DSL hardware products. If this company were to terminate its arrangement with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms.  Although we make reasonable efforts to ensure that our contract manufacturer performs to our standards, our reliance on a single source limits our control over quality assurance and delivery schedules. Defects in workmanship, inadequate yields, and manufacturing disruptions and difficulties may impair our ability to manage inventory and cause delays in shipments and cancellation of orders that may adversely affect our relationships with current and prospective customers.  As a result, our test and diagnostics business could be harmed.

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

PATENT LICENSING PRODUCT LINE RISKS

Our Ability to Obtain, Sell, License, or Enforce Patents Could be Affected by New Laws, Regulations or Rules

We intend to continue to pursue the license, sale or enforcement of patents in our patent portfolio.  Our patent portfolio includes approximately 185 U.S. and foreign patents as well as approximately 271 pending patent applications. We also have an active program to protect our proprietary technology through the filing of additional patents. New laws, regulations or rules implemented either by Congress, the United States Patent and Trademark Office, foreign patent offices, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders could significantly increase our expenses related to patent prosecution or decrease revenues associated with our patents.  While we are not aware that any such changes are likely to occur in the foreseeable future, we cannot assure you that such changes will not occur.

DSL SILICON IP LICENSING PRODUCT LINE RISKS

We Sold Substantially All of the Assets of Our DSL Silicon IP Licensing Product Line, And This Product Line Will No Longer Contribute Meaningful Contract Revenue

In November 2009, we sold substantially all of the assets associated with our DSL and home networking licensing product line to Lantiq for $6.75 million. Lantiq is a fabless semiconductor company that was spun out of Infineon. Prior to the spinout, Infineon was our largest DSL licensing customer. The sale included: i) our DSL and home networking technology products; ii) certain patents and patent applications related to these technologies; and iii) a group of 41 engineers and the equipment used by those engineers.

As a result of the sale, we will not be licensing DSL silicon IP to semiconductor customers for the foreseeable future, nor will we be deriving DSL contract revenue from either Infineon or Lantiq.  In 2009 and 2008, we derived approximately 19% and 12% of our total revenue from Infineon, including contract revenue and royalties.  In 2010, we derived approximately 7% of our total revenue from Lantiq for royalties only.

We Continue to Receive Royalty Revenues After the Sale to Lantiq; However Future Royalty Revenue May Decline Because of Factors That Are Beyond Our Control

Under the terms of our agreements with Lantiq, we continue to receive royalties for DSL chipsets Lantiq sells. We also expect to continue to derive royalties and a minimal amount of contract revenue from Ikanos as our agreement with Ikanos remains in effect after the sale to Lantiq. Future royalties we may receive from Lantiq and Ikanos are influenced by factors that are beyond our control, including:

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

2.	578 square feet of office space in Orinda, California. This facility is currently leased for a 3-year term, which expires on September 30, 2013.

ITEM 3.   LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business.  We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE.  The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated from January 1, 2009 to December 31, 2010.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
High	$2.95	$2.72	$2.70	$3.00
Low	2.31	2.08	2.04	2.57

2009
High	$2.35	$2.99	$3.02	$2.90
Low	1.60	1.83	2.25	1.94

As of February 4, 2011, we had approximately 125 shareholders of record.  This number does not include shareholders from whom shares were held in a “nominee” or “street” name.  We have never paid cash dividends on our common stock and we anticipate that we will continue to reinvest any earnings to finance future operations.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2010.

Performance Graph

The following performance graph compares the performance of Aware’s cumulative stockholder return with that of a broad market index, the Nasdaq Composite Index, and a published industry index, the RDG Technology Composite Index.  The cumulative stockholder returns for shares of Aware’s common stock and for the market and industry indices are calculated assuming $100 was invested on December 31, 2005.  Aware paid no cash dividends during the periods shown.  The performance of the market and industry indices is shown on a total return, or dividends reinvested, basis.

	Value of Investment ($)
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Aware, Inc.	$100.00	$119.78	$94.38	$42.02	$62.92	$63.82
Nasdaq Composite Index	100.00	111.74	124.67	73.77	107.12	125.93
RDG Technology Composite	100.00	109.07	125.31	71.12	114.36	129.26

ITEM 6.  SELECTED FINANCIAL DATA

In the table below, we provide you with our selected consolidated financial data.  We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2010, 2009, 2008, 2007, and 2006. When you read this selected financial data, it is important that you read it along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our historical consolidated financial statements, and the related notes to the financial statements, which can be found in Item 8.

Year ended December 31,	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Statements of Operations Data
Revenue	$23,560	$22,042	$30,517	$26,437	$24,056
Income (loss) from operations	(333)	(5,482)	629	(1,830)	(399)
Gain on sale of assets	-	6,230	-	-	-
Net income	180	982	1,776	160	1,034
Net income per share – basic	$0.01	$0.05	$0.08	$0.01	$0.04
Net income per share – diluted	$0.01	$0.05	$0.07	$0.01	$0.04

Balance Sheet Data
Cash and short-term investments	$39,949	$39,669	$45,516	$38,055	$37,834
Working capital	43,818	42,209	47,288	45,031	41,372
Total assets	53,400	51,454	57,546	56,383	54,586
Total liabilities	3,517	3,094	3,023	3,147	3,216
Total stockholders’ equity	49,883	48,360	54,523	53,236	51,370

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2010	2009	2008
Product sales	80%	70%	46%
Contract revenue	9	21	48
Royalties	11	9	6
Total revenue	100	100	100

Costs and expenses:
Cost of product sales	19	13	8
Cost of contract revenue	3	13	14
Research and development	34	54	43
Selling and marketing	18	22	16
General and administrative	27	23	17
Total costs and expenses	101	125	98

Income (loss) from operations	(1)	(25)	2

Gain on sale of assets	-	28	-
Other income	2	-	-
Interest income	-	1	4

Income before provision for income taxes	1	4	6
Provision for income taxes	-	-	-
Net income	1%	4%	6%

Summary of Operations.  We have been a supplier of signal processing and digital communications technology for imaging and telecommunications applications since the early 1990s. Presently, our business operations are focused along three product lines: i) biometrics and imaging; ii) DSL test and diagnostics; and iii) patent licensing.  Prior to November 2009, we were also a supplier of DSL silicon intellectual property to the semiconductor industry.

Biometrics & Imaging. Our biometrics products consist of software and services used in biometric systems, and our imaging products consist of software used primarily in medical imaging applications.  Biometrics systems are used in applications such as criminal justice, border control, national defense, secure credentialing, access control and background checks. We typically sell our biometrics software and services to: i) OEMs that incorporate our products into their biometrics hardware and software systems; and ii) government agencies that are deploying biometrics systems.  Our imaging software is primarily sold to OEMs that incorporate our software into their medical imaging products.

DSL Test & Diagnostics. Our test and diagnostics products consist of DSL hardware and software products that are used by telephone companies to improve the quality of their DSL service offerings. Our test and diagnostics hardware products are typically sold to OEMs that incorporate our modules into their automated testhead and handheld test equipment. Our OEM customers sell their equipment to telephone companies.  We sell our test and diagnostics software products through OEMs and directly to telephone companies.

Patent Licensing.  The objective of our patent licensing operations is to develop patents and to license or sell them to third parties interested in acquiring such patent rights. In September 2010, we announced plans to pursue a spin-off of our patent licensing operations. The spin-off would allow the spun-off entity to focus on patent licensing operations and for Aware to focus on being a supplier of biometrics and imaging software and DSL test and diagnostics products. As of the date of this report, our board is reviewing strategic options with respect to our patent licensing operations, including a potential spin-off.

DSL Silicon Intellectual Property.  In November 2009, we completed a transaction in which we sold substantially all of the assets associated with our DSL silicon intellectual property product line to Lantiq Deutschland GmbH (“Lantiq”) for $6.75 million. Lantiq is a fabless semiconductor company that was spun out of Infineon Technologies AG (“Infineon”), our largest DSL silicon customer at that time. The sale included: i) our DSL and home networking technology assets; ii) certain patents and patent applications related to those technology assets; iii) a group of 41 engineers; and iv) lab and computer equipment used by the transferred engineers.  Other significant terms of the sale were: i) Lantiq’s royalty obligations to Aware continued after the sale; ii) we agreed not to offer DSL or home networking silicon IP products for the foreseeable future; iii) we subleased certain office and lab space to Lantiq at our main facilities in Bedford, Massachusetts; and iv) Aware and Lantiq continued to cooperate with one another with respect to embedded wire line diagnostics technology and products.

As a result of the Lantiq sale, silicon IP development and licensing is no longer a material part of our business. However, we continue to provide a minor amount of engineering support services to Ikanos and we continue to receive royalties from Lantiq and Ikanos for the use of our DSL silicon IP in their DSL chipsets.

Summary of Financial Results. For the year ended December 31, 2010, we had net income of $180,000, or $0.01 per share, in accordance with generally accepted accounting principles (“GAAP”).  GAAP net income in 2010 compares to GAAP net income of $982,000, or $0.05 per share, for the year ended December 31, 2009.  Annual results for 2010 and 2009 compare to net income of $1.8 million, or $0.07 per share, for the year ended December 31, 2008.

There was a significant improvement in operating earnings in 2010 compared to 2009, although GAAP net income declined. Net income for the year ended December 31, 2009 included a $6.2 million gain on the sale of assets, which was the primary reason for our profitability in 2009. However, on an operating basis, we lost $5.5 million in 2009, which compares to an operating loss of $333,000 in 2010. The $5.1 million improvement was primarily attributable to: i) the cessation of operating losses from our DSL Silicon IP product line as a result of the sale to Lantiq in 2009, and ii) improved profitability in our DSL test & diagnostic product line. These factors were partially offset by increased legal spending for patents and the proposed spin-off of our patent licensing operations.

Non-GAAP Information. The Company also uses non-GAAP information internally to evaluate its operating performance and believes these non-GAAP measures are useful to investors as they provide additional insight into the underlying operating results. Our non-GAAP net income (loss) excludes the effect of stock-based compensation expense.

Non-GAAP net income for the year ended December 31, 2010, excluding the effect of $1.5 million of stock-based compensation, was $1.7 million, or $0.08 per diluted share.  Non-GAAP net income in 2010 compares to: i) non-GAAP net income for the year ended December 31, 2009, excluding the effect of $1.7 million of stock-based compensation, of $2.7 million, or $0.13 per diluted share; and ii) non-GAAP net income for the year ended December 31, 2008, excluding the effect of $1.5 million of stock-based compensation, of $3.3 million, or $0.14 per diluted share.

A reconciliation of GAAP to non-GAAP results is set forth in the table below (in thousands, except for per share amounts):

	Years ended December 31,
	2010	2009	2008
GAAP net income	$180	$982	$1,776
Stock-based compensation	1,495	1,737	1,505
Non-GAAP net income	$1,675	$2,719	$3,281

	Years ended December 31,
	2010	2009	2008
GAAP net income per share	$0.01	$0.05	$0.07
Stock-based compensation per share	0.07	0.08	0.07
Non-GAAP net income per share	$0.08	$0.13	$0.14

Product Sales

Product sales consist primarily of revenue from the sale of hardware and software products.  Hardware products consist primarily of DSL test and diagnostics modules. Software products consist of software products, including maintenance contracts, for biometrics, medical imaging, and DSL test and diagnostics applications.

Product sales increased 23% from $15.4 million in 2009 to $18.9 million in 2010.  As a percentage of total revenue, product sales increased from 70% in 2009 to 80% in 2010. The dollar increase in product sales was primarily due to a $3.7 million increase in revenue from the sale of test and diagnostic hardware and software, which was partially offset by a $0.2 million decrease in revenue from the sale of biometrics software.  The $3.7 million increase in revenue from the sale of test and diagnostic products was mainly attributable to: 1) a $1.2 million increase in software revenue as a result of the sale of our LDP software to two European telephone companies; and 2) a $2.5 million increase in hardware revenue, which was driven by: i) sales to an OEM customer selling handheld test devices into large telephone companies, and ii) the introduction of new products.  The $0.2 million decrease in revenue from the sale of biometrics software was primarily due to fewer larger-sized sales to individual customers in 2010 as compared to the prior year.

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

The Lantiq transaction has not affected product sales in 2010 nor do we expect that it will in the future.

Contract Revenue

Contract revenue primarily consists of: i) engineering service fees from professional services contracts related to our biometrics and DSL test and diagnostics product lines; ii) engineering service fees from DSL silicon contracts for engineering support; and iii) patent fees from the license or sale of patents.

Contract revenue decreased 57% from $4.6 million in 2009 to $2.0 million in 2010.  As a percentage of total revenue, contract revenue decreased from 21% in 2009 to 9% in 2010.  The contract revenue dollar decrease was primarily due to a $2.9 million reduction of contract revenue from DSL silicon contracts as a result of the sale of our DSL silicon IP product line to Lantiq in November 2009.  The decrease in contract revenue from DSL silicon contracts was partially offset by a $0.3 million increase in contract revenue from patent licensing activities.

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

We expect that any contract revenue from DSL silicon contracts will be minimal in future periods as a result of the sale of our DSL silicon IP product line to Lantiq.  Moreover, we will not be pursuing new silicon IP licensing customers for DSL or home networking applications in the foreseeable future.  Potential sources of future contract revenue include revenue from i) biometrics professional services contracts; ii) DSL test and diagnostic professional services contracts; and iii) patent fees from the license or sale of patents.  We have publicly announced that our board is reviewing strategic options with respect to our patent licensing operations, including a potential spin-off, which could minimize future patent fees.

Royalties

Royalties consist of royalty payments we receive under DSL silicon contracts.  We receive royalties from DSL silicon customers for the right to incorporate our silicon IP in their DSL chipsets.

Royalties increased 29% from $2.1 million in 2009 to $2.7 million in 2010.  As a percentage of total revenue, royalties increased from 9% in 2009 to 11% in 2010.  The dollar increase in royalties was due to a $0.6 million increase in DSL royalties from Lantiq and Ikanos.

Royalties increased 12% from $1.8 million in 2008 to $2.1 million in 2009.  As a percentage of total revenue, royalties increased from 6% in 2008 to 9% in 2009.  The dollar increase in royalties was due to a $0.3 million increase in DSL royalties from Infineon and Ikanos.

Our royalty revenue currently comes predominantly from ADSL chipset sales by Ikanos and ADSL and VDSL chipset sales by Lantiq (formerly Infineon). The Lantiq transaction did not alter the royalty obligations of Ikanos or Lantiq, which we expect to continue per the existing agreements with those parties. We remain uncertain as to whether these licensees will be able to maintain their market shares and chipset prices in the face of intense competition, and whether our relationships with them will contribute meaningful royalties to us in the future.  Also, as a result of the Lantiq transaction, we will not be pursuing new silicon intellectual property licensing customers for DSL or home networking applications in the foreseeable future.

Cost of Product Sales

Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.

Cost of product sales increased 51% from $2.9 million in 2009 to $4.4 million in 2010.  As a percentage of product sales, cost of product sales increased from 19% in 2009 to 23% in 2010, which resulted in gross margins on product sales decreasing from to 81% to 77%. The dollar increase in cost of product sales in 2010 was primarily attributable to a $2.5 million increase in hardware product sales. The decrease in gross margins on product sales was primarily due to a lower proportion of software sales in the product sales mix.

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

Cost of Contract Revenue

Cost of contract revenue consists of: i) an allocation of internal engineering costs to customer contracts that is based on hours worked on each contract by Aware engineers; and ii) direct costs for third party contractors and consultants who were temporarily engaged to work on specific customer contracts.

Cost of contract revenue decreased 75% from $2.9 million in 2009 to $0.7 million in 2010.  As a percentage of contract revenue, cost of contract revenue decreased from 63% in 2009 to 36% in 2010, which resulted in gross margins on contract revenue increasing from 37% to 64%. The $2.2 million decrease in cost of contract revenue was almost entirely due to the loss of contract revenue from DSL silicon contracts as a result of the Lantiq sale. The increase in gross margins on contract revenue was due to a shift in contract revenue from DSL silicon contracts to more profitable non-DSL silicon contracts.

Cost of contract revenue decreased 31% from $4.2 million in 2008 to $2.9 million in 2009.  As a percentage of contract revenue, cost of contract revenue increased from 29% in 2008 to 63% in 2009, which resulted in gross margins on contract revenue decreasing from 71% to 37%. The $1.3 million decrease in cost of contract revenue was primarily due to lower contract revenue from biometrics professional services contracts.  The significant decrease in gross margins on contract revenue was due to: 1) no contract revenue from patent sales in 2009 as compared to $8.5 million of such revenue in 2008 (patent sales have had no associated cost of contract revenue); and 2) a decrease in contract revenue from biometrics professional services contracts.

Research and Development Expense

Research and development expense consists of costs for engineering personnel, including salaries, stock-based compensation, fringe benefits, consultants, contractors, supplies, equipment, depreciation, travel, and facilities.  Engineering costs are incurred to develop technology, products and patents related to our various product lines. As described in the cost of contract revenue section, engineering costs incurred to provide engineering services for customer contracts are allocated to cost of contract revenue, and are not included in research and development expense.

Research and development expense decreased 32% from $11.9 million in 2009 to $8.1 million in 2010.  As a percentage of total revenue, research and development expense decreased from 54% in 2009 to 34% in 2010.  The $3.8 million decrease in research and development expense was primarily due to a $4.4 million reduction of engineering expenses as a result of the sale of our DSL silicon IP product line to Lantiq, which was partially offset by slightly higher spending in our biometrics and test and diagnostics engineering organizations.

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

During the past year, our research and development activities have been focused primarily on developing biometrics and imaging software, and developing test and diagnostics hardware and software products.

Selling and Marketing Expense

Selling and marketing expense consists of costs for sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefit, travel, advertising and promotion, and facilities expenses.

Selling and marketing expense decreased 9% from $4.7 million in 2008 to $4.3 million in 2010.  As a percentage of total revenue, selling and marketing expense decreased from 21% in 2009 to 18% in 2010. The dollar decrease in selling and marketing expense is primarily due to lower headcount in our sales and marketing organization as well as lower stock-based compensation expenses.  Lower spending attributable to these factors was partially offset by higher spending on tradeshows.

Selling and marketing expense was $4.7 million in 2008 and 2009.  As a percentage of total revenue, selling and marketing expense increased from 16% in 2008 to 21% in 2009.  Level sales and marketing expenses in 2009 were the result of higher spending in our biometrics sales organization, which was offset by lower spending in our licensing sales organization.

Since the Lantiq transaction did not involve any of our sales and marketing personnel, the transaction had a minimal impact on 2010 expenses and we expect that it will have a minimal impact on future selling and marketing expense.

General and Administrative Expense

General and administrative expense consists of costs for administrative personnel and activities, including administrative salaries, management bonuses, director compensation, stock-based compensation, fringe benefits, legal fees, audit fees, public company expenses, bad debt, insurance, and facilities.

General and administrative expense increased 26% from $5.1 million in 2009 to $6.4 million in 2010.  As a percentage of total revenue, general and administrative expense increased from 23% in 2009 to 27% in 2010.  The dollar increase in general and administrative expense was mainly attributable to higher spending on: i) legal fees related to patents of $0.8 million; ii) legal fees related to the proposed spin-off of our patent licensing operations of $0.5 million, and iii) stock-based compensation of $0.2 million.

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

Gain on Sale of Assets

In 2009, we sold substantially all of the assets associated with our home networking and DSL technology to Lantiq for $6.75 million. We recorded a gain on the sale of assets of $6.2 million in the year ended December 31, 2009. The gain reflects $6.75 million of proceeds from Lantiq less the following items: i) the net book value of assets transferred to Lantiq; ii) the write-off of certain prepaid assets that had no economic value after the sale; and iii) transaction costs.

Other Income

We recorded $425,000 of other income in the year ended December 31, 2010. This amount represents proceeds from a legal settlement with a former customer.

Interest Income

Interest income decreased 62%, or $148,000, from $238,000 in 2009 to $90,000 in 2010.  The dollar decrease in interest income was primarily due to a continued decline in money market interest rates during 2010.

Interest income decreased 80%, or $0.9 million, from $1.2 million in 2008 to $0.2 million in 2009.  The dollar decrease in interest income was primarily due to a significant fall in money market interest rates during 2009.

Income Taxes

We are subject to income taxes in the United States and we use estimates in determining our provisions for income taxes. We account for income taxes using the asset and liability method for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

We made no provision for income taxes in the years ended 2010, 2009 and 2008, except for $2,000, $4,000, and $16,000 of state excise taxes paid in each year, respectively.

As of December 31, 2010, we had U.S. federal net operating loss carryforwards for income tax purposes of $51.0 million that expire beginning in 2012 and state net operating loss carryforwards of $11.3 million that expire beginning in 2011. We also had U.S. federal tax credits of $13.5 million that expire beginning in 2011 and state research and development credits of $7.3 million that expire beginning in 2011. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests, as defined.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in March 1986 until December 2007, we financed our activities primarily through the sale of stock. In 2010, 2009 and 2008, we purchased more of our stock than we issued.  In the year ended December 31, 2010, we spent $161,000 to purchase stock from employees in connection with an employee option exchange program. In the years ended December 31, 2009 and 2008, we spent $9.0 million and $2.4 million, respectively, to repurchase our stock under a Dutch auction tender offer and a share repurchase program. Cash used to repurchase stock in the years ended December 31, 2010, 2009, and 2008 was partially offset by net proceeds we received from the issuance of stock under employee stock plans of $9,000, $7,000, and $0.4 million, respectively.

In the years ended December 31, 2010 and 2008, our operating activities provided net cash of $0.7 million and $9.4 million, respectively.  In the year ended December 31, 2009, our operating activities used net cash of $3.4 million.

Cash provided by operations of $0.7 million in 2010 was primarily the result of net income of $0.2 million, which was increased for non-cash items related to depreciation and amortization of $0.5 million, and stock-based compensation expense of $1.5 million.  Cash provided by operations in 2010 was reduced by a $1.5 million increase in working capital items.

Cash used in operations of $3.4 million in 2009 was primarily the result of net income of $1.0 million, which was: i) decreased by a $6.2 million gain on the sale of assets; and ii) increased for non-cash items related to depreciation and amortization of $0.8 million, and stock-based compensation expense of $1.7 million.  Cash used in operations in 2009 was also increased by a $0.7 million increase of working capital items.

Cash provided by operations of $9.4 million in 2008 was primarily the result of net income of $1.8 million, which was increased for non-cash items related to depreciation and amortization of $0.9 million, and stock-based compensation expense of $1.5 million.  Cash provided by operations in 2008 was also increased by a $5.2 million reduction of working capital items.

In the years ended December 31, 2010, 2009, and 2008, we made capital expenditures of $0.1 million, $0.2 million, and $0.4 million, respectively.  Capital expenditures in all three years primarily consisted of spending on computer hardware and software and laboratory equipment used principally in engineering activities.  We have no material commitments for capital expenditures.

In the year ended December 31, 2009, we received net proceeds from the sale of our DSL silicon intellectual property product line of $6.7 million.

At December 31, 2010, we had cash and cash equivalents of $39.9 million.  While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

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

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity.  The following represents our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$49	$18	$31	$-	$-
Purchase orders	699	699	-	-	-
Total	$748	$717	$31	$-	$-

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, stock-based compensation, income taxes, inventories, and the allowance for doubtful accounts to be critical policies.

Revenue recognition.  We derive revenue from three sources (i) product revenue, which includes revenue from the sale of hardware and software products for the DSL test and diagnostics market and software products for the biometrics and imaging markets, (ii) contract revenue, which primarily includes engineering service fees from DSL silicon IP contracts, biometrics professional services contracts, and DSL test and diagnostics professional services contracts. Contract revenue also includes fees from patent sales and licenses, and (iii) royalties.

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

We must also make judgments with respect to the recognition of multiple element revenue arrangements in the following situations:

o
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

o
When engineering services and software licenses are sold together, the total fee is generally recognized by applying contract accounting.  We have adopted the percentage-of-completion method of contract accounting, and we use an output method (i.e., contract milestones) to determine our completion percentage.

o
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

Stock-Based Compensation.   We grant stock options and stock to our employees and directors.  We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the award using the straight-line basis.

We use the Black-Scholes valuation model to estimate the fair value of stock option awards. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield.

For stock awards, we determine the fair value of the award by using the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets.  Our deferred tax assets primarily relate to net operating losses and research and development tax credits that we are carrying forward into future tax periods.  As of December 31, 2010, we had a total of $41.8 million of deferred tax assets for which we had recorded a full valuation allowance.

We adopted the guidance related to uncertain tax positions on January 1, 2007. The implementation of this guidance did not materially affect our financial position or results of operations. At the date of adoption of January 1, 2007 and also at December 31, 2008, 2009, and 2010 we had no unrecognized tax benefits.  We recognize interest and penalties related to uncertain tax positions in income tax expense.

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

As of December 31, 2010, our cash and cash equivalents of $39.9 million were invested in money market accounts.  Due to the nature and short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of December 31, 2010, we had no investments that matured in more than twelve months.  We do not use derivative financial instruments for speculative or trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Aware, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Aware, Inc. and its subsidiary at December 31, 2010 and December 31, 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 11, 2011

AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$39,949	$39,669
Accounts receivable (less allowance for doubtful accounts of $30 in 2010 and 2009)	4,968	3,565
Inventories	1,863	1,113
Prepaid expenses and other current assets	235	363
Total current assets	47,015	44,710

Property and equipment, net	6,360	6,744
Other assets, net	25	-
Total assets	$53,400	$51,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$565	$327
Accrued expenses	118	127
Accrued compensation	1,143	1,202
Accrued professional	427	282
Deferred revenue	944	563
Total current liabilities	3,197	2,501

Long-term deferred revenue	320	593

Commitments and contingent liabilities (Note 8)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2010 and 2009; issued and outstanding, 20,041,863 in 2010 and 19,809,315 in 2009	200	198
Additional paid-in capital	77,373	76,032
Accumulated deficit	(27,690)	(27,870)
Total stockholders’ equity	49,883	48,360
Total liabilities and stockholders’ equity	$53,400	$51,454

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008

Revenue:
Product sales	$18,914	$15,376	$14,022
Contract revenue	1,992	4,611	14,658
Royalties	2,654	2,055	1,837
Total revenue	23,560	22,042	30,517

Costs and expenses:
Cost of product sales	4,362	2,887	2,589
Cost of contract revenue	714	2,896	4,180
Research and development	8,096	11,920	13,171
Selling and marketing	4,283	4,707	4,739
General and administrative	6,438	5,114	5,209
Total costs and expenses	23,893	27,524	29,888

Income (loss) from operations	(333)	(5,482)	629
Gain on sale of assets	-	6,230	-
Other income	425	-	-
Interest income	90	238	1,163
Income before provision for income taxes	182	986	1,792
Provision for income taxes	2	4	16

Net income	$180	$982	$1,776

Net income per share – basic	$0.01	$0.05	$0.08
Net income per share – diluted	$0.01	$0.05	$0.07

Weighted average shares – basic	19,971	20,869	23,638
Weighted average shares – diluted	20,182	20,874	23,697

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$180	$982	$1,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	536	823	921
Provision for doubtful accounts	-	-	(25)
Stock-based compensation	1,495	1,737	1,505
Gain on sale of assets	-	(6,230)	-
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(1,403)	(1,353)	5,475
Inventories	(750)	542	(232)
Prepaid expenses and other current assets	128	131	110
Accounts payable	239	(139)	(473)
Accrued expenses	177	(377)	423
Deferred revenue	108	487	(74)
Net cash provided by (used in) operating activities	710	(3,397)	9,406

Cash flows from investing activities:
Purchases of property and equipment	(118)	(168)	(445)
Proceeds from sale of assets, net	(100)	6,661	-
Purchase of other assets	(60)	-	-
Sales of investments	-	-	38,743
Purchases of investments	-	-	(2,000)
Net cash provided by (used in) investing activities	(278)	6,493	36,298

Cash flows from financing activities:
Proceeds from issuance of common stock	9	7	363
Shares surrendered by employees to pay taxes related to unrestricted stock	(161)	-	-
Repurchase of common stock	-	(8,950)	(2,357)
Net cash used in financing activities	(152)	(8,943)	(1,994)

Increase (decrease) in cash and cash equivalents	280	(5,847)	43,710
Cash and cash equivalents, beginning of year	39,669	45,516	1,806

Cash and cash equivalents, end of year	$39,949	$39,669	$45,516

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2007	23,855	$239	$83,626	$(30,629)	$53,236

Exercise of common stock options	136	1	358		359
Repurchase of common stock	(712)	(7)	(2,350)		(2,357)
Issuance of common stock under employee stock purchase plan	2	-	4		4
Stock-based compensation expense	-	-	1,505		1,505
Net income				1,776	1,776

Balance at December 31, 2008	23,281	233	83,143	(28,853)	54,523

Exercise of common stock options	-	-	-		-
Repurchase of common stock	(3,500)	(35)	(8,915)		(8,950)
Issuance of unrestricted stock	25	-	60		60
Issuance of common stock under employee stock purchase plan	3	-	7		7
Stock-based compensation expense	-	-	1,737		1,737
Net income				982	982

Balance at December 31, 2009	19,809	198	76,032	(27,870)	48,360

Exercise of common stock options	1	-	1		1
Issuance of unrestricted stock under a stock option exchange program	178	2	-		2
Shares surrendered by employees to pay taxes related to unrestricted stock	(60)	(1)	(162)		(163)
Issuance of unrestricted stock	111	1	-		1
Issuance of common stock under employee stock purchase plan	3	-	7		7
Stock-based compensation expense	-	-	1,495		1,495
Net income				180	180

Balance at December 31, 2010	20,042	$200	$77,373	$(27,690)	$49,883

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

We are a leading supplier of products for the biometrics and Digital Subscriber Line (“DSL”) test industries. We sell software products for biometrics and imaging applications and hardware and software products for DSL test and diagnostics applications. We sell our software products for biometrics, medical and digital imaging applications and professional services for biometrics primarily through an OEM sales channel. We sell our DSL test hardware and software products primarily through an OEM sales channel and directly to telephone companies. We also sell and/or license patents related to communications, signal processing, and compression technologies.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Aware, Inc. and its subsidiary.  All significant intercompany transactions have been eliminated.

Fair Value Measurements - The FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures for assets and liabilities measured at fair value in financial statements. We adopted these provisions on January 1, 2008.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  We had no available for sale investments as of December 31, 2010 or December 31, 2009.

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

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset.  If an impairment is indicated, the asset is written down to its estimated fair value.  The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time.  We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2010 and 2009.

Revenue Recognition – We recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

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

Contract revenue
Contract revenue primarily consists of: i) engineering service fees from biometrics and DSL test and diagnostics customers for professional services; ii) engineering service fees from DSL silicon customers for engineering support; and iii) patent fees from the license or sale of patents. Our specific revenue recognition policies for each source of contract revenue are as follows:

Engineering services fees from professional services contracts. Engineering services from professional services contracts are either sold separately or as part of a multiple element transaction.  When sold separately, we recognize contract revenue from these agreements as engineering services are performed or as contract milestones are achieved.  When engineering services are sold with other revenue elements, such as software licenses and/or maintenance contracts, our revenue recognition policy is as follows.

●
Services and software. When engineering services and software licenses are sold together, the total fee is generally recognized by applying contract accounting.  We have adopted the percentage-of-completion method of contract accounting, and we use an output method (i.e., contract milestones) to determine our completion percentage. The software license portion of the arrangement is classified as product sales and the engineering services portion is classified as contract revenue.

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

DSL silicon engineering services fees. In recent years, DSL silicon engineering services have been primarily sold separately. We recognize contract revenue from these agreements as engineering services are performed or as contract milestones are achieved.

Patent fees. We recognize revenue from patent fees upon delivery of patents, provided there are no significant post delivery obligations.

Royalties
Royalty revenue consists of royalties we receive under DSL silicon IP contracts with customers that have incorporated our intellectual property into their products. Since we cannot reasonably estimate royalty revenue, such revenue is generally recognized in the quarter in which a final report is received from a customer. Royalty reports are typically received in the quarter immediately following the quarter in which sales of royalty-bearing products occur. The terms of our agreements generally require customers to give notification to us and to pay royalties within 45 to 60 days of the end of each quarter.

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

Capitalization of Software Costs – We capitalize certain internally developed software development costs after technological feasibility of the product has been established.  No software costs were capitalized for the years ended December 31, 2010, 2009 and 2008, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2010 and 2009, we had cash and investments, in excess of federally insured deposit limits of approximately $39.7 and $39.6 million, respectively.

Concentration of credit risk with respect to net accounts receivable consists of $1.4 million, $0.4 million, $0.4 million, and $0.3 million with four customers, respectively, at December 31, 2010, and $0.9 million, $0.7 million, $0.3 million, and $0.2 million with four customers, respectively, at December 31, 2009

Stock-Based Compensation – We grant stock options and stock to our employees and directors.  We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the award using the straight-line basis.

We use the Black-Scholes valuation model to estimate the fair value of stock option awards. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield.

For stock awards, we determine the fair value of the award by using the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.  For the years ended December 31, 2010, 2009, and 2008, comprehensive income was not materially different from net income.

Advertising Costs – Advertising costs are expensed as incurred and were not material for 2010, 2009, and 2008.

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

In 2009, we recorded a gain on the sale of assets of $6.2 million. The gain reflects $6.75 million of proceeds less the following items: i) the net book value of assets transferred to Lantiq; ii) the write-off of certain prepaid assets that had no economic value after the sale; and iii) transaction costs. Included in the assets transferred to Lantiq were property and equipment, principally lab and computer equipment, which had a cost of $1.9 million and a net book value of $124,000.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         INVENTORIES

           Inventories consisted of the following at December 31 (in thousands):

	2010	2009
Raw materials	$966	$796
Finished goods	897	317
Total	$1,863	$1,113

5.         PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2010	2009
Land	$1,080	$1,080
Building and improvements	8,869	8,869
Computer equipment	1,190	1,272
Purchased software	193	257
Furniture and fixtures	811	820
Office equipment	207	209
Manufacturing equipment	76	76
Total	12,426	12,583
Less accumulated depreciation and amortization	(6,066)	(5,839)
Property and equipment, net	$6,360	$6,744

Depreciation expense amounted to $0.5 million, $0.8 million, and $0.9 million in each of the years ended December 31, 2010, 2009, and 2008, respectively.  In 2010 and 2009, we identified $275,000 and $58,000, respectively, of fully depreciated assets no longer in use, and retired the assets and related accumulated depreciation. In 2009, we also sold assets with a cost of $1.9 million and a net book value of $124,000 in connection with the Lantiq asset sale.

6.         INCOME TAXES

Deferred tax assets are attributable to the following at December 31 (in thousands):

	2010	2009
Federal net operating loss carryforwards	$16,977	$15,872
Research and development and other tax credit carryforwards	18,719	18,116
State net operating loss carryforwards	535	599
Capitalized research and development costs	3,018	4,719
Other	2,510	3,464
Total	41,759	42,770
Less valuation allowance	(41,759)	(42,770)
Deferred tax assets, net	$-	$-

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2010	2009	2008
Federal statutory rate	34%	34%	34%
State rate, net of federal benefit	8	9	4
Tax credits	(128)	(88)	(52)
Change in valuation allowance	(558)	30	8
State tax rate change	157	0	0
Non-qualified option cancellations and forfeitures	394	0	0
Nondeductible compensation expense	0	6	3
Prior year adjustment	5	0	0
Expiring NOLs and tax credits	84	8	4
Other	5	2	0
Effective tax rate	1%	1%	1%

At December 31, 2010, we had federal net operating loss (“NOL”) and research and development credit carryforwards of approximately $51.0 million and $13.5 million respectively, expiring in 2011 through various dates up through 2030.  In 2010, approximately $731,000 of NOLs and $15,000 of research and development credits expired unused.  Based on an analysis that we performed under Internal Revenue Code Section 382 on our NOLs generated for the period 1997 through 2010, we have not experienced a change in ownership as defined by Section 382, and, therefore, the NOLs are not currently under any Section 382 limitation.

For state purposes, we had state NOLs and research and development credit carryforwards of approximately $11.3 million and $7.3 million respectively, expiring in 2011 through various dates up to 2025.  In 2010, approximately $2.5 million of state NOLs expired unused and $31,000 research and development credits expired unused.

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

We did not record a provision for federal income taxes in 2010, 2009, and 2008 due to tax net operating losses and the uncertainty of the timing of profitability in future periods. However, in 2010, 2009 and 2008 we paid immaterial amounts of state excise taxes.

Gross deferred tax assets include cumulative deductions for stock options in excess of book expense of $63.1 million.  None of the benefit related to these options has been reflected in equity because we determined that it was more likely than not that such deferred tax assets may not be realized. Therefore, the portion of the deferred tax asset valuation allowance related to the tax benefit of these options must be recorded to equity, when the tax benefit is realized.  The estimated federal amount of this benefit is $23.1 million, and the estimated state amount is $2.0 for a total amount of $25.1 million.

We adopted the FASB’s guidance related to uncertain tax provisions on January 1, 2007. As a result of the implementation of this guidance, we recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 and also at December 31, 2009 and December 31, 2010, we had no unrecognized tax benefits.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.

7.         EQUITY AND STOCK COMPENSATION PLANS

At December 31, 2010, we have three stock-based compensation plans, which are described below:

Fixed Stock Option Plans – We have two fixed option plans.  Under our 1996 Stock Option Plan (“1996 Plan”), we were authorized to grant incentive stock options and nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. There were no shares available for grant under the 1996 Plan as of December 31, 2010.  Under our 2001 Nonqualified Stock Plan (“2001 Plan”), we are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock.  As of December 31, 2010, there were 3,561,956 shares available for grant under the 2001 Plan.

Under both plans, options are granted at exercise prices as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Our options generally vest over three to five years, although we have granted options that are 50% or fully vested on the date of grant.

The following table presents stock-based employee compensation expenses included in our consolidated statements of operations (in thousands):

	2010	2009	2008
Cost of product sales	$10	$10	$11
Cost of contract revenue	19	114	135
Research and development	337	521	611
Selling and marketing	98	293	186
General and administrative	1,031	799	562
Stock-based compensation expense	$1,495	$1,737	$1,505

Stock-based compensation expenses in the preceding table include expenses associated with grants of: i) stock options; ii) stock appreciation rights (SARs); and iii) unrestricted shares of our common stock.  The method used to determine stock-based compensation expense for each type of equity grant is described in the following paragraphs.

Stock Option and SAR Grants. For the years ended December 31, 2010, 2009, and 2008, we granted stock options for 0, 3,400, and 1,093,200 shares, respectively. For the year ended December 31, 2009, we also granted SARs to directors and officers representing 110,000 shares.  We estimate the fair value of stock options and SARs using the Black-Scholes valuation model. We believe this valuation model is appropriate for SARs, as well as stock options, as SARs share most of the characteristics of stock options.

The Black-Scholes valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options and SARs include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options and SARs granted in the years ended December 31, 2010, 2009 and 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specific assumptions used to determine the fair value of options granted during the years ended December 31, 2010, 2009 and 2008, using the Black-Scholes valuation model were:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

Expected term (1)	n/a	6.58-6.73 years	6.70-7.16 years
Expected volatility factor (2)	n/a	60-62%	51-54%
Risk-free interest rate (3)	n/a	1.76-2.47%	2.17-3.16%
Expected annual dividend yield	n/a	—	—

(1)	The expected term for each grant for the years ended December 31, 2009 and 2008 were determined based on the historical average term of grants issued over the past seven years.

(2)	The expected volatility for each grant is estimated based on an average of historical volatility over a period of time which we believe to be representative of our future volatility.

(3)	The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

We do not estimate our forfeiture rates as the actual forfeiture rate is known at the end of each reporting period due to the timing of our stock option vesting.

In the years ended December 31, 2010 and 2009, there were two stock option events that affected options outstanding and stock-based compensation expense:

In January 2010, we completed an employee option exchange program. Under the terms of the program, eligible rank and file employees had the right to exchange eligible vested and unvested stock options outstanding for shares of common stock. Exchange ratios for each eligible stock option were determined using the fair values of stock options and Aware’s common stock immediately prior to the initiation of the program. Employees exchanged 820,481 stock options for 178,314 shares of common stock.  Employees were also allowed to surrender a portion of their common stock in return for the Company paying withholding taxes related to their stock grants.  As a result of this provision, employees surrendered 60,659 shares of common stock and we paid approximately $161,000 of withholding taxes on their behalf. After the tax related share surrender, 117,655 net shares of common stock were issued to participating employees. The option exchange program had an insignificant impact on stock-based compensation expense for the year ended December 31, 2010.

In September 2009, the compensation committee of the board of directors approved an amendment to certain director and officer stock options that extended the period of time option holders have to exercise upon termination from the Company. This stock option modification resulted in a total non-cash stock-based compensation charge of approximately $282,000 of which $20,000 and $251,000, respectively was charged to expense in the years ended December 31, 2010 and 2009.  The remaining $11,000 of unamortized expense will be amortized to expense in 2011.

Unrestricted Stock Grants.  Our 2001 Plan permits us to grant unrestricted shares of stock to our directors, officers and employees. For the years ended December 31, 2010, 2009, and 2008, we awarded 575,443, 25,000, and 0 shares, respectively to eligible plan participants. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

The 2010 stock grant of 575,443 shares includes 102,040 shares granted to directors and 473,403 shares granted to officers and employees.  Shares granted to directors and one employee representing a total of 111,163 shares were issued to those individuals in 2010, which resulted in a stock-based compensation charge of $281,000 for the year ended December 31, 2010. All other shares granted to officers and employees representing a total of 464,280 shares were not issued in 2010. Such grants will be issued to grantees in four equal increments on December 31, 2010, June 30, 2011, December 31, 2011, and June 30, 2012; provided that grantees remain employed on each of those dates. The total stock-based compensation charge associated with the officer and employee grant is expected to be approximately $1.2 million and will be amortized to expense over the related two-year issuance period. We charged $293,000 of stock-based compensation expense related to the officer and employee grant in the year ended December 31, 2010. At December 31, 2010, unrecognized compensation expense related to this grant was approximately $878,000, which is expected to be recognized over a weighted-average period of 0.9 years.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2009, we issued 25,000 shares of unrestricted stock to an employee representing $60,000 of stock-based compensation expense. This expense was charged against gain on sale of assets in connection with the Lantiq transaction.

A summary of stock option and SAR transactions for our two fixed stock option plans for the years ended December 31, 2010, 2009, and 2008 are presented below:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,019,972	$4.42	7,538,993	$4.68	6,974,705	$4.84
Granted	-	-	113,400	2.51	1,093,200	3.57
Exercised	(625)	1.68	(187)	1.68	(136,158)	2.64
Forfeited or cancelled	(936,456)	5.09	(1,632,234)	5.48	(392,754)	5.13
Outstanding at end of year	5,082,891	$4.30	6,019,972	$4.42	7,538,993	$4.68

Exercisable at year end	4,750,409	$4.34	5,269,969	$4.51	6,059,397	$4.80

All options and SARs granted during the years ended December 31, 2009 and 2008 had exercise prices equal to the fair market value of our common stock on the date of grant, and the weighted average grant date fair values of options granted were $1.51 and $1.97, respectively.

At December 31, 2010, the weighted average remaining contractual term for total options and total options exercisable was approximately 4 years for each.

At December 31, 2010, the aggregate intrinsic value of options outstanding and options exercisable was zero for both as each group of options was out-of-the money by approximately $7.4 million and $7.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The aggregate intrinsic value of options exercised during the year ended December 31, 2010 was approximately $744.

The following table summarizes the stock options and SARs outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price

$0 to $2	5,750	$1.83	4.96	4,483	$1.84
$2 to $3	725,368	2.84	4.06	711,554	2.85
$3 to $4	2,278,961	3.41	4.55	2,011,585	3.38
$4 to $5	264,850	4.63	6.93	215,044	4.63
$5 to $6	260,962	5.08	3.86	260,743	5.08
$6 to $7	1,509,000	6.08	4.01	1,509,000	6.08
$7 to $10	38,000	7.75	0.46	38,000	7.75
	5,082,891	$4.30	4.38	4,750,409	$4.34

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, unrecognized compensation expense related to non-vested stock options and SARs was approximately $688,000, which is expected to be recognized over a weighted average period of 0.8 years.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period.  On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period.  There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period.  Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at any time by the employee and automatically ends on termination of employment.  A total of 350,000 shares of common stock have been reserved for issuance.  As of December 31, 2010 there were 126,379 shares available for future issuance under the ESPP Plan.  We issued 3,105, 3,176, and 2,362 common shares under the ESPP Plan in 2010, 2009, and 2008, respectively.

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

On June 1, 2010, our Board of Directors determined that it would be advisable to amend the Rights Agreement to exempt also, Susan Yang Stafford, the wife of John S. Stafford, Jr., and her affiliates and associates, from the definition of “Acquiring Person” in the Rights Agreement.  Accordingly, on June 1, 2010, we executed Amendment No. 2 to the Rights Agreement with Computershare Trust Company, N.A. to implement this amendment.

Share Repurchase Program - In August 2007, we announced a stock repurchase program to purchase up to $5.0 million of our common stock, subject to market conditions and other factors. In October 2008, we announced that the program had been amended to increase the total amount of common stock that may be repurchased from $5.0 million to $10.0 million and to extend the period of time that shares may be repurchased from December 31, 2008 to December 31, 2009. When the program ended on December 31, 2009, we had repurchased 721,131 shares of common stock at a total cost of $2.4 million.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2009, we announced a modified Dutch auction self-tender offer to purchase up to 3,500,000 shares, or approximately 15%, of our outstanding common stock (including the associated preferred share purchase rights), at a price in the range of $2.20 to $2.60 per share, for a maximum aggregate purchase price of approximately $9.1 million.  The terms of the tender offer also provided the right for us to purchase up to an additional 2% of our shares if the offer was oversubscribed. When the tender offer closed in April 2009, we repurchased 3,500,252 shares at $2.50 per share for a total cost of $9.0 million, including expenses.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments – We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997.  We conduct a portion of our activities in a leased facility in California under a non-cancelable operating lease that expires in 2013. The following is a schedule of future minimum rental payments (in thousands):

Year ended December 31,
2011	$18
2012	18
2013	13
Total minimum lease payments	$49

Rental expense was approximately $16,000, $13,000, and $21,000 in 2010, 2009 and 2008, respectively.

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

9.         BUSINESS SEGMENTS AND MAJOR CUSTOMERS
We manage the business as one segment and conduct our operations in the United States. We sell our products and technology to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2010	2009	2008
United States	$12,289	$12,235	$24,070
Germany	2,770	5,375	4,881
Rest of world	8,501	4,432	1,566
	$23,560	$22,042	$30,517

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The portion of total revenue that was derived from major customers was as follows:

	Year ended December 31,
	2010	2009	2008
Customer A	11%	4%	2%
Customer B	-%	19%	12%
Customer C	-%	4%	10%
Customer D	-%	-%	28%

10.	EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code.  Our contributions to the Plan are at the discretion of the Board of Directors.  Our contributions were approximately $239,000, $363,000, and $326,000 in 2010, 2009 and 2008, respectively.

11.	NET INCOME PER SHARE

Net income per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008

Net income	$180	$982	$1,776

Weighted average common shares outstanding	19,971	20,869	23,638
Additional dilutive common stock equivalents	211	5	59
Diluted shares outstanding	20,182	20,874	23,697

Net income per share – basic	$0.01	$0.05	$0.08
Net income per share – diluted	$0.01	$0.05	$0.07

For the years ended December 31, 2010, 2009 and 2008, options to purchase 4,936,391, 5,970,722, and 6,739,957 shares of common stock at weighted average exercise prices of $4.36, $4.44, and $4.89 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

12.      QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

The following table presents unaudited quarterly operating results for each of our quarters in the two-year period ended December 31, 2010 (in thousands, except per share data):

	2010 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$5,616	$4,971	$6,151	$6,822
Gross profit	4,508	4,057	4,709	5,210
Income (loss) from operations	5	(494)	(52)	208
Other income	-	325	100	-
Net income (loss)	22	(148)	76	230

Net income (loss) per share – basic	$0.00	$(0.01)	$0.00	$0.01
Net income (loss) per share – diluted	$0.00	$(0.01)	$0.00	$0.01

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,573	$5,764	$6,220	$5,486
Gross profit	3,152	3,812	4,646	4,649
Loss from operations	(2,253)	(1,646)	(1,163)	(419)
Gain on sale of assets	-	-	-	6,230
Net income (loss)	(2,131)	(1,586)	(1,133)	5,834

Net income (loss) per share – basic	$(0.09)	$(0.08)	$(0.06)	$0.29
Net income (loss) per share – diluted	$(0.09)	$(0.08)	$(0.06)	$0.29

Quarterly amounts may not sum to annual amounts due to rounding and dilution.

13.      SPIN-OFF PLANS

In September 2010, we announced plans to pursue a spin-off of our patent licensing operations. The spin-off would allow the spun-off entity to focus on patent licensing operations.  After the spin-off, Aware will continue as a supplier of test and diagnostics products and biometrics and imaging software.

In January 2011, we announced that our board was continuing to review strategic options with respect to our patent licensing operations, including a potential spin-off, but that no final decision had been made.

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts – Years ended December 31, 2010, 2009, and 2008
(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D	Col. E
		Additions
	Balance at	Charged to	Charged	Deductions	Balance
	Beginning	Costs and	to Other	Charged to	at End
	of Period	Expenses	Accounts	Reserves	of Period
Allowance for doubtful accounts receivable:
2010	$30	$-	$-	$-	$30
2009	$30	$-	$-	$-	$30
2008	$55	$(25)	$-	$-	$30

Inventory reserves:
2010	$1,137	$305	$-	$453	$989
2009	$738	$399	$-	$-	$1,137
2008	$409	$316	$13	$-	$738

Warranty reserves:
2010	$0	$-	$-	$-	$0
2009	$118	$-	$-	$118	$0
2008	$0	$118	$-	$-	$118

Deferred tax asset valuation allowance:
2010	$42,770	$-	$(1,011)	$-	$41,759
2009	$42,481	$-	$289	$-	$42,770
2008	$42,825	$-	$(344)	$-	$42,481

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2011 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2011 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2011 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2011 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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

4.5
Amendment No. 2 to Rights Agreement dated June 1, 2010 between Aware, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010 and incorporated herein by reference).

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
10.6*
Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors from and after May 21, 2008 (filed as Exhibit 10.8 to Company’s Form 8-K on May 22, 2008 and incorporated herein by reference)

10.7*
Form of Unrestricted Stock Award for outside directors of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.1 to Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).

10.8*
Form of Unrestricted Stock Award for officers of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.2 to Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).

10.9
Asset Purchase Agreement by and between Aware, Inc. and Lantiq Broadband Holdco, Inc. and Lantiq Deutschland GmbH dated October 14, 2009 (filed as Exhibit 10.8 to Company’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

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
Edmund C. Reiter, President and Chief Executive Officer

Date: February 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of February 2011.

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