Form 10-Q
period 2011-03-31
AWARE INC /MA/
filed 2011-04-27
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended March 31, 2011

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
Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of April 22, 2011:

         Class                                                                                                                                Number of Shares Outstanding
Common Stock, par value $0.01 per share                                                                                                           20,567,250 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets as of
	March 31, 2011 and December 31, 2010	3

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2011 and
	March 31, 2010	4

	Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2011 and
	March 31, 2010	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 6.	Exhibits	17

	Signatures	17

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$40,015	$39,949
Accounts receivable, net	6,120	4,968
Inventories	1,681	1,863
Prepaid expenses and other current assets	402	235
Total current assets	48,218	47,015

Property and equipment, net	6,296	6,360
Other assets, net	21	25
Total assets	$54,535	$53,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$703	$565
Accrued expenses	136	118
Accrued compensation	740	1,143
Accrued professional	316	427
Deferred revenue	1,046	944
Total current liabilities	2,941	3,197

Long-term deferred revenue	380	320

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 20,298,403 as of March 31, 2011 and 20,041,863 as of December 31, 2010	203	200
Additional paid-in capital	78,111	77,373
Accumulated deficit	(27,100)	(27,690)
Total stockholders’ equity	51,214	49,883

Total liabilities and stockholders’ equity	$54,535	$53,400

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue:
Product sales	$5,078	$4,651
Services	829	209
Royalties	451	756
Total revenue	6,358	5,616

Costs and expenses:
Cost of product sales	1,220	1,036
Cost of services	357	72
Research and development	1,961	2,035
Selling and marketing	1,051	1,066
General and administrative	1,197	1,402
Total costs and expenses	5,786	5,611

Income from operations	572	5
Interest income	20	18

Income before provision for income taxes	592	23
Provision for income taxes	2	1

Net income	$590	$22

Net income per share – basic	$0.03	$0.00
Net income per share – diluted	$0.03	$0.00

Weighted average shares – basic	20,219	19,913
Weighted average shares - diluted	20,828	19,923

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$590	$22
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	124	129
Stock-based compensation	303	345
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(1,152)	(633)
Inventories	182	23
Prepaid expenses	(167)	(137)
Accounts payable	138	247
Accrued expenses, compensation, and professional	(496)	(445)
Deferred revenue	162	108
Net cash used in operating activities	(316)	(341)

Cash flows from investing activities:
Purchases of property and equipment	(56)	(47)
Expenses from sale of assets	-	(100)
Net cash used in investing activities	(56)	(147)

Cash flows from financing activities:
Proceeds from issuance of common stock	477	-
Shares surrendered by employees to pay taxes related to
unrestricted stock	(39)	(161)
Net cash provided by (used in) financing activities	438	(161)

Increase (decrease) in cash and cash equivalents	66	(649)
Cash and cash equivalents, beginning of period	39,949	39,669

Cash and cash equivalents, end of period	$40,015	$39,020

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)
Basis of Presentation. The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2011, and of operations and cash flows for the interim periods ended March 31, 2011 and 2010.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  We filed audited financial statements which included all information and notes necessary for such presentation for the three years ended December 31, 2010 in conjunction with our 2010 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The results of operations for the interim period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year.

B)
Fair Value Measurements. The Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures for assets and liabilities measured at fair value in financial statements. We adopted these provisions on January 1, 2008.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  We had no available for sale investments as of March 31, 2011 or December 31, 2010.

Our cash and cash equivalents, including money market securities, were $40.0 million and $39.9 million as of March 31, 2011 and December 31, 2010, respectively. We classified our cash and cash equivalents within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

C)
Inventories. Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventories consist primarily of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials Finished goods	$969 712	$966 897
Total	$1,681	$1,863

D)
Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect.  Stock options that are anti-dilutive are excluded from the calculation.

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010

Net income	$590	$22

Weighted average common shares outstanding	20,219	19,913
Additional dilutive common stock equivalents	609	10
Diluted shares outstanding	20,828	19,923

Net income per share – basic	$0.03	$0.00
Net income per share – diluted	$0.03	$0.00

For the three month periods ended March 31, 2011 and 2010, options to purchase 2,905,172 and 4,958,841 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2010

Cost of product sales	$2	$2
Cost of services	9	6
Research and development	67	114
Selling and marketing	22	38
General and administrative	203	185
Stock-based compensation expense	$303	$345

Stock Option and SAR Grants. We grant stock options and stock appreciation rights (“SARs”) under our stock plans. We estimate the fair value of stock options and SARs using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options and SARs include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options and SARs. No stock options or SARs were granted in the three month periods ended March 31, 2011 and 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Unrestricted Stock Grants. We also grant unrestricted shares of stock to directors, officers and employees under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.  We did not grant any shares of unrestricted stock in the three months ended March 31, 2011 and 2010.

In July 2010, we granted 575,443 shares of stock, including 102,040 shares to directors and 473,403 shares to officers and employees.  Shares granted to directors and one employee representing a total of 111,163 shares were issued to those individuals in August 2010, which resulted in a stock-based compensation charge of $281,000 during the three months ended September 30, 2010. All other shares granted to officers and employees representing a total of 464,280 shares were scheduled to be issued in four equal increments on December 31, 2010, June 30, 2011, December 31, 2011, and June 30, 2012; provided that grantees remain employed on each of those dates. The total stock-based compensation charge associated with this grant is expected to be approximately $1.2 million.  This charge will be amortized into expenses over the related two-year service period. We amortized $146,000 of stock-based compensation expense related to this officer and employee grant in the three months ended March 31, 2011.

In connection with the July 2010 stock grant, we issued 115,682 shares on January 4, 2011 to officers and employees who were employed on December 31, 2010. Grantees were allowed to surrender a portion of their stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 13,721 shares of common stock and the Company paid approximately $39,000 of withholding taxes on their behalf. After the share surrender, 101,961 net shares of common stock were issued.

In January 2010, we completed an employee option exchange program. Under the terms of the program, eligible rank and file employees had the right to exchange eligible vested and unvested stock options outstanding for shares of common stock. Exchange ratios for each eligible stock option were determined using the fair values of stock options and Aware’s common stock immediately prior to the initiation of the program. Employees exchanged 820,481 stock options for 178,314 shares of common stock.  Employees were also allowed to surrender a portion of their common stock in return for the Company paying their related withholding taxes. As a result of this provision, employees surrendered 60,659 shares of common stock and we paid approximately $161,000 of withholding taxes on their behalf. After the tax-related share surrender, 117,655 net shares of common stock were issued to participating employees.

A portion of the 820,481 stock options that were exchanged in January 2010 were not fully vested as of the exchange date.  We expensed approximately $102,000 of unamortized stock-based compensation related to such unvested stock options in the three months ended March 31, 2010.

F)
Business Segments. We manage the business as one segment and conduct our operations in the United States. We sell our products and technology to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended
	March 31,
	2011	2010

United States	$3,645	$3,452
Germany	359	644
Rest of World	2,354	1,520
	$6,358	$5,616

G)
Income Taxes. As of December 31, 2010, we had federal net operating loss (“NOLs”) and research and experimentation credit carryforwards of approximately $51.0 million and $13.5 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2011 through 2030.  In addition, at December 31, 2010, we had approximately $11.3 million and $7.3 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2011 through 2025.   We have recorded a full valuation allowance on all of our deferred tax assets.  We will release the valuation allowance when we are able to utilize NOLs and tax credit carryforwards by offsetting future taxable income.

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

As of the date of this report, new pronouncements issued, but not effective until after March 31, 2011, are not expected to have a material impact on our financial condition, results of operations, or disclosures.

I)
Spin-off Plans.  In September 2010, we announced plans to pursue a spin-off of our patent licensing operations. The spin-off would allow the spun-off entity to focus on patent licensing operations.  After the spin-off, Aware would continue as a supplier of test and diagnostics products and biometrics and imaging software.

Our board is continuing to review strategic options with respect to our patent licensing operations, including a potential spin-off, but no final decision had been made.

ITEM 2:
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business. Further, there can be no assurance as to the timing of a possible spin-off of our patent licensing operations, whether it will ultimately be structured as a spin-off, or whether the possible spin-off will be completed.

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

Patent Licensing.  The objective of our patent licensing operations is to develop patents and to license or sell them to third parties interested in acquiring such patent rights. In September 2010, we announced plans to pursue a spin-off of our patent licensing operations. The spin-off would allow the spun-off entity to focus on patent licensing operations and for Aware to focus on being a supplier of biometrics and imaging software and DSL test and diagnostics products. There were no patent related fees in services revenue in the three month periods ended March 31, 2011 and 2010. As of the date of this report, our board is reviewing strategic options with respect to our patent licensing operations, including a potential spin-off.

Prior to November 2009, we were also a supplier of DSL silicon intellectual property to the semiconductor industry.  We sold the assets associated with that product line in November 2009, consequently silicon IP development and licensing is no longer a material part of our business. We continue to receive royalties from two customers that use our DSL silicon IP in their DSL chipsets, including the company that purchased our DSL silicon IP product line.

Summary of Financial Results. Net income in accordance with generally accepted accounting principles (“GAAP”) for the three months ended March 31, 2011 was $590,000, or $0.03 per share, which compares to GAAP net income of $22,000, or $0.00 per share, for the three months ended March 31, 2010.

The Company uses non-GAAP information internally to evaluate its operating performance and believes these non-GAAP measures are useful to investors as they provide additional insight into the underlying operating results. Our non-GAAP net income excludes the effect of stock-based compensation expense.

Non-GAAP net income for the three months ended March 31, 2011, excluding the effect of $303,000 of stock-based compensation, was $893,000, or $0.04 per diluted share.  We had non-GAAP net income for the three months ended March 31, 2010, excluding the effect of $345,000 of stock-based compensation, of $367,000, or $0.02 per diluted share.

A reconciliation of GAAP to non-GAAP results is set forth in the table below (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2011	2010
GAAP net income	$590	$22
Stock-based compensation	303	345
Non-GAAP net income	$893	$367

	Three Months Ended March 31,
	2011	2010
GAAP net income per share	$0.03	$0.00
Stock-based compensation	0.01	0.02
Non-GAAP net income per share	$0.04	$0.02

Results of Operations

Product Sales. Product sales consist primarily of revenue from the sale of hardware and software products.  Hardware products consist primarily of DSL test and diagnostics modules. Software products consist of software products, including maintenance contracts, for biometrics, medical imaging, and DSL test and diagnostics applications.

Product sales increased 9% from $4.7 million in the first quarter of 2010 to $5.1 million in the current year quarter.  As a percentage of total revenue, product sales decreased from 83% in the first quarter of 2010 to 80% in the current year quarter.  The dollar increase in product sales was primarily due to a $0.7 million increase in revenue from the sale of test and diagnostic hardware and software, which was partially offset by a $0.3 million decrease in revenue from the sale of biometrics software.  The $0.7 million increase in revenue from the sale of test and diagnostic products was mainly attributable to: 1) a $0.6 million increase in software revenue as a result of the sale of our LDP software to a European telephone company; and 2) a $0.1 million increase in hardware revenue. The $0.3 million decrease in revenue from the sale of biometrics software was primarily due to lower customer demand for these products in the current quarter.

Services. Services, which we previously called “Contract Revenue,” primarily consist of engineering service fees related to: i) our biometrics and imaging product line; ii) our DSL test and diagnostics product line; and iii) a legacy DSL silicon contract.

Services increased 296% from $209,000 in the first quarter of 2010 to $829,000 in the current year quarter.  As a percentage of total revenue, services increased from 4% in the first quarter of 2010 to 13% in the current year quarter. The services dollar increase was primarily due to a $639,000 increase in revenue from the sale of biometrics engineering services, which was mainly attributable to three customer projects from which we derived revenue in the current quarter.

Royalties. Royalties consist of royalty payments we receive under DSL silicon contracts.  We receive royalties from DSL silicon customers for the right to incorporate our silicon IP in their DSL chipsets.

Royalties decreased 40% from $756,000 in the first quarter of 2010 to $452,000 in the current year quarter. As a percentage of total revenue, royalties decreased from 13% in the first quarter of 2010 to 7% in the current year quarter.  Most of the dollar decrease in royalties was due to lower ADSL royalties reported to us by one of our licensees.

Our royalty revenue currently comes predominantly from ADSL chipset sales by Ikanos Communications, Inc. (“Ikanos”) and ADSL and VDSL chipset sales by Lantiq Deutschland GmbH (“Lantiq”). The sale of our DSL silicon IP assets in November 2009 did not alter the royalty obligations of Ikanos or Lantiq, which we expect to continue per the existing agreements with those parties. We remain uncertain as to whether these licensees will be able to maintain their market shares and chipset prices in the face of intense competition, and whether our relationships with them will contribute meaningful royalties to us in the future.  Accordingly, we are unable to predict whether royalties reported by our licensees will trend upward or downward in future periods.

Cost of Product Sales. Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.

Cost of product sales increased 18% from $1.0 million in the first quarter of 2010 to $1.2 million in the current year quarter.  As a percentage of product sales, cost of product sales increased from 22% in the first quarter of 2010 to 24% in the current year quarter, which means that product gross margins decreased from 78% to 76%.  The cost of product sales dollar increase was primarily due to: 1) lower margin products in the sales mix, which has the effect of increasing the cost of product sales; 2) higher manufacturing period costs; and 3) a $0.1 million increase in hardware product sales. The decrease in product gross margins was primarily attributable to lower hardware margins in the current quarter because of the mix of products sold.

Cost of Services. Cost of services, which we previously called “Cost of Contract Revenue,”  consists of engineering costs to complete customer engineering projects.  Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 398% from $72,000 in the first quarter of 2010 to $357,000 in the current year quarter.  Cost of services as a percentage of services was 34% in the first quarter of 2010 and 43% in the current quarter, which means that gross margins on services decreased from 66% to 57%. The dollar increase in cost of services was primarily due to an increase in biometrics engineering services described in the Services section above. The decrease in gross margins on services this quarter was primarily due to the composition of biometrics engineering services projects. In the current quarter, we worked on larger-sized projects that were slightly less profitable than the smaller-sized projects we were engaged in last year.

Research and Development Expense. Research and development expense consists of costs for: i) engineering personnel, including salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors, and iii) other engineering expenses such as supplies, equipment depreciation, dues and memberships and travel.  Engineering costs are incurred to develop technology, products and patents related to our various product lines. As described in the cost of services section, engineering costs incurred to provide engineering services for customer projects are classified as cost of services, and are not included in research and development expense.

Research and development expense decreased 4% from $2.04 million in the first quarter of 2010 to $1.96 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 36% in the first quarter of 2010 to 31% in the current year quarter. The dollar decrease in research and development expense is the result of two offsetting factors. Total engineering expenses increased by $0.2 million in the current quarter primarily due to several headcount additions and the engagement of engineering contractors.  However, due to the increased level of revenue and activity for customer engineering services projects, we classified $0.3 million more engineering costs to cost of services this quarter. The net result is the research and development expense declined by approximately $0.1 million.

Our research and development activities are focused primarily on developing: i) biometrics and imaging software; and ii) test and diagnostics hardware and software.

Selling and Marketing Expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense decreased 1% from $1.07 million in the first quarter of 2010 to $1.05 million in the current year quarter. As a percentage of total revenue, selling and marketing expense decreased from 19% in the first quarter of 2010 to 17% in the current year quarter. The $16,000 dollar decrease in selling and marketing expense reflects a relatively: 1) stable sales and marketing organization; and 2) consistent level of promotional activities.

General and Administrative Expense. General and administrative expense consists primarily of costs for: i) officers, directors and administrative personnel, including salaries, bonuses, director compensation, stock-based compensation, fringe benefits, and facilities; ii) professional fees, including legal and audit fees; iii) public company expenses; and iv) other administrative expenses, such as insurance costs and bad debt provisions.

General and administrative expense decreased 15% from $1.4 million in the first quarter of 2010 to $1.2 million in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 25% in the first quarter of 2010 to 19% in the current year quarter.  The dollar decrease in general and administrative expense was mainly attributable to lower expenses related to legal fees, director compensation, and officer bonuses.

Interest Income.  Interest income increased 9% from $18,000 in the first quarter of 2010 to $20,000 in the current year quarter.  The dollar increase was primarily due to slightly higher average cash balances in the first quarter of 2011 as compared to the comparable 2010 period.

Income Taxes.

We made no provision for income taxes in the three months ended March 31, 2011 and 2010, except for $2,000 and $1,000 of state excise taxes on our interest income, respectively. We recorded no provision for income taxes despite net income in both periods, because we will be able to offset any annual net income with our NOL and tax credit carryforwards.

As of December 31, 2010, we had federal NOLs and research and experimentation credit carryforwards of approximately $51.0 million and $13.5 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2011 through 2030.  In addition, at December 31, 2010, we had approximately $11.3 million and $7.3 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2011 through 2025.

Due to the uncertainty surrounding the realization of our deferred tax assets, based principally on our historical operating losses, we have provided a full valuation allowance against our various tax attributes. We will assess the level of valuation allowance required in future periods. Should more positive than negative evidence regarding the realizability of tax attributes exist at a future point in time, the valuation allowance may be reduced or eliminated altogether. Reduction of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of reduction.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $40.0 million, which represented a increase of $66,000 from December 31, 2010. The increase in cash was primarily due to $477,000 of proceeds from the issuance of common stock as a result of stock option exercises.  Such proceeds were was mostly offset by: i) $316,000 of cash used by operations; ii) $56,000 of cash used to purchase capital equipment; and iii) $39,000 of cash used to pay withholding taxes for employees who surrendered shares of common stock in connection stock issuances.

We used $316,000 of cash in operations in the first three months of 2011. Cash used in operations was driven by $1.3 million of cash used to fund working capital items, which was partially offset by $590,000 of net income, and non-cash items of $124,000 for depreciation and amortization and $303,000 for stock-based compensation expense.

Capital spending was primarily related to the purchase of computer hardware and laboratory equipment used principally in engineering activities.

In January 2011, we issued stock in connection with a 2010 stock grant to officers and employees. We allowed employees to surrender a portion of their shares of stock in return for the Company paying their related withholding taxes. As a result of this provision, employees surrendered 13,721 shares of common stock and we paid approximately $39,000 of withholding taxes on their behalf.

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

As of March 31, 2011, our cash and cash equivalents of $40.0 million were invested in money market accounts.  Due to the nature and short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of March 31, 2011, we had no investments that matured in more than twelve months.  We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4:
Controls and Procedures

Our management, including our co-chief executive officers and chief financial officer, has evaluated our disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and has concluded that our disclosure controls and procedures are effective.  They also concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1:
Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business.  We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 1A:
Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

ITEM 6:
Exhibits

(a)  Exhibits

Exhibit 10.1*
Form of Indemnification Agreement for Directors and Officers of Aware, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 22, 2011 and incorporated herein by reference).

Exhibit 31.1	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: April 27, 2011	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: April 27, 2011	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)