Form 10-Q
period 2011-06-30
AWARE INC /MA/
filed 2011-07-27
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended June 30, 2011

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
Large Accelerated Filer ☐    Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 22, 2011:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	20,573,688 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$43,232	$39,949
Accounts receivable, net	5,073	4,968
Inventories	1,413	1,863
Prepaid expenses and other current assets	240	235
Total current assets	49,958	47,015

Property and equipment, net	6,212	6,360
Other assets, net	17	25
Total assets	$56,187	$53,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$651	$565
Accrued expenses	126	118
Accrued compensation	841	1,143
Accrued professional	278	427
Deferred revenue	1,208	944
Total current liabilities	3,104	3,197

Long-term deferred revenue	462	320

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 20,767,661 as of June 30, 2011 and 20,041,863 as of December 31, 2010	208	200
Additional paid-in capital	79,780	77,373
Accumulated deficit	(27,367)	(27,690)
Total stockholders’ equity	52,621	49,883

Total liabilities and stockholders’ equity	$56,187	$53,400

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue:
Product sales	$3,997	$3,911	$9,075	$8,562
Services	1,375	346	2,204	555
Royalties	541	714	993	1,470
Total revenue	5,913	4,971	12,272	10,587

Costs and expenses:
Cost of product sales	1,087	840	2,308	1,877
Cost of services	450	74	807	145
Research and development	1,810	2,082	3,770	4,117
Selling and marketing	1,060	1,053	2,111	2,119
General and administrative	1,789	1,416	2,986	2,818
Total costs and expenses	6,196	5,465	11,982	11,076

Income (loss) from operations	(283)	(494)	290	(489)
Other income	-	325	-	325
Interest income	16	21	35	39

Income (loss) before provision for income taxes	(267)	(148)	325	(125)
Provision for income taxes	-	-	2	1

Net income (loss)	$(267)	$(148)	$323	$(126)

Net income (loss) per share – basic	$(0.01)	$(0.01)	$0.02	$(0.01)
Net income (loss) per share – diluted	$(0.01)	$(0.01)	$0.02	$(0.01)

Weighted average shares – basic	20,700	19,927	20,461	19,920
Weighted average shares - diluted	20,700	19,927	20,821	19,920

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$323	$(126)
Adjustments to reconcile net income (loss) to net cash provided from (used) in operating activities:
Depreciation and amortization	244	260
Stock-based compensation	885	548
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(105)	(968)
Inventories	450	(220)
Prepaid expenses and other current assets	(5)	30
Accounts payable	86	337
Accrued expenses, compensation, and professional	(443)	(107)
Deferred revenue	406	92
Net cash provided from (used in) operating activities	1,841	(154)

Cash flows from investing activities:
Purchases of property and equipment	(88)	(67)
Expenses from sale of assets	-	(100)
Purchases of other assets	-	(60)
Net cash used in investing activities	(88)	(227)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,684	2
Shares surrendered by employees to pay taxes related to
unrestricted stock	(154)	(161)
Net cash provided by (used in) financing activities	1,530	(159)

Increase (decrease) in cash and cash equivalents	3,283	(540)
Cash and cash equivalents, beginning of period	39,949	39,669

Cash and cash equivalents, end of period	$43,232	$39,129

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)
Basis of Presentation. The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2011, and of operations and cash flows for the interim periods ended June 30, 2011 and 2010.

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

The results of operations for the interim period ended June 30, 2011 are not necessarily indicative of the results to be expected for the year.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  We had no available for sale investments as of June 30, 2011 or December 31, 2010.

Our cash and cash equivalents, including money market securities, were $43.2 million and $39.9 million as of June 30, 2011 and December 31, 2010, respectively. We classified our cash and cash equivalents within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

C)
Inventories. Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventories consist primarily of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$973	$966
Finished goods	440	897
Total	$1,413	$1,863

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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$(267)	$(148)	$323	$(126)

Weighted average common shares outstanding	20,700	19,927	20,461	19,920
Additional dilutive common stock equivalents	-	-	360	-
Diluted shares outstanding	20,700	19,927	20,821	19,920

Net income (loss) per share – basic	$(0.01)	$(0.01)	$0.02	$(0.01)
Net income (loss) per share – diluted	$(0.01)	$(0.01)	$0.02	$(0.01)

For the three month periods ended June 30, 2011 and 2010 potential common stock equivalents of 286,803 and 5,843, respectively, were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive. For the six month period ended June 30, 2010 potential common stock equivalents of 7,345 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive.

For the three month periods ended June 30, 2011 and 2010, options to purchase 2,927,451 and 5,046,766 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  For the six month periods ended June 30, 2011 and 2010, options to purchase 2,322,772 and 5,046,766 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of product sales	$2	$3	$4	$5
Cost of services	10	1	19	7
Research and development	64	54	131	169
Selling and marketing	22	13	44	51
General and administrative	484	132	687	316
Stock-based compensation expense	$582	$203	$885	$548

Stock Option and SAR Grants. We grant stock options and stock appreciation rights (“SARs”) under our 2001 Nonqualified Stock Plan. We estimate the fair value of stock options and SARs using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options and SARs include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options and SARs. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Unrestricted Stock Grants. We also grant unrestricted shares of stock to directors, officers and employees under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

Stock Option, SAR, and Unrestricted Stock Grant Activity. The following summarizes stock-based grant activity in 2010 and 2011.

•	Stock options and SARS – No stock options or SARs were granted in the three or six month periods ended June 30, 2010 and 2011.

•
Unrestricted Stock Grants - In July 2010, we granted 575,443 shares of stock, including 102,040 shares to directors and 473,403 shares to officers and employees.  Shares granted to directors and one employee representing a total of 111,163 shares were issued to those individuals in August 2010, which resulted in a stock-based compensation charge of $281,000 during the three months ended September 30, 2010. All other shares granted to officers and employees representing a total of 464,280 shares were scheduled to be issued in four equal increments on December 31, 2010, June 30, 2011, December 31, 2011, and June 30, 2012; provided that grantees remain employed on each of those dates. The total stock-based compensation charge associated with this grant will be amortized into expense over the related two-year service period. We amortized $100,000 and $246,000 of stock-based compensation expense related to the officer and employee portion of the grant in the three and six month periods ended June 30, 2011, respectively. Based on a June 30, 2011 employee census, the total remaining stock-based compensation charge associated with this grant over the next four quarters is expected to be approximately $401,000.

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

Our former President and CEO resigned in April 2011.  As part of his separation arrangement he was granted 105,000 shares of common stock, which resulted in a stock-based compensation charge of $362,000 in the three months ended June 30, 2011.  His grant contained a provision that allowed him to surrender a portion of his stock in return for the Company paying his related withholding taxes. He exercised that provision, and we issued 71,662 shares of common stock to him and paid $115,000 of withholding taxes on his behalf.

As part of the former President and CEO’s separation arrangement, he forfeited: i) stock options representing 1,177,835 shares of common stock; and ii) an unrestricted stock grant that had not been issued representing 107,143 shares of common stock.

•
Stock Option Exchange Program - In January 2010, we completed an employee option exchange program. Under the terms of the program, eligible rank and file employees had the right to exchange eligible vested and unvested stock options outstanding for shares of common stock. Exchange ratios for each eligible stock option were determined using the fair values of stock options and Aware’s common stock immediately prior to the initiation of the program. Employees exchanged 820,481 stock options for 178,314 shares of common stock.  Employees were also allowed to surrender a portion of their common stock in return for the Company paying their related withholding taxes. As a result of this provision, employees surrendered 60,659 shares of common stock and we paid approximately $161,000 of withholding taxes on their behalf. After the tax-related share surrender, 117,655 net shares of common stock were issued to participating employees.

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

F)
Business Segments. We manage the business as one segment and conduct our operations in the United States. We sell our products and technology to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

United States	$2,969	$2,959	$6,614	$6,411
Germany	583	799	942	1,443
Rest of World	2,361	1,213	4,716	2,733
	$5,913	$4,971	$12,272	$10,587

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

H)
Recent Accounting Pronouncements.  As of the date of this report, new pronouncements issued, but not effective until after June 30, 2011, are not expected to have a material impact on our financial condition, results of operations, or disclosures.

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

Patent Licensing.  The objective of our patent licensing operations is to develop patents and to license or sell them to third parties interested in acquiring such patent rights. In September 2010, we announced plans to pursue a spin-off of our patent licensing operations. The spin-off would allow the spun-off entity to focus on patent licensing operations and for Aware to focus on being a supplier of biometrics and imaging software and DSL test and diagnostics products. There were no patent related fees in services revenue in the three and six month periods ended June 30, 2011 and 2010. As of the date of this report, our board is reviewing strategic options with respect to our patent licensing operations, including a potential spin-off.

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

Summary of Financial Results. Our net loss for the three months ended June 30, 2011 was $267,000, or $0.01 per share, which compares to a net loss of $148,000, or $0.01 per share, for the three months ended June 30, 2010.

Net income for the six months ended June 30, 2011 was $323,000, or $0.02 per share, which compares to a net loss of $126,000, or $0.01 per share, for the six months ended June 30, 2010.

Results of Operations

Product Sales. Product sales consist primarily of revenue from the sale of hardware and software products.  Hardware products consist primarily of DSL test and diagnostics modules. Software products consist of software products, including maintenance contracts, for biometrics, medical imaging, and DSL test and diagnostics applications.

Product sales increased 2% from $3.9 million in the second quarter of 2010 to $4.0 million in the current year quarter.  As a percentage of total revenue, product sales decreased from 79% in the second quarter of 2010 to 68% in the current year quarter.  The dollar increase in product sales was primarily due to a $0.4 million increase in revenue from the sale of test and diagnostic hardware and software, which was partially offset by a $0.3 million decrease in revenue from the sale of biometrics software.  The $0.4 million increase in revenue from the sale of test and diagnostic products was mainly attributable to: 1) a $0.3 million increase in hardware revenue; and 2) a $0.1 million increase in software revenue. The $0.3 million decrease in revenue from the sale of biometrics software was primarily due to lower customer demand for these products in the current quarter.

For the six months ended June 30, 2011, product sales increased 6% from $8.6 million in 2010 to $9.1 million in 2011. As a percentage of total revenue, product sales decreased from 81% in the first six months of 2010 to 74% in the corresponding period of 2011. The dollar increase in product sales was primarily due to a $1.1 million increase in revenue from the sale of test and diagnostic hardware and software, which was partially offset by a $0.6 million decrease in revenue from the sale of biometrics software.  The $1.1 million increase in revenue from the sale of test and diagnostic products was mainly attributable to: 1) a $0.7 million increase in software revenue as a result of the sale of our LDP software to a European telephone company; and 2) a $0.4 million increase in hardware revenue. The $0.6 million decrease in revenue from the sale of biometrics software was primarily due to lower customer demand for these products in the current six month period.

Services. Services, which we previously called “Contract Revenue,” primarily consist of engineering service fees related to: i) our biometrics and imaging product line; ii) our DSL test and diagnostics product line; and iii) a legacy DSL silicon contract.

Services increased 298% from $0.3 million in the second quarter of 2010 to $1.4 million in the current year quarter.  As a percentage of total revenue, services increased from 7% in the second quarter of 2010 to 23% in the current year quarter.

For the six months ended June 30, 2011, services increased 297% from $0.6 million in 2010 to $2.2 million in 2011. As a percentage of total revenue, services increased from 5% in the first six months of 2010 to 18% in the corresponding period of 2011.

For the three and six month periods, the dollar increase in services was primarily due to increases in revenue from the sale of biometrics engineering services. One of our strategic objectives over the last few years has been to increase revenue from biometrics engineering projects. Services revenue results in the current three and six month periods reflect initial success towards that goal. However, we are unable to predict whether services revenue will trend upward or downward in future periods as we continue to develop this business.

Royalties. Royalties consist of royalty payments we receive under legacy DSL silicon contracts.  We receive royalties from DSL silicon customers for the right to incorporate our silicon IP in their DSL chipsets.

Royalties decreased 24% from $0.7 million in the second quarter of 2010 to $0.5 million in the current year quarter. As a percentage of total revenue, royalties decreased from 14% in the second quarter of 2010 to 9% in the current year quarter.

For the six months ended June 30, 2011, royalties decreased 33% from $1.5 million in 2010 to $1.0 million in 2011. As a percentage of total revenue, royalties decreased from 14% in the first six months of 2010 to 8% in the corresponding period of 2011.

For the three and six month periods, the dollar decrease in royalties was primarily due to lower DSL royalties reported to us by one of our licensees.

Our royalty revenue currently comes predominantly from DSL chipset sales by Ikanos Communications, Inc. (“Ikanos”) and Lantiq Deutschland GmbH (“Lantiq”). The sale of our DSL silicon IP assets in November 2009 did not alter the royalty obligations of Ikanos or Lantiq, which we expect to continue per the existing agreements with those parties. We remain uncertain as to whether these licensees will be able to maintain their market shares and chipset prices in the face of intense competition, and whether our relationships with them will contribute meaningful royalties to us in the future.  Accordingly, we are unable to predict whether royalties reported by our licensees will trend upward or downward in future periods.

Cost of Product Sales. Since the cost of software product sales is minimal, cost of product sales consists primarily of the cost of hardware product sales.

Cost of product sales increased 29% from $0.8 million in the second quarter of 2010 to $1.1 million in the current year quarter.  As a percentage of product sales, cost of product sales increased from 21% in the second quarter of 2010 to 27% in the current year quarter, which means that product gross margins decreased from 79% to 73%.  The cost of product sales dollar increase of $0.3 million was primarily due to: 1) $0.2 million of higher product costs driven by a $0.4 million increase in revenue from hardware product sales; and 2) $0.1 million of higher manufacturing period costs.  Product gross margins decreased from 79% to 73% primarily due to a greater proportion of hardware in the product sales mix in the current year quarter.

For the six months ended June 30, 2011, cost of product sales increased 23% from $1.9 million in 2010 to $2.3 million in 2011. As a percentage of product sales, cost of product sales increased from 22% in the first six months of 2010 to 25% in the corresponding period of 2011, which means that product gross margins decreased from 78% to 75%. The cost of product sales dollar increase of $0.4 million was primarily due to: 1) $0.3 million of higher product costs driven by a $0.4 million increase in revenue from hardware product sales; and 2) $0.1 million of higher manufacturing period costs.  Product gross margins decreased from 78% to 75% primarily due to a greater proportion of hardware in the product sales mix in the current six month period.

Cost of Services. Cost of services, which we previously called "Cost of Contract Revenue," consists of engineering costs to complete customer engineering projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 511% from $74,000 in the second quarter of 2010 to $450,000 in the current year quarter.  Cost of services as a percentage of services increased from 21% in the second quarter of 2010 to 33% in the current quarter, which means that gross margins on services decreased from 79% to 67%.

For the six months ended June 30, 2011, cost of services increased 455% from $145,000 in the first six months of 2010 to $807,000 in the corresponding period of 2011.  Cost of services as a percentage of services increased from 26% in the first six months of 2010 to 37% in the corresponding period of 2011, which means that gross margins on services decreased from 74% to 63%.

For the three and six month periods, the dollar increase in cost of services was primarily due to an increase in biometrics engineering services as described in the Services section above. The decrease in gross margins on services was primarily due to the composition of engineering services projects. In the current year periods, we worked on larger-sized projects that were less profitable than the smaller-sized projects we were engaged in last year.

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

Research and development expense decreased 13% from $2.1 million in the second quarter of 2010 to $1.8 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 42% in the second quarter of 2010 to 31% in the current year quarter. The dollar decrease in research and development expense was the result of two sets of factors, one of which partially offset the other. Total engineering expenses increased by $0.1 million in the current quarter primarily due to headcount additions and the engagement of engineering contractors.  However, due to the increased level of services revenue for customer engineering projects, we classified $0.4 million more engineering costs to cost of services this quarter. The net result is the research and development expense declined by approximately $0.3 million in the current three month period.

Research and development expense decreased 8% from $4.1 million in the first six months of 2010 to $3.8 million in the first six months of 2011.  As a percentage of total revenue, research and development expense decreased from 39% in the first six months of 2010 to 31% in the corresponding period of 2011. Similar to the three month periods, the dollar decrease in research and development expense in the six month periods was the result of two sets of offsetting factors. Total engineering expenses increased by $0.3 million in the current six month period primarily due to headcount additions and the engagement of engineering contractors.  However, due to the increased level of services revenue for customer engineering projects, we classified $0.6 million more engineering costs to cost of services. The net result is the research and development expense declined by approximately $0.3 million in the current six month period.

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

Sales and marketing expense was $1.1 million for the three months ended June 30, 2010 and 2011. As a percentage of total revenue, sales and marketing expense decreased from 21% in the second quarter of 2010 to 18% in the corresponding period of 2011.

For the six months ended June 30, 2011 and 2010, sales and marketing expense was $2.1 million. As a percentage of total revenue, sales and marketing expense decreased from 20% in the first six months of 2010 to 17% in the corresponding period of 2011.

For the three and six month periods, unchanged sales and marketing expense reflected: 1) a stable sales and marketing organization; and 2) consistent levels of promotional activities.

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

General and administrative expense increased 26% from $1.4 million in the second quarter of 2010 to $1.8 million in the current year quarter. As a percentage of total revenue, general and administrative expense increased from 28% in the second quarter of 2010 to 30% in the current year quarter.

For the six months ended June 30, 2011, general and administrative expense increased 6% from $2.8 million in 2010 to $3.0 million in 2011. As a percentage of total revenue, general and administrative expense decreased from 27% in the first six months of 2010 to 24% in the corresponding period of 2011.

For the three and six month periods, the dollar increase in general and administrative expense was primarily due to $0.6 million of severance related expenses that were incurred upon the resignation of our former President and CEO in April 2011.  Severance related expenses were partially offset by lower legal fees and compensation expenses for directors and officers.

Other Income.  Other income was $325,000 in the second quarter of 2010. This amount represents proceeds from a legal settlement with a former customer.

Interest Income.  Interest income decreased 27% from $21,000 in the second quarter of 2010 to $16,000 in the current year quarter.

For the six months ended June 30, 2011, interest income decreased 11%, from $39,000 in 2010 to $35,000 in 2011.

For the three and six month periods, the dollar decrease was primarily due to a decline in money market interest rates.

Income Taxes.  We made no provision for income taxes in the six months ended June 30, 2011 and 2010, except for $2,000 and $1,000 of state excise taxes on our interest income, respectively. We recorded no provision for income taxes despite net income in 2011, because we will be able to offset any annual net income with our NOL and tax credit carryforwards.

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

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $43.2 million, which represented an increase of $3.3 million from December 31, 2010. The increase in cash was primarily due to: i) $1.8 million of cash provided by operations; and ii) $1.7 million of proceeds from the issuance of common stock as a result of stock option exercises.  Increases in cash from these sources were partially offset by: i) $88,000 of cash used to purchase capital equipment; and ii) $154,000 of cash used to pay withholding taxes for employees who surrendered shares of common stock in connection stock issuances.

We generated $1.8 million of cash from operations in the first six months of 2011. Cash provided by operations was primarily driven by net income of $0.3 million, which was further increased by: i) non-cash adjustments of $0.2 million for depreciation and amortization and $0.9 million for stock-based compensation expense; and ii) a $0.4 million reduction of working capital.

Capital spending was primarily related to the purchase of computer hardware and laboratory equipment used principally in engineering activities.

We issued stock in connection with several officer and employee stock grants during 2011. We allowed grantees to surrender a portion of their shares of stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 47,059 shares of common stock, and we paid approximately $154,000 of withholding taxes on their behalf.

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

As of June 30, 2011, our cash and cash equivalents of $43.2 million were invested in money market accounts.  Due to the nature and short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of June 30, 2011, we had no investments that matured in more than twelve months.  We do not use derivative financial instruments for speculative or trading purposes.

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

ITEM 6:
Exhibits

(a)  Exhibits

Exhibit 10.1*
Separation Agreement dated April 1, 2011 between Aware, Inc. and Edmund C. Reiter (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011 and incorporated herein by reference).

Exhibit 10.2*
Consulting Agreement dated April 1, 2011 between Aware, Inc. and Edmund C. Reiter (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011 and incorporated herein by reference).

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

AWARE, INC.

Date: July 27, 2011	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: July 27, 2011	By:	/s/ Richard P. Moberg
Richard P. Moberg,
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)