Form 10-Q
period 2011-09-30
AWARE INC /MA/
filed 2011-10-27
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended Septembeer 30, 2011

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
Large Accelerated Filer ☐    Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of October 21, 2011:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	20,582,906 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$45,525	$39,949
Accounts receivable, net	3,580	4,968
Inventories	976	1,863
Prepaid expenses and other current assets	340	235
Total current assets	50,421	47,015

Property and equipment, net	6,133	6,360
Other assets, net	13	25
Total assets	$56,567	$53,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$542	$565
Accrued expenses	107	118
Accrued compensation	590	1,143
Accrued professional	161	427
Deferred revenue	1,233	944
Total current liabilities	2,633	3,197

Long-term deferred revenue	589	320

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 20,582,906 as of September 30, 2011 and 20,041,863 as of December 31, 2010	206	200
Additional paid-in capital	79,222	77,373
Accumulated deficit	(26,083)	(27,690)
Total stockholders’ equity	53,345	49,883

Total liabilities and stockholders’ equity	$56,567	$53,400

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
Product sales	$4,902	$5,026	$13,977	$13,588
Services	971	488	3,175	1,043
Royalties	549	637	1,542	2,107
Total revenue	6,422	6,151	18,694	16,738

Costs and expenses:
Cost of product sales	777	1,236	3,085	3,112
Cost of services	414	206	1,221	352
Research and development	1,831	2,082	5,602	6,198
Selling and marketing	1,045	1,029	3,155	3,148
General and administrative	1,083	1,650	4,069	4,469
Total costs and expenses	5,150	6,203	17,132	17,279

Income (loss) from operations	1,272	(52)	1,562	(541)
Other income	-	100	-	425
Interest income	12	28	47	67

Income (loss) before provision for income taxes	1,284	76	1,609	(49)
Provision for income taxes	-	-	2	1

Net income (loss)	$1,284	$76	$1,607	$(50)

Net income (loss) per share – basic	$0.06	$0.00	$0.08	$(0.00)
Net income (loss) per share – diluted	$0.06	$0.00	$0.08	$(0.00)

Weighted average shares – basic	20,599	20,000	20,507	19,947
Weighted average shares - diluted	20,780	20,344	20,730	19,947

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$1,607	$(50)
Adjustments to reconcile net income (loss) to net cash provided from (used) in operating activities:
Depreciation and amortization	362	388
Stock-based compensation	1,102	1,169
Changes in assets and liabilities:
Accounts receivable	1,388	(1,600)
Inventories	887	(355)
Prepaid expenses and other current assets	(105)	(138)
Accounts payable	(23)	479
Accrued expenses, compensation, and professional	(830)	(269)
Deferred revenue	558	168
Net cash provided from (used in) operating activities	4,946	(208)

Cash flows from investing activities:
Purchases of property and equipment	(122)	(101)
Expenses from sale of assets	-	(100)
Purchases of other assets	-	(60)
Net cash used in investing activities	(122)	(261)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,711	2
Shares surrendered by employees to pay taxes related to
unrestricted stock	(224)	(161)
Repurchase of common stock	(735)	-
Net cash provided by (used in) financing activities	752	(159)

Increase (decrease) in cash and cash equivalents	5,576	(628)
Cash and cash equivalents, beginning of period	39,949	39,669

Cash and cash equivalents, end of period	$45,525	$39,041

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)
Basis of Presentation. The accompanying unaudited consolidated balance sheet, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2011, and of operations and cash flows for the interim periods ended September 30, 2011 and 2010.

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

The results of operations for the interim period ended September 30, 2011 are not necessarily indicative of the results to be expected for the year.

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

For recognition purposes, on a recurring basis we are required to measure available for sale investments at fair value.  We had no available for sale investments as of September 30, 2011 or December 31, 2010.

Our cash and cash equivalents, including money market securities, were $45.5 million and $39.9 million as of September 30, 2011 and December 31, 2010, respectively. We classified our cash and cash equivalents within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

C)
Inventories. Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventories consist primarily of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$497	$966
Finished goods	479	897
Total	$976	$1,863

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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$1,284	$76	$1,607	$(50)

Weighted average common shares outstanding	20,599	20,000	20,507	19,947
Additional dilutive common stock equivalents	181	344	223	-
Diluted shares outstanding	20,780	20,344	20,730	19,947

Net income (loss) per share – basic	$0.06	$0.00	$0.08	$(0.00)
Net income (loss) per share – diluted	$0.06	$0.00	$0.08	$(0.00)

For the nine month period ended September 30, 2010 potential common stock equivalents of 120,741were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive.

For the three month periods ended September 30, 2011 and 2010, options to purchase 2,884,326 and 5,047,709 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  For the nine month periods ended September 30, 2011 and 2010, options to purchase 2,883,826 and 5,104,131 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cost of product sales	$2	$3	$6	$8
Cost of services	8	4	26	11
Research and development	64	101	195	269
Selling and marketing	22	25	66	76
General and administrative	122	488	809	805
Stock-based compensation expense	$218	$621	$1,102	$1,169

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

Stock Option, SAR, and Unrestricted Stock Grant Activity. The following summarizes stock-based grant activity in 2010 and 2011.

●	Stock options and SARS – No stock options or SARs were granted in the three or nine month periods ended September 30, 2010 and 2011.

●
Unrestricted Stock Grants - In July 2010, we granted 575,443 shares of stock, including 102,040 shares to directors and 473,403 shares to officers and employees.  Shares granted to directors and one employee representing a total of 111,163 shares were issued to those individuals in August 2010, which resulted in a stock-based compensation charge of $281,000 during the three months ended September 30, 2010. All other shares granted to officers and employees representing a total of 464,280 shares were scheduled to be issued in four equal increments on December 31, 2010, June 30, 2011, December 31, 2011, and June 30, 2012; provided that grantees remain employed on each of those dates. The total stock-based compensation charge associated with this grant will be amortized into expense over the related two-year service period. We amortized $100,000 and $346,000 of stock-based compensation expense related to the officer and employee portion of the grant in the three and nine month periods ended September 30, 2011, respectively. Based on a September 30, 2011 employee census, the total remaining stock-based compensation charge associated with this grant over the next three quarters is expected to be approximately $299,000.

In connection with the July 2010 stock grant, we issued 115,682 shares on January 4, 2011 to officers and employees who were employed as of December 31, 2010 and 79,304 shares on July 1, 2011 to officers and employees who were employed as of June 30, 2011. Grantees were allowed to surrender a portion of their stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 13,721 and 23,277 shares of common stock and the Company paid approximately $39,000 and $70,000 of withholding taxes on their behalf on January 4, 2011 and July 1, 2011, respectively. After the share surrender, 101,961and 56,027 net shares of common stock were issued on January 4, 2011 and July 1, 2011, respectively.

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

●
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

F)
Business Segments. We manage the business as one segment and conduct our operations in the United States. We sell our products and technology to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

United States	$4,203	$3,460	$10,817	$9,871
Germany	334	693	1,276	2,136
Rest of World	1,885	1,998	6,601	4,731
	$6,422	$6,151	$18,694	$16,738

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

H)
Recent Accounting Pronouncements.  As of the date of this report, new pronouncements issued, but not effective until after September 30, 2011, are not expected to have a material impact on our financial condition, results of operations, or disclosures.

I)
Variable Interest Entity. We entered into a patent arrangement with a third party in November 2010 which has resulted in us having a variable interest in a variable interest entity. We have no equity interest and are not contractually obligated to fund this entity; therefore our maximum exposure to loss as a result of our involvement with this entity is zero. We may receive royalties in the future if certain conditions are met.

We are not the primary beneficiary of this entity because of shared power. Therefore, we do not consolidate this entity’s financial results into our financial statements.  The significant factors used to determine shared power were the contractual provisions within the arrangement that do not provide us with the power to direct the activities that most significantly impact the economic performance of the entity.  The carrying amount of the assets and liabilities of this entity in our balance sheet is zero. This arrangement has had no impact on our results of operations, financial position or cash flows.

J)
Patent Management Operations.  As of the date of this report, our board is reviewing strategic options with respect to our patent management operations, including a potential spin-off, sale or licensing of patents.

ITEM 2:
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business. Further, there can be no assurance as to the timing of a possible transaction with respect to our patent management operations, whether it will ultimately be structured as a spin-off, sale, or license or whether such a transaction will be completed.

Summary of Operations.  We have been a supplier of signal processing and digital communications technology for imaging and telecommunications applications since the early 1990s. Presently, our business operations are focused along three product lines: i) biometrics and imaging; ii) DSL test and diagnostics; and iii) patent management.

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

Patent Management.  The objective of our patent management operations (previously known as patent licensing operations) is to develop patents and to license or sell them to third parties interested in acquiring such patent rights. There were no patent related fees in services revenue in the three and nine month periods ended September 30, 2011 and 2010. As of the date of this report, our board is reviewing strategic options with respect to our patent management operations, including a potential spin-off, sale, or licensing of patents.

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

Summary of Financial Results. Net income for the three months ended September 30, 2011 was $1.3 million, or $0.06 per share, which compares to net income of $76,000, or $0.00 per share, for the three months ended September 30, 2010.

Net income for the nine months ended September 30, 2011 was $1.6 million, or $0.08 per share, which compares to a net loss of $50,000, or $0.00 per share, for the nine months ended September 30, 2010.

Results of Operations

Product Sales. Product sales consist primarily of revenue from the sale of hardware and software products.  Hardware products consist primarily of DSL test and diagnostics modules. Software products consist of software products, including maintenance contracts, for biometrics, medical imaging, and DSL test and diagnostics applications.

Product sales decreased 2% from $5.0 million in the third quarter of 2010 to $4.9 million in the current year quarter.  As a percentage of total revenue, product sales decreased from 82% in the third quarter of 2010 to 76% in the current year quarter.  The dollar decrease in product sales was primarily due to a $0.8 million decrease in revenue from the sale of test and diagnostic hardware, a $0.5 million decrease in revenue from the sale of test and diagnostic software, and a $1.2 million increase in revenue from the sale of biometrics software.  The $0.8 million decrease in test hardware revenue was mainly attributable to customers delaying purchases until we complete the upgrading of our hardware product line with a new DSL chipset.  The $0.5 million decrease in test software revenue was primarily due to lower sales of our LDP software because we are experiencing long sales cycles to potential service provider customers. The $1.2 million increase in revenue from the sale of biometrics software was primarily due to several larger-sized license transactions this quarter.

For the nine months ended September 30, 2011, product sales increased 3% from $13.6 million in 2010 to $14.0 million in 2011. As a percentage of total revenue, product sales decreased from 81% in the first nine months of 2010 to 75% in the corresponding period of 2011. The dollar increase in product sales was primarily due to a $0.5 million increase in revenue from the sale of biometrics software, a $0.2 million increase in revenue from the sale of test and diagnostic software, and a $0.3 million decrease in revenue from the sale of test and diagnostic hardware. The $0.5 million increase in revenue from the sale of biometrics software was primarily due to a strong third quarter in 2011 in which we had several larger-sized license transactions. The $0.2 million increase in test software revenue was driven by revenue recognized on the sale of LDP software to a European telephone company earlier in the year. The $0.3 million decrease in test hardware revenue was mainly attributable to weak third quarter 2011 sales as customers delayed purchases until we complete the upgrading of our hardware product line with a new DSL chipset.

Services. Services, which we previously called “Contract Revenue,” primarily consist of engineering service fees related to: i) our biometrics and imaging product line; ii) our DSL test and diagnostics product line; and iii) a legacy DSL silicon contract.

Services increased 99% from $0.5 million in the third quarter of 2010 to $1.0 million in the current year quarter.  As a percentage of total revenue, services increased from 8% in the third quarter of 2010 to 15% in the current year quarter.

For the nine months ended September 30, 2011, services increased 204% from $1.0 million in 2010 to $3.2 million in 2011. As a percentage of total revenue, services increased from 6% in the first nine months of 2010 to 17% in the corresponding period of 2011.

For the three and nine month periods, the dollar increase in services was primarily due to increases in revenue from the sale of biometrics engineering services. One of our strategic objectives over the last few years has been to increase revenue from biometrics engineering projects. Services revenue in the current three and nine month periods reflect initial success towards that goal. However, we are unable to predict whether services revenue will trend upward or downward in future periods as we continue to develop this business.

Royalties. Royalties consist of royalty payments we receive under legacy DSL silicon contracts.  We receive royalties from DSL silicon customers for the right to incorporate our silicon IP in their DSL chipsets.

Royalties decreased 14% from $0.6 million in the third quarter of 2010 to $0.5 million in the current year quarter. As a percentage of total revenue, royalties decreased from 10% in the third quarter of 2010 to 9% in the current year quarter.

For the nine months ended September 30, 2011, royalties decreased 27% from $2.1 million in 2010 to $1.5 million in 2011. As a percentage of total revenue, royalties decreased from 13% in the first nine months of 2010 to 8% in the corresponding period of 2011.

For the three and nine month periods, the dollar decrease in royalties was primarily due to lower DSL royalties reported to us by one of our licensees.

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

Cost of product sales decreased 37% from $1.2 million in the third quarter of 2010 to $0.8 million in the current year quarter.  As a percentage of product sales, cost of product sales decreased from 25% in the third quarter of 2010 to 16% in the current year quarter, which means that product gross margins increased from 75% to 84%.  The cost of product sales dollar decrease from $1.2 million to $0.8 million was primarily due to a $0.8 million decrease in revenue from the sale of test and diagnostic hardware.  Product gross margins increased from 75% to 84% primarily due to a higher proportion of software revenue in the product sales mix in the current year quarter.

Cost of product sales was $3.1 million for the first nine months of 2010 and 2011. As a percentage of product sales, cost of product sales decreased from 23% in the first nine months of 2010 to 22% in the corresponding period of 2011, which means that product gross margins increased from 77% to 78%. Cost of product sales was unchanged because revenue from the sale of test and diagnostic hardware was essentially unchanged in the two nine month periods of 2010 and 2011. Product gross margins increased from 77% to 78% primarily due to a slightly higher proportion of software revenue in the product sales mix in the current year nine month period.

Cost of Services. Cost of services, which we previously called "Cost of Contract Revenue," consists of engineering costs to complete customer engineering projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 101% from $206,000 in the third quarter of 2010 to $414,000 in the current year quarter.  Cost of services as a percentage of services increased from 42.3% in the third quarter of 2010 to 42.6% in the current quarter, which means that gross margins on services decreased slightly from 57.7% to 57.4%.

Cost of services increased 247% from $352,000 in the first nine months of 2010 to $1.2 million in the first nine months of 2011.  Cost of services as a percentage of services increased from 34% in the first nine months of 2010 to 38% in the corresponding period of 2011, which means that gross margins on services decreased from 66% to 62%.

For the three and nine month periods, the dollar increase in cost of services was primarily due to an increase in biometrics engineering services as described in the Services section above. The decrease in gross margins on services was primarily due to the composition of engineering services projects. In the current year periods, we worked on larger-sized projects that were slightly less profitable than the smaller-sized projects we were engaged in last year.

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

Research and development expense decreased 12% from $2.1 million in the third quarter of 2010 to $1.8 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 34% in the third quarter of 2010 to 29% in the current year quarter. The dollar decrease in research and development expense was primarily the result of two factors: i) total engineering costs decreased by $43,000, and ii) we classified $208,000 more engineering costs to cost of services in the current year quarter because engineers spent more time on customer engineering projects. The net result is the research and development expense declined by $251,000 in the current three month period.

Research and development expense decreased 10% from $6.2 million in the first nine months of 2010 to $5.6 million in the first nine months of 2011.  As a percentage of total revenue, research and development expense decreased from 37% in the first nine months of 2010 to 30% in the corresponding period of 2011. The dollar decrease in research and development expense was primarily the result of two offsetting factors: i) total engineering expenses increased by $272,000 primarily due to headcount additions and the engagement of engineering contractors; ii) which was more than offset by the classification of $869,000 more engineering costs to cost of services in the current nine month period because engineers spent more time on customer engineering projects. The net result is the research and development expense declined by approximately $597,000 in the current nine month period.

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

Sales and marketing expense was $1.0 million for the three months ended September 30, 2010 and 2011. As a percentage of total revenue, sales and marketing expense decreased from 17% in the third quarter of 2010 to 16% in the corresponding period of 2011.

For the nine months ended September 30, 2011 and 2010, sales and marketing expense was $3.15 million. As a percentage of total revenue, sales and marketing expense decreased from 19% in the first nine months of 2010 to 17% in the corresponding period of 2011.

For the three and nine month periods, unchanged sales and marketing expense reflected: 1) a stable sales and marketing organization; and 2) consistent levels of promotional activities.

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

General and administrative expense decreased 34% from $1.7 million in the third quarter of 2010 to $1.1 million in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 27% in the third quarter of 2010 to 17% in the current year quarter. The dollar decrease in general and administrative expense was primarily due to lower compensation expenses for directors and officers and lower legal fees.

General and administrative expense decreased 9% from $4.5 million in the first nine months of 2010 to $4.1 million in the first nine months of 2011. As a percentage of total revenue, general and administrative expense decreased from 27% in the first nine months of 2010 to 22% in the corresponding period of 2011. The dollar decrease in general and administrative expense was primarily due to lower compensation expenses for directors and officers and lower legal fees, which were partially offset by $0.6 million of severance expenses that were incurred upon the resignation of our former President and CEO in April 2011.

Other Income.  Other income was $100,000 and $425,000 in the three and nine month periods ended September 30, 2010, respectively. These amounts represented proceeds from a legal settlement with a former customer.

Interest Income.  Interest income decreased 56% from $28,000 in the third quarter of 2010 to $12,000 in the current year quarter.

Interest income decreased 29% from $67,000 in the first nine months of 2010 to $47,000 in the first nine months of 2011.

For the three and nine month periods, the dollar decrease was primarily due to a decline in money market interest rates.

Income Taxes.  We made no provision for income taxes in the nine months ended September 30, 2011 and 2010, except for $2,000 and $1,000 of state excise taxes on our interest income, respectively. We recorded no provision for income taxes despite net income in 2011, because we will be able to offset any annual net income with our NOL and tax credit carryforwards.

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

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $45.5 million, which represented an increase of $5.6 million from December 31, 2010. The increase in cash was primarily due to: i) $4.9 million of cash provided by operations; and ii) $1.7 million of proceeds from the issuance of common stock as a result of stock option exercises.  Increases in cash from these sources were partially offset by: i) $122,000 of cash used to purchase capital equipment; ii) $224,000 of cash used to pay withholding taxes for employees who surrendered shares of common stock in connection stock issuances; and iii) $735,000 of cash used to repurchase our stock.

We generated $4.9 million of cash from operations in the first nine months of 2011. Cash provided by operations was primarily driven by net income of $1.6 million, which was further increased by: i) non-cash adjustments of $0.3 million for depreciation and amortization and $1.1 million for stock-based compensation expense; and ii) a $1.9 million reduction of working capital.

Capital spending was primarily related to the purchase of computer hardware and laboratory equipment used principally in engineering activities.

In 2011, we issued stock in connection with various officer and employee stock grants.  We allowed grantees to surrender a portion of their shares of stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 70,336 shares of common stock, and we paid approximately $224,000 of withholding taxes on their behalf.

In July 2011 we repurchased 250,000 shares of our stock for $735,000, including commissions.

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

As of September 30, 2011, our cash and cash equivalents of $45.5 million were invested in money market accounts.  Due to the nature and short duration of these financial instruments, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio. As of September 30, 2011, we had no investments that matured in more than twelve months.  We do not use derivative financial instruments for speculative or trading purposes.

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

ITEM 2:
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	250,000(1)	$2.90(1)	-	$-
August 1, 2011 to August 31, 2011	-	-	-	$-
September 1, 2011 to September 30, 2011	-	-	-	$-

(1)
During July 2011, we purchased 250,000 shares of our common stock at a price of $2.90 per share from a shareholder in a privately negotiated transaction.  In addition, we paid a broker commission of 4 cents per share in connection with the transaction.

ITEM 6:
Exhibits

(a)  Exhibits

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

AWARE, INC.

Date: October 27, 2011	By:	/s/Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President General Counsel

Date: October 27, 2011	By:	/s/Richard P. Moberg,
Richard P. Moberg,
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)