Form 10-Q
period 2012-03-31
AWARE INC /MA/
filed 2012-05-03
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended March 31, 2012

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
Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of April 27, 2012:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	21,129,232 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$48,444	$46,577
Accounts receivable, net	3,448	3,546
Inventories	421	547
Prepaid expenses and other current assets	256	213
Total current assets	52,569	50,883

Property and equipment, net	6,156	6,232
Investments	546	727
Other assets, net	5	9
Total assets	$59,276	$57,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$271	$399
Accrued expenses	127	121
Accrued compensation	755	868
Accrued professional	224	109
Deferred revenue	1,348	1,317
Total current liabilities	2,725	2,814

Long-term deferred revenue	370	462

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 20,785,532 as of March 31, 2012 and 20,622,889 as of December 31, 2011	208	206
Additional paid-in capital	79,939	79,512
Accumulated other comprehensive gain (loss)	39	(20)
Accumulated deficit	(24,005)	(25,123)
Total stockholders’ equity	56,181	54,575

Total liabilities and stockholders’ equity	$59,276	$57,851

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenue:
Product sales	$4,550	$5,078
Services	693	829
Royalties	491	451
Total revenue	5,734	6,358

Costs and expenses:
Cost of product sales	460	1,220
Cost of services	356	357
Research and development	1,753	1,961
Selling and marketing	1,138	1,051
General and administrative	985	1,197
Total costs and expenses	4,692	5,786

Income from operations	1,042	572
Other income	26	-
Interest income	52	20

Income before provision for income taxes	1,120	592
Provision for income taxes	2	2

Net income	1,118	590

Other comprehensive income, net of $0 tax:
Unrealized gains on available for sale securities	59	-
Comprehensive income	$1,177	$590

Net income per share – basic	$0.05	$0.03
Net income per share – diluted	$0.05	$0.03

Weighted-average shares – basic	20,724	20,219
Weighted-average shares - diluted	20,928	20,828

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$1,118	$590
Adjustments to reconcile net income to net cash provided from (used) in operating activities:
Depreciation and amortization	113	124
Stock-based compensation	147	303
Amortization of discount on investments	(13)	-
Gain on sale of investments	(26)	-
Changes in assets and liabilities:
Accounts receivable	98	(1,152)
Inventories	126	182
Prepaid expenses and other current assets	(43)	(167)
Accounts payable	(128)	138
Accrued expenses, compensation, and professional	8	(496)
Deferred revenue	(61)	162
Net cash provided by (used in) operating activities	1,339	(316)

Cash flows from investing activities:
Purchases of property and equipment	(33)	(56)
Sales of investments	279	-
Net cash provided by (used in) investing activities	246	(56)

Cash flows from financing activities:
Proceeds from issuance of common stock	320	477
Shares surrendered by employees to pay taxes related to unrestricted stock	(38)	(39)
Net cash provided by financing activities	282	438

Increase in cash and cash equivalents	1,867	66
Cash and cash equivalents, beginning of period	46,577	39,949

Cash and cash equivalents, end of period	$48,444	$40,015

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)
Basis of Presentation. The accompanying unaudited consolidated balance sheet, statements of comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2012, and of operations and cash flows for the interim periods ended March 31, 2012 and 2011.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  We filed audited financial statements which included all information and notes necessary for such presentation for the three years ended December 31, 2011 in conjunction with our 2011 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The results of operations for the interim period ended March 31, 2012 are not necessarily indicative of the results to be expected for the year.

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

Our cash and cash equivalents, which primarily include money market funds, were $48.4 million and $46.6 million as of March 31, 2012 and December 31, 2011, respectively. We classified our cash and cash equivalents within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $0.5 million and $0.7 million of available-for-sale investments as of March 31, 2012 and December 31, 2011, respectively.

C)
Inventories. Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventories consist primarily of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$285	$339
Finished goods	136	208
Total	$421	$547

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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011

Net income	$1,118	$590

Weighted-average common shares outstanding	20,724	20,219
Additional dilutive common stock equivalents	204	609
Diluted shares outstanding	20,928	20,828

Net income per share – basic	$0.05	$0.03
Net income per share – diluted	$0.05	$0.03

For the three month periods ended March 31, 2012 and 2011, options to purchase 1,720,250 and 2,905,172 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2012	2011

Cost of product sales	$1	$2
Cost of services	6	9
Research and development	37	67
Selling and marketing	78	22
General and administrative	25	203
Stock-based compensation expense	$147	$303

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

Stock Option, SAR, and Unrestricted Stock Grant Activity. The following summarizes stock-based grant activity in the three months ended March 31, 2012 and 2011.

●
Stock options and SARS – We granted stock options for 25,000 and 0 shares in the three month periods ended March 31, 2012 and 2011, respectively. No SARs were granted in the three month periods ended March 31, 2012 and 2011.

●
Unrestricted Stock Grants - In July 2010, we granted 575,443 shares of stock to directors, officers and employees of which 111,163 shares were issued immediately and 464,280 shares were to be issued in four equal increments on December 31, 2010, June 30, 2011, December 31, 2011, and June 30, 2012; provided that grantees remain employed on each of those dates.  We expensed $94,000 and $146,000 of stock-based compensation expense related to this grant in the three months ended March 31, 2012 and 2011, respectively.

Shares issued in connection with the July 2010 stock grant were as follows in the three month periods ended March 31, 2012 and 2011:

●
Three months ended March 31, 2012 - We issued 76,906 shares on January 3, 2012 to officers and employees who were employed on December 31, 2011. Grantees were allowed to surrender a portion of their stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 12,153 shares of common stock and the Company paid approximately $36,000 of withholding taxes on their behalf. After the share surrender, 64,753 net shares of common stock were issued.

●
Three months ended March 31, 2011 - We issued 115,682 shares on January 4, 2011 to officers and employees who were employed on December 31, 2010. Grantees surrendered 13,721 shares of common stock and the Company paid approximately $39,000 of withholding taxes on their behalf. After the share surrender, 101,961 net shares of common stock were issued.

Based on a March 31, 2012 employee census, the total remaining stock-based compensation charge associated with the July 2010 grant in the three months ended June 30, 2012 is expected to be approximately $94,000.

F)	Business Segments. We organize ourselves into multiple segments reporting to the chief operating decision makers. Results of operations for our reportable segments were (in thousands):

	Segments
	Biometrics	DSL Service		Total
	& Imaging	Assurance	Corporate	Company
Three Months Ended March 31, 2012
Revenue	$3,670	$1,573	$491	$5,734

Income (loss) from operations	1,717	(308)	(367)	1,042
Other income			26	26
Interest income			52	52
Income before provision for income taxes				1,120
Provisions for income taxes			(2)	(2)
Net income				$1,118

Three Months Ended March 31, 2011
Revenue	$2,905	$3,002	$451	$6,358

Income (loss) from operations	1,027	(48)	(407)	572
Interest income			20	20
Income before provision for income taxes				592
Provisions for income taxes			(2)	(2)
Net income				$590

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended
	March 31,
	2012	2011

United States	$3,460	$3,645
Rest of World	2,274	2,713
	$5,734	$6,358

There were no single foreign countries from which we derived revenue that accounted for 10% or more of our total revenue in the three months ended March 31, 2012 and 2011.

G)
Income Taxes. As of December 31, 2011, we had federal net operating loss (“NOLs”) and research and experimentation credit carryforwards of approximately $51.4 million and $13.6 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2012 through 2031.  In addition, at December 31, 2011, we had approximately $9.3 million and $7.4 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2012 through 2026.

We have recorded a full valuation allowance against our deferred tax assets because based on all the available evidence, we continue to believe that it is more likely than not that our deferred tax assets are not currently realizable.  In reaching this determination, we evaluated our three-year cumulative results as well as the impact that current economic conditions may have on our future results.

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

We did not record a provision for federal income taxes in the three months ended March 31, 2012 and 2011 due to tax net operating losses and the uncertainty of the timing of profitability in future periods. However, in both three month periods in 2012 and 2011 we paid immaterial amounts of state excise taxes.

H)
Recent Accounting Pronouncements.  We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In May 2011, the Financial Accounting Standards Board issued guidance that changed the requirement for presenting “Comprehensive Income” in the consolidated financial statements. The update requires an entity to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The currently available option to disclose the components of other comprehensive income within the statement of stockholders’ equity is no longer available. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We adopted the standard on January 1, 2012.  The adoption of the standard had no impact on our financial position or results of operations, but resulted in a change in the presentation of our basic consolidated financial statements.

I)
Variable Interest Entity. We have a patent arrangement with a third party that we classify as a variable interest entity. We have no equity interest and are not contractually obligated to fund this entity; therefore our maximum exposure to loss as a result of our involvement with this entity is zero. We may receive royalties in the future if certain conditions are met.

We are not the primary beneficiary of this entity because of shared power. Therefore, we do not consolidate this entity’s financial results into our financial statements.  The significant factors used to determine shared power were the contractual provisions within the arrangement that do not provide us with the power to direct the activities that most significantly impact the economic performance of the entity.  The carrying amount of the assets and liabilities of this entity in our balance sheet is zero. This arrangement had no impact on our results of operations, financial position or cash flows, including the three month periods ended March 31, 2012 and 2011.

J)
DSL Service Assurance Hardware Exit.  In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line because historically this has not been a profitable product line for the company. We will continue to build and ship DSL service assurance hardware products to fulfill customer orders that were received as of the date of the shutdown notice. DSL hardware revenue and expenses will continue in 2012 until we complete the shutdown, which we anticipate will be on or about June 30, 2012.

We estimate that exiting this product line will produce a small amount of operating income in the first six months of 2012. This estimated income consists of revenue from final hardware shipments less the following costs: i) cost of goods sold, ii) engineering and sales expenses to support final product shipments, and iii) one-time costs related to the shutdown of approximately $282,000, the majority of which are severance and employee-related costs.  In the three months ended March 31, 2012, we incurred approximately $181,000 of shutdown costs, and we anticipate that we will incur the remaining $101,000 of such costs in the three months ended June 30, 2012. In the three months ended March 31, 2012, $181,000 of shutdown costs were included in the following lines of the statement of comprehensive income: i) cost of product sales; ii) research and development; and iii) general and administrative.

Exit cost activities as of and for the period March 31, 2012 were as follows (in thousands):

	Balance			Balance
	December			March
	31, 2011	Expense	Utilization	31, 2012

Exit costs	$0	$181	$104	$77

K)	Subsequent Events. There were two material events that occurred after March 31, 2012.

As we previously disclosed, our board of directors has been considering strategic options with respect to the monetization of a significant portion of our patent portfolio.  On April 27, 2012, we announced that we entered into an agreement to sell patents pertaining to wireless technology for $75 million. We currently anticipate that this transaction will close during our second quarter ended June 30, 2012; provided all closing conditions have been met and any applicable regulatory approvals have been obtained.  The proceeds from the sale will be reduced by certain transaction costs, including legal fees.  We continue to have a full valuation allowance against our deferred tax assets, but we expect with the closing of this transaction to be able to use our deferred tax assets to substantially or completely offset taxable income attributable to this transaction. Once the transaction closes, we will also consider whether it is still not more likely than not that we will be able to realize our remaining deferred tax assets.

We intend to continue to pursue patent monetization alternatives for certain other patents remaining in our patent portfolio. We are unable to predict the size or the timing of any future potential transactions involving such patents or whether such transactions will be completed. We believe that the sale of wireless patents will have no material impact on our biometrics and imaging and DSL service assurance product lines, which we will continue after the patent sale.

On April 27, 2012, we announced that our board of directors had declared a special cash dividend of $1.15 per share, or approximately $24 million in total. The dividend will be paid on May 25, 2012 to shareholders of record as of May 11, 2012.  The board of directors determined that our current cash balances exceed our capital requirements and decided to return cash to shareholders.

ITEM 2:
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business. Further, there can be no assurance as to the timing of possible transactions with respect to our patent portfolio or whether such transactions will be completed.

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

DSL Service Assurance. Our DSL service assurance products consist of DSL software and hardware products that are used by telephone companies to improve the quality of their DSL service offerings. We sell our DSL service assurance software products through OEMs and directly to telephone companies. Our DSL service assurance hardware products are typically sold to OEMs that incorporate our modules into their automated testhead and handheld test equipment. Our OEM customers sell their equipment to telephone companies.

In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line. We will continue to build and ship DSL service assurance hardware products to fulfill customer orders that were received as of the date of the shutdown notice. DSL hardware revenue and expenses will continue in 2012 until we complete the shutdown, which we anticipate will be on or about June 30, 2012.

We estimate that exiting this product line will produce a small amount of operating income in the first six months of 2012. This estimated income consists of revenue from final hardware shipments less the following costs: i) cost of goods sold, ii) engineering and sales expenses to support final product shipments, and iii) one-time costs related to the shutdown of approximately $282,000, the majority of which are severance and employee-related costs.

In the three months ended March 31, 2012, revenue and expenses directly attributable to the DSL service assurance hardware product line were $0.8 million and $0.8 million, respectively. Direct expenses included cost of goods sold, engineering, sales expenses, and approximately $181,000 of shutdown costs. In the three months ended March 31, 2011, revenue and expenses directly attributable to the DSL service assurance hardware product line were $1.75 million and $1.8 million, respectively.

Notwithstanding our decision to exit the DSL service assurance hardware business, we remain committed to developing our LDP software product and growing our DSL service assurance software business.  There are essentially no technological or market dependencies between our DSL service assurance hardware and software product lines.

Patent Management. As we previously disclosed, our board of directors has been considering strategic options with respect to the monetization of a significant portion of our patent portfolio.

On April 27, 2012, we announced that we entered into an agreement to sell patents pertaining to wireless technology for $75 million. We intend to continue to pursue patent monetization alternatives for certain other patents remaining in our patent portfolio. We are unable to predict the size or the timing of any future potential transactions involving such patents or whether such transactions will be completed.

There were no patent related fees in our results of operations for the three months ended March 31, 2012 and 2011.

Prior to November 2009, we were also a supplier of DSL silicon intellectual property to the semiconductor industry. We continue to receive royalties from two customers that use our DSL silicon IP in their DSL chipsets.

Summary of Financial Results

Net income for the three months ended March 31, 2012 was $1.1 million, or $0.05 per share, which compares to net income of $590,000, or $0.03 per share, for the three months ended March 31, 2011.

Higher net income in the first quarter of 2012 was primarily a result of: i) a greater proportion of software revenue in product sales, which is more profitable than hardware revenue; ii) lower expenses in our DSL service assurance engineering organization; and iii) lower CEO related expenses because our former CEO, who resigned on April 1, 2011, was replaced with existing members of senior management.

Results of Operations

Product Sales. Product sales consist primarily of revenue from the sale of hardware and software products.  Hardware products consist primarily of DSL service assurance modules. Software products consist of software products, including maintenance contracts, for biometrics, medical imaging, and DSL service assurance applications.

Product sales decreased 10% from $5.1 million in the first quarter of 2011 to $4.6 million in the current year quarter.  As a percentage of total revenue, product sales decreased from 80% in the first quarter of 2011 to 79% in the current year quarter.  The dollar decrease in product sales was primarily due to a $0.9 million decrease in revenue from the sale of DSL service assurance hardware and a $0.5 million decrease in revenue from the sale of DSL service assurance software.  Revenue decreases from these products were partially offset by a $0.9 million increase in revenue from the sale of biometrics and imaging software.

The $0.9 million decrease in hardware revenue was mainly attributable to our Board of Director’s decision in January 2012 to shutdown our DSL service assurance hardware product line. Revenue attributable to this product line was $0.83 million and $1.75 million in the three months ended March 31, 2012 and 2011, respectively. We will continue to build and ship DSL service assurance hardware products until we fulfill last time buy customer orders.  Our aim is to conclude such hardware shipments on or about June 30, 2012. If we successfully meet that date, then revenue from DSL service assurance hardware products will be zero to insignificant after that point in time.

The $0.5 million decrease in DSL service assurance software revenue was primarily due to a larger sale of our LDP software from which we recognized revenue in the first quarter of 2011.  There were no LDP sales of this magnitude in the current year quarter.

The $0.9 million increase in revenue from the sale of biometrics and imaging software was primarily due to a strong quarter by our biometrics and imaging group that was driven by several larger-sized license transactions.

Services. Services primarily consist of engineering service fees related to: i) our biometrics and imaging product line; ii) our DSL service assurance product line; and iii) a legacy DSL silicon contract.

Services decreased 16% from $0.8 million in the first quarter of 2011 to $0.7 million in the current year quarter.  As a percentage of total revenue, services decreased from 13% in the first quarter of 2011 to 12% in the current year quarter. The dollar decrease in services was primarily due to lower revenue from the sale of biometrics engineering services. While we are attempting to grow our biometrics services business, we were engaged in fewer larger projects in the first quarter of 2012 compared to the first quarter of 2011. Notwithstanding our intentions to grow this business, we are unable to predict whether services revenue will trend upward or downward in future periods as we continue to develop this business.

Royalties. Royalties consist of royalty payments we receive under legacy DSL silicon contracts.  We receive royalties from DSL silicon customers for the right to incorporate our silicon IP in their DSL chipsets.

Royalties increased 9% from $452,000 in the first quarter of 2011 to $491,000 in the current year quarter. As a percentage of total revenue, royalties increased from 7% in the first quarter of 2011 to 9% in the current year quarter.  The dollar increase in royalties was primarily due to higher DSL royalties reported to us by one of our licensees.

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

Cost of product sales decreased 62% from $1.2 million in the first quarter of 2011 to $0.5 million in the current year quarter.  As a percentage of product sales, cost of product sales decreased from 24% in the first quarter of 2011 to 10% in the current year quarter, which means that product gross margins increased from 76% to 90%.  The cost of product sales dollar decrease from $1.2 million to $0.5 million was primarily due to a $0.9 million decrease in revenue from the sale of DSL service assurance hardware.  Product gross margins increased from 76% to 90% primarily due to a higher proportion of software revenue in the product sales mix in the current year quarter.

Cost of Services. Cost of services consists of engineering costs to complete customer engineering projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services was essentially unchanged at $357,000 in the first quarter of 2011 as compared to $356,000 in the current year quarter.  Cost of services as a percentage of services increased from 43% in the first quarter of 2011 to 51% in the current quarter, which means that gross margins on services decreased from 57% to 49%. The decrease in gross margins on services was primarily due to the mix of engineering service projects. The profitability of service revenue is affected by the size and profitability of individual customer projects that comprise revenue in any particular quarter.

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

Research and development expense decreased 11% from $1.96 million in the first quarter of 2011 to $1.75 million in the current year quarter. As a percentage of total revenue, research and development expense decreased from 31% in the first quarter of 2011 to 30% in the current year quarter.

In the quarter ended March 31, 2012, our total engineering costs were $2.1 million, of which we classified $1.75 million to research and development cost and $356,000 to cost of services based on the time spent on each activity.  In the quarter ended March 31, 2011, our total engineering costs were $2.3 million, of which we classified $1.96 million to research and development cost and $357,000 to cost of services.  The $0.2 million reduction of research and development expense in the first quarter of 2012 was primarily due to lower spending in our DSL service assurance engineering organization, which was driven by headcount attrition in the latter half of 2011.  The decision to exit the DSL hardware business did not have a material impact on research and development expenses in the current quarter as the cost savings from headcount reductions was essentially offset by severance payments to those employees.  Lower spending in our DSL service assurance engineering organization was partially offset by increased spending in our biometrics and imaging engineering organization as a result of headcount additions.

Our research and development activities are focused primarily on developing biometrics and imaging software, and DSL service assurance software.

Selling and Marketing Expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense was $1.1 million for the three months ended March 31, 2011 and 2012. As a percentage of total revenue, sales and marketing expense increased from 17% in the first quarter of 2011 to 20% in the corresponding period of 2012. Unchanged sales and marketing expense reflected: 1) a stable sales and marketing organization; and 2) consistent levels of promotional activities. The decision to exit the DSL hardware business did not have a material impact on selling and marketing expense in the current quarter because the one employee involved in DSL hardware remained with the company and will transition into the biometrics and imaging sales organization once the shutdown is complete.

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

General and administrative expense decreased 18% from $1.2 million in the first quarter of 2011 to $1.0 million in the current year quarter. As a percentage of total revenue, general and administrative expense decreased from 19% in the first quarter of 2011 to 17% in the current year quarter. The dollar decrease in general and administrative expense was primarily due to the resignation of our former CEO on April 1, 2011. His position was filled by existing members of senior management, which obviated the need to compensate a replacement CEO.

Other Income.  We recorded $26,000 of other income in the first quarter of 2012.  This amount represented a realized gain on the sale of high yield bond investments.

Interest Income.  Interest income increased 165% from $20,000 in the first quarter of 2011 to $52,000 in the current year quarter.  The dollar increase was primarily due to interest we received from several high yield bonds we purchased in fourth quarter of 2011.

Income Taxes.  We made no provision for income taxes in the three months ended March 31, 2012 and 2011, except for $2,000 of state excise taxes on our interest income in both periods.  We recorded no provision for income taxes despite net income in the three months ended March 31, 2012, because we will be able to offset any annual net income with our NOL and tax credit carryforwards.

As of December 31, 2011, we had federal NOLs and research and experimentation credit carryforwards of approximately $51.4 million and $13.6 million respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2012 through 2031.  In addition, at December 31, 2011, we had approximately $9.3 million and $7.4 million of state net operating losses and state research and development and investment tax carryforwards, respectively, which expire at various dates from 2012 through 2026.

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

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $48.4 million, which represented an increase of $1.9 million from December 31, 2011. The increase in cash was primarily due to: i) $1.3 million of cash provided by operations; ii) $0.3 million of proceeds from the issuance of common stock as a result of stock option exercises; and iii) $0.3 million from the sale of investments.  Increases in cash from these sources were partially offset by: i) $33,000 of cash used to purchase capital equipment; and ii) $36,000 of cash used to pay withholding taxes for employees who surrendered shares of common stock in connection stock issuances.

Capital spending was primarily related to the purchase of computer hardware used principally in engineering activities.

In the three months ended March 31, 2012, we issued stock in connection with officer and employee stock grants.  We allowed grantees to surrender a portion of their shares of stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 12,153 shares of common stock, and we paid approximately $36,000 of withholding taxes on their behalf.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.  On April 27, 2012, we announced that our board of directors had declared a special cash dividend of $1.15 per share, or approximately $24 million in total. The dividend will be paid on May 25, 2012 to shareholders of record as of May 11, 2012.  The board of directors determined that our current cash balances exceed our capital requirements and decided to return cash to shareholders.

Recent Accounting Pronouncements

See Note H to our Consolidated Financial Statements in Item 1.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at March 31, 2012 consisted of two elements:

1.
Cash and cash equivalents. As of March 31, 2012, our cash and cash equivalents of $48.4 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of March 31, 2012, our investments of $0.5 million were invested in high yield bonds with one corporate debt issuer. These bonds mature in 2015.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and approximate 3.5 year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 1A:
Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

ITEM 4:
Mine Safety Disclosures

Not applicable.

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

AWARE, INC.

Date: May 3, 2012	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President General Counsel

Date: May 3, 2012	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)