Form 10-Q
period 2012-06-30
AWARE INC /MA/
filed 2012-08-02
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended June 30, 2012

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
Large Accelerated Filer ☐    Accelerated Filer ☒   Non-Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 25, 2012:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,328,737 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$101,058	$46,577
Accounts receivable, net	4,317	3,546
Inventories	265	547
Prepaid expenses and other current assets	238	213
Total current assets	105,878	50,883

Property and equipment, net	6,064	6,232
Investments	-	727
Other assets, net	1	9
Total assets	$111,943	$57,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$543	$399
Accrued expenses	114	121
Accrued compensation	1,049	868
Accrued professional	226	109
Accrued income taxes	4,083	-
Deferred revenue	1,715	1,317
Total current liabilities	7,730	2,814

Long-term deferred revenue	358	462

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,260,377 as of June 30, 2012 and 20,622,889 as of December 31, 2011	223	206
Additional paid-in capital	98,218	79,512
Accumulated other comprehensive loss	-	(20)
Retained earnings (accumulated deficit)	5,414	(25,123)
Total stockholders’ equity	103,855	54,575

Total liabilities and stockholders’ equity	$111,943	$57,851

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue:
Product sales	$4,027	$3,997	$8,578	$9,075
Services	683	1,375	1,375	2,204
Royalties	624	541	1,115	993
Total revenue	5,334	5,913	11,068	12,272

Costs and expenses:
Cost of product sales	830	1,087	1,290	2,308
Cost of services	361	450	717	807
Research and development	1,653	1,810	3,406	3,770
Selling and marketing	1,046	1,060	2,184	2,111
General and administrative	1,075	1,789	2,060	2,986
Total costs and expenses	4,965	6,196	9,657	11,982

Income (loss) from operations	369	(283)	1,411	290
Gain on sale of patent assets	71,226	-	71,226	-
Other income	59	-	85	-
Interest income	40	16	92	35

Income (loss) before provision for income taxes	71,694	(267)	72,814	325
Provision for income taxes	16,768	-	16,770	2

Net income (loss)	$54,926	($267)	$56,044	$323

Other comprehensive income, net of $0 tax:
Unrealized gains (loss) on available for sale securities	(39)	-	20	-
Comprehensive income (loss)	$54,887	($267)	$56,064	$323

Net income (loss) per share – basic	$2.52	($0.01)	$2.64	$0.02
Net income (loss) per share – diluted	$2.49	($0.01)	$2.60	$0.02

Weighted average shares – basic	21,757	20,700	21,241	20,461
Weighted average shares - diluted	22,099	20,700	21,583	20,821

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$56,044	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235	244
Stock-based compensation	278	885
Gain on sale of patent assets	(71,226)	-
Excess tax benefits from stock-based compensation	12,684	-
Amortization of discount on investments	(24)	-
Gain on sale of investments	(85)	-
Provision for doubtful accounts	4	-
Changes in assets and liabilities:
Accounts receivable	(775)	(105)
Inventories	282	450
Prepaid expenses and other current assets	(25)	(5)
Accounts payable	144	86
Accrued expenses, compensation, and professional	291	(443)
Accrued income taxes	4,083	-
Deferred revenue	294	406
Net cash provided by operating activities	2,204	1,841

Cash flows from investing activities:
Purchases of property and equipment	(59)	(88)
Sales of investments	855	-
Proceeds from sale of patent assets, net	71,226	-
Net cash provided by (used in) investing activities	72,022	(88)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,798	1,684
Payment of dividends	(25,506)	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(37)	(154)
Net cash provided by (used in) financing activities	(19,745)	1,530

Increase in cash and cash equivalents	54,481	3,283
Cash and cash equivalents, beginning of period	46,577	39,949

Cash and cash equivalents, end of period	$101,058	$43,232

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)
Basis of Presentation. The accompanying unaudited consolidated balance sheet, statements of comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2012, and of operations and cash flows for the interim periods ended June 30, 2012 and 2011.

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

The results of operations for the interim period ended June 30, 2012 are not necessarily indicative of the results to be expected for the year.

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

Our cash and cash equivalents, which primarily include money market funds, were $101.1 million and $46.6 million as of June 30, 2012 and December 31, 2011, respectively. We classified our cash and cash equivalents within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $0.7 million of available-for-sale investments as of December 31, 2011.

C)
Inventories. Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventories consist primarily of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$127	$339
Finished goods	138	208
Total	$265	$547

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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$54,926	($267)	$56,044	$323

Weighted-average common shares outstanding	21,757	20,700	21,241	20,461
Additional dilutive common stock equivalents	342	-	342	360
Diluted shares outstanding	22,099	20,700	21,583	20,821

Net income (loss) per share – basic	$2.52	($0.01)	$2.64	$0.02
Net income (loss) per share – diluted	$2.49	($0.01)	$2.60	$0.02

For the three month period ended June 30, 2011 potential common stock equivalents of 286,803 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive.

For the three month periods ended June 30, 2012 and 2011, options to purchase 826,004 and 2,927,451 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  For the six month periods ended June 30, 2012 and 2011, options to purchase 1,034,754 and 2,322,772 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Cost of product sales	$1	$2	$1	$4
Cost of services	6	10	12	19
Research and development	36	64	73	131
Selling and marketing	57	22	135	44
General and administrative	31	484	57	687
Stock-based compensation expense	$131	$582	$278	$885

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

Stock Option, SAR, and Unrestricted Stock Grant Activity. The following summarizes stock-based grant activity in 2012 and 2011.

●
Stock options and SARS – We granted stock options for 25,000 and 0 shares in the three months ended June 30, 2012 and 2011, respectively. We granted stock options for 50,000 and 0 shares in the six months ended June 30, 2012 and 2011, respectively. No SARs were granted in the three and six month periods ended June 30, 2012 and 2011.

●
Unrestricted Stock Grants - In July 2010, we granted 575,443 shares of stock to directors, officers and employees of which 111,163 shares were issued immediately and 464,280 shares were to be issued in four equal increments on December 31, 2010, June 30, 2011, December 31, 2011, and June 30, 2012; provided that grantees remain employed on each of those dates.  We expensed $94,000 and $100,000 of stock-based compensation expense related to this grant in the three months ended June 30, 2012 and 2011, respectively. We expensed $189,000 and $246,000 of stock-based compensation expense related to this grant in the six months ended June 30, 2012 and 2011, respectively.

Shares issued in connection with the July 2010 stock grant were as follows in the six month periods ended June 30, 2012 and 2011:

●
Six months ended June 30, 2012 - We issued 76,906 shares on January 3, 2012 to officers and employees who were employed on December 31, 2011. Grantees were allowed to surrender a portion of their stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 12,153 shares of common stock and the Company paid approximately $36,000 of withholding taxes on their behalf. After the share surrender, 64,753 net shares of common stock were issued.

On July 2, 2012, we issued the final installment of shares related to the July 2010 stock grant to officers and employees who were employed on June 30, 2012.  We issued a total of 74,668 shares less 21,288 shares surrendered by employees for withholding taxes.  After the share surrender, 53,380 net shares of common stock were issued.

●
Six months ended June 30, 2011 - We issued 115,682 shares on January 4, 2011 to officers and employees who were employed on December 31, 2010. Grantees surrendered 13,721 shares of common stock and the Company paid approximately $39,000 of withholding taxes on their behalf. After the share surrender, 101,961 net shares of common stock were issued.

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

F)	Business Segments. We organize ourselves into multiple segments reporting to the chief operating decision makers. Results of operations for our reportable segments were (in thousands):

	Segments
	Biometrics	DSL Service		Total
	& Imaging	Assurance	Corporate	Company
Three Months Ended June 30, 2012
Revenue	$2,890	$1,820	$624	$5,334

Income (loss) from operations	897	(262)	(266)	369
Gain on sale of patent assets			71,226	71,226
Other income			59	59
Interest income			40	40
Income before provision for income taxes				71,694
Provisions for income taxes			(16,768)	(16,768)
Net income				$54,926

Three Months Ended June 30, 2011
Revenue	$2,950	$2,422	$541	$5,913

Income (loss) from operations	1,038	(420)	(901)	(283)
Interest income			16	16
Loss before provision for income taxes				(267)
Provisions for income taxes				-
Net loss				($267)

	Segments
	Biometrics	DSL Service		Total
	& Imaging	Assurance	Corporate	Company
Six Months Ended June 30, 2012
Revenue	$6,560	$3,393	$1,115	$11,068

Income (loss) from operations	2,614	(570)	(633)	1,411
Gain on sale of patent assets			71,226	71,226
Other income			85	85
Interest income			92	92
Income before provision for income taxes				72,814
Provisions for income taxes			(16,770)	(16,770)
Net income				$56,044

Six Months Ended June 30, 2011
Revenue	$5,855	$5,425	$992	$12,272

Income (loss) from operations	2,065	(468)	(1,307)	290
Interest income			35	35
Income before provision for income taxes				325
Provisions for income taxes			(2)	(2)
Net income				$323

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

United States	$3,571	$2,969	$7,030	$6,614
Rest of World	1,763	2,944	4,038	5,658
	$5,334	$5,913	$11,068	$12,272

There were no single foreign countries from which we derived revenue that accounted for 10% or more of our total revenue in the three or six month periods ended June 30, 2012 and 2011.

G)	Statement of Stockholders’ Equity. A statement of changes in stockholders’ equity for the six month period ended June 30, 2012 is as follows:

				Accumulated	Retained
			Additional	Other	Earnings/	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balance at December 31, 2011	20,623	$206	$79,512	($20)	($25,123)	$54,575

Exercise of common stock options	1,570	16	5,770			5,786
Issuance of unrestricted stock	77	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(12)		(37)			(37)
Issuance of common stock under employee stock purchase plan	2		12			12
Stock-based compensation expense			278			278
Tax benefits from stock-based awards			12,684			12,684
Dividend payment					(25,507)	(25,507)
Accumulated other comprehensive loss				20		20
Net income					56,044	56,044

Balance at June 30, 2012	22,260	$223	$98,218	$-	$5,414	$103,855

H)
Recent Accounting Pronouncements.  We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

As of the date of this report, new pronouncements issued, but not effective until after June 30, 2012, are not expected to have a material impact on our financial condition, results of operations, or disclosures.

I)
Sale of Patent Assets.  On April 26, 2012, we entered into an agreement to sell the portion of our patent portfolio pertaining to wireless technology for $75 million. The transaction closed on June 21, 2012.  The proceeds from the sale were reduced by $3.8 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.

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

J)
Income Taxes.  The gain on sale of patent assets was primarily responsible for producing $72.8 million of income before taxes in the six month period ended June 30, 2012. We used a significant portion our deferred tax assets available as of June 30, 2012 to reduce income taxes on year-to-date pre-tax earnings. Consequently, we recorded a $4.1 million income tax liability as of June 30, 2012, which consisted of $3.1 million of federal income taxes and $1.0 million of state income taxes.

A substantial portion of the deferred tax assets we utilized comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the three months ended June 30, 2012, the tax benefits from such stock-based awards were $12.7 million, which we recorded as an equity adjustment to additional paid-in capital. After the equity adjustment, we recorded $16.8 million of income tax expense in the statement of comprehensive income during the three months ended June 30, 2012.  The $16.8 million income tax expense consists of the $4.1 million current income tax liability plus the $12.7 million non-cash adjustment that was recorded to equity.

We continue to record a full valuation allowance against our remaining deferred tax assets because based on all the available evidence, we continue to believe that it is more likely than not that our deferred tax assets are not currently realizable.  In reaching this determination, we evaluated our three-year cumulative results as well as the impact that current economic conditions may have on our future results.

We will continue to assess the level of valuation allowance required in future periods. Should more positive than negative evidence regarding the realizability of tax assets exist at a future point in time, the valuation allowance may be reduced or eliminated altogether.

K)
Dividends.  In April 2012, our board of directors declared a special cash dividend of $1.15 per share. The dividend was paid on May 25, 2012 to shareholders of record as of May 11, 2012.  The total amount of the dividend paid was $25.5 million.

L)
Variable Interest Entity. We have a patent arrangement with a third party that we classify as a variable interest entity. We have no equity interest and are not contractually obligated to fund this entity; therefore our maximum exposure to loss as a result of our involvement with this entity is zero. We may receive royalties in the future if certain conditions are met.

We are not the primary beneficiary of this entity because of shared power. Therefore, we do not consolidate this entity’s financial results into our financial statements.  The significant factors used to determine shared power were the contractual provisions within the arrangement that do not provide us with the power to direct the activities that most significantly impact the economic performance of the entity.  The carrying amount of the assets and liabilities of this entity in our balance sheet is zero. This arrangement had no impact on our results of operations, financial position or cash flows, including the three and six month periods ended June 30, 2012 and 2011.

M)
DSL Service Assurance Hardware Exit.  In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line. We will continue to build and ship DSL service assurance hardware products to fulfill customer orders that were received as of the date of the shutdown notice. DSL hardware revenue and expenses will continue in 2012 until we complete the shutdown, which we currently anticipate will be during the third quarter of 2012.

We estimate that exiting this product line will produce a small amount of operating income in the first nine months of 2012. This estimated income consists of revenue from final hardware shipments less the following costs: i) cost of goods sold, ii) engineering and sales expenses to support final product shipments, and iii) one-time costs related to the shutdown of approximately $282,000, the majority of which are severance and employee-related costs.  In the three and six months ended June 30, 2012, we incurred approximately $181,000 and $101,000 of shutdown costs, respectively. In the three and six months ended June 30, 2012, a total of $282,000 of shutdown costs were included in the following lines of the statement of comprehensive income: i) cost of product sales; ii) research and development; and iii) general and administrative.

Exit cost activities for the three month periods ended March 31, 2012 and June 30, 2012 were as follows (in thousands):

	Balance			Balance			Balance
	December			March			June
	31, 2011	Expense	Utilization	31, 2012	Expense	Utilization	30, 2012

Exit costs	$0	$181	$104	$77	$101	-	$178

ITEM 2:
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business. Further, there can be no assurance as to the timing of possible transactions with respect to our patent portfolio or whether such transactions will be completed.

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

In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line. We will continue to build and ship DSL service assurance hardware products to fulfill customer orders that were received as of the date of the shutdown notice. DSL hardware revenue and expenses will continue in 2012 until we complete the shutdown, which currently we anticipate will be in the third quarter of 2012.

We estimate that exiting this product line will produce a modest amount of operating income in the first nine months of 2012. DSL hardware operating income consisted of revenue from final hardware shipments less the following direct costs: i) cost of goods sold, ii) engineering and sales expenses to support final product shipments, and iii) one-time costs related to the shutdown, the majority of which were severance and employee-related costs. Shutdown costs of $101,000 and $282,000 were included in expenses for the three and six month periods ended June 30, 2012, respectively.

Revenue and expenses directly attributable to the DSL service assurance hardware product line were (in 000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Hardware revenue	$1,255	$1,603	$2,084	$3,353
Direct expenses	1,005	1,656	1,835	3,545
Income (loss) from operations	$250	($53)	$249	($192)

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

On June 21, 2012, we closed an agreement to sell patents pertaining to wireless technology for $75 million. Net proceeds from that transaction after transaction costs were $71.2 million and were included in the “Gain on sale of patent assets” line of our statement of comprehensive income for the three and six months ended June 30, 2012.

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

Summary of Financial Results

Net income for the three months ended June 30, 2012 was $54.9 million, or $2.49 per diluted share, which compares to a net loss of $267,000, or $0.01 per diluted share, for the three months ended June 30, 2011. Income from operations for the three months ended June 30, 2012 was $445,000, which compares to a loss from operations of $283,000 for the three months ended June 30, 2011.

Net income for the six months ended June 30, 2012 was $56.0 million, or $2.60 per diluted share, which compares to net income of $323,000, or $0.02 per diluted share, for the six months ended June 30, 2011. Income from operations for the six months ended June 30, 2012 was $1.5 million, which compares to $290,000 for the six months ended June 30, 2011.

Higher net income in three and six month periods ended June 30, 2012 versus the corresponding periods in 2011 was primarily a result of the $71.2 million gain on the sale of patent assets. To a lesser degree, higher net income in 2012 was also driven by higher income from operations. Improved operating income in 2012 was primarily a result of: i) a greater proportion of software revenue in product sales, which is more profitable than hardware revenue; ii) lower expenses in our DSL service assurance engineering organization; and iii) lower CEO related expenses because our former CEO, who resigned on April 1, 2011, was replaced with existing members of senior management.

Results of Operations

Product Sales. Product sales consist primarily of revenue from the sale of hardware and software products.  Hardware products consist primarily of DSL service assurance modules. Software products consist of software products, including maintenance contracts, for biometrics, medical imaging, and DSL service assurance applications.

Product sales were $4.0 million in three month periods ended June 30, 2011 and June 30, 2012. As a percentage of total revenue, product sales increased from 68% in the second quarter of 2011 to 75% in the current year quarter.  Unchanged product sales were primarily due to a $0.4 million increase in revenue from the sale of biometrics and imaging software, which was offset by a $0.3 million decrease in revenue from the sale of DSL service assurance hardware and a $0.1 million decrease in revenue from the sale of DSL service assurance software.

Product sales decreased 5% from $9.1 million in the six months ended June 30, 2011 to $8.6 million in the same six month period in 2012. As a percentage of total revenue, product sales increased from 74% in the first six months of 2011 to 77% in the corresponding period of 2012. The dollar decrease in product sales was primarily due to a $1.3 million decrease in revenue from the sale of DSL service assurance hardware and a $0.6 million decrease in revenue from the sale of DSL service assurance software. The decrease in revenue from the sale of DSL service assurance hardware and software was partially offset by a $1.4 million increase in revenue from the sale of biometrics and imaging software.

Increases in revenue from the sale of biometrics and imaging software in the three and six month periods ended June 30, 2012 versus the corresponding periods in 2011 was primarily due to several larger-sized license transactions that were a result of our customers purchasing licenses for their customers’ biometrics projects.

Decreases in revenue from the sale of DSL service assurance hardware in the three and six month periods ended June 30, 2012 versus the corresponding periods in 2011 was primarily due to our Board of Director’s decision in January 2012 to shutdown this product line. Revenue attributable to the DSL service assurance hardware product line was $1.3 million and $1.6 million in the three months ended June 30, 2012 and 2011, respectively; and $2.1 million and $3.4 million in the six months ended June 30, 2012 and 2011, respectively. We will continue to build and ship DSL service assurance hardware products until we fulfill last time buy customer orders. We currently anticipate that we will conclude DSL hardware shipments during the third quarter of 2012. We expect that revenue from the sale of DSL service assurance hardware products will be insignificant after the quarter ended September 30, 2012.

Decreases in revenue from the sale of DSL service assurance software in the three and six month periods ended June 30, 2012 were primarily due to a larger sale of our LDP software in 2011 from which we recognized revenue in the three and six month periods of 2011.  There was no revenue recognized from LDP sales of this magnitude in the three and six month periods of 2012.

Services. Services primarily consist of engineering service fees related to: i) our biometrics and imaging product line; ii) our DSL service assurance product line; and iii) a legacy DSL silicon contract.

Services decreased 50% from $1.4 million in the three months ended June 30, 2011 to $0.7 million in the same three month period in 2012. As a percentage of total revenue, services decreased from 23% in the second quarter of 2011 to 13% in the current year quarter.

Services decreased 38% from $2.2 million in the first six months of 2011 to $1.4 million in the same six month period in 2012. As a percentage of total revenue, services decreased from 18% in the first six months of 2011 to 12% in the corresponding period of 2012.

For the three and six month periods, the dollar decrease in services was primarily due to decreases in revenue from the sale of biometrics engineering services. While we are attempting to grow our biometrics services business, we were engaged in fewer larger projects in the first half of 2012 compared to the first half of 2011. Notwithstanding our intentions to grow this business, we are unable to predict whether services revenue will trend upward or downward in future periods as we continue to develop this business.

Royalties. Royalties consist of royalty payments we receive under legacy DSL silicon contracts.  We receive royalties from DSL silicon customers for the right to incorporate our silicon IP in their DSL chipsets.

Royalties increased 15% from $541,000 in the three months ended June 30, 2011 to $625,000 in the same three month period in 2012. As a percentage of total revenue, royalties increased from 9% in the second quarter of 2011 to 12% in the current year quarter.

Royalties increased 12% from $1.0 million in the first six months of 2011 to $1.1 million in the same six month period in 2012. As a percentage of total revenue, royalties increased from 8% in the first six months of 2011 to 10% in the corresponding period of 2012.

For the three and six month periods, the dollar increase in royalties was primarily due to higher DSL royalties reported to us by one of our licensees, which was partially offset by lower royalties from our other licensee.

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

Cost of product sales decreased 24% from $1.1 million in the three months ended June 30, 2011 to $0.8 million in the same three month period in 2012.  As a percentage of product sales, cost of product sales decreased from 27% in the second quarter of 2011 to 20% in the current year quarter, which means that product gross margins increased from 73% to 80%.

Cost of product sales decreased 44% from $2.3 in the six months ended June 30, 2011 to $1.3 million in the same six month period in 2012. As a percentage of product sales, cost of product sales decreased from 25% in the first six months of 2011 to 15% in the corresponding period of 2012, which means that product gross margins increased from 75% to 85%.

For the three and six month periods, the decrease in cost of product sales was primarily due to lower revenue from DSL service assurance hardware products as a result of our decision to shut down the DSL service assurance hardware product line in January 2012.  The increase in product gross margins in the three and six month periods is primarily due to a higher proportion of software revenue in the product sales mix.

Cost of Services. Cost of services consists of engineering costs to complete customer engineering projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 20% from $450,000 in the three months ended June 30, 2011 to $361,000 in the same three month period in 2012. Cost of services as a percentage of services increased from 33% in the second quarter of 2011 to 53% in the current quarter, which means that gross margins on services decreased from 67% to 47%.

Cost of services decreased 11% from $807,000 in the six months ended June 30, 2011 to $717,000 in the same six month period of 2012. Cost of services as a percentage of services increased from 37% in the first six months of 2011 to 52% in the corresponding period of 2012, which means that gross margins on services decreased from 63% to 48%.

For the three and six month periods, the dollar decrease in cost of services was primarily due to a decrease in biometrics engineering services as described in the Services section above. The decrease in gross margins on services was primarily due to the mix of engineering service projects. The profitability of service revenue is affected by the size and profitability of individual customer projects that comprise service revenue in any particular quarter.

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

The classification of total engineering costs to research and development expense and cost of services was (in 000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Research and development expense	$1,654	$1,809	$3,406	$3,770
Cost of services	361	450	717	807
Total engineering costs	$2,015	$2,259	$4,123	$4,577

Research and development expense decreased 9% from $1.8 million in the three months ended June 30, 2011 to $1.7 million in the same three month period in 2012.  As a percentage of total revenue, research and development expense was 31% in the second quarter of 2011 and 2012.

Research and development expense decreased 10% from $3.8 million in the six months ended June 30, 2011 to $3.4 million in the same six month period in 2012. As a percentage of total revenue, research and development expense was 31% in the first six months of 2011 and 2012.

For the three and six month periods, the dollar decrease in research and development expense was primarily due to lower spending in our DSL service assurance engineering organization, which was partially offset by: i) higher spending in our biometrics and imaging engineering organization; and ii) less engineering costs classified as cost of services as set forth in the table immediately above.

Lower spending in our DSL service assurance engineering organization was driven by headcount attrition in the latter half of 2011 and our decision to exit the DSL hardware business in January 2012. Higher spending in our biometrics and imaging engineering organization was the result of headcount additions to support current projects and expected future projects. Less engineering costs were classified to cost of services because of a decrease in biometrics engineering services revenue.

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

Sales and marketing expense decreased 1% from $1.1 million for the three months ended June 30, 2011 to $1.0 million for the same three month period in 2012. As a percentage of total revenue, sales and marketing expense increased from 18% in the second quarter of 2011 to 19% in the corresponding period of 2012.

Sales and marketing expense increased 3% from $2.1 million for the six months ended June 30, 2011 to $2.2 million for the same six month period in 2012. As a percentage of total revenue, sales and marketing expense increased from 17% in the first six months of 2011 to 20% in the corresponding period of 2012.

For the three and six month periods, essentially unchanged sales and marketing expense reflected: 1) a stable sales and marketing organization; and 2) consistent levels of promotional activities. The decision to exit the DSL hardware business did not have a material impact on selling and marketing expense in the three and six month periods because the one employee involved in DSL hardware sales remained with the company as a member of the biometrics and imaging sales organization.

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

General and administrative expense decreased 40% from $1.8 million in the three months ended June 30, 2011 to $1.1 million in the same three month period in 2012.  As a percentage of total revenue, general and administrative expense decreased from 30% in the second quarter of 2011 to 20% in the current year quarter.

General and administrative expense decreased 31% from $3.0 million in the six months ended June 30, 2011 to $2.1 million in the same six month period in 2012. As a percentage of total revenue, general and administrative expense decreased from 24% in the first six months of 2011 to 18% in the corresponding period of 2012.

For the three and six month periods, the dollar decrease in general and administrative expense was primarily due to the resignation of our former CEO on April 1, 2011. His position was filled by existing members of senior management, which obviated the need to compensate a replacement CEO.  In addition, the three and six months ended June 30, 2011 included $0.6 million of severance related expenses for our former CEO.

Gain on Sale of Patent Assets.  In the three months ended June 30, 2012, we recorded a $71.2 million net gain from the sale of patents pertaining to wireless technology. Gross sale proceeds of $75 million were reduced by $3.8 million of transaction costs which consisted primarily of fees from the law firm that assisted us with the sale.

We intend to continue to pursue patent monetization alternatives for certain other patents remaining in our patent portfolio. We are unable to predict the size or the timing of any future potential transactions involving such patents or whether such transactions will be completed.

Other Income.  We recorded $58,000 and $85,000 of other income in the three and six month periods ended June 30, 2012, respectively. These amounts represented realized gains on the sale of high yield bond investments in both periods.

Interest Income.  Interest income increased 156% from $16,000 in three months ended June 30, 2011 to $40,000 in the same three month period in 2012. Interest income increased 161% from $35,000 in the six months ended June 30, 2011 to $92,000 in the same six month period in 2012.

For the three and six month periods, the dollar increase was primarily due to interest we received from high yield bonds we purchased in the fourth quarter of 2011. We sold a portion of these bonds in late March 2012 and the remaining portion in late June 2012.  At June 30, 2012, we held no high yield bonds.

Income Taxes.  The gain on sale of patent assets was primarily responsible for producing $72.9 million of income before taxes in the six month period ended June 30, 2012. We used a significant portion our deferred tax assets available as of June 30, 2012 to reduce income taxes on year-to-date pre-tax earnings. Consequently, we recorded a $4.1 million income tax liability as of June 30, 2012, which consisted of $3.1 million of federal income taxes and $1.0 million of state income taxes.

A substantial portion of the deferred tax assets we utilized comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the six months ended June 30, 2012, the tax benefits from such stock-based awards were $12.7 million, which we recorded as an equity adjustment to additional paid-in capital. After the equity adjustment, we recorded $16.8 million of income tax expense in the statement of comprehensive income during the three months ended June 30, 2012.  The $16.8 million income tax expense consists of the $4.1 million current income tax liability plus the $12.7 million non-cash adjustment that was recorded to equity.

We continue to record a full valuation allowance against our remaining deferred tax assets because based on all the available evidence, we continue to believe that it is more likely than not that our deferred tax assets are not currently realizable.  In reaching this determination, we evaluated our three-year cumulative results as well as the impact that current economic conditions may have on our future results.

We will continue to assess the level of valuation allowance required in future periods. Should more positive than negative evidence regarding the realizability of tax assets exist at a future point in time, the valuation allowance may be reduced or eliminated altogether.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $101.1 million, which represented an increase of $54.5 million from December 31, 2011. The increase in cash was primarily due to: i) $71.2 million of net proceeds from the sale of patent assets; ii) $2.2 million of cash provided by operations; iii) $5.8 million of proceeds from the issuance of common stock as a result of stock option exercises; and iv) $0.9 million from the sale of investments.  Increases in cash from these sources were partially offset by: i) a $25.5 million special dividend payment; ii) $59,000 of cash used to purchase capital equipment; and iii) $36,000 of cash used to pay withholding taxes for employees who surrendered shares of common stock in connection with stock issuances.

Capital spending was primarily related to the purchase of computer hardware used principally in engineering activities.

In the six months ended June 30, 2012, we issued stock in connection with officer and employee stock grants.  We allowed grantees to surrender a portion of their shares of stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 12,153 shares of common stock, and we paid approximately $36,000 of withholding taxes on their behalf.

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

Recent Accounting Pronouncements

See Note H to our Consolidated Financial Statements in Item 1.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at June 30, 2012 consisted of:

1.
Cash and cash equivalents. As of June 30, 2012, our cash and cash equivalents of $101.1 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

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

ITEM 4:
Mine Safety Disclosures

Not applicable.

ITEM 6:
Exhibits

(a)  Exhibits

Exhibit 2.1*	Wireless Portfolio Patent Purchase Agreement, dated as of April 26, 2012, by and between Aware, Inc. and Intel Corporation.

Exhibit 31.1	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101**
The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:  (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and June 30, 2011, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 30, 2011, and (iv) Notes to Consolidated Financial Statements.

* Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Aware’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: August 2, 2012	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: August 2, 2012	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)