Form 10-Q/A
period 2012-06-30
AWARE INC /MA/
filed 2012-08-02
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of providing Exhibit 2.1, which was inadvertently omitted from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 filed with the Securities and Exchange Commission on August 2, 2012 (the “Original 10-Q”).  Items included in the Original 10-Q that are not amended by this Amendment No. 1 remain in effect as of the date of filing of the Original 10-Q.

ITEM 6:
Exhibits

(a)  Exhibits

Exhibit 2.1*	Wireless Portfolio Patent Purchase Agreement, dated as of April 26, 2012, by and between Aware, Inc. and Intel Corporation.

Exhibit 31.1	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101**†
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

† Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: August 2, 2012	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel