Form 10-Q
period 2012-09-30
AWARE INC /MA/
filed 2012-10-31
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended September 30, 2012

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
Large Accelerated Filer ☐    Accelerated Filer ☒  Non-Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of October 22, 2012:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,356,815 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$114,591	$46,577
Accounts receivable, net	3,820	3,546
Inventories	9	547
Prepaid expenses and other current assets	423	213
Total current assets	118,843	50,883

Property and equipment, net	5,987	6,232
Investments	1,012	727
Other assets, net	-	9
Total assets	$125,842	$57,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$398	$399
Accrued expenses	88	121
Accrued compensation	619	868
Accrued professional	300	109
Accrued income taxes	5,338	-
Deferred revenue	1,602	1,317
Total current liabilities	8,345	2,814

Long-term deferred revenue	289	462

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,356,815 as of September 30, 2012 and 20,622,889 as of December 31, 2011	223	206
Additional paid-in capital	101,277	79,512
Accumulated other comprehensive loss	(4)	(20)
Retained earnings (accumulated deficit)	15,712	(25,123)
Total stockholders’ equity	117,208	54,575

Total liabilities and stockholders’ equity	$125,842	$57,851

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product sales	$4,048	$3,900	$10,541	$9,621
Services	724	971	2,100	3,176
Royalties	484	549	1,599	1,542
Total revenue	5,256	5,420	14,240	14,339

Costs and expenses:
Cost of services	421	414	1,138	1,221
Research and development	1,466	1,357	4,431	4,063
Selling and marketing	1,069	977	3,143	2,900
General and administrative	854	1,083	2,915	4,069
Total costs and expenses	3,810	3,831	11,627	12,253

Operating income before gain on sale of patent assets	1,446	1,589	2,613	2,086
Gain on sale of patent assets	15,167	-	86,394	-
Operating income after gain on sale of patent assets	16,613	1,589	89,007	2,086
Other income	-	-	85	-
Interest income	45	12	137	47
Income from continuing operations before income taxes	16,658	1,601	89,229	2,133
Provision for income taxes	6,578	-	23,248	2
Income from continuing operations	10,080	1,601	65,981	2,131
Income (loss) from discontinued operations, net of income taxes	217	(317)	360	(524)

Net income	$10,297	$1,284	$66,341	$1,607

Basic net income per share:
Basic net income per share from continuing operations	$0.45	$0.08	$3.05	$0.10
Basic net income (loss) per share from discontinued operations	0.01	(0.02)	0.02	(0.02)
Basic net income per share	$0.46	$0.06	$3.07	$0.08

Diluted net income per share:
Diluted net income per share from continuing operations	$0.45	$0.08	$3.01	$0.10
Diluted net income (loss) per share from discontinued operations	0.01	(0.02)	0.02	(0.02)
Diluted net income per share	$0.46	$0.06	$3.03	$0.08

Weighted-average shares – basic	22,339	20,599	21,609	20,507
Weighted-average shares - diluted	22,501	20,780	21,888	20,730

Comprehensive income:
Net income	$10,297	$1,284	$66,341	$1,607
Other comprehensive income, net of $0 tax:
Unrealized gains (losses) on available for sale securities	(4)	-	16	-
Comprehensive income	$10,293	$1,284	$66,357	$1,607

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income	$66,341	$1,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343	362
Stock-based compensation	299	1,102
Gain on sale of patent assets	(86,394)	-
Excess tax benefits from stock-based compensation	15,761	-
Amortization of discount on investments	(24)	-
Gain on sale of investments	(85)	-
Provision for doubtful accounts	4	-
Changes in assets and liabilities:
Accounts receivable	(277)	1,388
Inventories	538	887
Prepaid expenses and other current assets	(210)	(105)
Accounts payable	(1)	(23)
Accrued expenses, compensation, and professional	(90)	(830)
Accrued income taxes	7,727	-
Deferred revenue	112	558
Net cash provided by operating activities	4,044	4,946

Cash flows from investing activities:
Purchases of property and equipment	(90)	(122)
Purchases of investments	(1,017)	-
Sales of investments	855	-
Proceeds from sale of patent assets, net	86,394	-
Tax payments on gain on sale of patent assets	(2,388)	-
Net cash provided by (used in) investing activities	83,754	(122)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,896	1,711
Payment of dividends	(25,506)	-
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(174)	(224)
Repurchase of common stock	-	(735)
Net cash provided by (used in) financing activities	(19,784)	752

Increase in cash and cash equivalents	68,014	5,576
Cash and cash equivalents, beginning of period	46,577	39,949

Cash and cash equivalents, end of period	$114,591	$45,525

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

The accompanying unaudited consolidated balance sheets, statements of comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2012, and of operations and cash flows for the interim periods ended September 30, 2012 and 2011.

The results of operations for the interim period ended September 30, 2012 are not necessarily indicative of the results to be expected for the year.

B)
Fair Value Measurements. The Financial Accounting Standards Board (“FASB”) Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to the unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the FASB Codification are:  Level 1 – valuations are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2- valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 3- valuations that require inputs that are both significant to the fair value measurement and unobservable.

Cash and cash equivalents, which primarily include money market mutual funds, were $114.6 million and $46.6 million as of September 30, 2012 and December 31, 2011, respectively. We classified our cash equivalents of $111.6 million within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $1.0 million and $0.7 million of available-for-sale investments as of September 30, 2012 and December 31, 2011, respectively.

C)
Inventories. Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventory reserves are established for estimated excess and obsolete inventory. Inventories consist primarily of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$-	$339
Finished goods	9	208
Total	$9	$547

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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income:
Income from continuing operations	$10,080	$1,601	$65,981	$2,131
Income (loss) from discontinued operations	217	(317)	360	(524)
Net income	$10,297	$1,284	$66,341	$1,607

Shares outstanding:
Weighted-average common shares outstanding	22,339	20,599	21,609	20,507
Additional dilutive common stock equivalents	162	181	279	223
Diluted shares outstanding	22,501	20,780	21,888	20,730

Basic net income per share:
Basic net income per share from continuing operations	$0.45	$0.08	$3.05	$0.10
Basic net income (loss) per share from discontinued operations	0.01	(0.02)	0.02	(0.02)
Basic net income per share	$0.46	$0.06	$3.07	$0.08

Diluted net income per share:
Diluted net income per share from continuing operations	$0.45	$0.08	$3.01	$0.10
Diluted net income (loss) per share from discontinued operations	0.01	(0.02)	0.02	(0.02)
Diluted net income per share	$0.46	$0.06	$3.03	$0.08

For the three month periods ended September 30, 2012 and 2011, options to purchase 25,000 and 2,884,326 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.  For the nine month periods ended September 30, 2012 and 2011, options to purchase 829,504 and 2,883,826 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Cost of services	$2	$8	$14	$26
Research and development	6	50	68	151
Selling and marketing	-	21	134	62
General and administrative	13	122	70	809
Income (loss) from discontinued operations	-	17	13	54
Stock-based compensation expense	$21	$218	$299	$1,102

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

Stock Option, SAR, and Unrestricted Stock Grant Activity. The following summarizes stock-based grant activity in 2012 and 2011.

●
Stock options and SARS – We did not grant any stock options in the three months ended September 30, 2012 and 2011. We granted 50,000 stock options in the nine months ended September 30, 2012 and no stock options in the nine months ended September 30, 2011. No SARs were granted in the three or nine month periods ended September 30, 2012 and 2011.

●
Unrestricted Stock Grants - In July 2010, we granted 575,443 shares of stock to directors, officers and employees of which 111,163 shares were issued immediately and 464,280 shares were to be issued in four equal increments on December 31, 2010, June 30, 2011, December 31, 2011, and June 30, 2012; provided that grantees remain employed on each of those dates.  We expensed $0 and $100,000 of stock-based compensation expense related to this grant in the three months ended September 30, 2012 and 2011, respectively. We expensed $189,000 and $346,000 of stock-based compensation expense related to this grant in the nine months ended September 30, 2012 and 2011, respectively.

Shares issued in connection with the July 2010 stock grant were as follows in the nine month periods ended September 30, 2012 and 2011:

●
Nine months ended September 30, 2012 - We issued 76,906 shares on January 3, 2012 to officers and employees who were employed on December 31, 2011. Grantees were allowed to surrender a portion of their stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 12,153 shares of common stock and the Company paid approximately $36,000 of withholding taxes on their behalf. After the share surrender, 64,753 net shares of common stock were issued.

We issued the final installment under the 2010 grant on July 2, 2012 to officers and employees who were employed on June 30, 2012.  We issued a total of 74,668 shares less 21,288 shares surrendered by employees for withholding taxes.  The Company paid approximately $137,000 of withholding taxes on behalf of grantees who surrendered shares. After the share surrender, 53,380 net shares of common stock were issued.

●
Nine months ended September 30, 2011 - We issued 115,682 shares on January 4, 2011 to officers and employees who were employed as of December 31, 2010 and 79,304 shares on July 1, 2011 to officers and employees who were employed as of June 30, 2011. Grantees were allowed to surrender a portion of their stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 13,721 and 23,277 shares of common stock and the Company paid approximately $39,000 and $70,000 of withholding taxes on their behalf on January 4, 2011 and July 1, 2011, respectively. After the share surrender, 101,961and 56,027 net shares of common stock were issued on January 4, 2011 and July 1, 2011, respectively.

Our former President and CEO resigned in April 2011.  As part of his separation arrangement he was granted 105,000 shares of common stock, which resulted in a stock-based compensation charge of $362,000 in the three months ended June 30, 2011.  He had an option to surrender a portion of his shares in return for the Company paying his taxes. He exercised that option, and we issued 71,662 shares of common stock to him and paid $115,000 of withholding taxes on his behalf.

F)
Business Segments. We organize ourselves into multiple segments reporting to the chief operating decision makers.  The following table provides our reportable segment financial data for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Segments
	Biometrics	DSL Service		Total
	& Imaging	Assurance	Corporate	Company
Three Months Ended September 30, 2012
Revenue	$4,287	$485	$484	$5,256

Operating income (loss) before gain on sale of patent assets	2,111	(446)	(219)	1,446
Gain on sale of patent assets			15,167	15,167
Interest income			45	45
Income from continuing operations before taxes				16,658
Provisions for income taxes			(6,578)	(6,578)
Income from continuing operations				10,080
Income from discontinued operations, net of tax				217
Net income				$10,297

Three Months Ended September 30, 2011
Revenue	$4,202	$669	$549	$5,420

Operating income (loss) before gain on sale of patent assets	2,295	(347)	(359)	1,589
Interest income			12	12
Income from continuing operations before taxes				1,601
Provisions for income taxes				-
Income from continuing operations				1,601
Loss from discontinued operations, net of tax				(317)
Net income				$1,284

	Segments
	Biometrics	DSL Service		Total
	& Imaging	Assurance	Corporate	Company
Nine Months Ended September 30, 2012
Revenue	$10,847	$1,794	$1,599	$14,240

Operating income (loss) before gain on sale of patent assets	4,725	(1,062)	(1,050)	2,613
Gain on sale of patent assets			86,394	86,394
Other income			85	85
Interest income			137	137
Income from continuing operations before taxes				89,229
Provisions for income taxes			(23,248)	(23,248)
Income from continuing operations				65,981
Income from discontinued operations, net of tax				360
Net income				$66,341

Nine Months Ended September 30, 2011
Revenue	$10,058	$2,740	$1,541	$14,339

Operating income (loss) before gain on sale of patent assets	4,361	(392)	(1,883)	2,086
Interest income			47	47
Income from continuing operations before taxes				2,133
Provisions for income taxes			(2)	(2)
Income from continuing operations				2,131
Loss from discontinued operations, net of tax				(524)
Net income				$1,607

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

United States	$3,350	$3,916	$9,302	$9,444
Rest of World	1,906	1,504	4,938	4,895
	$5,256	$5,420	$14,240	$14,339

There were no single foreign countries from which we derived revenue that accounted for 10% or more of our total revenue in the three or nine month periods ended September 30, 2012 and 2011.

G)	Statement of Stockholders’ Equity. A statement of changes in stockholders’ equity for the nine month period ended September 30, 2012 is as follows (in thousands):

				Accumulated	Retained
			Additional	Other	Earnings/	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balance at December 31, 2011	20,623	$206	$79,512	($20)	($25,123)	$54,575

Exercise of common stock options	1,613	16	5,868			5,884
Issuance of unrestricted stock	152	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(33)		(174)			(174)
Issuance of common stock under employee stock purchase plan	2		12			12
Stock-based compensation expense			299			299
Tax benefits from stock-based awards			15,761			15,761
Dividend payment					(25,506)	(25,506)
Accumulated other comprehensive loss				16		16
Net income					66,341	66,341

Balance at September 30, 2012	22,357	$223	$101,277	($4)	$15,712	$117,208

H)	Recent Accounting Pronouncements. There are no recently issued accounting pronouncements applicable to the Company that have not been adopted as of September 30, 2012.

I)
Sale of Patent Assets.  We recorded gains on the sale of patent assets of $15.2 million and $86.4 million in the three and nine month periods ended September 30, 2012, respectively.  Those gains were the result of two separate patent sales that closed in the second and third quarters of 2012. These two patent sales are described below.

On April 26, 2012, we entered into an agreement to sell a portion of our patent portfolio pertaining to wireless technology for $75.0 million. The proceeds from the sale were reduced by $3.8 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on June 21, 2012 and a gain of $71.2 million was included in our financial results for the three months ended June 30, 2012.

On August 22, 2012, we entered into an agreement to sell a portion of our patent portfolio pertaining to digital subscriber line (“DSL”) technology for $16.0 million. The proceeds from the sale were reduced by $0.8 million of transaction costs, which also consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on September 21, 2012 and a gain of $15.2 million was included in our financial results for the three months ended September 30, 2012.

The majority of the remaining patents in our patent portfolio relate to our biometrics and imaging and DSL service assurance software product lines. At the current time, we do not intend to pursue patent monetization alternatives for these patents, although that decision is subject to change. We believe that the sale of wireless and DSL patents in the second and third quarters of 2012 will have no material impact on our biometrics and imaging and DSL service assurance product lines.

J)
Income Taxes.  The gains on sale of patent assets were primarily responsible for producing $89.2 million of income from continuing operations before taxes in the nine month period ended September 30, 2012. We used a significant portion our available deferred tax assets to reduce income taxes on year-to-date pre-tax earnings. Income taxes due on pre-tax earnings for the nine months ended September 30, 2012 were $7.7 million. The $5.3 million income tax liability on our balance sheet at September 30, 2012 consisted of $3.8 million of federal income taxes and $1.5 million of state income taxes, after being reduced by $2.4 million of estimated taxes that we paid during the third quarter of 2012.

A substantial portion of the deferred tax assets we utilized comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the three and nine months ended September 30, 2012, the tax benefits from such stock-based awards were $3.1 million and $15.8 million, which we recorded as an equity adjustment to additional paid-in capital.

Total income tax expense for the three months ended September 30, 2012 was $6.7 million, including $6.6 million that was recorded in continuing operations and $0.1 million that was recorded in discontinued operations.  Total income tax expense for the nine months ended September 30, 2012 was $23.5 million, including $23.2 million that was recorded in continuing operations and $0.3 million that was recorded in discontinued operations.  The Company’s actual tax liability for the first nine months of 2012 was $7.7 million as taxes that are currently payable were reduced by the $15.8 million equity adjustment mentioned above.

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

Included in total deferred tax assets at September 30, 2012 is approximately $11.8 million of federal and state research credit carryforwards.  As mentioned above, the Company has provided a full valuation allowance against these carryforwards, based on the uncertainty surrounding the realization of these assets.  In addition, in connection with a detailed review of the prior year credits, the Company has determined that up to $7.7 million of these credit carryforwards represent an uncertain tax position.

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

L)
Variable Interest Entity.  In previous periods, we disclosed that we had a patent arrangement with a third party that we classified as a variable interest entity.  We also disclosed that: i) we had no equity interest in this entity; ii) we were not contractually obligated to fund this entity, therefore our maximum exposure to loss as a result of our involvement with this entity was zero; iii) we may receive royalties in the future if certain conditions are met; iv) we were not the primary beneficiary of this entity; v) we have not consolidated this entity’s results into our financial statements, therefore we carried the assets and liabilities of this entity in our balance sheet at zero; and vi) this arrangement has had no impact on our results of operations, financial position or cash flows in any previous periods.

During the three months ended September 30, 2012, certain contractual provisions of the arrangement were amended.  As a result, the arrangement is no longer considered a variable interest entity under generally accepted accounting principles, and we shall no longer classify it as such. This arrangement had no impact on our results of operations, financial position or cash flows, including the three and nine month periods ended September 30, 2012 and 2011. We are unable to predict whether we will receive any meaningful income from this arrangement in future periods, because such a prediction is inherently uncertain.  If this arrangement generates material income to us in future quarters, we will report such income in the quarters in which it is earned.

M)
Discontinued Operations.  In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line which was a component of our DSL Service Assurance Segment. We continued to build and ship DSL service assurance hardware products to satisfy final customer orders during the three and nine month periods ended September 30, 2012. During the third quarter of 2012, we substantially completed the shutdown and we will no longer have any significant continuing involvement or cash flows from this product line.  Accordingly, we began reporting the results of our DSL service assurance hardware product line as discontinued operations in the third quarter of 2012.

Income (loss) from discontinued operations attributable to the DSL service assurance hardware product line was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$724	$1,002	$2,809	$4,355
Expenses	364	1,319	2,206	4,879
Income (loss) before income taxes	360	(317)	603	(524)
Income taxes	143	-	243	-
Income (loss) from discontinued operations	$217	($317)	$360	($524)

There were $286,000 of assets and $20,000 of liabilities remaining on the balance sheet as of September 30, 2012 related to the DSL service assurance hardware product line.  Approximately $273,000 of the total asset amount represents accounts receivable that were collected in the first week of October 2012. The liability amount represents a warranty reserve for potential product returns under customer warranty rights.

We incurred one-time costs related to the shutdown of approximately $282,000, the majority of which were severance and employee-related costs.  Such costs were included in income from discontinued operations during the nine month period ended September 30, 2012. The following table is a rollfoward of our exit cost liability account, which was included in the accrued compensation line of our balance sheet. (in thousands):

	Three Months Ended
	March	June	September
	31, 2012	30, 2012	30, 2012

Beginning liability balance	$0	$77	$178
Expense	181	101	-
Utilization	(104)	-	(178)
Ending liability balance	$77	$178	$0

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

Summary of Operations.  We have been a supplier of signal processing and digital communications technology for imaging and telecommunications applications since the early 1990s. Presently, our business operations are focused along three product lines: i) biometrics and imaging; ii) DSL service assurance; and iii) patent management, which is included in our Corporate segment.

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

DSL Service Assurance. Our DSL service assurance products consist of DSL software products that are used by telephone companies to improve the quality of their DSL service offerings. We sell our DSL service assurance software products through OEMs and directly to telephone companies.

Patent Management. As previously disclosed, we have been executing a strategy to monetize a significant portion of our patent portfolio unrelated to our biometrics and DSL service assurance product lines.  Those activities have produced two significant patent sales in the second and third quarters of 2012, which are described below:

On April 26, 2012, we entered into an agreement to sell a portion of our patent portfolio pertaining to wireless technology for $75.0 million. The proceeds from the sale were reduced by $3.8 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on June 21, 2012 and a gain of $71.2 million was included in our financial results for the three months ended June 30, 2012.

On August 22, 2012, we entered into an agreement to sell a portion of our patent portfolio pertaining to digital subscriber line (“DSL”) technology for $16.0 million. The proceeds from the sale were reduced by $0.8 million of transaction costs, which also consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on September 21, 2012 and a gain of 15.2 million was included in our financial results for the three months ended September 30, 2012.

The majority of the remaining patents in our patent portfolio relate to our biometrics and imaging and DSL service assurance software product lines. At the current time, we do not intend to pursue patent monetization alternatives for these patents, although that decision is subject to change.

We believe that the wireless and DSL patent sales will have no material impact on our biometrics and imaging and DSL service assurance software product lines.

Prior to November 2009, we were also a supplier of DSL silicon intellectual property to the semiconductor industry. We continue to receive royalties from two customers that use our DSL silicon IP in their DSL chipsets.

Discontinued Operations.  In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line which was a component of our DSL Service Assurance Segment. We continued to build and ship DSL service assurance hardware products to satisfy final customer orders during the three and nine month periods ended September 30, 2012. During the third quarter of 2012, we substantially completed the shutdown and we will no longer have any significant continuing involvement or cash flows from this product line.  Accordingly, we began reporting the results of our DSL service assurance hardware product line as discontinued operations in the third quarter of 2012.

Income (loss) from discontinued operations attributable to the DSL service assurance hardware product line was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$724	$1,002	$2,809	$4,355
Expenses	364	1,319	2,206	4,879
Income (loss) before income taxes	360	(317)	603	(524)
Income taxes	143	-	243	-
Income (loss) from discontinued operations	$217	($317)	$360	($524)

There were $286,000 of assets and $20,000 of liabilities remaining on the balance sheet as of September 30, 2012 related to the DSL service assurance hardware product line.

Included in income from discontinued operations for the nine months ended September 30, 2012 was approximately $282,000 of one-time shutdown costs, the majority of which were severance and employee-related costs.

Summary of Financial Results

Net income from continuing operations for the three months ended September 30, 2012 was $10.1 million, or $0.45 per diluted share, which compares to net income from continuing operations of $1.6 million, or $0.08 per diluted share, for the three months ended September 30, 2011.

Net income from continuing operations for the nine months ended September 30, 2012 was $66.0 million, or $3.01 per diluted share, which compares to net income from continuing operations of $2.1 million, or $0.10 per diluted share, for the nine months ended September 30, 2011.

Higher net income from continuing operations in three and nine month periods ended September 30, 2012 versus the corresponding periods in 2011 was primarily a result of gains on the sale of patent assets. Operating income before gain on the sale of patent assets in the three and nine month periods ended September 30, 2011 and 2012 was comparable in both years.

Results of Operations

Product Sales. Product sales consist primarily of revenue from the sale of software products. Software products consist of software licenses and maintenance contracts for biometrics, medical imaging, and DSL service assurance applications.

Product sales increased 4% from $3.9 million in the three months ended September 30, 2011 to $4.0 million in the same three month period in 2012. As a percentage of total revenue, product sales increased from 72% in the third quarter of 2011 to 77% in the current year quarter.  The dollar increase in product sales was primarily due to a $0.2 million increase in revenue from the sale of biometrics and imaging software which was partially offset by a $0.1 million decrease in revenue from the sale of DSL service assurance software.

Product sales increased 10% from $9.6 million in the nine months ended September 30, 2011 to $10.5 million in the same nine month period in 2012. As a percentage of total revenue, product sales increased from 67% in the first nine months of 2011 to 74% in the corresponding period of 2012. The dollar increase in product sales was primarily due to a $1.6 million increase in revenue from the sale of biometrics and imaging software which was partially offset by a $0.7 million decrease in revenue from the sale of DSL service assurance software.

Increases in revenue from the sale of biometrics and imaging software in the three and nine month periods ended September 30, 2012 versus the corresponding periods in 2011 were primarily due to larger-sized license transactions as a result of our channel partners purchasing licenses for their end user customers projects. In addition, in the third quarter of 2012 we had a large direct license sale to a U.S. government customer.

Decreases in revenue from the sale of DSL service assurance software in the three and nine month periods ended September 30, 2012 were primarily due to a lack of any significant sales of our LDP product during the three and nine month periods of 2012.

Services. Services primarily consist of engineering service fees related to: i) our biometrics and imaging product line; ii) our DSL service assurance software product line; and iii) a legacy DSL silicon contract.

Services decreased 25% from $1.0 million in the three months ended September 30, 2011 to $0.7 million in the same three month period in 2012. As a percentage of total revenue, services decreased from 18% in the third quarter of 2011 to 14% in the current year quarter. The dollar decrease in services sales was primarily due to a $0.2 million decrease in revenue from the sale of biometrics engineering services; a $46,000 decrease in revenue from the sale of DSL service assurance engineering services; and a $47,000 decrease in revenue from the sale of legacy DSL silicon services.

Services decreased 34% from $3.2 million in the first nine months of 2011 to $2.1 million in the same nine month period in 2012. As a percentage of total revenue, services decreased from 22% in the first nine months of 2011 to 15% in the corresponding period of 2012. The dollar decrease in services sales was primarily due to a $0.8 million decrease in revenue from the sale of biometrics engineering services; a $0.2 million decrease in revenue from the sale of DSL service assurance engineering services; and a $47,000 decrease in revenue from the sale of legacy DSL silicon services.

Decreases in revenue from biometrics engineering services in the three and nine month periods ended September 30, 2012 were primarily due to two factors: i) we had two large projects with U.S. government customers in 2011, one of which ended in late 2011, and the other has been winding down in 2012; and ii) we had fewer larger projects with other customers in 2012. While we are attempting to grow our biometrics services business, we are unable to predict whether services revenue will trend upward or downward in future periods as we continue to develop this business.

Decreases in revenue from DSL service assurance engineering services in the three and nine month periods ended September 30, 2012 were primarily due to no significant LDP product sales during these periods.

Royalties. Royalties consist of royalty payments we receive under legacy DSL silicon contracts.  We receive royalties from DSL silicon customers for the right to incorporate our silicon IP in their DSL chipsets.

Royalties decreased 12% from $549,000 in the three months ended September 30, 2011 to $484,000 in the same three month period in 2012. As a percentage of total revenue, royalties decreased from 10% in the third quarter of 2011 to 9% in the current year quarter.  The dollar decrease in royalties was primarily due to lower DSL royalties reported to us by both of our licensees.

Royalties increased 4% from $1.54 million in the first nine months of 2011 to $1.60 million in the same nine month period in 2012. As a percentage of total revenue, royalties were unchanged at 11% in the first nine months of 2011 and 2012. The dollar increase in royalties was primarily due to higher DSL royalties reported to us by one of our licensees, which was partially offset by lower royalties from our other licensee.

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

Cost of services increased 2% from $414,000 in the three months ended September 30, 2011 to $421,000 in the same three month period in 2012. Cost of services as a percentage of services increased from 43% in the third quarter of 2011 to 58% in the current quarter, which means that gross margins on services decreased from 57% to 42%.

For the three month period, the dollar increase in cost of services was primarily due to higher costs associated with delivering biometrics engineering services despite declining services revenue. Higher biometrics services costs were partially offset by lower DSL service assurance and legacy DSL silicon cost of services. Higher biometrics engineering services costs and the corresponding decrease in gross margins on services was primarily due to the mix of engineering service projects. The profitability of service revenue is affected by the size and profitability of individual customer projects.

Cost of services decreased 7% from $1.2 million in the nine months ended September 30, 2011 to $1.1 million in the same nine month period of 2012. Cost of services as a percentage of services increased from 38% in the first nine months of 2011 to 54% in the corresponding period of 2012, which means that gross margins on services decreased from 62% to 46%.

For the nine month period, the dollar decrease in cost of services was primarily due to a decrease in revenue from biometrics engineering, DSL service assurance, and legacy DSL silicon services as described in the Services section above. The decrease in gross margins on services was primarily due to the mix of engineering service projects. The profitability of service revenue is affected by the size and profitability of individual customer projects that comprise service revenue in any particular quarter.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Research and development expense	$1,466	$1,357	$4,431	$4,063
Cost of services	421	414	1,138	1,221
Total engineering costs	$1,887	$1,771	$5,569	$5,284

Research and development expense increased 8% from $1.4 million in the three months ended September 30, 2011 to $1.5 million in the same three month period in 2012.  As a percentage of total revenue, research and development expense increased from 25% in the third quarter of 2011 to 28% in the corresponding period of 2012.

The dollar increase in research and development expense was primarily due to higher spending in our biometrics engineering organization. Higher biometrics engineering spending was the result of headcount additions and third party contractor expenses.

Research and development expense increased 9% from $4.1 million in the nine months ended September 30, 2011 to $4.4 million in the same nine month period in 2012. As a percentage of total revenue, research and development expense increased from 28% in the first nine months of 2011 to 31% in the corresponding period of 2012.

The dollar increase in research and development expense was primarily due to higher spending in our biometrics engineering organization; and ii) less engineering costs classified as cost of services as presented in the table above. Higher biometrics engineering spending was the result of headcount additions and third party contractor expenses. Less engineering costs were classified to cost of services because of a decrease in biometrics engineering services revenue.

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

Sales and marketing expense increased 9% from $1.0 million for the three months ended September 30, 2011 to $1.1 million for the same three month period in 2012. As a percentage of total revenue, sales and marketing expense increased from 18% in the third quarter of 2011 to 20% in the corresponding period of 2012.

The dollar increase in sales and marketing expense was primarily due to higher spending in our biometrics sales organization. Higher biometrics and imaging sales spending was the result of headcount additions, higher commissions, and third party agents.

Sales and marketing expense increased 8% from $2.9 million for the nine months ended September 30, 2011 to $3.1 million for the same nine month period in 2012. As a percentage of total revenue, sales and marketing expense increased from 20% in the first nine months of 2011 to 22% in the corresponding period of 2012.

The dollar increase in sales and marketing expense was primarily due to: i) higher spending in our biometrics sales organization due to headcount additions, higher commissions and third party agents; and ii) higher employee and travel costs related to the sale of patents. Higher sales spending related to these two factors was partially offset by lower expenses in our DSL service assurance sales and marketing organization, which was primarily due to headcount attrition.

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

General and administrative expense decreased 21% from $1.1 million in the three months ended September 30, 2011 to $0.9 million in the same three month period in 2012.  As a percentage of total revenue, general and administrative expense decreased from 20% in the third quarter of 2011 to 16% in the current year quarter.

For the three month period, the dollar decrease in general and administrative expense was primarily due to lower expenses related to: i) consulting expenses for our former CEO; and ii) salary and other expenses for our former Chairman. We entered into a consulting contract with our former CEO upon his exit from the Company in April 2011 that ended on September 30, 2011. There were costs associated with that consulting contract in 2011, but not in 2012.  In the fourth quarter of 2011, our former Chairman’s title and role were changed to focus his activities on selling our patents. As a result of that change, we began classifying his salary, stock-based compensation and other expenses to sales and marketing expense instead of general and administrative expense, which resulted in the exclusion of such costs in general and administrative expenses in 2012.

General and administrative expense decreased 28% from $4.1 million in the nine months ended September 30, 2011 to $2.9 million in the same nine month period in 2012. As a percentage of total revenue, general and administrative expense decreased from 28% in the first nine months of 2011 to 21% in the corresponding period of 2012.

For the nine month period, the dollar decrease in general and administrative expense was primarily due to: i) lower expenses related to our former CEO; ii) lower expenses related to our former Chairman; and iii) lower stock-based compensation expenses for other members of senior management and our administrative staff.  Lower general and administrative expenses related to these three factors were partially offset by higher third party tax accounting fees to assist us with the tax accounting on gains on patent asset sales. The nine months ended September 30, 2011 included: i) $0.8 million of salary, severance, stock-based compensation, and consulting expenses for our former CEO; and ii) $0.5 million of salary, stock-based compensation, and other expenses for our former Chairman whose expenses were classified as sales and marketing expense commencing in the fourth quarter of 2011 when his title and role changed as described above.

Gain on Sale of Patent Assets.  In the three months ended September 30, 2012, we recorded a $15.2 million gain from the sale of patents pertaining to DSL technology. Gross sale proceeds of $16.0 million were reduced by $0.8 million of transaction costs which consisted primarily of fees from the law firm that assisted us with the sale.

During the nine months ended September 30, 2012, we recorded $86.4 million of gains on the sale of patents. The total gain represented two separate patent sales, including the DSL patent sale described in the previous paragraph and a $71.2 million gain from the sale of patents pertaining to wireless technology that we recorded in the second quarter of 2012. Gross sale proceeds from the wireless patent sale were $75.0 million, which was reduced by $3.8 million of transaction costs which consisted primarily of fees from the law firm that assisted us with the sale.

Other Income.  We recorded $85,000 of other income in the nine month period ended September 30, 2012. This amount represented realized gains on the sale of high yield bond investments.

Interest Income.  Interest income increased 271% from $12,000 in three months ended September 30, 2011 to $45,000 in the same three month period in 2012.  The dollar increase was primarily due to higher cash balances as a result of proceeds from patent sales in the second and third quarters of 2012.

Interest income increased 190% from $47,000 in the nine months ended September 30, 2011 to $137,000 in the same nine month period in 2012. The dollar increase was primarily due to: i) higher cash balances as a result of proceeds from patent sales in the second and third quarters of 2012; and ii) interest income from high yield bonds.

Income Taxes.  The gains on sale of patent assets were primarily responsible for producing $89.2 million of income from continuing operations before taxes in the nine month period ended September 30, 2012. We used a significant portion our available deferred tax assets to reduce income taxes on year-to-date pre-tax earnings. Income taxes due on pre-tax earnings for the nine months ended of September 30, 2012 were $7.7 million. The $5.3 million income tax liability on our balance sheet at September 30, 2012 consisted of $3.8 million of federal income taxes and $1.5 million of state income taxes, after being reduced by $2.4 million of estimated taxes that we paid during the third quarter of 2012.

A substantial portion of the deferred tax assets we utilized comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the three and nine months ended September 30, 2012, the tax benefits from such stock-based awards were $3.1 million and $15.8 million, which we recorded as an equity adjustment to additional paid-in capital.

Total income tax expense for the three months ended September 30, 2012 was $6.7 million, including $6.6 million that was recorded in continuing operations and $0.1 million that was recorded in discontinued operations.  Total income tax expense for the nine months ended September 30, 2012 was $23.5 million, including $23.2 million that was recorded in continuing operations and $0.3 million that was recorded in discontinued operations. The Company’s actual tax liability for the first nine months of 2012 was $7.7 million as taxes that are currently payable were reduced by the $15.8 million equity adjustment mentioned above.

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

Included in total deferred tax assets at September 30, 2012 is approximately $11.8 million of federal and state research credit carryforwards.  As mentioned above, the Company has provided a full valuation allowance against these carryforwards, based on the uncertainty surrounding the realization of these assets.  In addition, in connection with a detailed review of the prior year credits, the Company has determined that up to $7.7 million of these credit carryforwards represent an uncertain tax position.

We will continue to assess the level of valuation allowance required in future periods. Should more positive than negative evidence regarding the realizability of tax assets exist at a future point in time, the valuation allowance may be reduced or eliminated altogether.

Income (loss) from discontinued operations.  Income (loss) from discontinued operations reflects operating results from our DSL service assurance hardware product line that we shutdown during 2012.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $114.6 million, which represented an increase of $68.0 million from December 31, 2011. The increase in cash was primarily due to: i) $86.4 million of net proceeds from the sale of patent assets; ii) $4.0 million of cash provided by operations; iii) $5.9 million of proceeds from the issuance of common stock as a result of stock option exercises; and iv) $0.9 million from the sale of investments.  Increases in cash from these sources were partially offset by: i) a $25.5 million special dividend payment; ii) $2.4 million used to pay estimated taxes on patent sale gains; iii) $1.0 million used to purchase investments; iv) $90,000 used to purchase capital equipment; and v) $174,000 used to pay withholding taxes for employees who surrendered shares of common stock in connection with stock issuances.

Capital spending was primarily related to the purchase of computer hardware used principally in engineering activities.

In the nine months ended September 30, 2012, we issued stock in connection with officer and employee stock grants.  We allowed grantees to surrender a portion of their shares of stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 33,441 shares of common stock, and we paid $174,000 of withholding taxes on their behalf.

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

Recent Accounting Pronouncements

See Note H to our Consolidated Financial Statements in Item 1.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at September 30, 2012 consisted of two elements:

1.
Cash and cash equivalents. As of September 30, 2012, our cash and cash equivalents of $114.6 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of September 30, 2012, our investments of $1.0 million were invested in high yield bonds with a single corporate debt issuer. These bonds mature in 2015.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and approximate 3 year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 4:
Mine Safety Disclosures

Not applicable.

ITEM 6:
Exhibits

(a)  Exhibits

Exhibit 2.1
DSL Patent Purchase Agreement, dated as of August 22, 2012, by and between Aware, Inc. and TQ Delta, LLC (filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 24, 2012 and incorporated herein by reference).

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

Exhibit 101*
The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:  (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and September 30, 2011, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and September 30, 2011, and (iv) Notes to Consolidated Financial Statements.

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: October 31, 2012	By:	/s/ Kevin T. Russell
Kevin T. Russell co-Chief Executive Officer & co-President General Counsel

Date: October 31, 2012	By:	/s/ Richard P. Moberg
Richard P. Moberg co-Chief Executive Officer & co-President Chief Financial Officer (Principal Financial and Accounting Officer)