Form 10-K
period 2012-12-31
AWARE INC /MA/
filed 2013-02-19
CIK 1015739

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2012 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $79,443,586.

The number of shares outstanding of the registrant’s common stock as of February 7, 2013 was 22,509,518.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 22, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.   BUSINESS

Company Overview

We have been a leading supplier of innovative signal processing and digital communications technology for imaging and telecommunications applications since the early 1990s. Presently, our active business operations are focused on: i) biometrics and imaging software and services; and ii) Digital Subscriber Line (“DSL”) service assurance software and services.

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

Sales of biometrics and imaging software and services represented 76% of our total revenue in 2012.

DSL Service Assurance. Our DSL service assurance products leverage DSL technologies developed by Aware since the early 1990s.  Our DSL expertise has been acquired as a result of: i) our involvement in the design of DSL chipsets for more than a decade; ii) our involvement in the design and development of DSL hardware products; and iii) our participation in the development of DSL standards at the International Telecommunications Union.  Telephone companies use DSL service assurance solutions to deliver high quality video and triple play services. Aware’s DSL service assurance solutions benefit from our Dr. DSL® Expert Technology, which leverages Aware’s deep DSL knowledge.

Our principal DSL service assurance product is our Line Diagnostics Platform (“LDP”) product.  LDP is an advanced DSL diagnostics and performance optimization solution that lets broadband service providers manage their DSL networks more effectively. Service providers use Aware’s centralized LDP software to reduce DSL operational costs, extend service reach and improve the quality of their premium triple-play services.  Aware’s LDP solution puts essential DSL test and management tools into a single, multi-vendor compatible platform for use by customer care and network operations teams as well as field technicians. We sell LDP directly to telephone companies.

Sales of DSL service assurance software and services represented 13% of our total revenue in 2012.

Prior to November 2009, we were a supplier of DSL silicon intellectual property to the semiconductor industry. We continue to receive royalties from two customers that use our DSL silicon IP in their DSL chipsets. DSL royalties represented 11% of our total revenue in 2012.

In 2012, we engaged in business activities, including patent monetization and the shutdown of our DSL service assurance hardware business, which had a significant impact on our financial results. We have not included any discussion of these activities in this Item 1, because we do not consider them to be an active or important part of our on-going business operations nor do they require a significant portion of our resources.  These activities and their financial impact on 2012 have been described more fully in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

We have research and development activities underway to expand our product offerings and develop new technologies in biometrics and imaging as well as DSL service assurance applications.

We are headquartered in Bedford, Massachusetts.  Our telephone number is (781) 276-4000, and our website is www.aware.com.  Incorporated in Massachusetts in 1986, we employed 73 people as of December 31, 2012.   Our stock is traded on the Nasdaq Global Market under the symbol AWRE.

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

Examples of industry participants that function primarily as systems integrators include: i) Northrop Grumman Corporation; ii) Lockheed Martin Corporation; iii) Science Applications International Corporation; iv) Hewlett-Packard Enterprise Services; v) International Business Machines; vi) Fujitsu Limited; vii) Computer Science Corporation; vii) BAE Systems; viii) Accenture plc; ix) Raytheon Company; and x) Unisys Corporation.

Examples of industry participants that function as biometrics hardware and software solutions providers as well as systems integrators include: i) Safran Morpho, a division of the Safran Group Company; iii) 3M Cogent Inc.; and iii) NEC Corporation.

The end users of biometrics systems are typically local, state and federal governments and their agencies. To a lesser extent, end user customers also include commercial customers who use biometric systems primarily for access control and background checks.

DSL Service Assurance Industry Background. DSL technology allows telecommunications service providers to offer broadband services over their installed copper access networks.  Today there are approximately 400 million DSL subscribers worldwide. With the recent deployment of new higher rate DSL technologies, such as ADSL2+ and VDSL2, service providers can increase average revenue per user by deploying new services based on these technologies.  One of the more popular of these services is triple-play voice, data and Internet Protocol television (“IPTV”).

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

We also offer engineering services to customers who require assistance with the design and development of biometric solutions. Specific services may involve customization of our software, installation services, or complete system development depending on customer needs and requirements.

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

●	URC Mobile. URC Mobile is a software application for performing biometric enrollment, identification, and screening on mobile biometric devices, such as those used by military personnel in the field.
●	FormScannerSE and FormScannerMB. These are two independent applications for scanning and processing of inked fingerprint cards.
●	FormScannerSWFT. This product is a version of FormScannerSE that is preconfigured for use in compliance with the “Secure Web Fingerprint Transmission” program of the U.S. Department of Defense.
●	Forensic Workbench. Forensic Workbench is a software application for the categorization, processing, and standards-compliant formatting of biometric images and demographic data.
●	WebEnroll. WebEnroll provides a reference application with applets for browser-based enrollment of biographic data, fingerprints, and facial images.

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

Medical Imaging Products.  Aware provides modular, off-the-shelf, software products that enable healthcare IT systems with advanced, high-performance processing, distribution, and display of medical images and data. Our products are designed to be used by system integrators and solution providers to enhance their offerings with advanced medical imaging features and capabilities. Our medical imaging products include:

●	AccuRad™ ImageShare Server is a software application that provides fast, efficient, and versatile viewing of medical images. We offer software modules that target specific applications, including:
o	WebView – for efficient distribution and browser-based viewing of radiological images.
o	XDS-1 – for efficient distribution and browser-based viewing of radiological images in compliance with the Integrating the Healthcare Enterprise profile for cross-enterprise document sharing.
o	Pathology – for efficient distribution and browser-based viewing of pathology images, which are extremely large.

o	Direct – for distribution of web links to images in secure, Direct emails, and subsequent distribution and browser-based viewing of radiology or pathology images.
●	AccuRad REM Server collects radiation exposure estimation data, and then stores and analyzes the data as it becomes available to calculate exposure information near real-time.
●	AccuRad SDKs provide optimized, standards-compliant implementations of JPEG 2000 image compression standards.

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

Aware DSL Service Assurance Products

Aware’s DSL service assurance software solutions are used by telecommunication service providers and telecom hardware and software suppliers to improve the rate, reach and quality of DSL services.  Aware’s diagnostics and management software has been deployed on DSL subscriber lines around the world.

Aware’s DSL service assurance solutions benefit from our Dr. DSL® Expert Technology which leverages Aware’s deep DSL knowledge. Our DSL expertise has been acquired as a result of: i) our involvement in the design of DSL chipsets for more than a decade; ii) our involvement in the design and development of DSL hardware products; and iii) our participation in the development of DSL standards at the International Telecommunications Union.

Our principal DSL service assurance product is our Line Diagnostics Platform (“LDP”) software product, which incorporates our core Dr. DSL technology.  LDP  is an advanced DSL diagnostics and performance optimization solution that lets broadband service providers manage their DSL networks more effectively. Service providers use Aware’s centralized LDP software to reduce DSL operational costs, extend service reach and improve the quality of their premium triple-play services.  Aware’s LDP solution puts essential DSL test and management tools into a single, multi-vendor compatible platform for use by customer care and network operations teams as well as field technicians.

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

Product sales strategy.  Our product sales strategy is to employ an approach that relies on a combination of channel partners and direct sales. The sales approach used in any given sales situation depends on the circumstances of the opportunity.

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

Biometrics product line growth strategy.  We intend to grow our biometrics business through a combination of: i) investments in our internal engineering and sales staff to develop and sell new and enhanced products; and/or ii) investments in biometrics software companies to acquire products and technology we do not currently own.  We will only make internal and external investments if we believe the cost is reasonable relative to the potential revenue growth such investments may produce.  In the short run, these investments may cause the profitability of our biometrics business to decline.

Research and Development

Our research and development activities are focused primarily on improving our core technologies and products for our biometrics, medical imaging, and DSL service assurance product lines.  As of December 31, 2012, we had an engineering staff of 46 employees, representing 63% of our total employee staff.

Our biometrics and imaging engineering activities are focused on improving software product functionality and broadening our exposure to biometrics, medical and imaging applications. During 2012, we further improved the functionality of our SDKs, components, and applications, as well as in our BioSP server-based software platform. We also introduced new biometrics software products, including FormScannerSWFT. We also introduced new medical imaging products, including AccuRad ImageShare Server software modules.

Our DSL service assurance engineering activities involve improving the functionality of our software products to support service provider requirements for service qualification, line diagnostics, network monitoring and performance optimization of advanced DSL services.  During 2012, we focused on improvements to our LDP software platform for DSL test and diagnostic applications.

During the years ended December 31, 2012, 2011, and 2010, research and development expenses charged to operations were $5.7 million, $5.3 million, and $5.9 million, respectively.  In addition, because we provide engineering development services to our customers, a portion of our total engineering costs has been allocated to cost of services.  We expect that we will continue to invest substantial funds in research and development activities.

Sales and Marketing

As of December 31, 2012, we had a total of 15 employees in our sales and marketing organization. Of this total, 10 were focused on selling biometrics and imaging software products and services; 4 were focused on selling DSL service assurance products; and 1 was engaged in corporate marketing activities.

All of our revenue in 2012, 2011, and 2010 was derived from unaffiliated customers.

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

No single biometrics customer represented more than 10% of our total revenue in 2012, 2011, or 2010.

Medical & Advanced Imaging – We sell our medical and advanced imaging products primarily through an OEM channel to hardware and software solution providers and through a systems integrator channel.  No single medical & imaging customer represented more than 10% of our total revenue in 2012, 2011, or 2010.

DSL Service Assurance - We sell our DSL service assurance software products either: i) through an OEM channel to hardware and/or software solution providers; or ii) directly to telephone companies.

No single DSL service assurance software customer represented more than 10% of our total revenue in 2012, 2011 or 2010.

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

Patents and Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights.  We have an active program to protect our proprietary technology through the filing of patents.  As of December 31, 2012, we had approximately 103 U.S. and foreign patents, and approximately 88 pending patent applications pertaining to communications and signal processing technologies, including DSL service assurance, biometrics imaging, and medical imaging compression.

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

Third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to us.  From time to time, we receive claims from third parties suggesting that we may be obligated to license such intellectual property rights.  If we were found to have infringed any third party’s patents, we could be subject to substantial damages or an injunction preventing us from conducting our business.

Employees

At December 31, 2012, we employed 73 people, including 46 in engineering, 15 in sales and marketing, and 12 in finance and administration.  Of these employees, 71 were based in Massachusetts.  None of our employees is represented by a labor union.  We consider our employee relations to be good.

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

Software license revenue. It is difficult for us to make accurate forecasts of software license revenue, because sales of software licenses fluctuate based upon demand by our customers, which is difficult to predict. We generally deliver customer orders as we receive them, and, therefore, we have no meaningful backlog of orders.

Services revenue.  It is difficult for us to predict when we will enter into services contracts with customers and when we will deliver the related services under those contracts.

Royalty revenue. It is also difficult for us to make accurate forecasts of DSL chipset royalty revenue.  Royalties depend upon customer revenues which can be affected by factors beyond our ability to control or assess in advance. These factors include our customers’ ability to generate sales and fluctuating sales volumes and prices of products containing our technology.

Our business is subject to a variety of risks, which could materially adversely affect quarterly and annual operating results, including:

●	market acceptance of our products;
●	fluctuations in the demand for our products,
●	reduced government funding of biometrics programs by the United States and foreign governments;
●	competitive pressures resulting in lower revenue;
●	the loss of a significant OEM or system integrator customer relationship;
●	the loss by one of our OEM customers of one of its significant customers;
●	the termination of a significant services project by a customer;
●	announcements or introductions of new technologies or products by us or our competitors;
●	delays or problems in the introduction or performance of enhancements or of future generations of our products;
●	failures or problems in our software products;
●	pricing pressure from our competitors in the markets in which we compete;
●	delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
●	personnel changes, particularly those involving engineering, technical, sales and marketing personnel;
●	costs associated with protecting our intellectual property;
●	the potential that customers could fail to make payments under their agreements with us;
●	new laws, changes to existing laws, or regulatory developments; and
●	general economic trends and other factors.

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful.  You should not rely on our quarterly revenue and operating results to predict our future performance.

We Continue to Receive DSL Chipset Royalty Revenue; However Future Royalty Revenue May Decline Because of Factors That Are Beyond Our Control

We sold substantially all of the assets associated with our DSL chipset licensing product line to Lantiq Deutschland GmBH (“Lantiq”) in 2009. Under the terms of our agreements with Lantiq, we continue to receive royalties for DSL chipsets Lantiq sells. We also continue to derive royalties from Ikanos Communications, Inc. (“Ikanos”) as our Ikanos agreement remained in effect after the sale to Lantiq.  Future royalties we may receive from Lantiq and Ikanos are influenced by factors that are beyond our control, including:

●	The willingness of Lantiq and Ikanos to continue to offer DSL chipsets that incorporate our intellectual property;
●	The competitiveness of DSL chipsets offered by Lantiq and Ikanos and the willingness of their customers to purchase DSL chipsets from them;
●	The promotional and marketing efforts of Lantiq and Ikanos; and
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

Our Intellectual Property is Subject to Limited Protection

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success.  We regard our technology as proprietary. Our patent portfolio includes approximately 103 U.S. and foreign patents as well as approximately 88 pending patent applications.  We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

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

Our technology and software may infringe the intellectual property rights of others.  A large and increasing number of participants in the technology industry, including companies known as non-practicing entities or NPEs, have applied for or obtained patents. Some of these patent holders have demonstrated a readiness to commence litigation based on allegations of patent infringement.  Third parties may assert patent, copyright and other intellectual property rights to technologies that are important to our business.  From time to time, we receive claims from other companies that our technology infringes their patent rights.  Intellectual property rights can be uncertain and can involve complex legal and factual questions.  We may infringe the proprietary rights of others, which could result in significant liability for us.  If we were found to have infringed any third party’s patents, we could be subject to substantial damages or an injunction preventing us from conducting our business.

Our Ability to Obtain or Enforce Patents Could be Affected by New Laws, Regulations or Rules

We have an active program to protect our proprietary technology through the filing of additional patents. New laws, regulations or rules implemented either by Congress, the United States Patent and Trademark Office, foreign patent offices, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders could significantly increase our expenses related to patents.

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

Our Business May Be Affected by Government Regulations

Extensive regulation by federal, state, and foreign regulatory agencies could adversely affect us in ways that are difficult for us to predict. In addition, our business may also be adversely affected by: i) the imposition of tariffs, duties and other import restrictions on goods and services we purchase from non-domestic suppliers; or ii) by the imposition of export restrictions on products we sell internationally. Changes in current or future laws or regulations, in the United States or elsewhere, could seriously harm our business.

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

We Must Make Judgments in the Process of Preparing Our Financial Statements

We prepare our financial statements in accordance with generally accepted accounting principles and certain critical accounting policies that are relevant to our business.  The application of these principles and policies requires us to make significant judgments and estimates.  In the event that our judgments and estimates differ from actual results, we may have to change them, which could materially affect our financial position and results of operations.

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

In recent years there has been consolidation in the biometrics industry that has resulted in three large companies that provide biometrics software and hardware products as well as system integration services. Aware and its partners must compete against these competitors who have significantly greater financial, technological, marketing and personnel resources than we do.

We also face intense competition from internal development teams within potential customers and from low cost competitors in developing and other foreign countries.  We must convince potential customers to purchase products and services from us rather than develop software or perform services internally.  Furthermore, customers who have already purchased from us may choose to stop purchasing our software and develop their own software.

In addition, announcements or introductions of new technologies or products by our competitors may adversely affect our business.

Biometrics & Imaging Software Business Risks

Our biometrics and imaging software business is subject to a variety of additional risks, which could materially adversely affect our revenue and operating results, including:

●	market acceptance of our biometric and imaging technologies and products;
●	changes in contracting practices of government or law enforcement agencies;
●	the failure of the biometrics and imaging markets to continue to grow;
●	delays or problems in the introduction or performance of enhancements or of future generations of our products;
●	reduced government funding of biometrics programs by the United States and foreign governments;
●	low cost products from competitors in developing and other foreign countries;
●	failures or problems in our biometrics and imaging software products;
●	delays in the adoption of new industry biometric standards or changes in market perception of the value of new or existing standards;
●	growth of proprietary biometric systems which do not conform to industry standards;
●	competitive pressures resulting in lower software product revenues;
●	the availability of free open source software that competes with our software products;
●	personnel changes, particularly those involving engineering, technical and sales and marketing personnel;
●	the ability to identify and hire qualified engineering, technical and sales and marketing personnel;
●	costs associated with protecting our intellectual property;
●	litigation by third parties for alleged infringement of their proprietary rights;
●	the potential that customers could fail to make payments under their current contracts;
●	new laws, changes to existing laws, or regulatory developments; and
●	general economic trends and other factors.

Biometrics Services Business Risks

Our biometrics services business is subject to additional risks, which could materially adversely affect our revenue and operating results, including:

●	our ability to structure and price engineering services contracts in a manner that is consistent with our business model;

●	our ability to structure ourselves to successfully bid on U.S. government contracts and meet the requirements of U.S. contracting rules and regulations;
●	our ability to deliver contract milestones: i) in a timely and cost efficient manner, and ii) in a form and condition acceptable to customers;
●	the risk that customers could terminate projects; and
●	the potential that customers could fail to make payments under their service contracts.

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

There is also a limited number of OEM suppliers to which we can sell our Dr. DSL software.  If we fail to maintain relationships with our current OEM customers or fail to establish relationships with new customers, our business could be seriously harmed.  In addition, our current and prospective OEM customers may use their superior size and bargaining power to demand terms that are unfavorable to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

We believe that our existing facilities are adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms.  We currently occupy approximately 72,000 square feet of office space in Bedford, Massachusetts, which serves as our headquarters.  This site is used for our research and development, sales and marketing, and administrative activities.  We own this facility.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE.  The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated from January 1, 2011 to December 31, 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
High	$4.68	$7.50	$6.88	$6.90
Low	2.30	3.34	5.31	5.05

2011
High	$4.25	$3.65	$3.59	$3.20
Low	2.80	2.84	2.61	2.36

As of February 7, 2013, we had approximately 116 shareholders of record.  This number does not include shareholders from whom shares were held in a “nominee” or “street” name.  We paid no dividends in 2011.  In 2012, we paid a special cash dividend of $1.15 per share on May 25, 2012 and another special cash dividend of $1.80 per share on December 17, 2012. We anticipate that we will continue to reinvest any earnings to finance future operations although we may also pay additional special cash dividends if our board of directors deems it appropriate.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2012.

Stock Performance Graph

The following stock performance graph compares the performance of Aware’s cumulative stockholder return with that of a broad market index, the Nasdaq Composite Index, and a published industry index, the RDG Technology Composite Index.  The cumulative stockholder returns for shares of Aware’s common stock and for the market and industry indices are calculated assuming $100 was invested on December 31, 2007. Aware paid no cash dividends in 2008, 2009, 2010, and 2011.  In 2012, we paid special cash dividends of $2.95 per share. The performance of the market and industry indices is shown on a total return, or dividend reinvested, basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aware, Inc., the NASDAQ Composite Index, and the RDG Technology Composite Index

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Value of Investment ($)
	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Aware, Inc.	$100.00	$44.52	$66.67	$67.62	$71.43	$208.04
Nasdaq Composite Index	100.00	59.03	82.25	97.32	98.63	110.78
RDG Technology Composite	100.00	56.89	91.53	103.10	103.14	117.75

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010 are derived from the consolidated financial  statements included elsewhere in this Form 10-K. The data for fiscal years ended December 31, 2009 and 2008 are derived from previously filed consolidated financial statements after giving effect to discontinued operations. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our historical consolidated financial statements, and the related notes to the consolidated financial statements, which can be found in Item 7 and Item 8.

Year ended December 31,	2012	2011	2010	2009	2008
	(in thousands, except per share data)

Statements of Comprehensive Income Data
Revenue	$19,900	$19,521	$17,113	$18,136	$27,047
Operating income (loss) before patent related income	4,293	3,312	156	(4,296)	2,037
Gain on sale of patent assets	86,394	-	-	-	-
Gain on sale of assets	-	-	-	6,230	-
Income from continuing operations, net of income taxes	71,934	3,393	669	2,168	3,184
Income (loss) from discontinued operations, net of income taxes	373	(826)	(489)	(1,186)	(1,408)
Net income	72,307	2,567	180	982	1,776
Net income per share – basic	$3.32	$0.12	$0.01	$0.05	$0.08
Net income per share – diluted	$3.28	$0.12	$0.01	$0.05	$0.07

Balance Sheet Data
Cash and short-term investments	$71,074	$46,577	$39,949	$39,669	$45,516
Working capital	73,358	48,069	43,818	42,209	47,288
Total assets	85,854	57,851	53,400	51,454	57,546
Total liabilities	3,958	3,276	3,517	3,094	3,023
Total stockholders’ equity	81,896	54,575	49,883	48,360	54,523

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of comprehensive income stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2012	2011	2010
Software licenses	57%	53%	61%
Software maintenance	17	14	12
Services	15	22	12
Royalties	11	11	15
Total revenue	100	100	100

Costs and expenses:
Cost of services	8	9	4
Research and development	29	27	34
Selling and marketing	22	21	23
General and administrative	19	26	38
Total costs and expenses	78	83	99

Operating income before patent related income	22	17	1
Gain on sale of patent assets	434	-	-
Income from patent arrangement	6	-	-
Operating income after patent related income	462	17	1
Other income	-	-	2
Interest income	1	-	1
Income from continuing operations before income taxes	463	17	4
Provision for income taxes	102	-	-
Income from continuing operations	361	17	4
Income (loss) from discontinued operations, net of income taxes	2	(4)	(3)
Net income	363%	13%	1%

Summary of Operations

Presently, our active business operations are focused on: i) biometrics and imaging software and services; and ii) Digital Subscriber Line (“DSL”) service assurance software and services.

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

Other Activities in 2012.  In addition to our core biometrics and imaging and DSL service assurance business, there were four other business activities that affected our financial results in 2012:

i)
Prior to November 2009, we were a supplier of DSL silicon intellectual property to the semiconductor industry. We continue to receive royalties from two customers that use our DSL silicon IP in their DSL chipsets. Such royalties represented 11% of our total revenue in 2012.

ii)
During 2012 we executed on a strategy to monetize a significant portion of our patent portfolio that was unrelated to our biometrics and DSL service assurance product lines.  In 2011, we engaged an intellectual property law firm to help us conduct a process to sell these patents.  The process produced two significant patent sales for a total of $86.4 million of net gains in 2012.  The two patent sales are described below:

●
On April 26, 2012, we entered into an agreement with an unaffiliated third party to sell a portion of our patent portfolio pertaining to wireless technology for $75.0 million. The proceeds from the sale were reduced by $3.8 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on June 21, 2012 and resulted in a gain of $71.2 million.

●
On August 22, 2012, we entered into an agreement with an unaffiliated third party to sell a portion of our patent portfolio pertaining to digital subscriber line (“DSL”) technology for $16.0 million. The proceeds from the sale were reduced by $0.8 million of transaction costs, which also consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on September 21, 2012 and resulted in a gain of $15.2 million

The majority of the remaining patents in our patent portfolio pertain to our biometrics and imaging and DSL service assurance software product lines. At the current time, we do not intend to pursue patent monetization alternatives for these patents. We believe that the wireless and DSL patent sales in 2012 will have no material impact on our biometrics and imaging and DSL service assurance software product lines.

iii)
In December 2010, we entered into an arrangement with an unaffiliated third party under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  In December 2012, we received a royalty statement from this entity and recorded $1.1 million of income on a separate line of the consolidated statements of comprehensive income entitled “Income from patent arrangement.”

Based on information provided to us by the third party, we may receive additional income from this arrangement in the first quarter of 2013.  We estimate that income could be in the range of $400,000 to $800,000 depending on a variety of factors. Beyond the first quarter of 2013, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

iv)
In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line which was previously a component of our DSL Service Assurance Segment. During 2012, we completed the shutdown and determined that we will no longer have any significant continuing involvement with or cash flows from this product line. Accordingly, the results of our DSL service assurance hardware product line have been reported as discontinued operations.

Income (loss) from discontinued operations attributable to the DSL service assurance hardware product line was (in thousands):

	Years ended December 31,
	2012	2011	2010
Revenue	$2,836	$5,065	$6,447
Expenses	2,212	5,891	6,936
Income (loss) before income taxes	624	(826)	(489)
Income taxes	251	-	-
Income (loss) from discontinued operations	$373	($826)	($489)

Summary of Financial Results

For the year ended December 31, 2012, we had net income of $72.3 million, or $3.28 per share. For the year ended December 31, 2011, we had net income of $2.6 million, or $0.12 per share.  For the year ended December 31, 2010, we had net income of $180,000, or $0.01 per share.

2012 compared to 2011. The increase in net income in 2012 compared to 2011 was primarily due to significant patent related income we received in 2012. Excluding patent related income, operating income increased by $1.0 million from $3.3 million in 2011 to $4.3 million in 2012. The $1.0 million increase was primarily due to: i) increased revenue and profitability in our biometrics and imaging business; and ii) lower general and administrative expenses, which were partially offset by higher losses in our DSL service assurance software business.  Net income also benefited from the shutdown of our discontinued DSL service assurance hardware business which produced a net gain of $0.4 million in 2012 as compared to a loss of $0.8 million in 2011.

2011 compared to 2010. The increase in net income in 2011 compared to 2010 was primarily attributable to: i) significantly higher revenue and profitability in our biometrics and imaging business; and ii) lower general and administrative expenses. Increased profitability related to these sources was partially offset by:  i) higher losses in our DSL service assurance software business; ii) higher losses in our discontinued DSL service assurance hardware business; and iii) a decline in other income.

Software Licenses

Software licenses were previously included as a component of a revenue category we called “Product Sales.” Software licenses consist of revenue from the sale of software licenses for biometrics and imaging, and DSL service assurance applications.

Software license revenue increased 9% from $10.3 million in 2011 to $11.3 million in 2012. As a percentage of total revenue, software license revenue increased from 53% in 2011 to 57% in 2012.  The dollar increase in software license revenue was primarily due to a $1.7 million increase in revenue from the sale of biometrics and imaging software, which was offset by $0.7 million decrease in revenue from the sale of DSL service assurance software.

The $1.7 million increase in revenue from the sale of biometrics and imaging software licenses was primarily due to increased sales of biometrics software products. The increase in biometrics product sales was primarily due to the following factors: i) license purchases by legacy and new system integrator customers for large projects in which they were engaged; ii) a large direct sale to a U.S. government agency; iii) the addition of new sales representatives; and iv) the expanded use of non-employee sales agents outside the United States.  We also believe that our license sales may be benefitting from recent consolidation in the biometrics industry that has left relatively few U.S. suppliers of biometrics software. We believe the U.S. government and its agencies would prefer to procure biometrics software from U.S. based and owned suppliers, if feasible, because of national security concerns.

The $0.7 million decrease in DSL service assurance software license revenue was primarily due to lower license revenue from several telecom suppliers that use our core Dr. DSL technology in their products, and, to a lesser degree, lower sales of our LDP software product.

Software license revenue decreased 1% from $10.4 million in 2010 to $10.3 million in 2011.  As a percentage of total revenue, software license revenue decreased from 61% in 2010 to 53% in 2011. The dollar decrease in software license revenue was primarily due to a $1.0 million decrease in revenue from the sale of DSL service assurance software, which was partially offset by a $0.9 million increase in revenue from the sale of biometrics and imaging software.

The $1.0 million decrease in DSL service assurance software license revenue was primarily due to lower sales of our LDP software. In 2010, we closed two LDP sales transactions with telephone companies and recognized a majority of the revenue from those agreements in 2010. While we recognized some additional revenue from one of the 2010 sales transactions in 2011, there were no new significant sales of LDP software in 2011. The $0.9 million increase in revenue from the sale of biometrics and imaging software was primarily due to a number of larger-sized license transactions with OEMs, systems integrators and end users in 2011.

Software Maintenance

Software maintenance was previously included as a component of a revenue category we called “Product Sales.” Software maintenance consists of revenue from the sale of software maintenance contracts for biometrics and imaging, and DSL service assurance software.  Software maintenance contracts entitle customers to receive software support and software updates if and when they become available.

Software maintenance revenue increased 25% from $2.7 million in 2011 to $3.4 million in 2012. As a percentage of total revenue, software maintenance revenue increased from 14% in 2011 to 17% in 2012.  The dollar increase in software maintenance revenue was primarily due to a $0.5 million increase in revenue from biometrics and imaging maintenance contracts, and a $0.2 million increase in revenue from DSL service assurance maintenance contracts.

The $0.5 million increase in revenue from biometrics and imaging maintenance contracts was primarily due to: 1) higher software license sales in 2012 which generally included the purchase of software maintenance; and 2) renewals of maintenance contracts sold in years prior to 2012.  The $0.2 million increase in revenue from DSL service assurance maintenance contracts was primarily due to the commencement of a maintenance contract with an LDP software customer in the fourth quarter of 2011, which resulted in a full year of maintenance revenue in 2012 versus one quarter in 2011.

Software maintenance revenue increased 33% from $2.0 million in 2010 to $2.7 million in 2011.  As a percentage of total revenue, software maintenance revenue increased from 12% in 2010 to 14% in 2011. The dollar increase in software maintenance revenue was primarily due to a $0.6 million increase in revenue from biometrics and imaging maintenance contracts, and a $0.1 million increase in revenue from DSL service assurance maintenance contracts.

The $0.6 million increase in revenue from biometrics and imaging maintenance contracts was primarily due to: 1) higher software license sales in 2011 which generally included the purchase of software maintenance; and 2) renewals of maintenance contracts sold in years prior to 2011.  The $0.1 million increase in revenue from DSL service assurance maintenance contracts was primarily due to maintenance revenue from two LDP telephone company customers who purchased LDP software in 2010.

Services

Services primarily consist of engineering service fees related to: i) our biometrics and imaging product line; ii) our DSL service assurance software product line; and iii) a legacy DSL silicon contract.

Services decreased 30% from $4.3 million in 2011 to $3.0 million in 2012.  As a percentage of total revenue, services decreased from 22% in 2011 to 15% in 2012.  The dollar decrease in services revenue was primarily due to a $1.1 million decrease in revenue from biometrics services, and a $0.2 million decrease in revenue from DSL service assurance services.

The $1.1 million decrease in revenue from biometrics services in 2012 was primarily due to lower services revenue from two larger customers. One customer project ended in late 2011 and produced little revenue in 2012 after a significant amount of revenue in 2011. The other customer project wound down over the course of 2012 and resulted in significantly less revenue in 2012 compared to 2011 when the project was most active. Services revenue derived from all other customers in 2012 and 2011 was approximately similar in both years. While we are attempting to grow our biometrics services business, we are unable to predict whether services revenue will trend upward or downward in future periods because forecasting the timing of the receipt of new customer service contracts and when the related services will be delivered is difficult.

The $0.2 million decrease in revenue from DSL service assurance services was primarily due to lower service revenue from LDP customers who required engineering customization, and lower services revenue from our legacy DSL silicon customer that we include in our DSL service assurance business.

Services increased 116% from $2.0 million in 2010 to $4.3 million in 2011.  As a percentage of total revenue, services increased from 12% in 2010 to 22% in 2011.  The services dollar increase was primarily due to a $2.6 million increase in revenue from biometrics services, which was partially offset by a $0.3 million decrease in service revenue from a patent licensing customer. The $2.6 million increase in revenue from biometrics services was primarily due to revenue we derived from two large customers as well as the growth of our services business with other commercial and government customers.

Royalties

Royalties consist of royalty payments we receive under DSL silicon contracts with Ikanos Communications, Inc. (“Ikanos”) and Lantiq Deutschland GmbH (“Lantiq”) for the right to incorporate our silicon IP in their DSL chipsets.  The sale of our DSL silicon IP assets in 2009 did not alter the royalty obligations of these two customers to continue to make royalty payments.

Royalties were essentially unchanged at approximately $2.15 million in 2011 and 2012.  As a percentage of total revenue, royalties were also unchanged at 11% in 2011 and 2012.  Unchanged royalty revenue reflects higher DSL royalties from Lantiq that were offset by lower DSL royalties from Ikanos.

Royalties decreased 19% from $2.7 million in 2010 to $2.1 million in 2011.  As a percentage of total revenue, royalties decreased from 15% in 2010 to 11% in 2011.  The dollar decrease in royalties was due to a decrease in DSL royalties reported by Lantiq.

We are uncertain as to whether our two DSL IP licensees will be able to maintain sales of DSL chipsets that incorporate our DSL IP or whether they will continue to sell products that incorporate our DSL IP.  Accordingly, we are unable to predict whether royalties will increase or decrease in future periods, although we believe that it is more likely that they will decrease than increase.

Cost of Services

Cost of services consists of engineering costs to complete customer engineering projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 5% from $1.8 million in 2011 to $1.7 million in 2012.  As a percentage of services revenue, cost of services increased from 41% in 2011 to 56% in 2012, which resulted in gross margins on service revenue decreasing from 59% to 44%.   The $0.1 million decrease in cost of services was primarily due to: i) unchanged cost of services in our biometrics services business; and ii) a $0.1 million decrease in cost of services in our DSL service assurance business.

The $0.1 million decline in cost of services in our DSL service assurance business is commensurate with a $0.2 million decline in DSL service assurance revenue. Unchanged cost of services in our biometrics business on a $1.1 million decline in biometrics service revenue reflects higher costs per dollar of service revenue. Generally, the gross margin on a services contract is a function of: i) the nature of the project; ii) the level of engineering difficulty and cost to achieve contract milestones; and iii) how much we are able to charge for those milestones. The composition of service revenue in 2012 included customer projects that possessed characteristics that were not as profitable as those we delivered in 2011.

Cost of services increased 149% from $0.7 million in 2010 to $1.8 million in 2011.  As a percentage of services revenue, cost of services increased from 36% in 2010 to 41% in 2011, which resulted in gross margins on service revenue decreasing from 64% to 59%. The $1.1 million increase in cost of services was primarily due to: i) $1.1 million increase in cost of services in our biometrics services business; and ii) unchanged cost of services on unchanged service revenue in our DSL service assurance business.

The $1.1 million increase in biometrics cost of services was primarily due to a $2.6 million increase in biometrics service revenue. The decrease in gross margins on service revenue was due to a greater proportion of services provided to government customers that have slightly lower margins than commercial customers in 2011 as compared to 2010.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Years ended December 31,
	2012	2011	2010
Research and development expense	$5,749	$5,295	$5,890
Cost of services	1,686	1,777	714
Total engineering costs	$7,435	$7,072	$6,604

Research and development expense increased 9% from $5.3 million in 2011 to $5.7 million in 2012.  As a percentage of total revenue, research and development expense increased from 27% in 2011 to 29% in 2012.  The $0.4 million research and development expense was primarily due to: i) a $0.4 million increase in spending in our biometrics engineering organization, and ii) unchanged spending in our DSL service assurance engineering organization. Higher biometrics spending is primarily due to headcount growth in its engineering organization.  As revenue and customer opportunities have grown in our biometrics business, we have hired additional engineers to keep up with that growth.

It should also be noted that in 2012 and 2011, we allocated approximately equal levels of engineering expenses to cost of services. Therefore, the change in research and development expense in 2012 compared to 2011 was not materially affected by the allocation of engineering resources between our internal development projects and customer service projects.

Research and development expense decreased 10% from $5.9 million in 2010 to $5.3 million in 2011.  As a percentage of total revenue, research and development expense decreased from 34% in 2010 to 27% in 2011.  As the table above indicates, total engineering costs increased by $0.5 million, which was primarily due to contractor and material costs incurred for a biometrics government services contract.  Notwithstanding the increase in total engineering costs, research and development expense declined by $0.6 million.  This decrease was primarily due to how we deployed our engineering resources in 2011. In 2011, our total engineering costs were $7.1 million, of which we classified $5.3 million to research and development cost and $1.8 million to cost of services based on the time spent on each activity.  In 2010, our total engineering costs were $6.6 million, of which we classified $5.9 million to research and development cost and $0.7 million to cost of services.  Therefore, the reduction of research and development expense in 2011 was primarily due to a greater deployment of engineering resources on customer services projects in the current year as compared to the previous year.

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

Selling and marketing expense increased 4% from $4.1 million in 2011 to $4.3 million in 2012.  As a percentage of total revenue, selling and marketing expense increased from 21% in 2011 to 22% in 2012. The $0.2 million increase in selling and marketing expense was primarily due to expense growth in our biometrics sales organization for new sales employees, foreign sales agents and sales commissions. Expense increases from biometrics sales were partially offset by lower sales expenses in our DSL service assurance sales organization.

Selling and marketing expense increased 6% from $3.9 million in 2010 to $4.1 million in 2011.  As a percentage of total revenue, selling and marketing expense decreased from 23% in 2010 to 21% in 2011. The $0.2 million increase in selling and marketing expense primarily reflects slightly higher sales expenses in our biometrics sales organization which was partially offset by lower sales expenses in our DSL service assurance sales organization.

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

General and administrative expense decreased 23% from $5.0 million in 2011 to $3.9 million in 2012.  As a percentage of total revenue, general and administrative expense decreased from 26% in 2011 to 19% in 2012.  The dollar decrease in general and administrative expense was primarily due to: i) $0.8 million of lower salary, severance, stock-based compensation and consulting expenses related to our former CEO; ii) $0.5 million of lower expenses related to our former Chairman whose expenses were classified as sales and marketing expense commencing in the fourth quarter of 2011 when his title and role changed; and iii) and $0.1 million of lower stock-based compensation expenses for other members of senior management and our administrative staff.  Lower general and administrative expenses related to these three factors were partially offset by: i) $0.2 million of higher third party accounting fees to assist us with the tax accounting on gains on patent asset sales; and ii) $0.1 million of higher other administrative expenses.

General and administrative expense decreased 22% from $6.4 million in 2010 to $5.0 million in 2011.  As a percentage of total revenue, general and administrative expense decreased from 38% in 2010 to 26% in 2011.  The dollar decrease in general and administrative expense was mainly attributable to: i) lower legal fees related to patents and patent monetization activities of $1.0 million; ii) lower compensation expenses for directors and officers of $0.8 million; and iii) other administrative spending decreases of $0.2 million.  These spending decreases were partially offset by $0.6 million of severance costs paid in 2011 to our former CEO upon his departure from the company.

Gain on Sale of Patent Assets

In 2011, we engaged an intellectual property law firm to help us conduct a process to sell a portion of our patent portfolio pertaining to wireless and certain DSL patents. The process produced two significant patent sales for a total of $86.4 million of net gains in 2012.  The two patent sales are described below:

●
On April 26, 2012, we entered into an agreement with an unaffiliated third party to sell a portion of our patent portfolio pertaining to wireless technology for $75.0 million. The proceeds from the sale were reduced by $3.8 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on June 21, 2012 and resulted in a gain of $71.2 million.

●
On August 22, 2012, we entered into an agreement with an unaffiliated third party to sell a portion of our patent portfolio pertaining to digital subscriber line (“DSL”) technology for $16.0 million. The proceeds from the sale were reduced by $0.8 million of transaction costs, which also consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on September 21, 2012 and resulted in a gain of $15.2 million.

The majority of the remaining patents in our patent portfolio pertain to our biometrics and imaging and DSL service assurance software product lines. At the current time, we do not intend to pursue patent monetization alternatives for these patents.

Income from Patent Arrangement

In December 2010, we entered into an arrangement with an unaffiliated third party under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. In December 2012, we received a royalty statement from this entity and recorded $1.1 million of income.

Based on information provided to us by the third party, we may receive additional income from this arrangement in the first quarter of 2013.  We estimate that income could be in the range of $400,000 to $800,000 depending on a variety of factors. Beyond the first quarter of 2013, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Other Income

We recorded $85,000 of other income in the year ended December 31, 2012. This amount represented realized gains on the sale of high yield bond investments.

We recorded $425,000 of other income in the year ended December 31, 2010. This amount represents proceeds from a legal settlement with a former customer.

Interest Income

Interest income increased 175%, or $144,000, from $83,000 in 2011 to $227,000 in 2012. The dollar increase was primarily due: i) interest income from high yield bonds; and ii) higher cash balances as a result of the patent sales in 2012.

Interest income decreased 8%, or $7,000, from $90,000 in 2010 to $83,000 in 2011.  The dollar decrease in interest income was primarily due to a decline in money market interest rates during 2011.

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

We made a provision for income taxes related to continuing operations in the year ended 2012 of $20.2 million. We made no provision for income taxes in the years ended 2011 and 2010, except for $2,000 of state excise taxes in each year.

Gains on the sale of patent assets were primarily responsible for generating $92.1 million of pre-tax income from continuing operations in the year ended December 31, 2012. We used a significant portion of our available deferred tax assets to reduce income taxes on pre-tax income.

A substantial portion of the deferred tax assets we utilized comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, the portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the year ended December 31, 2012, the tax benefits from such stock-based awards were $14.4 million, which we recorded as an equity adjustment to additional paid-in capital.

Total income tax expense for the year ended December 31, 2012 was $20.4 million, including $20.2 million that was recorded in continuing operations and $0.2 million that was recorded in discontinued operations. The Company’s actual tax liability for 2012 was $7.8 million as taxes that are currently payable were reduced by the $14.4 million equity adjustment mentioned above.

Income tax expense in 2012 was reduced by a $1.8 million reversal of the valuation allowance on our remaining deferred tax assets at December 31, 2012. We reversed the valuation allowance because based on all the available evidence, we believed that it is more likely than not that our deferred tax assets will be realizable.  In reaching this determination, we evaluated: i) our most recent years operating results; ii) our future financial plans; and iii) the nature of the components comprising deferred tax assets at December 31, 2012.

We will continue to assess the level of valuation allowance required in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

Income (loss) from discontinued operation, net of income taxes.

Income (loss) from discontinued operations, net of income taxes reflects operating results from our DSL service assurance hardware product line that we shutdown during 2012.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed the company with our cash balances, cash generated from operations, and cash received from the sale of patent assets.  Equity financing has not been a meaningful source of financing for us in recent years. Cash flows from operating, investing and financing activities are described below.

Cash flow from operating activities
In the years ended December 31, 2011 and 2010, our operating activities provided net cash of $6.8 million and $0.7 million, respectively.  In the year ended December 31, 2012, our operating activities used net cash of $15.3 million. A discussion of cash flow from operations for each of the last three years follows:

Year ended December 31, 2012. Cash used by operating activities of $15.3 million in 2012 was primarily the result of: i) cash provided by on-going operations of $6.7 million; less ii) income tax items on patent sales of $22.0 million.  A discussion of each of these factors follows:

●
Cash provided by on-going operations of $6.7 million was the result of: i) operating income before patent related income of $4.3 million; ii) income from discontinued operations of $0.4 million; iii) interest income and other income of $0.3 million; iv) adjustments for non-cash items related to depreciation and stock-based compensation of $0.5 million and $0.3 million, respectively; and v) changes in working capital components that increased cash by $0.9 million.

●
Cash provided by on-going operations of $6.7 million was reduced by $22.0 million of income tax items that were incurred as a result of our patent sales in 2012. The $22.0 million of income tax items comprises: i) $7.6 million of tax payments; and ii) $14.4 million of tax expense that is reduced by a tax benefit from excess stock-based compensation that must be presented as cash flows from financing activities under generally accepted accounting principles as opposed to an item that benefits cash flows from operating activities.

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

Cash flow from investing activities
In the years ended December 31, 2011 and 2010, our investing activities used net cash of $1.1 million and $0.3 million, respectively. In the year ended December 31, 2012, our investing activities provided net cash of $85.1 million. A discussion of cash flow from investing activities for each of the last three years follows:

Year ended December 31, 2012. Cash provided by investing activities of $85.1 million in 2012 was primarily due to $86.4 million of net proceeds from the sale of patent assets.  Cash provided from the sale of patent assets was reduced by: i) $0.1 million of capital expenditures; and ii) $1.2 million of net investment purchases.

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

Cash flow from financing activities
In the year ended December 31, 2011, our financing activities provided net cash of $0.9 million. In the years ended December 31, 2012 and 2010, our financing investing activities used net cash of $45.3 million and $0.2 million, respectively.  A discussion of cash flow from financing activities for each of the last three years follows:

Year ended December 31, 2012. Cash used by financing activities of $45.3 million in 2012 was primarily the result of $66.0 million of dividend payments and $0.2 million used to repurchase stock from employees in connection with stock issuances under a 2010 stock grant program. Cash usage by these two factors was partially offset by: i) $6.5 million of proceeds from the exercise of stock options; and ii) a $14.4 million tax benefit related to excess stock-based compensation.

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

At December 31, 2012, we had cash and cash equivalents of $71.1 million and investments of $2.0 million.  While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.

To date, inflation has not had a material impact on our financial results.  There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any arrangements with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities, or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to any financing, liquidity, market or credit risk if we had such relationships.

During 2011 and 2012 we disclosed that we had a patent arrangement with an unaffiliated third party that we classified as a variable interest entity.  We also disclosed that: i) we had no equity interest in this entity; ii) we were not contractually obligated to fund this entity, therefore our maximum exposure to loss as a result of our involvement with this entity was zero; iii) we may receive royalties in the future if certain conditions are met; iv) we were not the primary beneficiary of this entity; v) we have not consolidated this entity’s results into our financial statements, therefore we carried the assets and liabilities of this entity in our balance sheet at zero; and vi) prior to September 30, 2012, this arrangement had no impact on our results of operations, financial position or cash flows in any previous periods.

In August 2012, certain contractual provisions of the arrangement were amended.  As a result, the arrangement was no longer considered a variable interest entity under generally accepted accounting principles, and we ceased to classify it as such once the amendment was signed.

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity.  The following represents our contractual obligations as of December 31, 2012 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase orders	$118	$118	-	-	-
Total	$118	$118	$-	$-	$-

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, stock-based compensation, income taxes, and the allowance for doubtful accounts to be critical policies.

Revenue recognition.  We derive revenue from four sources: (i) software licenses, which includes revenue from the sale of biometrics and imaging, and DSL service assurance software products; (ii) software maintenance, which includes revenue from the sale of software maintenance contracts related to biometrics and imaging, and DSL service assurance software; (iii) services, which primarily includes engineering service fees; and (iv) royalties.

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

We must also make judgments with respect to the recognition of revenue for multiple element revenue arrangements. We recognize revenue for multiple element arrangements as follows:

o
When software licenses and maintenance contracts are sold together, we recognize software license revenue upon delivery, provided we have vendor specific objective evidence (“VSOE”) for the fair value of the maintenance contract fee, and we recognize the fair value of maintenance contract revenue ratably over the related contract period. If we do not have VSOE for the fair value of the maintenance contract fee, we recognize software license and maintenance contract revenue ratably over the related contract period.

o
When engineering services and software licenses are sold together, the total fee is generally recognized by applying contract accounting.  We have adopted the percentage-of-completion method of contract accounting, and we primarily use an output method (i.e., based on contract milestones) to determine our completion percentage.

o
When we sell services, software licenses and maintenance together, revenue is recognized as follows: i) maintenance revenue is separated from the other two elements and is recognized ratably over the related contract period; provided we have VSOE for the fair value of the maintenance element; and ii) the total fee from the software license and engineering service elements is recognized by applying the contract accounting method described in the previous paragraph.

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

Income taxes.  As part of the process of preparing our consolidated financial statements we are required to estimate our actual current tax expense.  We must also estimate temporary and permanent differences that result from differing treatment of certain items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period for deferred tax assets, which have been recognized, we must include an expense with the tax provision in the statement of operations.  Conversely, to the extent we decrease our valuation allowance in a period for deferred tax assets, which have been previously reserved, we must include a tax benefit with the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets.  Our deferred tax assets primarily relate to temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2012, we had a total of $1.8 million of deferred tax assets for which we had recorded no valuation allowance.

We will continue to assess the level of valuation allowance required in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no recently issued accounting pronouncements applicable to us that we had not adopted as of December 31, 2012.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at December 31, 2012 consisted of two elements:

1.
Cash and cash equivalents. As of December 31, 2012, our cash and cash equivalents of $71.1 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of December 31, 2012, our investments of $2.0 million were invested in high yield bonds with two separate corporate debt issuers, both of which mature in 2015.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and approximate three-year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

We do not use derivative financial instruments for speculative or trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Aware, Inc.:

We have audited the accompanying consolidated balance sheet of Aware, Inc. (“the Company”) as of December 31, 2012, and the related consolidated statement of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2012, and the financial statement schedule listed in Item 15. We also have audited Aware Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aware, Inc. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.  Also in our opinion, Aware, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP
Boston, Massachusetts
February 19, 2013

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Aware, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Aware, Inc. and its subsidiary at December 31, 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2011 listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts

February 21, 2012 except for the effects of discontinued operations discussed in Note 4 to the consolidated financial statements, as to which the date is February 19, 2013

AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$71,074	$46,577
Accounts receivable (less allowance for doubtful accounts of $20 in 2012 and $30 in 2011)	3,457	3,546
Receivable from patent arrangement	1,121	-
Inventories	-	547
Deferred tax assets	817	-
Prepaid expenses and other current assets	528	213
Total current assets	76,997	50,883

Property and equipment, net	5,904	6,232
Investments	2,010	727
Long term deferred tax assets	943	-
Other assets, net	-	9
Total assets	$85,854	$57,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328	$399
Accrued expenses	148	121
Accrued compensation	817	868
Accrued professional fees	142	109
Deferred revenue	2,204	1,317
Total current liabilities	3,639	2,814

Long-term deferred revenue	319	462

Commitments and contingent liabilities (Note 9)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2012 and 2011; issued and outstanding 22,509,518 in 2012 and 20,622,889 in 2011	225	206
Additional paid-in capital	100,561	79,512
Accumulated other comprehensive loss	(50)	(20)
Accumulated deficit	(18,840)	(25,123)
Total stockholders’ equity	81,896	54,575
Total liabilities and stockholders’ equity	$85,854	$57,851

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Revenue:
Software licenses	$11,301	$10,347	$10,427
Software maintenance	3,396	2,717	2,038
Services	3,033	4,311	1,993
Royalties	2,170	2,146	2,655
Total revenue	19,900	19,521	17,113

Costs and expenses:
Cost of services	1,686	1,777	714
Research and development	5,749	5,295	5,890
Selling and marketing	4,312	4,132	3,915
General and administrative	3,860	5,005	6,438
Total costs and expenses	15,607	16,209	16,957

Operating income before patent related income	4,293	3,312	156
Gain on sale of patent assets	86,394	-	-
Income from patent arrangement	1,121	-	-
Operating income after patent related income	91,808	3,312	156
Other income	85	-	425
Interest income	227	83	90
Income from continuing operations before income taxes	92,120	3,395	671
Provision for income taxes	20,186	2	2
Income from continuing operations	71,934	3,393	669
Income (loss) from discontinued operations, net of income taxes	373	(826)	(489)
Net income	$72,307	$2,567	$180

Basic net income per share:
Basic net income per share from continuing operations	$3.30	$0.16	$0.03
Basic net income (loss) per share from discontinued operations	0.02	(0.04)	(0.02)
Basic net income per share	$3.32	$0.12	$0.01

Diluted net income per share:
Diluted net income per share from continuing operations	$3.26	$0.16	$0.03
Diluted net income (loss) per share from discontinued operations	0.02	(0.04)	(0.02)
Diluted net income per share	$3.28	$0.12	$0.01

Weighted-average shares - basic	21,814	20,534	19,971
Weighted-average shares - diluted	22,071	20,735	20,182

Comprehensive income:
Net income	$72,307	$2,567	$180
Other comprehensive income, net of $0 tax:
Unrealized gains (losses) on available for sale securities	(30)	(20)	-
Comprehensive income	$72,277	$2,547	$180

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income	$72,307	$2,567	$180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	453	475	536
Stock-based compensation	321	1,277	1,495
Gain on sale of patent assets	(86,394)	-	-
Amortization of discount on investments	(18)	(9)	-
Gain on sale of investments	(85)	-	-
Provision for doubtful accounts	4	-	-
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	85	1,422	(1,403)
Receivable from patent arrangement	(1,121)	-	-
Inventories	547	1,316	(750)
Prepaid expenses and other current assets	(315)	22	128
Deferred tax assets	(1,760)	-	-
Accounts payable	(71)	(166)	239
Accrued expenses, compensation and professional	9	(590)	177
Deferred revenue	744	515	108
Net cash provided by (used in) operating activities	(15,294)	6,829	710

Cash flows from investing activities:
Purchases of property and equipment	(116)	(331)	(118)
Purchases of investments	(2,065)	(737)	-
Sales of investments	855	-	-
Proceeds from sale of patent assets, net	86,394	-	-
Payments related to sale of assets	-	-	(100)
Purchase of other assets	-	-	(60)
Net cash provided by (used in) investing activities	85,068	(1,068)	(278)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,526	1,826	9
Payment of dividends	(66,024)	-	-
Excess tax benefits from stock-based compensation	14,395	-	-
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(174)	(224)	(161)
Repurchase of common stock	-	(735)	-
Net cash provided by (used in) financing activities	(45,277)	867	(152)

Increase in cash and cash equivalents	24,497	6,628	280
Cash and cash equivalents, beginning of year	46,577	39,949	39,669

Cash and cash equivalents, end of year	$71,074	$46,577	$39,949

Supplemental disclosure:
Cash paid for income taxes	$7,954	$2	$2

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balance at December 31, 2009	19,809	$198	$76,032	-	($27,870)	$48,360

Exercise of common stock options	1	-	1			1
Issuance of unrestricted stock under a stock option exchange program	178	2	-			2
Shares surrendered by employees to pay taxes related to unrestricted stock	(60)	(1)	(162)			(163)
Issuance of unrestricted stock	111	1	-			1
Issuance of common stock under employee stock purchase plan	3	-	7			7
Stock-based compensation expense	-	-	1,495			1,495
Net income					180	180

Balance at December 31, 2010	20,042	200	77,373	-	(27,690)	49,883

Exercise of common stock options	596	6	1,804			1,810
Issuance of unrestricted stock	300	3	(3)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(70)	(1)	(223)			(224)
Repurchase of common stock	(250)	(2)	(733)			(735)
Issuance of common stock under employee stock purchase plan	5	-	17			17
Stock-based compensation expense	-	-	1,277			1,277
Accumulated other comprehensive loss				(20)		(20)
Net income					2,567	2,567

Balance at December 31, 2011	20,623	206	79,512	(20)	(25,123)	54,575

Exercise of common stock options	1,764	18	6,481			6,499
Issuance of unrestricted stock	151	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(33)		(174)			(174)
Issuance of common stock under employee stock purchase plan	5	-	27			27
Stock-based compensation expense	-	-	321			321
Tax benefits from stock-based awards			14,395			14,395
Dividend payment					(66,024)	(66,024)
Accumulated other comprehensive loss				(30)		(30)
Net income					72,307	72,307

Balance at December 31, 2012	22,510	$225	$100,561	($50)	($18,840)	$81,896

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

We are a leading supplier of products for the biometrics and imaging and Digital Subscriber Line (“DSL”) service assurance industries. We sell software products for biometrics and imaging applications and DSL service assurance applications. We sell our software products for biometrics and imaging applications and professional services for biometrics through a systems integrator, OEM, and direct sales channel. We sell our DSL service assurance software products directly to DSL service providers and through an OEM sales channel.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Aware, Inc. and its subsidiary.  All significant intercompany transactions have been eliminated.

Use of Estimates – The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  The most significant estimates included in the financial statements pertain to revenue recognition, reserves for doubtful accounts, useful lives of fixed assets, valuation allowance for deferred income tax assets, and accrued liabilities.  Actual results could differ from those estimates.

Fair Value Measurements - The Financial Accounting Standards Board (“FASB”) Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to the unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the FASB Codification are: i) Level 1 – valuations that are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; ii) Level 2 – valuations that are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and iii) Level 3 – valuations that require inputs that are both significant to the fair value measurement and unobservable.

Cash and cash equivalents, which primarily include money market mutual funds, were $71.1 million and $46.6 million as of December 31, 2012 and December 31, 2011, respectively. We classified our cash equivalents of $67.1 million and $42.2 million as of December 31, 2012 and 2011, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $2.0 million and $0.7 million of available-for-sale investments as of December 31, 2012 and December 31, 2011, respectively.

As of December 31, 2012, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$2,010	$-	$-
Money market funds (included in cash and cash equivalents)	67,050
Total	$69,060	$-	$-

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$727	$-	$-
Money market funds (included in cash and cash equivalents)	42,204
Total	$42,931	$-	$-

Cash and Cash Equivalents – Cash and cash equivalents, which consist primarily of money market funds and demand deposits, which are stated at fair value. All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. At certain times our cash balances at certain financial institutions exceed the Federal Deposit Insurance Corporation limits. The Company does not believe it is exposed to significant credit risk related to cash and cash equivalents.

Investments - At December 31, 2012 and 2011, we categorized all investment securities as available-for-sale, since we may liquidate these investments currently.  In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders’ equity called Accumulated Comprehensive Income.

Realized gains on investments were $85,000 in the year ended December 31, 2012.  There were no realized gains or losses on investments in the years ended December 31, 2011, and 2010.

Unrealized losses on investments were $50,000 and $20,000 in the years ended December 31, 2012, and 2011. There were no unrealized gains or losses on investments in the year ended December 31, 2010.

The amortized cost of our corporate debt securities was $2.06 million at December 31, 2012. All corporate debt securities comprising investments mature in 2015.

Allowance for Doubtful Accounts – Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts.

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method.  We evaluate all inventories for net realizable value on a quarterly basis, and record provisions for excess and obsolete inventory when required.  Following the shutdown of our DSL service assurance hardware business, we no longer carried inventory.

Property and Equipment – Property and equipment is stated at cost.  Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss on disposal is included in the determination of income or loss.  Expenditures for repairs and maintenance are charged to expense as incurred.
The estimated useful lives of assets used by us are:

Building	30 years
Building improvements	5 to 20 years
Furniture and fixtures	5 years
Computer, office & manufacturing equipment	3 years
Purchased software	3 years

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Each impairment test is based on a comparison of the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If an impairment is indicated, the asset is written down to its estimated fair value.  The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time.  We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2012 and 2011.

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

Product delivery: We deem delivery to have occurred: (i) upon shipment when products are shipped FOB shipping point, or (ii) upon delivery at a customer’s location when products are shipped FOB destination, or (iii) when software is delivered electronically.  If customer acceptance provisions apply, revenue is not recognized until delivery has occurred and we have received such acceptance. If we are required to provide installation services, revenue is not recognized until installation is complete.

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

We categorize revenue as software licenses, software maintenance, services, or royalties. In addition to the general revenue recognition policies described above, specific revenue recognition policies apply to each category of revenue.

Software licenses
Software licenses consist of revenue from the sale of software licenses for biometrics, imaging, and DSL service assurance applications.  We recognize revenue from software licenses upon delivery when licenses are sold in single element arrangements.

Software maintenance
Software maintenance consists of revenue from the sale of software maintenance contracts for biometrics, imaging, and DSL service assurance software.  Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the maintenance contract. We recognize software maintenance revenue ratably over the related contract period.

Services
Service revenue primarily consists of fees from biometrics and DSL service assurance customers for engineering services that we provide to them. We recognize services revenue as services are delivered when services are sold in single element arrangements.

Royalties
Royalty revenue consists of royalties we receive under DSL silicon IP contracts with customers that have incorporated our intellectual property into their products. Since we cannot reasonably estimate royalty revenue, such revenue is recognized in the quarter in which a final report is received from a customer. Royalty reports are typically received in the quarter immediately following the quarter in which sales of royalty-bearing products occur.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiple element arrangements
In addition to selling software licenses, software maintenance and services in single element arrangements, we also sell these three products as part of multiple element arrangements.  The various combinations of multiple element arrangements and our revenue recognition for each are described as follows:

●
Software licenses and software maintenance. When software licenses and software maintenance contracts are sold together, we recognize software license revenue upon delivery, provided we have vendor specific objective evidence (“VSOE”) for the fair value of the maintenance contract fee, and we recognize the fair value of maintenance contract revenue ratably over the related contract period. If we do not have VSOE for the fair value of the maintenance contract fee, we recognize software license and software maintenance revenue ratably over the related maintenance contract period.

●
Software licenses and services. When software licenses and engineering services are sold together, the total fee is generally recognized by applying contract accounting.  We have adopted the percentage-of-completion method of contract accounting, and we generally use an output method (i.e., based on contract milestones) to determine our completion percentage. The software license portion of the arrangement is classified as software license revenue and the engineering services portion is classified as services revenue.

●
Software licenses, software maintenance and services. When we sell software licenses, software maintenance and services together, revenue is recognized as follows: i) software maintenance revenue is separated from the other two elements and is recognized ratably over the related software maintenance contract period; provided we have VSOE for the fair value of the maintenance element; and ii) the total fee from the software license and engineering service elements is recognized by applying the contract accounting method described in the previous paragraph.

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

We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, and changes in facts or circumstances related to a tax position.  Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact our tax provision in future periods.  Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the statement of income.

Capitalization of Software Costs – We capitalize certain internally developed software development costs after technological feasibility of the product has been established.  No software costs were capitalized for the years ended December 31, 2012, 2011 and 2010, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2012 and 2011, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $70.8 million and $46.3 million, respectively.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk with respect to net accounts receivable consists of $1.1 million, $0.6 million, $0.5 million, $0.4 million and $0.3 million with five customers, respectively, at December 31, 2012, and $0.4 million, $0.4 million, $0.4 million, $0.2 million, $0.2 million and $0.2 million with six customers, respectively, at December 31, 2011.

Concentration of credit risk with respect to our investment portfolio consists of $1.0 million and $1.0 million with two issuers of corporate debt securities, respectively, at December 31, 2012, and $475,000 and $252,000 with two issuers of corporate debt securities, respectively, at December 31, 2011.

Stock-Based Compensation – We grant stock options and stock to our employees and directors.  We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award.

We use the Black-Scholes option valuation model to estimate the fair value of stock option awards. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield.

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

Advertising Costs – Advertising costs are expensed as incurred and were not material for 2012, 2011, and 2010.

Recent Accounting Pronouncements – There were no recently issued accounting pronouncements applicable to us that we had not adopted as of December 31, 2012.

Reclassifications - Certain prior period amounts have been reclassified to be consistent with the current period presentation, particularly as a result of the discontinued operations presentation of our DSL service assurance hardware product line in 2012. See Note 4 to the Consolidated Financial Statements.

Segments – We organize ourselves into multiple segments reporting to the chief operating decision makers. We have sales outside of the United States, which are described in Note 10.  All long-lived assets are maintained in the United States.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PATENT RELATED INCOME

In the year ended December 31, 2012, we derived patent related income from two sources, which are described below:

Gain on sale of patent assets. In 2011, we engaged an intellectual property law firm to help us conduct a process to sell a portion of our patent portfolio pertaining to wireless and certain DSL patents. The process produced two significant patent sales for a total of $86.4 million of net gains in 2012. This income was included on a separate line of the consolidated statements of comprehensive income entitled “Gain on sale of patent assets.”  The two patent sales are described below:

Wireless patent sale.  On April 26, 2012, we entered into an agreement with an unaffiliated third party to sell a portion of our patent portfolio pertaining to wireless technology for $75.0 million. The proceeds from the sale were reduced by $3.8 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on June 21, 2012 and resulted in a gain of $71.2 million.

DSL patent sale.  On August 22, 2012, we entered into an agreement with an unaffiliated third party to sell a portion of our patent portfolio pertaining to digital subscriber line (“DSL”) technology for $16.0 million. The proceeds from the sale were reduced by $0.8 million of transaction costs, which also consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on September 21, 2012 and resulted in a gain of $15.2 million.

Income from patent arrangement. In December 2010, we entered into an arrangement with an unaffiliated third party under which we assigned patents in return for royalties on proceeds from patent monetization efforts by the third party.  In December 2012, we received a royalty statement from this entity and recorded $1.1 million of income on a separate line of the consolidated statements of comprehensive income entitled “Income from patent arrangement.”

4.     DISCONTINUED OPERATIONS

In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line which was previously a component of our DSL Service Assurance Segment. During 2012, we completed the shutdown and determined that we will no longer have any significant continuing involvement with or cash flows from this product line. Accordingly, the results of our DSL service assurance hardware product line have been included on a separate line of the consolidated statements of comprehensive income entitled “Income (loss) from discontinued operations, net of income taxes.”

Income (loss) from discontinued operations attributable to the DSL service assurance hardware product line was (in thousands):

	Years ended December 31,
	2012	2011	2010
Revenue	$2,836	$5,065	$6,447
Expenses	2,212	5,891	6,936
Income (loss) before income taxes	624	(826)	(489)
Income taxes	251	-	-
Income (loss) from discontinued operations	$373	($826)	($489)

The consolidated statements of comprehensive income for the years ended December 31, 2011 and 2010 have been reclassified to reflect the effect of discontinued operations as set forth above.

There were no assets and a $10,000 warranty liability remaining on the balance sheet as of December 31, 2012 related to the DSL service assurance hardware product line.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We incurred one-time costs related to the shutdown of approximately $282,000, the majority of which were severance and employee-related costs.  Such costs were incurred, paid, and included in income from discontinued operations during the year ended December 31, 2012.

5.	INVENTORIES

Following the shutdown of our DSL service assurance hardware business, we no longer carried inventory.  Inventories consisted of the following at December 31 (in thousands):

	2012	2011
Raw materials	$-	$339
Finished goods	-	208
Total	$-	$547

6.	PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31 (in thousands):

	2012	2011
Land	$1,080	$1,080
Building and improvements	9,060	9,050
Computer equipment	605	1,282
Purchased software	131	197
Furniture and fixtures	779	810
Office equipment	181	182
Manufacturing equipment	-	78
Total	11,836	12,679
Less accumulated depreciation and amortization	(5,932)	(6,447)
Property and equipment, net	$5,904	$6,232

Depreciation expense amounted to $0.4 million, $0.5 million, and $0.5 million, in each of the years ended December 31, 2012, 2011, and 2010, respectively.  In 2012, 2011 and 2010, we identified $958,000, $78,000 and $275,000, of fully depreciated assets no longer in use, and retired the assets and related accumulated depreciation.

7.     INCOME TAXES

We made a provision for income taxes relating to continuing operations in the year ended 2012 of $20.2 million. We made no provision for income taxes in the years ended 2011 and 2010, except for $2,000 of state excise taxes in each year. The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$20,412	$-	$-
State	1,534	2	2
	21,946	2	2
Deferred:
Federal	(1,354)	-	-
State	(406)	-	-
	(1,760)	-	-

Total provision for income taxes	$20,186	$2	$2

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2012	2011	2010
Federal statutory rate	35%	34%	34%
State rate, net of federal benefit	5	6	8
Tax credits	-	(9)	(128)
Change in valuation allowance	(18)	(50)	(558)
State tax rate change	-	-	157
Non-qualified option cancellations and forfeitures	-	11	394
Nondeductible compensation expense	-	(1)	-
Prior year adjustment	-	(2)	5
Expiring NOLs and tax credits	-	10	84
Other	-	1	5
Effective tax rate	22%	0%	1%

Gains on the sale of patent assets were primarily responsible for generating $92.1 million of pre-tax income from continuing operations in the year ended December 31, 2012. We used a significant portion of our available deferred tax assets to reduce income taxes on pre-tax income.

A substantial portion of the deferred tax assets we utilized in 2012 comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, the portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the year ended December 31, 2012, the tax benefits from such stock-based awards were $14.4 million, which we recorded as an equity adjustment to additional paid-in capital.

Total income tax expense for the year ended December 31, 2012 was $20.4 million, including $20.2 million that was recorded in continuing operations and $0.2 million that was recorded in discontinued operations. The Company’s actual tax liability for 2012 was $7.8 million as taxes that are currently payable were reduced by the $14.4 million equity adjustment mentioned above.

The principal components of deferred tax assets are as follows at December 31 (in thousands):

	2012	2011
Federal net operating loss carryforwards	$-	$17,041
Research and development and other tax credit carryforwards	27	18,807
State net operating loss carryforwards	-	465
Capitalized research and development costs	817	1,651
Other	916	2,512
Total	1,760	40,476
Less valuation allowance	(-)	(40,476)
Deferred tax assets, net	$1,760	$-

Income tax expense in 2012 was reduced by a $1.8 million reversal of the valuation allowance on our remaining deferred tax assets at December 31, 2012. We reversed the valuation allowance because based on all the available evidence, we believed that it is more likely than not that our deferred tax assets will be realizable.  In reaching this determination, we evaluated: i) our most recent years results; ii) our future financial plans; and iii) the nature of the components comprising deferred tax assets at December 31, 2012.

We will continue to assess the level of valuation allowance required in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of significant taxable income in 2012 and the utilization of research and development credits thereon, we conducted a review to determine whether any of our prior year research and development tax credits represented an uncertain tax position.  Based on that review, we determined that $1.9 million of federal credits and $1.0 million of state credits could not be supported and therefore, those credits were written off.  In addition to the write-off, we also determined that $1.9 million of federal credits and $1.0 million of state credits represented an uncertain tax position for which we established a valuation allowance.  A rollforward of the uncertain tax position related to our research and development tax credits is as follows (in thousands):

Uncertain tax positions at December 31, 2011	$-
Increase due to positions taken in prior periods	2,945
Uncertain tax positions at December 31, 2012	$2,945

Uncertain tax positions of $2.6 million will impact our tax rate if realized.  The difference between this amount and the total uncertain tax positions in the table above is the federal tax effect on state tax credits.

Net federal and state research and development credit carryforwards available at December 31, 2012 of $5.1 million and $0.7 million were not recorded as tax assets as these credits relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions.

The tax years from 1997 through 2012 are subject to examination by the IRS and state tax authorities.

8.     EQUITY AND STOCK COMPENSATION PLANS

Our stock-based compensation plans are described below:

Fixed Stock Option Plans – We have two fixed option plans.  Under our 1996 Stock Option Plan (“1996 Plan”), we were authorized to grant incentive stock options and nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. There were no shares available for grant under the 1996 Plan as of December 31, 2012.  Under our 2001 Nonqualified Stock Plan (“2001 Plan”), we are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock.  As of December 31, 2012, there were 4,697,385 shares available for grant under the 2001 Plan.

Under both plans, options are granted at exercise prices as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Our options generally vest over three to five years, although we have granted options that are 50% or fully vested on the date of grant.

The following table presents stock-based employee compensation expenses included in our consolidated statements of comprehensive income (in thousands):

	Years ended December 31,
	2012	2011	2010
Cost of services	$16	$33	$19
Research and development	74	183	267
Selling and marketing	135	139	90
General and administrative	83	859	1,031
Income (loss) from discontinued operations	13	63	88
Stock-based compensation expense	$321	$1,277	$1,495

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expenses in the preceding table include expenses associated with grants of: i) stock options; ii) stock appreciation rights (SARs); and iii) unrestricted shares of our common stock.  The method used to determine stock-based compensation expense for each type of equity grant is described in the following paragraphs.

Stock Option and SAR Grants. For the years ended December 31, 2012, 2011, and 2010, we granted stock options for 50,000, 0, and 0 shares, respectively. No SARS were granted during the three year period ended December 31, 2012. We estimate the fair value of stock options and SARs using the Black-Scholes valuation model.

The Black-Scholes valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options and SARs include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted in the year ended December 31, 2012. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Specific assumptions used to determine the fair value of options granted during the years ended December 31, 2012, 2011 and 2010, using the Black-Scholes valuation model were:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

Expected term (1)	5 years	n/a	n/a
Expected volatility factor (2)	58-63%	n/a	n/a
Risk-free interest rate (3)	0.92%	n/a	n/a
Expected annual dividend yield	n/a	n/a	n/a

(1) The expected term for each grant for the year ended December 31, 2012 was determined based on the contractual term of the option.

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

In the year ended December 31, 2010 we completed an employee option exchange program. Under the terms of the program, eligible rank and file employees had the right to exchange eligible vested and unvested stock options outstanding for shares of common stock. Exchange ratios for each eligible stock option were determined using the fair values of stock options and Aware’s common stock immediately prior to the initiation of the program. Employees exchanged 820,481 stock options for 178,314 shares of common stock.  Employees were also allowed to surrender a portion of their common stock in return for the Company paying withholding taxes related to their stock grants.  As a result of this provision, employees surrendered 60,659 shares of common stock and we paid approximately $161,000 of withholding taxes on their behalf. After the tax related share surrender, 117,655 net shares of common stock were issued to participating employees. The option exchange program had an insignificant impact on stock-based compensation expense for the year ended December 31, 2010.

Unrestricted Stock Grants.  Our 2001 Plan permits us to grant shares of unrestricted stock to our directors, officers and employees.  Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We did not award any unrestricted stock during the year ended December 31, 2012.  For the years ended December 31, 2011, and 2010, we awarded 105,000, and 575,443 shares, respectively. The accounting treatment of those awards is described below:

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

All other shares granted to officers and employees representing a total of 464,280 shares were not issued in 2010. Those grants were issued to grantees in four increments on January 1, 2011, July 1, 2011, January 1, 2012, and July 1, 2012; provided that grantees were employed on each of those dates. The total stock-based compensation charge associated with these grants was amortized over the related two-year service period.  For the years ended December 31, 2012, 2011 and 2010, $189,000, $443,000 and $293,000 of stock-based compensation expense was charged to expense, respectively.  Share issuances in the years ended December 31, 2011 and 2012 under this portion of the 2010 stock grant were:

Year ended December 31, 2012.  We issued a total of 151,574 shares; however grantees were again allowed to surrender a portion of their stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 33,441 shares of common stock and the Company paid approximately $174,000 of withholding taxes on their behalf. After the share surrender, 118,133 net shares of common stock were issued in 2012.

Year ended December 31, 2011. We issued a total of 194,986 shares; however grantees were allowed to surrender a portion of their stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 36,998 shares of common stock and the Company paid approximately $109,000 of withholding taxes on their behalf. After the share surrender, 157,988 net shares of common stock were issued in 2011.

A summary of stock option transactions for our two fixed stock option plans for the years ended December 31, 2012, 2011, and 2010 are presented below:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,835,952	$4.42	5,082,891	$4.30	6,019,972	$4.42
Granted	50,000	4.60	-	-	-	-
Exercised	(1,779,616)	3.71	(632,685)	3.02	(625)	1.68
Forfeited or cancelled	(43,311)	4.33	(1,614,254)	4.59	(936,456)	5.09
Outstanding at end of year	1,063,025	$5.63	2,835,952	$4.42	5,082,891	$4.30

Exercisable at year end	1,027,525	$5.66	2,772,109	$4.44	4,750,409	$4.34

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of option shares vested and expected to vest at December 31, 2012 was 1,063,025 and those options had a weighted average exercise price of $5.63.

All options granted during the year ended December 31, 2012 had exercise prices equal to the fair market value of our common stock on the date of grant, and the weighted average grant date fair values of options granted were $2.38.

At December 31, 2012, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 2 years for each.

At December 31, 2012, the aggregate intrinsic value of options outstanding and options exercisable was zero as each group of options was out-of-the money by approximately $0.2 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The aggregate intrinsic value of options exercised during the year ended December 31, 2012 was approximately $3.7 million.

The following table summarizes the stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price

$0 to $2	188	$1.95	6.21	188	$1.95
$2 to $3	43,076	2.77	3.69	42,994	2.77
$3 to $4	56,373	3.46	4.59	39,706	3.62
$4 to $5	86,150	4.64	4.93	86,150	4.64
$5 to $6	55,400	5.07	2.73	55,400	5.07
$6 to $7	821,838	6.07	1.75	803,087	6.07
	1,063,025	$5.63	2.29	1,027,525	$5.66

At December 31, 2012, unrecognized compensation expense related to non-vested stock options was approximately $86,000, which is expected to be recognized over a weighted average period of 1.6 years.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period.  On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period.  There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period.  Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at any time by the employee and automatically ends on termination of employment.  A total of 350,000 shares of common stock have been reserved for issuance.  As of December 31, 2012 there were 116,155 shares available for future issuance under the ESPP Plan.  We issued 4,661, 5,563, and 3,105, common shares under the ESPP Plan in 2012, 2011, and 2010, respectively.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends - In April 2012, our board of directors declared a special cash dividend of $1.15 per share. The dividend was paid on May 25, 2012 to shareholders of record as of May 11, 2012.  The total amount of the dividend paid was $25.5 million.

In November 2012, our board of directors declared a second special cash dividend of $1.80 per share. The dividend was paid on December 17, 2012 to shareholders of record as of December 3, 2012.  The total amount of the dividend paid was $40.5 million.

Share Repurchases – In July 2011, we purchased 250,000 shares of our common stock at a price of $2.90 per share from a shareholder in a privately negotiated transaction.  In addition, we paid a broker commission of 4 cents per share in connection with the transaction.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments – We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997.  We also conducted a portion of our activities in a leased facility in California under a non-cancelable operating lease that was set to expire in 2013. We terminated that lease in September 2012 by making a one-time payment of $15,000.

Rental expense, including the cost of the 2012 termination buyout of the California lease, was approximately $25,000, $17,000, and $16,000 in 2012, 2011 and 2010, respectively.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	BUSINESS SEGMENTS AND MAJOR CUSTOMERS

We organize ourselves into multiple segments reporting to the chief operating decision makers.  The following table provides our reportable segment financial data for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Biometrics	DSL Service		Total
	& Imaging	Assurance	Corporate	Company
Year Ended December 31, 2012
Revenue	$15,135	$2,595	$2,170	$19,900

Operating income (loss) before patent related income	6,758	(1,353)	(1,112)	4,293
Gain on sale of patent assets			86,394	86,394
Income from patent arrangement			1,121	1,121
Other income			85	85
Interest income			227	227
Income from continuing operations before income taxes				92,120
Provisions for income taxes			(20,186)	(20,186)
Income from continuing operations				71,934
Income from discontinued operations, net of tax				373
Net income				$72,307

Year Ended December 31, 2011
Revenue	$14,052	$3,323	$2,146	$19,521

Operating income (loss) before patent related income	6,262	(756)	(2,194)	3,312
Interest income			83	83
Income from continuing operations before income taxes				3,395
Provisions for income taxes			(2)	(2)
Income from continuing operations				3,393
Loss from discontinued operations, net of tax				(826)
Net income				$2,567

Year Ended December 31, 2010
Revenue	$10,000	$4,138	$2,975	$17,113

Operating income (loss) before patent related income	2,911	(118)	(2,637)	156
Other income			425	425
Interest income			90	90
Income from continuing operations before income taxes				671
Provisions for income taxes			(2)	(2)
Income from continuing operations				669
Loss from discontinued operations, net of tax				(489)
Net income				$180

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2012	2011	2010
United States	$12,495	$13,038	$10,019
Germany	1,656	1,421	2,008
Rest of world	5,749	5,062	5,086
	$19,900	$19,521	$17,113

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no single customers from which we derived revenue that accounted for 10% or more of our total revenue in the years ended December 31, 2012, 2011 or 2010.

11.	EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code.  Our contributions to the Plan are at the discretion of the Board of Directors.  Our contributions were approximately $233,000, $239,000, and $239,000 in 2012, 2011 and 2010, respectively.

12.	NET INCOME PER SHARE

Net income per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2012	2011	2010
Net income:
Income from continuing operations	$71,934	$3,393	$669
Income (loss) from discontinued operations	373	(826)	(489)
Net income	$72,307	$2,567	$180

Shares outstanding:
Weighted-average common shares outstanding	21,814	20,534	19,971
Additional dilutive common stock equivalents	257	201	211
Diluted shares outstanding	22,071	20,735	20,182

Basic net income per share:
Basic net income per share from continuing operations	$3.30	$0.16	$0.03
Basic net income (loss) per share from discontinued operations	0.02	(0.04)	(0.02)
Basic net income per share	$3.32	$0.12	$0.01

Diluted net income per share:
Diluted net income per share from continuing operations	$3.26	$0.16	$0.03
Diluted net income (loss) per share from discontinued operations	0.02	(0.04)	(0.02)
Diluted net income per share	$3.28	$0.12	$0.01

For the years ended December 31, 2012, 2011 and 2010, options to purchase 821,838, 2,518,914, and 4,936,391 shares of common stock at weighted average exercise prices of $6.07, $4.62, and $4.36 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

The following table is a summary of certain items in the consolidated statements of comprehensive income for each of our quarters in the two-year period ended December 31, 2012 (in thousands, except per share data). The impact of the discontinued operations described in Note 4 is included in all periods.

	2012 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,905	$4,079	$5,256	$5,660
Operating income before patent related income	1,048	119	1,446	1,680
Gain on sale of patent assets	-	71,226	15,167	-
Income from patent arrangement	-	-	-	1,121
Income from continuing operations	1,125	54,776	10,080	5,954
Income (loss) from discontinued operations	(7)	150	217	12
Net income	1,118	54,926	10,297	5,966

Net income per share – basic	$0.05	$2.52	$0.46	$0.27
Net income per share – diluted	$0.05	$2.49	$0.46	$0.27

	2011 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,608	$4,311	$5,420	$5,182
Operating income (loss) before patent related income	719	(222)	1,589	1,226
Gain on sale of patent assets	-	-	-	-
Income from continuing operations	736	(207)	1,601	1,261
Loss from discontinued operations	(146)	(60)	(317)	(302)
Net income (loss)	590	(267)	1,284	959

Net income (loss) per share – basic	$0.03	($0.01)	$0.06	$0.05
Net income (loss) per share – diluted	$0.03	($0.01)	$0.06	$0.05

Quarterly amounts may not sum to annual amounts due to rounding and dilution.

13.    OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any arrangements with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities, or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to any financing, liquidity, market or credit risk if we had such relationships.

During 2011 and 2012 we disclosed that we had a patent arrangement with an unaffiliated third party that we classified as a variable interest entity.  We also disclosed that: i) we had no equity interest in this entity; ii) we were not contractually obligated to fund this entity, therefore our maximum exposure to loss as a result of our involvement with this entity was zero; iii) we may receive royalties in the future if certain conditions are met; iv) we were not the primary beneficiary of this entity; v) we have not consolidated this entity’s results into our financial statements, therefore we carried the assets and liabilities of this entity in our balance sheet at zero; and vi) prior to September 30, 2012, this arrangement had no impact on our results of operations, financial position or cash flows in any previous periods.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2012, certain contractual provisions of the arrangement were amended.  As a result, the arrangement was no longer considered a variable interest entity under generally accepted accounting principles, and we ceased to classify it as such once the amendment was signed.

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts – Years ended December 31, 2012, 2011, and 2010
(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D	Col. E
		Additions
	Balance at	Charged to	Charged	Deductions	Balance
	Beginning	Costs and	to Other	Charged to	at End
	of Period	Expenses	Accounts	Reserves	of Period
Allowance for doubtful accounts receivable:
2012	$30	$-	$-	$10	$20
2011	$30	$-	$-	$-	$30
2010	$30	$-	$-	$-	$30

Inventory reserves:
2012	$1,403	$126	$-	$1,529	$-
2011	$989	$450	$-	$36	$1,403
2010	$1,137	$305	$-	$453	$989

Warranty reserves:
2012	$-	$12	$-	$2	$10
2011	$-	$-	$-	$-	$-
2010	$-	$-	$-	$-	$-

Deferred tax asset valuation allowance:
2012	$40,476	$-	$-	$40,476	$-
2011	$41,759	$-	($1,283)	$-	$40,476
2010	$42,770	$-	($1,011)	$-	$41,759

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our co-chief executive officers and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal co-executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 22, 2013 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 22, 2013 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 22, 2013 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our May 22, 2013 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 22, 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a) Financial Statements and Exhibits:

 (3) Exhibits:

  The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit No.	Description of Exhibit
2.1†
Wireless Portfolio Patent Purchase Agreement, dated as of April 26, 2012, by and between Aware, Inc. and Intel Corporation (filed as Exhibit 2.1 to the Company’s Form10-Q/A for the quarter ended June 30, 2012 and incorporated herein by reference).

2.2
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

16.1
Letter from PricewaterhouseCoopers LLP, dated as of September 4, 2012 (filed as Exhibit 16.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2012 and incorporated herein by reference).

21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010; and (v) Notes to Consolidated Financial Statements.

†Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*Management contract or compensatory plan.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWARE, INC.

By:	/s/ Kevin T. Russell
Kevin T. Russell co-Chief Executive Officer & co-President General Counsel

By:	/s/ Richard P. Moberg
Richard P. Moberg co-Chief Executive Officer & co-President Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the19th day of February 2013.

Signature	Title

/s/ Kevin T. Russell	co-Chief Executive Officer, co-President,
Kevin T. Russell	General Counsel & Director
(co-Principal Executive Officer)

/s/ Richard P. Moberg	co-Chief Executive Officer, co-President,
Richard P. Moberg	Chief Financial Officer & Director
(co-Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ John S. Stafford, Jr.	Chairman of the Board & Director
John S. Stafford, Jr.

/s/ John S. Stafford, III	Director
John S. Stafford, III

/s/ Adrian F. Kruse	Director
Adrian F. Kruse

/s/ Brian D. Connolly	Director
Brian D. Connolly

/s/ Brent P. Johnstone	Director
Brent P. Johnstone