Form 10-Q
period 2013-03-31
AWARE INC /MA/
filed 2013-04-29
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended March 31, 2013

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
Large Accelerated Filer ☐      Accelerated Filer ☒      Non-Accelerated Filer ☐      Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of April 19, 2013:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,515,518 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$72,507	$71,074
Accounts receivable, net	5,049	3,457
Receivable from patent arrangement	780	1,121
Deferred tax assets	690	817
Prepaid expenses and other current assets	568	528
Total current assets	79,594	76,997

Property and equipment, net	5,867	5,904
Investments	2,063	2,010
Long term deferred tax assets	920	943
Total assets	$88,444	$85,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$172	$328
Accrued expenses	155	148
Accrued compensation	649	817
Accrued professional	123	142
Deferred revenue	2,381	2,204
Total current liabilities	3,480	3,639

Long-term deferred revenue	285	319

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,514,018 as of March 31, 2013 and 22,509,518 as of December 31, 2012	225	225
Additional paid-in capital	101,429	100,561
Accumulated other comprehensive income (loss)	8	(50)
Accumulated deficit	(16,983)	(18,840)
Total stockholders’ equity	84,679	81,896

Total liabilities and stockholders’ equity	$88,444	$85,854

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Software licenses	$3,808	$2,839
Software maintenance	1,041	881
Services	476	693
Royalties	291	491
Total revenue	5,616	4,904

Costs and expenses:
Cost of services	221	356
Research and development	1,557	1,436
Selling and marketing	1,095	1,079
General and administrative	731	985
Total cost and expenses	3,604	3,856

Operating income before patent related income	2,012	1,048
Income from patent arrangement	780	-
Operating income after patent related income	2,792	1,048
Other income Interest income	- 82	26 52
Income from continuing operations before income taxes	2,874	1,126
Provision for income taxes	1,017	2
Income from continuing operations	1,857	1,124
Loss from discontinued operations, net of income taxes	-	(6)

Net income	$1,857	$1,118

Basic net income per share:
Basic net income per share from continuing operations	$0.08	$0.05
Basic net loss per share from discontinued operations	0.00	(0.00)
Basic net income per share	$0.08	$0.05

Diluted net income per share:
Diluted net income per share from continuing operations	$0.08	$0.05
Diluted net loss per share from discontinued operations	0.00	(0.00)
Diluted net income per share	$0.08	$0.05

Weighted-average shares – basic	22,511	20,724
Weighted-average shares - diluted	22,564	20,928

Comprehensive income:
Net income	$1,857	$1,118
Other comprehensive income:
Unrealized gains on available for sale securities	58	59
Comprehensive income	$1,915	$1,177

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$1,857	$1,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107	113
Stock-based compensation	10	147
Amortization of premium (discount) on investments	5	(13)
Gain on sale of investments	-	(26)
Changes in assets and liabilities:
Accounts receivable	(1,592)	98
Receivable from patent arrangement	341	-
Inventories	-	126
Prepaid expenses and other current assets	(40)	(43)
Deferred tax assets	150	-
Accounts payable	(156)	(128)
Accrued expenses, compensation, and professional	(180)	8
Deferred revenue	143	(61)
Net cash provided by operating activities	645	1,339

Cash flows from investing activities:
Purchases of property and equipment	(70)	(33)
Sales of investments	-	279
Net cash provided by (used in) investing activities	(70)	246

Cash flows from financing activities:
Proceeds from issuance of common stock	20	320
Excess tax benefits from stock-based compensation	838	-
Payments made for taxes of employees who surrendered
shares related to unrestricted stock	-	(38)
Net cash provided by financing activities	858	282

Increase in cash and cash equivalents	1,433	1,867
Cash and cash equivalents, beginning of period	71,074	46,577

Cash and cash equivalents, end of period	$72,507	$48,444

Supplemental disclosure: Cash paid for income taxes	$63	$2

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  We filed audited financial statements which included all information and notes necessary for such presentation for the three years ended December 31, 2012 in conjunction with our 2012 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2013, and of operations and cash flows for the interim periods ended March 31, 2013 and 2012.

The results of operations for the interim period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $72.5 million and $71.1 million as of March 31, 2013 and December 31, 2012, respectively. We classified our cash equivalents of $67.1 million as of March 31, 2013 and December 31, 2012 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $2.1 million and $2.0 million of available-for-sale investments as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at March 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$2,063	$-	$-
Money market funds (included in cash and cash equivalents)	67,068
Total	$69,131	$-	$-

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

C)
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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income:
Income from continuing operations	$1,857	$1,124
Loss from discontinued operations	-	(6)
Net income	$1,857	$1,118

Shares outstanding:
Weighted-average common shares outstanding	22,511	20,724
Additional dilutive common stock equivalents	53	204
Diluted shares outstanding	22,564	20,928

Basic net income per share:
Basic net income per share from continuing operations	$0.08	$0.05
Basic net loss per share from discontinued operations	0.00	(0.00)
Basic net income per share	$0.08	$0.05

Diluted net income per share:
Diluted net income per share from continuing operations	$0.08	$0.05
Diluted net loss per share from discontinued operations	0.00	(0.00)
Diluted net income per share	$0.08	$0.05

For the three month periods ended March 31, 2013 and 2012, options to purchase 821,838 and 1,720,250 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

D)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2013	2012

Cost of services	$-	$6
Research and development	-	31
Selling and marketing	-	78
General and administrative	10	25
Loss from discontinued operations	-	7
Stock-based compensation expense	$10	$147

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

Unrestricted Stock Grants. We also grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

Stock Option, SAR, and Unrestricted Stock Grant Activity. The following summarizes stock-based grant activity in the three month periods ended March 31, 2013 and 2012.

●
Stock options and SARS – We granted no stock options for the three month period ended March 31, 2013. For the three month period ended March 31, 2012, we granted 25,000 shares.  No SARs were granted in the three month periods ended March 31, 2013 and 2012.

●
Unrestricted Stock Grants - In July 2010, we granted 575,443 shares of stock to directors, officers and employees of which 111,163 shares were issued immediately and 464,280 shares were to be issued in four equal increments on December 31, 2010, June 30, 2011, December 31, 2011, and June 30, 2012; provided that grantees remain employed on each of those dates.  We expensed $0 and $94,000 of stock-based compensation expense related to these grants in the three month periods ended March 31, 2013 and 2012, respectively.

No shares were issued in connection with the July 2010 stock grant in the three months ended March 31, 2013. In the three months ended March 31, 2012, we issued 76,906 shares to officers and employees who were employed on December 31, 2011. Grantees were allowed to surrender a portion of their stock in return for the Company paying their related withholding taxes. As a result of this provision, grantees surrendered 12,153 shares of common stock and the Company paid approximately $38,000 of withholding taxes on their behalf. After the share surrender, 64,753 net shares of common stock were issued.

April 2013 Unrestricted Stock Grant. On April 2, 2013, the Compensation Committee approved a consent action to grant 130,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments on June 30, 2013 and December 31, 2013, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $0.6 million, which will be charged to expense over the remaining quarters of 2013.

E)
Business Segments. We organize ourselves into multiple segments reporting to the chief operating decision makers.  The following table provides reportable segment financial data for the three month periods ended March 31, 2013 and 2012 (in thousands):

	Segments
	Biometrics	DSL Service		Total
	& Imaging	Assurance	Corporate	Company
Three Months Ended March 31, 2013
Revenue	$4,688	$637	$291	$5,616

Operating income (loss) before patent related income	2,406	(327)	(67)	2,012
Income from patent arrangement			780	780
Interest income			82	82
Income from continuing operations before taxes				2,874
Provision for income taxes			(1,017)	(1,017)
Income from continuing operations				1,857
Income (loss) from discontinued operations, net of tax				-
Net income				$1,857

Three Months Ended March 31, 2012
Revenue	$3,670	$743	$491	$4,904

Operating income (loss) before patent related income	1,717	(199)	(470)	1,048
Other income			26	26
Interest income			52	52
Income from continuing operations before taxes				1,126
Provision for income taxes			(2)	(2)
Income from continuing operations				1,124
Loss from discontinued operations, net of tax				(6)
Net income				$1,118

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended
	March 31,
	2013	2012

United States	$3,781	$3,099
Rest of World	1,835	1,805
	$5,616	$4,904

There were no single foreign countries from which we derived revenue that accounted for 10% or more of our total revenue in the three month periods ended March 31, 2013 and 2012.

F)	Recent Accounting Pronouncements. There are no recently issued accounting pronouncements applicable to the Company that have not been adopted as of March 31, 2013.

G)
Income Taxes.  Income tax expense for the three months ended March 31, 2013 was $1.0 million as compared to $2,000 in the prior year quarter.   Income tax expense for the three months ended March 31, 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes. In the three months ended March 31, 2012, income tax expense was offset by the reversal of the valuation allowance on deferred tax assets, which reduced our tax expense to zero, except for $2,000 of state excise taxes.

In the three months ended March 31, 2013, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the three months ended March 31, 2013, the tax benefits from such stock-based awards were $0.8 million, which we recorded as an equity adjustment to additional paid-in capital.

As of March 31, 2013, we had a total of $1.6 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2012 of $5.1 million and $0.7 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.8 million equity adjustment to additional paid-in capital in the first quarter of 2013 was related to these deferred tax assets.

H)
Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned patents in return for royalties on proceeds from patent monetization efforts by the third party.  In March 2013, we received a royalty statement from this entity and recorded $0.8 million of income in the three months ended March 31, 2013. This amount is included as receivable from patent arrangement on the accompanying consolidated balance sheet.

(I)
Discontinued Operations.  In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line which was previously a component of our DSL Service Assurance Segment. We completed the shutdown in 2012 and no longer have any continuing involvement with or cash flows from this product line. The results of our DSL service assurance hardware product line have been included in discontinued operations in the consolidated statements of comprehensive income. The loss from discontinued operations attributable to the DSL service assurance hardware product line was (in thousands):

	Three Months Ended March 31,
	2013	2012

Revenue	$-	$829
Expenses	-	835
Loss before income taxes	-	(6)
Income taxes	-	-
Loss from discontinued operations	$-	($6)

The consolidated statements of comprehensive income for the three months ended March 31, 2012 have been reclassified to reflect the effect of discontinued operations as set forth above.

ITEM 2:
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business.

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

Other Activities.  In addition to our core biometrics and imaging and DSL service assurance businesses, we have been involved with other business activities that have affected our historical financial results and may affect our future financial results. These activities are described below.

i)
Prior to November 2009, we were a supplier of DSL silicon intellectual property to the semiconductor industry. We continue to receive royalties from two customers that use our DSL silicon IP in their DSL chipsets.

ii)
We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  In the three months ended March 31, 2013, we received a royalty statement from this entity and recorded $0.8 million of income from this patent arrangement. There was no such income in the three months ended March 31, 2012. We are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

iii)
In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line which was previously a component of our DSL Service Assurance Segment. We completed the shutdown in 2012 and no longer have any continuing involvement with or cash flows from this product line. The results of our DSL service assurance hardware product line have been reported as discontinued operations. The loss from discontinued operations attributable to the DSL service assurance hardware product line was (in thousands):

	Three Months Ended March 31,
	2013	2012

Revenue	$-	$829
Expenses	-	835
Loss before income taxes	-	(6)
Income taxes	-	-
Loss from discontinued operations	$-	($6)

iv)
In 2012, we executed on a strategy to monetize a significant portion of our patent portfolio that was unrelated to our biometrics and DSL service assurance product lines. That effort resulted in two significant patent sales in 2012, neither of which affected our consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012. The majority of the remaining patents in our patent portfolio pertain to our biometrics and imaging and DSL service assurance software product lines. At the current time, we do not intend to pursue patent monetization alternatives for these patents.

Summary of Financial Results

Net income from continuing operations for the three months ended March 31, 2013 was $1.9 million, or $0.08 per diluted share, which compares to net income from continuing operations of $1.1 million, or $0.05 per diluted share, for the three months ended March 31, 2012.

Higher net income from continuing operations in three month period ended March 31, 2013 versus the corresponding period in 2012 was primarily a result of: i) increased revenue and profitability in our biometrics and imaging business; ii) $0.8 million of income from a patent arrangement; and iii) lower general and administrative expenses. Increased net income from these items was partially offset by a $1.0 million increase in income tax expense.

Results of Operations

Software Licenses. Software licenses were previously included as a component of a revenue category we called “Product Sales.” Software licenses consist of revenue from the sale of software licenses for biometrics and imaging, and DSL service assurance applications.

Software license revenue increased 34% from $2.8 million in the three months ended March 31, 2012 to $3.8 million in the same three month period in 2013.  As a percentage of total revenue, software license revenue increased from 58% in the first quarter of 2012 to 68% in the current year quarter. The dollar increase in software license revenue was primarily due to a $1.1 million increase in revenue from the sale of biometrics and imaging software, which was partially offset by a $0.1 million decrease in revenue from the sale of DSL service assurance software.

The increase in biometrics and imaging licenses sales was primarily due to the following factors: i) a large license sale to a U.S. government agency; ii) higher international license sales; and iii) strong license sales to OEM customers. We also believe that our license sales may be benefitting from consolidation in the biometrics industry that has left relatively few U.S. suppliers of biometrics software. We believe the U.S. government and its agencies would prefer to procure biometrics software from U.S. based and owned suppliers, if feasible, because of national security concerns.

The $0.1 million decrease in DSL service assurance software license revenue was primarily due to lower license revenue from a telecom supplier that uses our core Dr. DSL technology in its products.

Software maintenance. Software maintenance was previously included as a component of a revenue category we called “Product Sales.” Software maintenance consists of revenue from the sale of software maintenance contracts for biometrics and imaging, and DSL service assurance software.  Software maintenance contracts entitle customers to receive software support and software updates if and when they become available.

Software maintenance revenue increased 18% from $0.9 million in the three months ended March 31, 2012 to $1.0 million in the same three month period in 2013. As a percentage of total revenue, software maintenance revenue increased from 18% in the first quarter of 2012 to 19% in the current year quarter. The dollar increase in software maintenance revenue was primarily due to a $0.1 million increase in revenue from biometrics and imaging maintenance contracts.  Revenue from DSL service assurance maintenance contracts was essentially unchanged from the first quarter of 2012.

The increase in revenue from biometrics and imaging maintenance contracts was primarily due to: 1) higher software license sales over the past year which generally include the purchase of software maintenance; and 2) renewals of maintenance contracts sold in prior years.

Services. Services primarily consist of engineering service fees related to: i) our biometrics and imaging product line; ii) our DSL service assurance software product line; and iii) a legacy DSL silicon contract.

Services decreased 31% from $0.7 million in the three months ended March 31, 2012 to $0.5 million in the same three month period in 2013. As a percentage of total revenue, services decreased from 14% in the first quarter of 2012 to 8% in the current year quarter. The dollar decrease in services sales was primarily due to a $162,000 decrease in revenue from the sale of biometrics engineering services and a $54,000 decrease in revenue from the sale of DSL service assurance services.

The decrease in revenue from biometrics engineering services in the three month period ended March 31, 2013 was primarily due to lower revenue from a U.S. government contract.  We concluded the second phase of that contract in early February 2013. In late February 2013, we were awarded a follow–on contract to provide equipment and additional engineering services for the next phase of the project. We recorded an insignificant amount of service revenue from that contract in the first quarter of 2013. While we are attempting to grow our biometrics services business, we are unable to predict whether services revenue will trend upward or downward in future periods as we continue to develop this business.

The decrease in revenue from DSL service assurance services was primarily due to the cessation of services to a legacy DSL silicon customer. Our DSL engineer who supported this customer since we sold our DSL chip IP business in 2009 resigned during the first quarter of 2013, and we were no longer able to provide engineering support. Service revenue from this customer ranged from $50,000 to $100,000 per quarter in 2012. We received no services revenue from this customer in the first quarter of 2013 nor do we expect to receive services revenue from this customer in future quarters.

Royalties. Royalties consist of royalty payments we receive under legacy DSL silicon contracts.   We receive royalties from DSL silicon customers for the right to incorporate our silicon IP in their DSL chipsets.

Royalties decreased 41% from $491,000 in the three months ended March 31, 2012 to $291,000 in the same three month period in 2013. As a percentage of total revenue, royalties decreased from 10% in the first quarter of 2012 to 5% in the current year quarter.

The dollar decrease in royalties was primarily due to lower DSL royalties from one of our licensees. This licensee achieved chipset sales that exceeded certain sales thresholds in our contractual arrangement. The achievement of those sales thresholds triggered reductions in the royalty rate it is required to pay on certain products and eliminated them altogether on other products.

We therefore believe there is a high likelihood that royalties will continue to decline in future quarters.

Cost of Services. Cost of services consists of engineering costs to complete customer engineering projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 38% from $356,000 in the three months ended March 31, 2012 to $221,000 in the same three month period in 2013. Cost of services as a percentage of services decreased from 51% in the first quarter of 2012 to 46% in the current quarter, which means that gross margins on services increased from 49% to 54%.

The 38% decline in cost of services in the first quarter of 2013 was mainly attributable to a 31% decline in services revenue.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended March 31,
	2013	2012

Research and development expense	$1,557	$1,436
Cost of services	221	356
Total engineering costs	$1,778	$1,792

Research and development expense increased 8% from $1.4 million in the three months ended March 31, 2012 to $1.6 million in the same three month period in 2013.  As a percentage of total revenue, research and development expense decreased from 29% in the first quarter of 2012 to 28% in the corresponding period of 2013.

As the table immediately above indicates, total engineering costs in the first quarter of 2013 were essentially unchanged from the prior year quarter.  The $121,000 increase in research and development expense in the first quarter of 2013 was primarily due to a lower allocation of engineering costs to cost of services in the current quarter. The reason for the lower allocation to cost of services was mainly attributable to a decline in services revenue.

Unchanged total engineering costs primarily reflects slightly higher spending in our biometrics and DSL service assurance engineering organizations, which was offset by lower spending for a former engineering employee who was involved with patent development and prosecution.

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

Sales and marketing expense was essentially unchanged at $1.1 million for the three months ended March 31, 2012 and 2013.  As a percentage of total revenue, sales and marketing expense decreased from 22% in the first quarter of 2012 to 19% in the corresponding period of 2013.

Unchanged sales and marketing expense in the first quarter of 2013 primarily reflects two sets of offsetting factors.  Sales and marketing expense increased due to $221,000 of expense growth in our biometrics sales organization.  Higher biometrics sales spending was driven by new sales employees, new foreign sales agents and higher sales commissions. Expense increases from biometrics sales were offset by: i) lower expenses for a former employee who was involved with the effort to monetize patents in 2012; and ii) slightly lower sales expenses in our DSL service assurance sales organization.

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

General and administrative expense decreased 26% from $1.0 million in the three months ended March 31, 2012 to $0.7 million in the same three month period in 2013.  As a percentage of total revenue, general and administrative expense decreased from 20% in the first quarter of 2012 to 13% in the current year quarter.

The $254,000 decrease in general and administrative expense in the first quarter of 2013 was primarily due to lower spending on: i) expenses related to the filing of patents; ii) legal fees related to the 2012 patent monetization effort; and iii) general corporate legal fees.  We expect that legal and other expenses related to patents will be lower in 2013 versus the previous year as a result of patent sales in 2012.

General and administrative expense will increase by approximately $170,000 per quarter over the remaining three quarters of 2013 as a result of an unrestricted stock award to directors and officers that the Compensation Committee authorized on April 2, 2013.

Income from Patent Arrangement. In December 2010, we entered into an arrangement with an unaffiliated third party under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  In the three months ended March 31, 2013, we received a royalty statement from this entity and recorded $0.8 million of income from this patent arrangement. There was no such income in the three months ended March 31, 2012. We are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful

Other Income.  We recorded $26,000 of other income in the three month period ended March 31, 2012. This amount represented realized gains on the sale of high yield bond investments during that quarter. There were no such gains in the three month period ended March 31, 2013.

Interest Income.  Interest income increased 58% from $52,000 in three months ended March 31, 2012 to $82,000 in the same three month period in 2013.  The dollar increase was primarily due: i) interest income from high yield bonds; and ii) higher cash balances as a result of the patent sales in 2012.

Income Taxes.  Income tax expense for the three months ended March 31, 2013 was $1.0 million as compared to $2,000 in the prior year quarter.   Income tax expense for the three months ended March 31, 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes. In the three months ended March 31, 2012, income tax expense was offset by the reversal of the valuation allowance on deferred tax assets, which reduced our tax expense to zero, except for $2,000 of state excise taxes.

In the three months ended March 31, 2013, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the three months ended March 31, 2013, the tax benefits from such stock-based awards were $0.8 million, which we recorded as an equity adjustment to additional paid-in capital.

As of March 31, 2013, we had a total of $1.6 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2012 of $5.1 million and $0.7 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.8 million equity adjustment to additional paid-in capital in the first quarter of 2013 was related to these deferred tax assets.

Loss from discontinued operations.  Loss from discontinued operations reflects operating results from our DSL service assurance hardware product line that we shutdown during 2012.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $72.5 million, which represented an increase of $1.4 million from December 31, 2012. The increase in cash was primarily due to $0.6 million of cash provided by operations and $0.9 million of cash provided by financing activities. Cash from these two sources was partially offset by $70,000 used to purchase capital equipment.

Cash provided by financing activities consisted of: i) $0.84 million of excess tax benefits from stock-based compensation; and ii) $20,000 of proceeds from the exercise of stock options.

Capital spending was primarily related to the purchase of computer hardware used principally in engineering activities.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Recent Accounting Pronouncements

See Note F to our Consolidated Financial Statements in Item 1.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at March 31, 2013 consisted of two elements:

1.
Cash and cash equivalents. As of March 31, 2013, our cash and cash equivalents of $72.5 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of March 31, 2013, our investments of $2.1 million were invested in high yield bonds with two separate corporate debt issuers, both of which mature in 2015.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and approximate three-year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 1A:
Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

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

Exhibit 101*
The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:  (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and March 31, 2012, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and March 31, 2012, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: April 29, 2013	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: April 29, 2013	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)