Form 10-Q
period 2013-06-30
AWARE INC /MA/
filed 2013-07-26
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended June 30, 2013

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
Large Accelerated Filer ☐          Accelerated Filer ☒          Non-Accelerated Filer ☐          Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐          NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 22, 2013:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,570,731 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$75,755	$71,074
Accounts receivable, net	3,736	3,457
Receivable from patent arrangement	-	1,121
Deferred tax assets	584	817
Prepaid expenses and other current assets	567	528
Total current assets	80,642	76,997

Property and equipment, net	5,797	5,904
Investments	2,020	2,010
Long term deferred tax assets	917	943
Total assets	$89,376	$85,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$193	$328
Accrued expenses	126	148
Accrued compensation	696	817
Accrued professional	193	142
Deferred revenue	3,127	2,204
Total current liabilities	4,335	3,639

Long-term deferred revenue	200	319

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,519,357 as of June 30, 2013 and 22,509,518 as of December 31, 2012	225	225
Additional paid-in capital	101,322	100,561
Accumulated other comprehensive loss	(30)	(50)
Accumulated deficit	(16,676)	(18,840)
Total stockholders’ equity	84,841	81,896

Total liabilities and stockholders’ equity	$89,376	$85,854

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Software licenses	$1,562	$1,843	$5,370	$4,683
Software maintenance	1,123	929	2,164	1,810
Services	759	683	1,235	1,376
Hardware sales	1,129	-	1,129	-
Royalties	277	624	568	1,115
Total revenue	4,850	4,079	10,466	8,984

Costs and expenses:
Cost of hardware sales	813	-	813	-
Cost of services	359	361	581	717
Research and development	1,495	1,529	3,052	2,965
Selling and marketing	972	995	2,067	2,074
General and administrative	928	1,075	1,659	2,061
Total costs and expenses	4,567	3,960	8,172	7,817

Operating income before patent related income	283	119	2,294	1,167
Gain on sale of patent assets	-	71,226	-	71,226
Income from patent arrangement	-	-	780	-
Operating income after patent related income	283	71,345	3,074	72,393
Other income	-	58	-	85
Interest income	78	40	161	92
Income from continuing operations before income taxes	361	71,443	3,235	72,570
Provision for income taxes	54	16,667	1,071	16,670
Income from continuing operations	307	54,776	2,164	55,900
Income from discontinued operations, net of income taxes	-	150	-	144

Net income	$307	$54,926	$2,164	$56,044

Basic net income per share:
Basic net income per share from continuing operations	$0.01	$2.51	$0.10	$2.63
Basic net income per share from discontinued operations	0.00	0.01	0.00	0.01
Basic net income per share	$0.01	$2.52	$0.10	$2.64

Diluted net income per share:
Diluted net income per share from continuing operations	$0.01	$2.48	$0.10	$2.59
Diluted net income per share from discontinued operations	0.00	0.01	0.00	0.01
Diluted net income per share	$0.01	$2.49	$0.10	$2.60

Weighted-average shares – basic	22,517	21,757	22,514	21,241
Weighted-average shares - diluted	22,687	22,099	22,625	21,583

Comprehensive income:
Net income	$307	$54,926	$2,164	$56,044
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(38)	(39)	20	20
Comprehensive income	$269	$54,887	$2,184	$56,064

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income	$2,164	$56,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217	235
Stock-based compensation	227	278
Gain on sale of patent assets	-	(71,226)
Amortization of premium (discount) on investments	10	(24)
Gain on sale of investments	-	(85)
Provision for doubtful accounts	-	4
Changes in assets and liabilities:
Accounts receivable	(279)	(775)
Receivable from patent arrangement	1,121	-
Inventories	-	282
Prepaid expenses and other current assets	(39)	(25)
Deferred tax assets	259	-
Accounts payable	(135)	144
Accrued expenses, compensation, and professional	(92)	291
Accrued income taxes	-	4,083
Deferred revenue	804	294
Net cash provided by (used in) operating activities	4,257	(10,480)

Cash flows from investing activities:
Purchases of property and equipment	(110)	(59)
Sales of investments	-	855
Proceeds from sale of patent assets, net	-	71,226
Net cash provided by (used in) investing activities	(110)	72,022

Cash flows from financing activities:
Proceeds from issuance of common stock	46	5,798
Payment of dividends	-	(25,506)
Excess tax benefits from stock-based compensation	488	12,684
Payments made for taxes of employees who surrendered
shares related to unrestricted stock	-	(37)
Net cash provided by (used in) financing activities	534	(7,061)

Increase in cash and cash equivalents	4,681	54,481
Cash and cash equivalents, beginning of period	71,074	46,577

Cash and cash equivalents, end of period	$75,755	$101,058

Supplemental disclosure: Cash paid for income taxes	$464	$3

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

The accompanying unaudited consolidated balance sheets, statements of comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2013, and of operations and cash flows for the interim periods ended June 30, 2013 and 2012.

The results of operations for the interim period ended June 30, 2013 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $75.8 million and $71.1 million as of June 30, 2013 and December 31, 2012, respectively. We classified our cash equivalents of $67.1 million as of June 30, 2013 and December 31, 2012 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $2.0 million of available-for-sale investments as of June 30, 2013 and December 31, 2012.

As of June 30, 2013, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at June 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate debt securities	$2,020	$-	$-
Money market funds (included in cash and cash equivalents)	67,084
Total	$69,104	$-	$-

As of December 31, 2012, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate debt securities	$2,010	$-	$-
Money market funds (included in cash and cash equivalents)	67,050
Total	$69,060	$-	$-

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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income:
Income from continuing operations	$307	$54,776	$2,164	$55,900
Income from discontinued operations	-	150	-	144
Net income	$307	$54,926	$2,164	$56,044

Shares outstanding:
Weighted-average common shares outstanding	22,517	21,757	22,514	21,241
Additional dilutive common stock equivalents	170	342	111	342
Diluted shares outstanding	22,687	22,099	22,625	21,583

Basic net income per share:
Basic net income per share from continuing operations	$0.01	$2.51	$0.10	$2.63
Basic net income per share from discontinued operations	0.00	0.01	0.00	0.01
Basic net income per share	$0.01	$2.52	$0.10	$2.64

Diluted net income per share:
Diluted net income per share from continuing operations	$0.01	$2.48	$0.10	$2.59
Diluted net income per share from discontinued operations	0.00	0.01	0.00	0.01
Diluted net income per share	$0.01	$2.49	$0.10	$2.60

For the three month periods ended June 30, 2013 and 2012, options to purchase 877,238 and 826,004 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

For the six month periods ended June 30, 2013 and 2012, options to purchase 825,338 and 1,034,754 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

D)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cost of services	$11	$6	$11	$11
Research and development	27	31	27	62
Selling and marketing	5	57	5	135
General and administrative	174	31	184	57
Income from discontinued operations	-	6	-	13
Stock-based compensation expense	$217	$131	$227	$278

Stock Option Grants. We grant stock options under our 2001 Nonqualified Stock Plan. We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Unrestricted Stock Grants. We also grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

The following summarizes stock-based grants in 2013 and 2012:

●
Stock Option Grants – We did not grant any stock options in the three and six month periods ended June 30, 2013. We granted stock options for 25,000 shares and 50,000 shares in the three and six month periods ended June 30, 2012, respectively.

●
Unrestricted Stock Grants – We granted shares of unrestricted stock in July 2010 and April 2013.  The following summarizes those grants and their related impact on results of operations for the three and six months ended June 30, 2013 and 2012:

July 2010 Unrestricted Stock Grant.  In July 2010, we granted 575,443 shares of stock to directors, officers and employees. There was no stock-based compensation expense related to this grant in the three and six month periods ended June 30, 2013. We expensed $94,000 and $189,000 of stock-based compensation expense related to this grant in the three and six month periods ended June 30, 2012, respectively.

April 2013 Unrestricted Stock Grant. In April 2013, we granted 130,000 shares of unrestricted stock to directors, officers and employees. The shares are to be issued in two equal installments shortly after June 30, 2013 and December 31, 2013, provided each grantee is serving as a director, officer or employee on those dates. We expensed $208,000 of stock-based compensation expense related to this grant in the three months ended June 30, 2013.   The unamortized stock-based compensation charge associated with this grant as of June 30, 2013 is $415,000, which will be charged ratably to expense in the third and fourth quarters of 2013.

E)           Business Segments. We organize ourselves into multiple segments reporting to the chief operating decision makers.  The following table provides reportable segment financial data for the three and six month periods ended June 30, 2013 and 2012 (in thousands):

	Segments
	Biometrics	DSL Service		Total
	& Imaging	Assurance	Corporate	Company
Three Months Ended June 30, 2013
Revenue	$4,150	$423	$277	$4,850

Operating income (loss) before patent related income	926	(481)	(162)	283
Interest income			78	78
Income from continuing operations before taxes				361
Provision for income taxes			(54)	(54)
Income from continuing operations				307
Income from discontinued operations, net of tax				-
Net income				$307

Three Months Ended June 30, 2012
Revenue	$2,890	$565	$624	$4,079

Operating income (loss) before patent related income	897	(417)	(361)	119
Gain on sale of patent assets			71,226	71,226
Other income			58	58
Interest income			40	40
Income from continuing operations before taxes				71,443
Provision for income taxes			(16,667)	(16,667)
Income from continuing operations				54,776
Income from discontinued operations, net of tax				150
Net income				$54,926

	Segments
	Biometrics	DSL Service		Total
	& Imaging	Assurance	Corporate	Company
Six Months Ended June 30, 2013
Revenue	$8,838	$1,061	$567	$10,466

Operating income (loss) before patent related income	3,332	(809)	(229)	2,294
Income from patent arrangement			780	780
Interest income			161	161
Income from continuing operations before taxes				3,235
Provision for income taxes			(1,071)	(1,071)
Income from continuing operations				2,164
Income from discontinued operations, net of tax				-
Net income				$2,164

Six Months Ended June 30, 2012
Revenue	$6,560	$1,309	$1,115	$8,984

Operating income (loss) before patent related income	2,614	(617)	(830)	1,167
Gain on sale of patent assets			71,226	71,226
Other income			85	85
Interest income			92	92
Income from continuing operations before taxes				72,570
Provision for income taxes			(16,670)	(16,670)
Income from continuing operations				55,900
Income from discontinued operations, net of tax				144
Net income				$56,044

We conduct our operations in the United States and sell our products and services to domestic and       international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

United States	$3,574	$2,854	$7,356	$5,953
Germany	171	445	333	868
Rest of World	1,105	780	2,777	2,163
	$4,850	$4,079	$10,466	$8,984

F)	Recent Accounting Pronouncements. There are no recently issued accounting pronouncements applicable to the Company that have not been adopted as of June 30, 2013.

G)
Gain on Sale of Patent Assets.  In the second quarter of 2012, we completed a transaction to sell patents pertaining to wireless technology for $75 million. The proceeds from the sale were reduced by $3.8 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  We recorded a $71.2 million gain on the sale of patents in the three and six months ended June 30, 2012.

H)
Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned patents in return for royalties on proceeds from patent monetization efforts by the third party.  We recorded $0.0 million and $0.8 million of income from this patent arrangement in the three and six months ended June 30, 2013, respectively.

I)
Income Taxes.  Income tax expense for the three and six months ended June 30, 2013 was $54,000 and $1.1 million, respectively. Income tax expense for 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the six months ended June 30, 2013, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the six months ended June 30, 2013, the tax benefits from such stock-based awards were $488,000, which we recorded as an equity adjustment to additional paid-in capital.

As of June 30, 2013, we had a total of $1.5 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2012 of $5.1 million and $0.7 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $488,000 equity adjustment to additional paid-in capital in the first six months of 2013 was related to these deferred tax assets.

Income tax expense was $16.7 million for the three and six months ended June 30, 2012. Income tax expense in 2012 was driven by a $71.2 million gain on sale of patent assets. The $16.7 million income tax expense consisted of a $4.0 million current income tax liability plus a $12.7 million non-cash adjustment related to cumulative deduction for stock options in excess of book expense that was recorded to equity.

J)
Discontinued Operations.  In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line which was previously a component of our DSL Service Assurance Segment. We completed the shutdown in 2012 and no longer have any continuing involvement with or cash flows from this product line. The results of our DSL service assurance hardware product line have been included in discontinued operations in the consolidated statements of comprehensive income. Income from discontinued operations attributable to the DSL service assurance hardware product line was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$-	$1,255	$-	$2,084
Expenses	-	1,004	-	1,840
Income before income taxes	-	251	-	244
Income taxes	-	101	-	100
Income from discontinued operations	$-	$150	$-	$144

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

i)
Prior to November 2009, we were a supplier of DSL silicon intellectual property to the semiconductor industry. We continue to receive royalties from two principal customers that use our DSL silicon IP in their DSL chipsets.

ii)
We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  We recorded $0.0 million and $0.8 million of income from this patent arrangement in the three and six months ended June 30, 2013, respectively.  We did not record any such income in the three and six months ended June 30, 2012. We are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

iii)
In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line which was previously a component of our DSL Service Assurance Segment. We completed the shutdown in 2012 and no longer have any continuing involvement with or cash flows from this product line. The results of our DSL service assurance hardware product line have been reported as discontinued operations. Income from discontinued operations attributable to the DSL service assurance hardware product line was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$-	$1,255	$-	$2,084
Expenses	-	1,004	-	1,840
Income before income taxes	-	251	-	244
Income taxes	-	101	-	100
Income from discontinued operations	$-	$150	$-	$144

iv)
In 2012, we executed on a strategy to monetize a significant portion of our patent portfolio that was unrelated to our biometrics and DSL service assurance product lines. That effort resulted in two significant patent sales in 2012, which affected our consolidated statements of comprehensive income for the three and six months ended June 30, 2012. There was no such income in the three and six months ended June 30, 2013.

Summary of Financial Results

Net income from continuing operations for the three months ended June 30, 2013 was $307,000, or $0.01 per diluted share, which compares to net income from continuing operations of $54.8 million, or $2.48 per diluted share, for the three months ended June 30, 2012.  Net income from continuing operations in the three months ended June 30, 2012 included an after tax gain on the sale of patent assets of $54.6 million.  Operating income before patent related income was $307,000 and $119,000 for the three months ended June 30, 2013 and 2012, respectively.

Net income from continuing operations for the six months ended June 30, 2013 was $2.2 million, or $0.10 per diluted share, which compares to net income from continuing operations of $55.9 million, or $2.59 per diluted share, for the six months ended June 30, 2012.  Net income from continuing operations in the six months ended June 30, 2012 included an after tax gain on the sale of patent assets of $54.6 million.  Operating income before patent related income was $2.3 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.

Higher operating income before patent related expenses in the three and six month periods ended June 30, 2013 compared to the corresponding periods in 2012 was primarily due to increased profitability in our biometrics business, and lower general and administrative expenses.

Results of Operations

Software Licenses. Software licenses consist of revenue from the sale of software licenses for biometrics and imaging, and DSL service assurance applications.

Software license revenue decreased 15% from $1.8 million in the three months ended June 30, 2012 to $1.6 million in the same three month period in 2013.  As a percentage of total revenue, software license revenue decreased from 45% in the second quarter of 2012 to 32% in the current year quarter. The dollar decrease in software license revenue was primarily due to a decrease in revenue from the sale of biometrics and imaging software. Software license revenue from the sale of DSL service assurance software was approximately unchanged from the second quarter of 2012.

For the three month periods, the decrease in biometrics and imaging licenses sales was primarily due to the timing of the receipt of customer orders.

Software license revenue increased 15% from $4.7 million in the six months ended June 30, 2012 to $5.4 million in the same six month period in 2013.  As a percentage of total revenue, software license revenue decreased from 52% in the first six months of 2012 to 51% in the corresponding period in 2013.  The dollar increase in software license revenue was primarily due to a $0.8 million increase in revenue from the sale of biometrics and imaging software, which was partially offset by a $0.1 million decrease in software license revenue from the sale of DSL service assurance software.

For the six month periods, the increase in biometrics and imaging licenses sales was primarily due to: i) a large license sale to a U.S. government agency in the first quarter of 2013; ii)  international license sales; and iii) license sales to OEM customers. The $0.1 million decrease in DSL service assurance software license revenue was primarily due to lower license revenue from a telecom supplier that uses our core Dr. DSL® technology in its products.

Software maintenance. Software maintenance consists of revenue from the sale of software maintenance contracts for biometrics and imaging, and DSL service assurance software.  Software maintenance contracts entitle customers to receive software support and software updates if and when they become available.

Software maintenance revenue increased 21% from $0.9 million in the three months ended June 30, 2012 to $1.1 million in the same three month period in 2013. As a percentage of total revenue, software maintenance revenue was 23% in the second quarters of 2012 and 2013. The dollar increase in software maintenance revenue was primarily due to an increase in revenue from biometrics and imaging maintenance contracts.  Revenue from DSL service assurance maintenance contracts was approximately unchanged from the second quarter of 2012.

Software maintenance revenue increased 20% from $1.8 million in the six months ended June 30, 2012 to $2.2 million in the same six month period in 2013.  As a percentage of total revenue, software maintenance revenue increased from 20% in the first six months of 2012 to 21% in the corresponding period in 2013.  The dollar increase in software maintenance revenue was primarily due to an increase in revenue from biometrics and imaging maintenance contracts. Revenue from DSL service assurance maintenance contracts was approximately unchanged.

For the three and six month periods, the increase in revenue from biometrics and imaging maintenance contracts was primarily due to: 1) higher software license sales over the past year which generally include the purchase of software maintenance; and 2) renewals of maintenance contracts sold in prior years.

Services. Services primarily consist of engineering service fees related to: i) our biometrics and imaging product line; ii) our DSL service assurance software product line; and iii) a legacy DSL silicon contract.

Services increased 11% from $683,000 in the three months ended June 30, 2012 to $759,000 in the same three month period in 2013. As a percentage of total revenue, services decreased from 17% in the second quarter of 2012 to 16% in the current year quarter. The dollar increase in services revenue was primarily due to a $146,000 increase in revenue from the sale of biometrics engineering services, which was partially offset by a $70,000 decrease in revenue from the sale of DSL service assurance services.

For the three month periods, the increase in revenue from biometrics engineering services was primarily due to revenue from a U.S. government contract that we received earlier this year. The decrease in revenue from DSL service assurance services was primarily due to the cessation of services to a legacy DSL silicon customer at the beginning of the first quarter of 2013.

Services decreased 10% from $1.4 million in the six months ended June 30, 2012 to $1.2 million in the same six month period in 2013.  As a percentage of total revenue, services decreased from 15% in the first six months of 2012 to 12% in the corresponding period in 2013.  The dollar decrease in services revenue was primarily due to a decrease in revenue from the sale DSL service assurance services. Revenue from the sale of biometrics engineering services was approximately unchanged.

For the six month periods, the decrease in revenue from DSL service assurance services was primarily due to the cessation of services to a legacy DSL silicon customer at the beginning of the first quarter of 2013.

While we are attempting to grow our biometrics services business, we are unable to predict whether services revenue will trend upward or downward in future periods as we continue to develop this business.

Hardware sales. Hardware sales consist of sales of biometrics equipment to a single U.S. government customer.  Over the past five years, we developed biometrics software under a Small Business Innovation Research (“SBIR”) contract.  When the software development phase ended in February 2013, we entered into a separate contract to supply hardware products incorporating the developed software. Hardware products sold to this customer integrate hardware purchased from third parties with embedded software from other third parties as well as Aware. We evaluated the classification of gross versus net revenue recognition and determined gross recognition was appropriate.  We commenced shipments of equipment under this contract in May 2013.

Hardware sales increased from $0 in three months ended June 30, 2012 to $1.1 million in the same three month period in 2013. As a percentage of total revenue, hardware sales increased from 0% in the second quarter of 2012 to 23% in the current year quarter.

Hardware sales increased from $0 in six months ended June 30, 2012 to $1.1 million in the same six month period in 2013. As a percentage of total revenue, hardware sales increased from 0% in the first six months of 2012 to 11% in the corresponding period in 2013.

For the three and six month periods, the dollar increase in hardware sales was due to the commencement of shipments in the second quarter of 2013.

We are unable to predict future hardware sales with any degree of certainty because: i) our contract with the government provides pricing, but does not obligate the government to purchase any products until it provides us with purchase orders; and ii) we have no historical experience with which to make revenue projections.

Royalties. Royalties consist of royalty payments we receive under legacy DSL silicon contracts.   We receive royalties from DSL silicon customers for the right to incorporate our silicon IP in their DSL chipsets.

Royalties decreased 56% from $624,000 in the three months ended June 30, 2012 to $277,000 in the same three month period in 2013. As a percentage of total revenue, royalties decreased from 15% in the second quarter of 2012 to 6% in the current year quarter.

Royalties decreased 49% from $1.1 million in the six months ended June 30, 2012 to $568,000 in the same six month period in 2013. As a percentage of total revenue, royalties decreased from 12% in the first six months of 2012 to 5% in the corresponding period in 2013.

For the three and six month periods, the dollar decrease in royalties was primarily due to lower DSL royalties from both of our principal licensees. Late last year, one of our licensees achieved chipset sales that exceeded certain sales thresholds in our contractual arrangement. The achievement of those sales thresholds triggered reductions in the royalty rate it is required to pay on certain products and eliminated them altogether on other products.  Our other licensee also reported lower royalties to us in both the three and six month periods of 2013.

We believe it is likely that royalties will continue to decline in future quarters.

Cost of Hardware Sales. Cost of hardware sales consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales increased from $0 in three and six months ended June 30, 2012 to $813,000 in the same three and six month periods in 2013. Cost of hardware sales as a percentage of hardware sales were 72% in the three and six months ended June 30, 2013, which means that gross margins on hardware sales were 28% in both periods.

For the three and six month periods, the dollar increase in cost of hardware sales was due to the aforementioned commencement of hardware shipments in the second quarter of 2013.

Cost of Services. Cost of services consists of engineering costs to complete customer engineering projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services was almost unchanged at $361,000 in the three months ended June 30, 2012 and $359,000 in the same three month period in 2013. Cost of services as a percentage of services decreased from 53% in the second quarter of 2012 to 47% in the current quarter, which resulted in a corresponding increase in gross margins on services from 47% to 53%.

Cost of services decreased 19% from $717,000 in the six months ended June 30, 2012 to $581,000 in the same six month period in 2013. Cost of services as a percentage of services decreased from 52% in the first six months of 2012 to 47% in the same period in 2013, which resulted in a corresponding increase in  gross margins on services from 48% to 53%.

For the three and six month periods, higher gross margins on services were due to a more profitable mix of biometrics services arrangements with government and commercial customers.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Research and development expense	$1,495	$1,529	$3,052	$2,965
Cost of services	359	361	581	717
Total engineering costs	$1,854	$1,890	$3,633	$3,682

Research and development expense decreased 2% from slightly more than $1.5 million in the three months ended June 30, 2012 to slightly less than $1.5 million in the same three month period in 2013.  As a percentage of total revenue, research and development expense decreased from 37% in the second quarter of 2012 to 31% in the corresponding period of 2013.

Research and development expense increased 3% from $3.0 million in the six months ended June 30, 2012 to $3.1 million in the same six month period in 2013. As a percentage of total revenue, research and development expense decreased from 33% in the first six months of 2012 to 29% in the corresponding period of 2013.

For the three and six month periods, slightly lower total engineering costs reflects two sets of offsetting factors.  Total engineering costs decreased due to lower spending in our DSL service assurance engineering organization and lower spending for a former engineering employee who was involved with patent development and prosecution in 2012.  Lower spending related to those activities was partially offset by higher spending in our biometrics engineering organization.

For the three month period, slightly lower research and development expense was due to the same set of factors that caused total engineering costs to be lower. Engineering resources consumed to deliver cost of services was approximately the same in both three month periods in 2012 and 2013.

For the six month period, higher research and development expense was primarily due to less engineering resources being consumed to deliver cost of services, which was partially offset by lower total engineering costs.

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

Selling and marketing expense was approximately unchanged at $995,000 in the three months ended June 30, 2012 and $972,000 in the same three month period in 2013. As a percentage of total revenue, sales and marketing expense decreased from 24% in the second quarter of 2012 to 20% in the corresponding period of 2013.

Selling and marketing expense was approximately unchanged at $2.1 million in the six months ended June 30, 2012 and $2.1 million in the same six month period in 2013.  As a percentage of total revenue, sales and marketing expense decreased from 23% in the first six months of 2012 to 20% in the corresponding period of 2013.

For the three and six month periods, steady levels of selling and marketing expense reflect two sets of offsetting factors.  Expenses decreased due to: i) lower expenses for a former employee who was involved with the effort to monetize patents in 2012; and ii) lower sales expenses in our DSL service assurance sales organization. The expense decrease associated with these two factors was almost entirely offset by expense growth in our biometrics sales organization.  Expense growth in the biometrics sales organization was driven by new sales employees, new foreign sales agents and higher sales commissions.

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

General and administrative expense decreased 14% from $1.1 million in the three months ended June 30, 2012 to $0.9 million in the same three month period in 2013.  As a percentage of total revenue, general and administrative expense decreased from 26% in the second quarter of 2012 to 19% in the current year quarter.

General and administrative expense decreased 20% from $2.1 million in the six months ended June 30, 2012 to $1.7 million in the same six month period in 2013.  As a percentage of total revenue, general and administrative expense decreased from 23% in the first six months of 2012 to 16% in the corresponding period of 2013.

For the three and six month periods, lower general and administrative expense was lower primarily due to two sets of offsetting factors.  Expenses decreased due to lower: i) patent prosecution legal fees; ii) audit fees; and iii) general corporate legal fees. Such expense reductions were partially offset by stock-based compensation costs associated with a stock grant to directors and officers in April 2013.

Income from Patent Arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  We recorded $0.0 million and $0.8 million of income from this patent arrangement in the three and six months ended June 30, 2013, respectively.  We did not record any such income in the three and six months ended June 30, 2012. We are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Other Income.  We recorded $58,000 and $85,000 of other income in the three and six month periods ended June 30, 2012, respectively. These amounts represented realized gains on the sale of high yield bond investments in 2012. There were no such gains in the three and six month periods ended June 30, 2013.

Interest Income.  Interest income increased 95% from $40,000 in three months ended June 30, 2012 to $78,000 in the same three month period in 2013.

Interest income increased 75% from $92,000 in six months ended June 30, 2012 to $161,000 in the same six month period in 2013

For the three and six month periods, the dollar increase in interest income was primarily due to: i) interest income from high yield bonds; and ii) higher cash balances as a result of the patent sales in 2012.

Income Taxes.  Income tax expense for the three and six months ended June 30, 2013 was $54,000 and $1.1 million, respectively. Income tax expense for 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the six months ended June 30, 2013, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the six months ended June 30, 2013, the tax benefits from such stock-based awards were $488,000, which we recorded as an equity adjustment to additional paid-in capital.

As of June 30, 2013, we had a total of $1.5 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2012 of $5.1 million and $0.7 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $488,000 equity adjustment to additional paid-in capital in the first six months of 2013 was related to these deferred tax assets.

Income tax expense was $16.7 million for the three and six months ended June 30, 2012. Income tax expense in 2012 was driven by a $71.2 million gain on sale of patent assets. The $16.7 million income tax expense consisted of a $4.0 million current income tax liability plus a $12.7 million non-cash adjustment related to cumulative deduction for stock options in excess of book expense that was recorded to equity.

Income from discontinued operations.  Income from discontinued operations reflects operating results from our DSL service assurance hardware product line that we shutdown during 2012.

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of $75.8 million, which represented an increase of $4.7 million from December 31, 2012. The increase in cash was primarily due to $4.3 million of cash provided by operations and $534,000 of cash provided by financing activities. Cash from these two sources was partially offset by $110,000 used to purchase capital equipment.

Cash provided by financing activities consisted of: i) $488,000 of excess tax benefits from stock-based compensation; and ii) $46,000 of proceeds from the exercise of stock options.

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

Recent Accounting Pronouncements

See Note F to our Consolidated Financial Statements in Item 1.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at June 30, 2013 consisted of two elements:

1.
Cash and cash equivalents. As of June 30, 2013, our cash and cash equivalents of $75.8 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of June 30, 2013, our investments of $2.0 million were invested in high yield bonds with two separate corporate debt issuers, both of which mature in 2015.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and approximate three-year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

Exhibit 10.1*
Form of Unrestricted Stock Award for executive officers and directors of Aware, Inc. under the 2001 Nonqualified Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2013 and incorporated herein by reference).

Exhibit 101**
The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:  (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and June 30, 2012, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and June 30, 2012, and (iv) Notes to Consolidated Financial Statements.

*   Management contract or compensatory plan.

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

AWARE, INC.

Date: July 26, 2013	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: July 26, 2013	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)

