Form 10-Q
period 2013-09-30
AWARE INC /MA/
filed 2013-10-29
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended September 30, 2013

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
Large Accelerated Filer ☐      Accelerated Filer ☒      Non-Accelerated Filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of October 21, 2013:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,570,794 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$75,418	$71,074
Accounts receivable, net	2,754	3,457
Receivable from patent arrangement	-	1,121
Deferred tax assets	916	817
Prepaid expenses and other current assets	1,093	528
Total current assets	80,181	76,997

Property and equipment, net	5,644	5,904
Investments	2,962	2,010
Intangible assets	201	-
Long term deferred tax assets	659	943
Total assets	$89,647	$85,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$243	$328
Accrued expenses	101	148
Accrued compensation	589	817
Accrued professional	156	142
Due to customers	3,732	-
Deferred revenue	1,529	2,204
Total current liabilities	6,350	3,639

Long-term deferred revenue	40	319

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,570,794 as of September 30, 2013 and 22,509,518 as of December 31, 2012	226	225
Additional paid-in capital	100,917	100,561
Accumulated other comprehensive loss	(57)	(50)
Accumulated deficit	(17,829)	(18,840)
Total stockholders’ equity	83,257	81,896

Total liabilities and stockholders’ equity	$89,647	$85,854

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Software licenses	$2,334	$3,387	$7,704	$8,070
Software maintenance	1,023	661	3,187	2,471
Services	943	724	2,179	2,100
Hardware sales	-	-	1,129	-
Royalties	170	484	737	1,599
Total revenue	4,470	5,256	14,936	14,240

Costs and expenses:
Cost of hardware sales	-	-	813	-
Cost of services	494	421	1,075	1,138
Research and development	1,452	1,466	4,504	4,431
Selling and marketing	931	1,069	2,998	3,143
General and administrative	922	854	2,580	2,915
Exit costs	2,832	-	2,832	-
Total costs and expenses;	6,631	3,810	14,802	11,627

Operating income (loss) before patent related income	(2,161)	1,446	134	2,613
Gain on sale of patent assets	-	15,167	-	86,394
Income from patent arrangement;	-	-	780	-
Operating income (loss) after patent related income	(2,161)	16,613	914	89,007
Other income	27	-	27	85
Interest income	80	45	239	137
Income (loss) from continuing operations before income taxes	(2,054)	16,658	1,180	89,229
Provision for (benefit from) income taxes	(901)	6,578	169	23,248
Income (loss) from continuing operations	(1,153)	10,080	1,011	65,981
Income from discontinued operations, net of income taxes	-	217	-	360

Net income (loss)	($1,153)	$10,297	$1,011	$66,341

Basic net income (loss) per share:
Basic net income (loss) per share from continuing operations	($0.05)	$0.45	$0.04	$3.05
Basic net income per share from discontinued operations	0.00	0.01	0.00	0.02
Basic net income (loss) per share;	($0.05)	$0.46	$0.04	$3.07

Diluted net income (loss) per share:
Diluted net income (loss) per share from continuing operations	($0.05)	$0.45	$0.04	$3.01
Diluted net income per share from discontinued operations	0.00	0.01	0.00	0.02
Diluted net income (loss) per share	($0.05)	$0.46	$0.04	$3.03

Weighted-average shares – basic	22,571	22,339	22,533	21,609
Weighted-average shares - diluted	22,571	22,501	22,623	21,888

Comprehensive income (loss):
Net income (loss)	($1,153)	$10,297	$1,011	$66,341
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(26)	(4)	(6)	16
Comprehensive income (loss)	($1,179)	$10,293	$1,005	$66,357

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,011	$66,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	325	343
Stock-based compensation	445	299
Gain on sale of patent assets	-	(86,394)
Amortization of premium (discount) on investments	13	(24)
Gain on sale of investments	(27)	(85)
Loss on disposal of property and equipment	27	-
Provision for doubtful accounts	-	4
Changes in assets and liabilities:
Accounts receivable	703	(277)
Receivable from patent arrangement	1,121	-
Inventories	-	538
Prepaid expenses and other current assets	(565)	(210)
Deferred tax assets	185	-
Accounts payable	(85)	(1)
Accrued expenses, compensation, and professional	(261)	(90)
Accrued income taxes	-	5,339
Due to customers	3,732	-
Deferred revenue	(954)	112
Net cash provided by (used in) operating activities	5,670	(14,105)

Cash flows from investing activities:
Purchases of property and equipment	(117)	(90)
Proceeds from sale of property and equipment	24	-
Purchases of investments	(2,008)	(1,017)
Sales of investments	1,064	855
Purchase of intangible assets	(201)	-
Proceeds from sale of patent assets, net	-	86,394
Net cash provided by (used in) investing activities	(1,238)	86,142

Cash flows from financing activities:
Proceeds from issuance of common stock	46	5,896
Payment of dividends	-	(25,506)
Excess tax benefits from stock-based compensation	(63)	15,761
Payments made for taxes of employees who surrendered
shares related to unrestricted stock	(71)	(174)
Net cash used in financing activities	(88)	(4,023)

Increase in cash and cash equivalents	4,344	68,014
Cash and cash equivalents, beginning of period	71,074	46,577

Cash and cash equivalents, end of period	$75,418	$114,591

Supplemental disclosure: Cash paid for income taxes	$535	$2,388

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

The accompanying unaudited consolidated balance sheets, statements of comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2013, and of operations and cash flows for the interim periods ended September 30, 2013 and 2012.

The results of operations for the interim period ended September 30, 2013 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $75.4 million and $71.1 million as of September 30, 2013 and December 31, 2012, respectively. We classified our cash equivalents of $70.4 million and $67.1 million as of September 30, 2013 and December 31, 2012, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $3.0 million and $2.0 million of available-for-sale investments as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at September 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$2,962	$-	$-
Money market funds (included in cash and cash equivalents)	70,408	-	-
Total	$73,370	$-	$-

As of December 31, 2012, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$2,010	$-	$-
Money market funds (included in cash and cash equivalents)	67,050	-	-
Total	$69,060	$-	$-

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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss):
Income (loss) from continuing operations	($1,153)	$10,080	$1,011	$65,981
Income from discontinued operations	-	217	-	360
Net income (loss)	($1,153)	$10,297	$1,011	$66,341

Shares outstanding:
Weighted-average common shares outstanding	22,571	22,339	22,533	21,609
Additional dilutive common stock equivalents	-	162	90	279
Diluted shares outstanding	22,571	22,501	22,623	21,888

Basic net income (loss) per share:
Basic net income (loss) per share from continuing operations	($0.05)	$0.45	$0.04	$3.05
Basic net income per share from discontinued operations	0.00	0.01	0.00	0.02
Basic net income (loss) per share	($0.05)	$0.46	$0.04	$3.07

Diluted net income (loss) per share:
Diluted net income(loss) per share from continuing operations	($0.05)	$0.45	$0.04	$3.01
Diluted net income per share from discontinued operations	0.00	0.01	0.00	0.02
Diluted net income (loss) per share	($0.05)	$0.46	$0.04	$3.03

For the three months ended September 30, 2013, common stock equivalents of 111,349 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive.

For the three month periods ended September 30, 2013 and 2012, options to purchase 825,338 and 25,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

For the nine month periods ended September 30, 2013 and 2012, options to purchase 825,338 and 829,504 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

D)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cost of services	$12	$2	$23	$14
Research and development	26	6	53	68
Selling and marketing	5	-	10	134
General and administrative	174	13	359	70
Income from discontinued operations	-	-	-	13
Stock-based compensation expense	$217	$21	$445	$299

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

The following summarizes stock-based grants during 2013 and 2012:

●
Stock Option Grants – We did not grant any stock options in the three and nine month periods ended September 30, 2013. We granted stock options for 0 shares and 50,000 shares in the three and nine month periods ended September 30, 2012, respectively.

●
Unrestricted Stock Grants – We granted shares of unrestricted stock in July 2010 and April 2013.  The following summarizes those grants and their related impact on results of operations for the three and nine months ended September 30, 2013 and 2012:

July 2010 Unrestricted Stock Grant.  In July 2010, we granted 575,443 shares of stock to directors, officers and employees. There was no stock-based compensation expense related to this grant in the three and nine month periods ended September 30, 2013. We expensed $0 and $189,000 of stock-based compensation expense related to this grant in the three and nine month periods ended September 30, 2012, respectively.

April 2013 Unrestricted Stock Grant. In April 2013, we granted 130,000 shares of unrestricted stock to directors, officers and employees. The shares are to be issued in two equal installments shortly after June 30, 2013 and December 31, 2013, provided each grantee is serving as a director, officer or employee on those dates. We expensed $208,000 and $415,000 of stock-based compensation expense related to this grant in the three and nine months ended September 30, 2013, respectively.   The unamortized stock-based compensation charge associated with this grant as of September 30, 2013 is $208,000, which we anticipate will be charged to expense in the fourth quarter of 2013.

E)
Business Segments. We organize ourselves into multiple segments reporting to the chief operating decision makers.  The following table provides reportable segment financial data for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

	Segments
	Biometrics	DSL Service		Total
	& Imaging	Assurance	Corporate	Company
Three Months Ended September 30, 2013
Revenue	$4,144	$156	$170	$4,470

Operating income (loss) before patent related income	1,515	(3,457)	(219)	(2,161)
Other income			27	27
Interest income			80	80
Loss from continuing operations before taxes				(2,054)
Benefit from income taxes			(901)	(901)
Loss from continuing operations				(1,153)
Income from discontinued operations, net of tax				-
Net loss				($1,153)

Three Months Ended September 30, 2012
Revenue	$4,287	$485	$484	$5,256

Operating income (loss) before patent related income	2,111	(446)	(219)	1,446
Gain on sale of patent assets			15,167	15,167
Interest income			45	45
Income from continuing operations before taxes				16,658
Provision for income taxes			6,578	6,578
Income from continuing operations				10,080
Income from discontinued operations, net of tax				217
Net income				$10,297

Nine Months Ended September 30, 2013
Revenue	$12,982	$1,217	$737	$14,936

Operating income (loss) before patent related income	4,848	(4,266)	(448)	134
Income from patent arrangement			780	780
Other income			27	27
Interest income			239	239
Income from continuing operations before taxes				1,180
Provision for income taxes			169	169
Income from continuing operations				1,011
Income from discontinued operations, net of tax				-
Net income				$1,011

Nine Months Ended September 30, 2012
Revenue	$10,847	$1,794	$1,599	$14,240

Operating income (loss) before patent related income	4,725	(1,062)	(1,050)	2,613
Gain on sale of patent assets			86,394	86,394
Other income			85	85
Interest income			137	137
Income from continuing operations before taxes				89,229
Provision for income taxes			23,248	23,248
Income from continuing operations				65,981
Income from discontinued operations, net of tax				360
Net income				$66,341

We conduct our operations in the United States and sell our products and services to domestic and  international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

United States	$2,588	$3,350	$9,944	$9,302
Saudi Arabia	524	338	613	360
Rest of World	1,358	1,568	4,379	4,578
	$4,470	$5,256	$14,936	$14,240

F)	Recent Accounting Pronouncements. There are no recently issued accounting pronouncements applicable to the Company that have not been adopted as of September 30, 2013.

G)
Gain on Sale of Patent Assets.  We recorded a $15.2 million gain on the sale of patent assets in the three months ended September 30, 2012. This gain relates to a transaction we completed in September 2012 in which we sold a portion of our patent portfolio pertaining to digital subscriber line (“DSL”) technology for $16.0 million. The proceeds from the sale were reduced by $0.8 million of transaction costs.

We recorded an $86.4 million gain on the sale of patent assets in the nine months ended September 30, 2012. This gain includes the $15.2 million gain described in the previous paragraph and a $71.2 million gain on the sale of patent assets that occurred in the second quarter of 2012.  In June 2012, we completed a transaction to sell patents pertaining to wireless technology for $75 million. The proceeds from that sale were reduced by $3.8 million of transaction costs.

H)
Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned patents in return for royalties on proceeds from patent monetization efforts by the third party.  We recorded $0 and $0.8 million of income from this patent arrangement in the three and nine months ended September 30, 2013, respectively.

I)
Income Taxes.  Income tax expense for the three ended September 30, 2013 was a tax benefit of $901,000.  Income tax expense for the nine months ended September 30, 2013 was $169,000.  Income tax expense for 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes.  Year-to-date tax expense also reflects two items related to 2012, including:

1.
a tax benefit of $95,000 related to the 2012 research tax credit. This credit was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013; and

2.	a tax benefit of $148,000 related to a reduction in the estimate of the 2012 tax expense recorded in our 2012 financial statements.

As of September 30, 2013, we had a total of $1.6 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

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

As a result of exit costs related to our DSL service assurance software business, we have revised our estimate of 2013 taxable income.  As a result, we do not expect to utilize any of our excess stock compensation benefits to reduce our tax liability in 2013. Accordingly, we have not recorded any tax benefit to additional paid-in capital in 2013.  As a separate matter, we reduced the benefit we recorded to additional paid-in capital in 2012 as a result of the reduction of our actual 2012 tax liability. The amount of the reduction to additional paid-in capital in 2013 related to 2012 was $63,000.

Income tax expense related to continuing operations was $6.6 million and $23.2 million for the three and nine months ended September 30, 2012, respectively. Income tax expense in 2012 was driven by an $86.4 million gain on sale of patent assets. Income tax expense of $23.2 million for the nine months ended September 30, 2012 consisted of a $7.5 million current income tax liability plus a $15.8 million non-cash adjustment related to cumulative deduction for stock options in excess of book expense that was recorded to equity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$-	$724	$-	$2,809
Expenses	-	364	-	2,206
Income before income taxes	-	360	-	603
Income taxes	-	143	-	243
Income from discontinued operations	$-	$217	$-	$360

M)
DSL Service Assurance Software Exit.  In August 2013, our Board of Directors approved the shutdown of our DSL service assurance software product line, which is the remaining component of our DSL Service Assurance Segment.  We intend to provide limited support to customers until December 31, 2013 at which point we expect to complete the shutdown.  The results of operations for the DSL service assurance software product line have been reported in continuing operations for the three and nine month periods ended September 30, 2013 and 2012.  We anticipate the results of operations for this product line will be reported in discontinued operations commencing next quarter.

We estimate our total shutdown costs to date to be approximately $3.0 million. Such costs comprise: i) $3.7 million of payments to customers to terminate contracts, which were offset by $1.2 million of deferred revenue obligations that were relieved as a result of such contract terminations; ii) $397,000 of severance and employee-related costs; and iii) $47,000 of asset write-offs.  We recorded $2.8 million of those costs in “Exit costs” in the consolidated statements of comprehensive income for the three months ended September 30, 2013. The remaining $165,000 of costs represents employee severance and retention bonuses for employees who have been retained to support customers through December 31, 2013.  We intend to charge those costs to expense in the three months ended December 31, 2013, if earned by employees.

We may incur additional costs or receive additional income related to the termination of customer contracts, however we are unable to estimate those amounts at this time.

At September 30, 2013, we recorded a liability for exit costs of $3.8 million. This liability comprises: i) $3.7 million of payments due to customers for contract terminations; and ii) $232,000 of severance and employee related costs earned by employees through September 30, 2013, less $176,000 of payments made to such employees before the end of the quarter.

The following table is a rollforward of our exit costs liability accounts.  Customer contract termination costs were included in “Due to customers” and severance and employee-related costs were included in “Accrued compensation” in the consolidated balance sheets. (in thousands):

	Customer Contract Termination Costs	Severance and Employee-Related Costs	Other Costs	Total
Balance at June 30, 2013	$-	$-	$-	$-
Amount charged to expense	2,553	232	47	2,832
Deferred revenue offset	1,179	-	-	1,179
Payments/write-offs	-	(176)	(47)	(223)
Balance at September 30, 2013	$3,732	$56	$-	$3,788

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

Summary of Operations. Our principal business operations are focused on biometrics and imaging products now that we have begun the process to shut down our Digital Subscriber Line (“DSL”) service assurance product line.

Biometrics products consist of software and services used in biometric systems. Biometrics systems are used in applications such as law enforcement, border control, national defense, secure credentialing, access control and background checks. We typically sell our biometrics software and services to: i) systems integrators that incorporate our software products into biometrics systems that they are developing on behalf of their customers; ii) OEMs that incorporate our products into their biometrics hardware and software solutions; and iii) directly to government agencies that are deploying biometrics systems.

Our imaging products consist of software used primarily in medical imaging applications.  Our imaging software is primarily sold to OEMs and systems integrators that incorporate our software into their medical and imaging products.

Other Activities.  In addition to our core biometrics and imaging business, we have been involved with other business activities that have affected our historical financial results and may affect our future financial results. These activities are described below.

i)
Prior to November 2009, we were a supplier of DSL silicon intellectual property to the semiconductor industry. We continue to receive royalties from two principal customers that use our DSL silicon IP in their DSL chipsets although those royalties have been declining rapidly in recent quarters.

ii)
In 2012, we executed on a strategy to monetize a significant portion of our patent portfolio that was unrelated to our biometrics and DSL service assurance product lines. That effort resulted in two significant patent sales in 2012, which affected our consolidated statements of comprehensive income for the three and nine months ended September 30, 2012. There was no such income in the three and nine months ended September 30, 2013.

iii)
We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  We recorded $0.0 million and $0.8 million of income from this patent arrangement in the three and nine months ended September 30, 2013, respectively.  We did not record any such income in the three and nine months ended September 30, 2012. We are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$-	$724	$-	$2,809
Expenses	-	364	-	2,206
Income before income taxes	-	360	-	603
Income taxes	-	143	-	243
Income from discontinued operations	$-	$217	$-	$360

v)
In August 2013, our Board of Directors approved the shutdown of our DSL service assurance software product line, which is the remaining component of our DSL Service Assurance Segment.  We intend to provide limited support to customers until December 31, 2013 at which point we expect to complete the shutdown.  The results of operations for the DSL service assurance software product line have been reported in continuing operations for the three and nine month periods ended September 30, 2013 and 2012.  We anticipate the results of operations for this product line will be reported in discontinued operations commencing next quarter.

We estimate our total shutdown costs to date to be approximately $3.0 million. Such costs comprise: i) $3.7 million of payments to customers to terminate contracts, which were offset by $1.2 million of deferred revenue obligations that were relieved as a result of such contract terminations; ii) $397,000 of severance and employee-related costs; and iii) $47,000 of asset write-offs.  We recorded $2.8 million of those costs in “Exit costs” in the consolidated statements of comprehensive income for the three months ended September 30, 2013. The remaining $165,000 of costs represents employee severance and retention bonuses for employees who have been retained to support customers through December 31, 2013.  We intend to charge those costs to expense in the three months ended December 31, 2013, if earned by employees.

We may incur additional costs or receive additional income related to the termination of customer contracts, however we are unable to estimate those amounts at this time.

At September 30, 2013, we recorded a liability for exit costs of $3.8 million. This liability comprises: i) $3.7 million of payments due to customers for contract terminations; and ii) $232,000 of severance and employee related costs earned by employees through September 30, 2013, less $176,000 of payments made to such employees before the end of the quarter.

Summary of Financial Results

The net loss from continuing operations for the three months ended September 30, 2013 was $1.2 million or $0.05 per diluted share, which compares to net income from continuing operations of $10.1 million, or $0.45 per diluted share, for the three months ended September 30, 2012.  Net income from continuing operations in the three months ended September 30, 2012 included an after tax gain on the sale of patent assets of $8.6 million.

Operating loss before patent related income was $2.2 million for the three months ended September 30, 2013 compared to income of $1.4 million for the three months ended September 30, 2012.  Lower operating income before patent related income in the three month period ended September 30, 2013 compared to the corresponding period in 2012 was primarily due to costs associated with our decision to exit the DSL service assurance business.

Net income from continuing operations for the nine months ended September 30, 2013 was $1.0 million, or $0.04 per diluted share, which compares to net income from continuing operations of $66.0 million, or $3.01 per diluted share, for the nine months ended September 30, 2012.  Net income from continuing operations in the nine months ended September 30, 2012 included an after tax gain on the sale of patent assets of $63.1 million.

Operating income before patent related income was $134,000 and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively. Lower operating income before patent related income in the nine month period ended September 30, 2013 compared to the corresponding period in 2012 was primarily due to costs associated with our decision to exit the DSL service assurance business.

Results of Operations

Software Licenses. Software licenses consist of revenue from the sale of software licenses for biometrics and imaging, and DSL service assurance applications.

Software license revenue decreased 31% from $3.4 million in the three months ended September 30, 2012 to $2.3 million in the same three month period in 2013.  As a percentage of total revenue, software license revenue decreased from 64% in the third quarter of 2012 to 52% in the current year quarter. The dollar decrease in software license revenue was primarily due to a $0.8 million decrease in revenue from the sale of biometrics and imaging software and a $0.3 million decrease in revenue from the sale of DSL service assurance software.

The decrease in biometrics and imaging license sales was primarily due to a large direct sale to a U.S. government in the year ago quarter.  A sale of that magnitude did not occur in the current quarter.  The decrease in revenue from the sale of DSL service assurance software was primarily due to our decision to shut down this business this quarter.

Software license revenue decreased 5% from $8.1 million in the nine months ended September 30, 2012 to $7.7 million in the same nine month period in 2013.  As a percentage of total revenue, software license revenue decreased from 57% in the first nine months of 2012 to 52% in the corresponding period in 2013.  The dollar decrease in software license revenue was primarily due to a $0.4 million decrease in revenue from the sale of DSL service assurance software.  Revenue from the sale of biometrics and imaging software was essentially unchanged.

For the nine month periods, the decrease in DSL service assurance software license revenue was primarily due to lower license revenue from a telecom supplier that uses our core Dr. DSL® technology in its products as well as our decision to shut down this business.

Software maintenance. Software maintenance consists of revenue from the sale of software maintenance contracts for biometrics and imaging, and DSL service assurance software.  Software maintenance contracts entitle customers to receive software support and software updates if and when they become available.

Software maintenance revenue increased 55% from $0.7 million in the three months ended September 30, 2012 to $1.0 million in the same three month period in 2013. As a percentage of total revenue, software maintenance revenue increased from 13% in the third quarter of 2012 to 23% in the current year quarter. The dollar increase in software maintenance revenue was primarily due to an increase in revenue from biometrics and imaging maintenance contracts.  Revenue from DSL service assurance maintenance contracts was essentially unchanged from the third quarter of 2012.

Software maintenance revenue increased 29% from $2.5 million in the nine months ended September 30, 2012 to $3.2 million in the same nine month period in 2013.  As a percentage of total revenue, software maintenance revenue increased from 17% in the first nine months of 2012 to 21% in the corresponding period in 2013.  The dollar increase in software maintenance revenue was primarily due to an increase in revenue from biometrics and imaging maintenance contracts. Revenue from DSL service assurance maintenance contracts was essentially unchanged.

For the three and nine month periods, the increase in revenue from biometrics and imaging maintenance contracts was primarily due to: 1) higher software license sales over the past year which generally include the purchase of software maintenance; and 2) renewals of maintenance contracts sold in prior years.

Services. Services primarily consist of engineering service fees related to: i) our biometrics and imaging product line; and ii) our DSL service assurance software product line.  Service revenue in 2012 also included revenue from a legacy DSL silicon customer.

Services increased 30% from $724,000 in the three months ended September 30, 2012 to $943,000 in the same three month period in 2013. As a percentage of total revenue, services increased from 14% in the third quarter of 2012 to 21% in the current year quarter. The dollar increase in services revenue was primarily due to a $272,000 increase in revenue from the sale of biometrics engineering services, which was partially offset by a $53,000 decrease in revenue from the sale of DSL service assurance services.

For the three month periods, the increase in revenue from biometrics engineering services was primarily due to revenue from three projects with U.S. government customers. The decrease in revenue from DSL service assurance services was primarily due to the cessation of services to a legacy DSL silicon customer at the end of 2012.

Services increased 4% from $2.1 million in the nine months ended September 30, 2012 to $2.2 million in the same nine month period in 2013.  As a percentage of total revenue, services were unchanged at 15% in the nine month periods ended September 30, 2012 and 2013. The dollar increase in services revenue was primarily due to a $0.3 million increase in revenue from the sale of biometrics engineering services, which was partially offset by a $0.2 million decrease in revenue from the sale DSL service assurance services.

For the nine month periods, the increase in revenue from biometrics engineering services was primarily due to two projects with foreign governments in which we partnered with local system integrators.  The decrease in revenue from DSL service assurance services was primarily due to the cessation of services to a legacy DSL silicon customer at the end of 2012.

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

There were no hardware sales in the three months ended September 30, 2012 and 2013.

Hardware sales increased from $0 in the nine months ended September 30, 2012 to $1.1 million in the same nine month period in 2013. As a percentage of total revenue, hardware sales increased from 0% in the first nine months of 2012 to 8% in the corresponding period in 2013.  The dollar increase in hardware sales was due to the commencement of shipments in the second quarter of 2013.

We are unable to predict future hardware sales with any degree of certainty because: i) our contract with the government provides pricing, but does not obligate the government to purchase any products until it provides us with purchase orders; and ii) we have no historical experience with which to make revenue projections. Notwithstanding the foregoing, we received an order in September 2013 for $4.7 million of hardware products.  We intend to ship this order over the next several quarters, subject to product availability at our suppliers.

Royalties. Royalties consist of royalty payments we receive under legacy DSL silicon contracts.   We receive royalties from DSL silicon customers for the right to incorporate our silicon IP in their DSL chipsets.

Royalties decreased 65% from $484,000 in the three months ended September 30, 2012 to $170,000 in the same three month period in 2013. As a percentage of total revenue, royalties decreased from 9% in the third quarter of 2012 to 4% in the current year quarter.

Royalties decreased 54% from $1.6 million in the nine months ended September, 30, 2012 to $737,000 in the same nine month period in 2013. As a percentage of total revenue, royalties decreased from 11% in the first nine months of 2012 to 5% in the corresponding period in 2013.

For the three and nine month periods, the dollar decrease in royalties was primarily due to lower DSL royalties from both of our principal licensees. Late last year, one of our licensees achieved chipset sales that exceeded certain sales thresholds in our contractual arrangement. The achievement of those sales thresholds triggered reductions in the royalty rate it is required to pay on certain products and eliminated them altogether on other products.  Our other licensee also reported lower royalties to us in both the three and nine month periods of 2013.

We believe it is likely that royalties will continue to decline in future quarters.

Cost of Hardware Sales. Cost of hardware sales consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales was $0 in the three months ended September 30, 2012 and 2013 as there were no hardware sales during these periods.

Cost of hardware sales increased from $0 in the nine months ended September 30, 2012 to $813,000 in the same nine month period in 2013. Cost of hardware sales as a percentage of hardware sales were 72% in the nine months ended September 30, 2013, which means that gross margins on hardware sales were 28%. The dollar increase in cost of hardware sales was due to the commencement of hardware shipments in the second quarter of 2013.

Cost of Services. Cost of services consists of engineering costs to complete customer engineering projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 17% from $421,000 in the three months ended September 30, 2012 to $494,000 in the same three month period in 2013. Cost of services as a percentage of services decreased from 58% in the third quarter of 2012 to 52% in the current quarter, which resulted in a corresponding increase in gross margins on services from 42% to 48%.

Cost of services decreased 6% from slightly more than $1.1 million in the nine months ended September 30, 2012 to slightly less than $1.1 million in the same nine month period in 2013. Cost of services as a percentage of services decreased from 54% in the first nine months of 2012 to 49% in the same period in 2013, which resulted in a corresponding increase in gross margins on services from 46% to 51%.

For the three and nine month periods, higher gross margins on services were due to a more profitable mix of biometrics services arrangements with government and commercial customers.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Research and development expense	$1,452	$1,466	$4,504	$4,431
Cost of services	494	421	1,075	1,138
Total engineering costs	$1,946	$1,887	$5,579	$5,569

For the three and nine month periods, total engineering costs were slightly higher than the corresponding periods in the prior year. The increase reflects two sets of offsetting factors.  Total engineering costs increased due to higher spending in our biometrics engineering organization as we attempt to grow our biometrics business. Higher biometrics engineering spending was partially offset by lower spending in our DSL service assurance engineering organization and lower spending for a former engineering employee who was involved with patent development and prosecution in 2012.

Research and development expense decreased 1% from $1.466 million in the three months ended September 30, 2012 to $1.452 million in the same three month period in 2013.  As a percentage of total revenue, research and development expense increased from 28% in the third quarter of 2012 to 32% in the corresponding period of 2013. The insignificant dollar decrease in research and development expense was due to shifting more engineering resources to work on projects that generated services revenue.

Research and development expense increased 2% from $4.4 million in the nine months ended September 30, 2012 to $4.5 million in the same nine month period in 2013. As a percentage of total revenue, research and development expense decreased from 31% in the first nine months of 2012 to 30% in the corresponding period of 2013. The dollar increase in research and development expense was due to shifting less engineering resources to work on projects that generated services revenue.

Our research and development activities are focused primarily on developing biometrics and imaging software.

Selling and Marketing Expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense decreased 13% from $1.1 million in the three months ended September 30, 2012 to $0.9 million in the same three month period in 2013.  As a percentage of total revenue, sales and marketing expense increased from 20% in the third quarter of 2012 to 21% in the corresponding period of 2013.

Selling and marketing expense decreased 5% from $3.1 million in the nine months ended September 30, 2012 to $3.0 million in the same nine month period in 2013. As a percentage of total revenue, sales and marketing expense decreased from 22% in the first nine months of 2012 to 20% in the corresponding period.

For the three and nine month periods, the dollar decrease in selling and marketing expense reflects two sets of offsetting factors.  Expenses decreased due to: i) lower expenses for a former employee who was involved with the effort to monetize patents in 2012; and ii) lower sales expenses in our DSL service assurance sales organization. The expense decrease associated with these two factors was partially offset by expense growth in our biometrics sales organization.  Expense growth in the biometrics sales organization was driven by new sales employees, new foreign sales agents, and higher sales commissions and travel expenses.

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

General and administrative expense increased 8% from $854,000 in the three months ended September 30, 2012 to $922,000 in the same three month period in 2013.  As a percentage of total revenue, general and administrative expense increased from 16% in the third quarter of 2012 to 20% in the current year quarter.  The dollar increase in general and administrative expense was primarily due to higher stock-based compensation costs associated with a stock grant to directors and officers in April 2013, which was partially offset by lower patent prosecution legal fees and audit fees.

General and administrative expense decreased 11% from $2.9 million in the nine months ended September 30, 2012 to $2.6 million in the same nine month period in 2013.  As a percentage of total revenue, general and administrative expense decreased from 21% in the first nine months of 2012 to 17% in the corresponding period of 2013.  The dollar decrease in general and administrative expense was lower primarily due to two sets of offsetting factors.  Expenses decreased due to lower: i) patent prosecution legal fees; ii) audit fees; and iii) general corporate legal fees. Such expense reductions were partially offset by stock-based compensation costs associated with a stock grant to directors and officers in April 2013.

Exit Costs. Exit costs consist of costs related to the shutdown of our DSL service assurance software business. In August 2013, our Board of Directors approved the shutdown of our DSL service assurance software product line, which is the remaining component of our DSL Service Assurance Segment.  We intend to provide limited support to customers until December 31, 2013 at which point we expect to complete the shutdown.  The results of operations for the DSL service assurance software product line have been reported in continuing operations for the three and nine month periods ended September 30, 2013 and 2012.  We anticipate the results of operations for this product line will be reported in discontinued operations commencing next quarter.

We estimate our total shutdown costs to date to be approximately $3.0 million. Such costs comprise: i) $3.7 million of payments to customers to terminate contracts, which were offset by $1.2 million of deferred revenue obligations that were relieved as a result of such contract terminations; ii) $397,000 of severance and employee-related costs; and iii) $47,000 of asset write-offs.  We recorded $2.8 million of those costs in “Exit costs” in the consolidated statements of comprehensive income for the three months ended September 30, 2013. The remaining $165,000 of costs represents employee severance and retention bonuses for employees who have been retained to support customers through December 31, 2013.  We intend to charge those costs to expense in the three months ended December 31, 2013, if earned by employees.

We may incur additional costs or receive additional income related to the termination of customer contracts, however we are unable to estimate those amounts at this time.

At September 30, 2013, we recorded a liability for exit costs of $3.8 million. This liability comprises: i) $3.7 million of payments due to customers for contract terminations; and ii) $232,000 of severance and employee related costs earned by employees through September 30, 2013, less $176,000 of payments made to such employees before the end of the quarter.

The following table is a rollforward of our exit costs liability accounts.  Customer contract termination costs were included in “Due to customers” and severance and employee-related costs were included in “Accrued compensation” in the consolidated balance sheets. (in thousands):

	Customer Contract Termination Costs	Severance and Employee-Related Costs	Other Costs	Total
Balance at June 30, 2013	$-	$-	$-	$-
Amount charged to expense	2,553	232	47	2,832
Deferred revenue offset	1,179	-	-	1,179
Payments/write-offs	-	(176)	(47)	(223)
Balance at September 30, 2013	$3,732	$56	$-	$3,788

Income from Patent Arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  We recorded $0 and $0.8 million of income from this patent arrangement in the three and nine months ended September 30, 2013, respectively.  We did not record any such income in the three and nine months ended September 30, 2012. We are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Other Income. Other income consists of realized gains on the disposition of high yield bond investments.

Other income increased from $0 in the three months ended September 30, 2012 to $27,000 in the same three month period of 2013.

Other income decreased from $85,000 in the nine month period ended September 30, 2012 to $27,000 in the same nine month period of 2013.

For the three and nine month periods, increases or decrease in other income are due to the timing of high yield bond sales by us or bond calls by issuers.

Interest Income.  Interest income increased 76% from $45,000 in three months ended September 30, 2012 to $79,000 in the same three month period in 2013.

Interest income increased 75% from $137,000 in nine months ended September 30, 2012 to $240,000 in the same nine month period in 2013

For the three and nine month periods, the dollar increase in interest income was primarily due to: i) interest income from high yield bonds; and ii) higher cash balances as a result of the patent sales in 2012.

Income Taxes.  Income tax expense for the three ended September 30, 2013 was a tax benefit of $901,000.  Income tax expense for the nine months ended September 30, 2013 was $169,000.  Income tax expense for 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes.  Year-to-date tax expense also reflects two items related to 2012, including:

1.
a tax benefit of $95,000 related to the 2012 research tax credit. This credit was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013; and

2.	a tax benefit of $148,000 related to a reduction in the estimate of the 2012 tax expense recorded in our 2012 financial statements.

As of September 30, 2013, we had a total of $1.6 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

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

As a result of exit costs related to our DSL service assurance software business, we have revised our estimate of 2013 taxable income.  As a result, we do not expect to utilize any of our excess stock compensation benefits to reduce our tax liability in 2013. Accordingly, we have not recorded any tax benefit to additional paid-in capital in 2013.  As a separate matter, we reduced the benefit we recorded to additional paid-in capital in 2012 as a result of the reduction of our actual 2012 tax liability. The amount of the reduction to additional paid-in capital in 2013 related to 2012 was $63,000.

Income tax expense related to continuing operations was $6.6 million and $23.2 million for the three and nine months ended September 30, 2012, respectively. Income tax expense in 2012 was driven by an $86.4 million gain on sale of patent assets. Income tax expense of $23.2 million for the nine months ended September 30, 2012 consisted of a $7.5 million current income tax liability plus a $15.8 million non-cash adjustment related to cumulative deduction for stock options in excess of book expense that was recorded to equity.

Income from discontinued operations. Income from discontinued operations reflects operating results from our DSL service assurance hardware product line that we shutdown during 2012.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $75.4 million, which represented an increase of $4.3 million from December 31, 2012. The increase in cash was primarily due to $5.7 million of cash provided by operations.  Cash from operations was partially offset by $1.2 million used in investing activities and $88,000 used in financing activities.

Cash used in investing activities consisted of: i) $944,000 of net purchases of high yield bond investments; ii) $93,000 of net property and equipment purchases; and iii) $201,000 of purchases of intangible assets.

Cash used in financing activities consisted of: i) $71,000 of cash used to pay income taxes for employees who surrendered shares in connection with stock grants, and ii) $63,000 of excess tax benefits from stock-based compensation. Cash used by these activities was partially offset by $46,000 of proceeds from the exercise of stock options.

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

Recent Accounting Pronouncements

See Note F to our Consolidated Financial Statements in Item 1.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at September 30, 2013 consisted of two elements:

1.
Cash and cash equivalents. As of September 30, 2013, our cash and cash equivalents of $75.4 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of September 30, 2013, our investments of $3.0 million were invested in high yield bonds with five corporate debt issuers, which mature in 2015 through 2018.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the two to five year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 1A:
Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred, except as set forth below.

1.
We commenced sales of biometrics hardware products to a single U.S. government customer in May 2013. Hardware products sold to this customer integrate hardware and software purchased from third parties. We rely on single source suppliers for certain critical hardware and software components. Our dependence on single source suppliers involves several risks, including limited control over availability, quality, and delivery schedules. Any delays in delivery of such components or shortages of such components could cause delays in the shipment of our products, which could significantly harm our business.

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

Exhibit 101*
The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:  (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and September 30, 2012, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and September 30, 2012, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: October 29, 2013	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: October 29, 2013	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)

