Form 10-K
period 2013-12-31
AWARE INC /MA/
filed 2014-02-18
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated Filer ☐    Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2013 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $66,554,082.

The number of shares outstanding of the registrant’s common stock as of February 7, 2014 was 22,624,375

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 21, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

FORWARD LOOKING STATEMENTS

Matters discussed in this Annual Report on Form 10-K relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, market opportunity, plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Annual Report on Form 10-K and elsewhere in this Report. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

ITEM 1.   BUSINESS

Company Overview

Aware, Inc. (“Aware”, “we”, “us”, “our”, or the “Company”) is a leading provider of software and services to the biometrics industry.  We have been engaged in this business since 1993.  Our software products are used in government and commercial biometrics systems, which are capable of determining or verifying an individual’s identity. The principal applications of biometrics systems include border control, law enforcement, national defense, secure credentialing, access control and background checks.

Our products provide interoperable, standards-compliant, field-proven biometric functionality and are used to capture, verify, format, compress and decompress biometric images as well as aggregate, analyze, process and transport those images within biometric systems. We sell a broad range of software products for fingerprint, facial, and iris modalities. We also offer engineering services related to software customization, integration, and installation, as well as complete systems development. We sell our biometrics software products and services globally through systems integrators, OEMs, and directly to end user customers.

Aware was incorporated in Massachusetts in 1986.  We are headquartered at 40 Middlesex Turnpike in Bedford, Massachusetts, and our telephone number at this address is (781) 276-4000.  Our website address is www.aware.com.  The information on our website is not part of this Form 10-K, unless expressly noted.  Our stock is traded on the Nasdaq Global Market under the symbol AWRE.

Industry Background

Biometrics is the measurement of unique, individual physiological characteristics, such as fingerprints, faces, irises, and voices, that can be used to determine or verify an individual’s identity. The biometrics industry offers technology that digitally captures and encodes biometric characteristics and then compares those characteristics against previously encoded biometric data to determine or verify an individual’s identity. Biometrics addresses the limitations inherent in traditional identification and authentication processes, such as paper credentials, passwords, PIN codes and magnetic access cards.

The biometrics industry provides identification solutions for a broad range of government and commercial applications. Principal government biometrics applications include border control, law enforcement, national defense, secure credentialing, access control and background checks.  Principal commercial applications include access control for mobile devices, computers, computer networks, and buildings, as well as pre-employment background checks.

We believe that government and commercial entities will continue to adopt and expand the use of biometric-enabled solutions to address the limitations and vulnerabilities of traditional identification processes. We believe the following factors, among others, will contribute to the growth of biometrics solutions:  i) government-mandated implementation of identification for employees, citizens, and foreign nationals to enhance national security; ii) military implementations for the identification of terrorists and other hostile persons; iii) increasing threats to personal security encountered in areas such as transportation; iv) government and commercial efforts to detect and reduce fraud, and v) the emergence and adoption of international biometrics standards.

The biometrics industry may be segmented into government and commercial sub-markets. While these markets are similar in many respects and share similar characteristics, other aspects of the markets are different.  Important factors that differentiate the government market from the commercial market include: i) principal applications; ii) solutions; and iii) suppliers. We believe that this market-based distinction is important to an understanding of Aware’s business as over 80% of our revenue is derived from government customers.

Government market

Governments were early adopters of biometrics technology and currently represent the largest consumer of the technology. There are sub-sectors within government, such as state, local and national, that use biometric technology. For example, at the local law enforcement level, biometric technology permits more efficient criminal booking and processing and also allows officers in the field to identify potential suspects more reliably and efficiently. Within military organizations, two key applications of biometrics involve: i) the verification and identification of military personnel and contractors; and ii) the collection and processing of biometrics from non-military personnel for the purpose of identifying potential hostile persons. State and local governments also benefit through applications such as background checks, the provision of drivers’ licenses and identification cards and benefits issuance.

At the national level, governments throughout the world have taken steps to improve security in response to heightened concerns over public safety from the threat of terrorism. National governments have mandated increased spending on security measures, implemented new regulations and placed greater emphasis on technology to address growing security concerns. For example, the U.S. Office of Biometric Identity Management currently requires foreign visitors entering the United States to have their two index fingers scanned and a digital photograph taken to establish and verify their identity. The European Union now mandates that e-passports include fingerprint data in addition to a digital photograph. The biometrics industry continues to benefit from these measures because biometric technology provides a reliable means of establishing and verifying identities.

Government biometrics systems typically operate on client/server-based computer networks.  Enrollment workstations with peripheral capture devices are used to “enroll” individuals into biometrics systems.  Either fixed enrollment workstations or mobile devices are used to capture, process, and format biometric images. Those images are then transported in digital form to centralized matching systems for identification. Examples of capture peripherals include scanners for fingerprint images, cameras for iris and facial images, and handheld devices for mobile capture of fingerprint, iris, and facial images.  Other hardware components used in biometrics systems include computer servers to process and transport biometrics images and mainframe computers and servers to store and match those images. In addition, military applications may employ handheld devices that are capable of capturing images and matching those images against image databases that reside on the devices.

Due to the nature of government applications, particularly those involving security, government biometric systems must be capable of accurately and rapidly matching biometric images against large databases of stored images. The ability to accurately and rapidly match images against databases of millions of images is critical because incorrect or delayed results could have severe adverse consequences. These requirements are an important distinguishing characteristic of the government market as compared to the commercial market.

There are a number of vendors that serve the government biometrics market.  We believe these vendors may be segmented into three types of suppliers:

i)	Technology suppliers – Within this category, there are suppliers that provide software and hardware technologies that enable biometrics systems.

Biometrics software products provide functionality that: i) captures and formats images; ii) processes and transports images, and iii) matches images. Companies that sell products in this category include: i) Aware; ii) Cognitec Systems GmbH; iii) Neurotechnology; iv) Iritech, Inc.; v) Innovatrics s.r.o.; vi) WCC Group B.V.; vii) Daon, Inc.; and viii) M2Sys Technology (“M2Sys”).

Hardware companies that provide equipment used in biometrics systems includes biometrics-specific vendors, such as Cross Match Technologies, Inc., and Iris ID Systems, Inc., and companies that provide generic computer workstations and computers, such as Hewlett-Packard Development Company, L.P. and Dell, Inc.

ii)
System integrators – This category of suppliers includes companies that provide system integration services. System integrators purchase hardware and software from biometrics technology vendors, such as those listed immediately above.  They then incorporate those components into customized biometrics systems that they build for their end-user customers.

Examples of systems integrators include: i) Northrop Grumman Corporation; ii) Lockheed Martin Corporation; iii) Science Applications International Corporation; iv) Hewlett-Packard Enterprise Services; v) International Business Machines; vi) Fujitsu Limited; vii) Computer Science Corporation; vii) Accenture plc; vii) Raytheon Company; and ix) Unisys Corporation.

iii)
Fully integrated solutions vendors – This category of suppliers includes companies that are fully integrated providers of biometric systems.  Such companies combine their in-house hardware and software technologies with their systems integration services to deliver customized biometrics systems to their end-user customers. While these vendors may purchase some components from third parties, we believe such component purchases represent a minor portion of the total systems they deliver.

We believe there are three primary fully integrated solutions vendors.  They are: i) MorphoTrak and MorphoTrust, divisions of the Safran Group Company (“Safran Morpho”); ii) 3M Cogent Inc. (“3M/Cogent”); and iii) NEC Corporation.  We believe that these companies supply a large percentage of the government market.

Commercial market

Commercial users have adopted biometric solutions to solve identity management problems involving the protection of sensitive information, the monitoring of access to secure areas, and the protection of personal information from identity theft. Therefore, principal commercial applications include; i) access control for mobile devices, computers, and computer networks, ii) physical access control to buildings, and iii) pre-employment background checks.  The commercial market also encompasses specific solutions for certain industries, such as financial services, retail, gaming, healthcare, and educational testing.

Today, we believe a large portion of the commercial market involves authentication for access control. In this application, biometrics software is typically mated to cards, tokens, reader modules, scanners, smart phones, door locks, and cabinets, such as drug cabinets. The requirements for biometrics matching in these applications are not as robust as in the government market.  Many of these applications employ 1-to-1 image matching or 1-to-few image matching. Accordingly, the biometrics technology content in commercial products is generally not as high as in government biometrics systems.

Examples of hardware and software vendors that provide products for the commercial biometrics market in addition to Aware include:

●	Hardware, scanner, and integrated solutions companies, such as: i) DigitalPersona, Inc.; ii) Bioscrypt, Inc., a division of Safran Morpho; iii) Suprema, Inc.; iv) 3M/Cogent; and v) Eyelock, Inc.

●	Software platform companies, such as: i) M2Sys; ii) BIO-key International, Inc.; iii) Imprivata, Inc; and iv) Facebanx, a subsidiary of OhHi, Ltd.

●
Access control companies, such as: i) Honeywell International, Inc.;  ii) HID Global Corporation;  iii) Tyco International Ltd.;  iv) Lenel Systems International Inc.;  v) Stanley Security Limited; vi) IrisGuard, Inc.; and vii) Aurora Biometrics, Inc.; and

●	Smart phone companies, such as Apple, Inc. through its acquisition of AuthenTec, Inc.

Products and Services

Software products

We supply a broad range of biometrics software products for fingerprint, facial, and iris modalities.  Our products capture, verify, format, compress and decompress biometric images as well as aggregate, analyze, process and transport those images within biometric systems. We also sell software maintenance contracts along with our software products.  Software maintenance allows customers to receive: i) technical support; and ii) software updates, if and when they are available.

We have four categories of biometrics software products that range from discrete software blocks that customers can use to develop their own solutions to more complete applications that customers can use to reduce or eliminate their development times. Once customers sell systems that make use of these software products, they pay us software license fees based on the number of systems they use.

The four categories of our biometrics software products are described below:

i)
Software Development Kits.  Software development kits or (“SDKs”) consist of multiple software libraries, sample applications that show customers how to use the libraries, and documentation.  Customers use our SDKs to design their own applications using our libraries. We consider these products to be commercial off-the-shelf (“COTS”) products because they are ready-made products not customized by us for any particular customer.  Our SDK products and the functions they perform are:

●	Products for hardware abstraction, autocapture, and quality assurance:
a)	FastCapture with LiveScan API;
b)	PreFaceTM with Camera API;
c)	IrisCheckTM with IrisCam API;
d)	SequenceCheckTM; and
e)	Quality CheckTM.
●	Products for biometric data formatting, validation and reading according to ANSI/NIST, ISO/IEC, INCITS, ICAO, FIPS 201, and other U.S. and international standards:
a)	NISTPack;
b)	ICAOPack;
c)	PIVPackTM; and
d)	M1Pack.
●	Products for compression and decompression of fingerprint, facial, and iris images:
a)	Aware WSQ; and
b)	Aware JPEG2000.
●	Products for biometric authentication:
a)	AwareXMTM
●	Products for scanning and printing of fingerprint cards:
a)	AccuScanTM; and
b)	AccuPrintTM.
●	Products for mobile devices:
a)	NISTPack Mobile
b)	ICAOPack Mobile
c)	PIVPackTM Mobile; and
d)	AwareXMTM Mobile.
●	Bundles of products for specific applications:
a)	CaptureSuiteTM - for capture of either live scan or card scan fingerprint images;
b)	PIVSuiteTM – for registration, identity proofing, and ID card personalization, issuance, and reading; and
c)	ICAOSuiteTM - for biometric and biographic enrollment, e-passport personalization and reading, and fingerprint verification.

ii)
Software components.  Our software component products each include a user interface and one or more software libraries that perform a discrete set of functions.  Software components allow customers to develop biometric applications more quickly than using our SDKs. Our set of products in this category is called BioComponentsTM. BioComponents comprises modular, independent, self-contained software components that can operate either independently or in concert with each other performing a specific biometric task. Each biometric capture component has its own configurable user interface, and performs all tasks and workflows required for capture, hardware abstraction, and quality assurance.

iii)
Biometric applications.  Our products in this category combine a user interface with multiple Aware software libraries into more complete biometrics applications.  Our application products and the functions they perform are:

●
Universal Registration Client (“URC”)TM. URC is a configurable Windows-based application that performs a variety of biometric data capture, analysis, matching, formatting, and hardware abstraction functions.

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

In addition to our biometrics software products, we also sell products used in applications involving medical and advanced imaging. Our principal imaging product is Aware JPEG 2000.  Our JPEG 2000 image compression software may be used for a variety of applications where compression and decompression of still imagery is required.

Services

We offer engineering services to our customers.  The service projects for which we are engaged generally fall into two principal categories:

i)
Systems integrator services – this category of services includes engineering services we provide to our systems integrator customers for assistance with biometrics systems they are developing for their customers. Such services may include software customization, integration, installation, or engineering problem solving.

ii)
Direct government services  -  this category of services arises when government customers contract directly with us for services products involving the development of complete biometrics systems, software development, and engineering problem solving.

Hardware products

From 2008 until early 2013, we developed a biometrics software system for a U.S. government customer under a Small Business Innovation Research (“SBIR”) contract.  When the software development service project ended in February 2013, we entered into a separate contract to supply hardware products incorporating the developed software as an accommodation to this customer. Hardware products sold to this customer integrate hardware purchased from third parties with software from other third parties as well as software from Aware. We commenced shipments of equipment under this contract in May 2013.  While other customers could theoretically purchase the hardware products developed for this customer, we believe that it is unlikely that they will do so, because of the highly customized nature of the products.

Sales and Marketing

As of December 31, 2013, we had a total of 10 employees in our sales and marketing organization. In addition to our employee sales staff, we also engage third party sales agents to represent our products in various foreign countries.

We sell our products and services through three principal channels of distribution:

i)	Systems integrator channel – we sell to systems integrators that incorporate our software products into biometrics systems that are delivered primarily to government end users.

ii)	OEM channel – we sell to hardware and software solution providers that incorporate our software products into their products.

iii)	Direct channel – we also sell directly to government, and, to a lesser degree, to commercial customers.

Revenue from the U.S. Navy represented 21%, 5%, and 10% of total revenue during 2013, 2012, and 2011, respectively. No other customer represented 10% or more of total revenue in any of those years.  All of our revenue in 2013, 2012, and 2011 was derived from unaffiliated customers.

Competition

The markets for our products and services are competitive and uncertain.  We compete against: i) other companies that provide biometric software solutions; and ii) fully diversified companies that provide biometric software solutions and also act as systems integrators. We can give no assurance that: i) our products and services will succeed in the market; ii) that we will be able to compete effectively; or iii) that competitive pressures will not seriously harm our business.

Many of our competitors are larger than us and have significantly greater financial, technological, marketing and personnel resources than we do.  At the other end of the competitive spectrum, we have seen increasing competition from smaller biometrics companies in foreign countries. These smaller foreign competitors have demonstrated a willingness to sell their biometrics software products at low prices.

We can give no assurance that our customers will continue to purchase products from us or that we will be able to compete effectively in obtaining new customers to maintain or grow our business.

Aware’s Strategy

Our strategy is to capitalize on our strong brand and reputation to sell biometrics software products and services into government and commercial markets.  We intend to offer a broad portfolio of high quality products that are coupled with expert technical support and services.  We expect to continue to employ a three-pronged distribution strategy using systems integrators, OEMs, and direct sales.

Our strategy for growing our biometrics business may include one or more of the following elements:

i)
Product line expansion – We intend to introduce new products that will allow us to sell more software into biometrics systems and projects.  Our preference is to develop new products internally by adding resources to our existing engineering staff.  To the extent we are unable to develop critical new technologies internally, we may purchase or license such technologies from third parties. Alternatively, we may also acquire biometrics companies provided we believe the acquisition cost is reasonable relative to the estimated future revenue and profits the acquired company may produce.

ii)
Geographic expansion – We believe that there are growth opportunities for biometrics projects outside of the United States. We intend to pursue foreign markets through additions to our sales staff, as well as through the use of third party sales agents.

iii)
Grow services revenue – We believe that services represent a significant portion of the total biometrics market. We further believe we can grow our services revenue by offering customers high quality engineering services that are delivered responsively at attractive prices. Our services business may benefit from past successes on services projects with other customers.

iv)
Commercial market expansion – Historically our revenue has been primarily derived from government biometrics markets.  Given the nature of the product solutions required in that market, we have been able to forge a profitable business model.  It has been less obvious to us how we replicate that profitable model in commercial markets. As commercial markets grow and product solutions become more complex, we intend to identify opportunities where we can participate profitability.

As we attempt to grow our biometrics business, we may make investments in growth initiatives, such as those described above, that may cause our profitability to decline in the near term.

Our strategy does not include growing biometrics hardware revenue.  Hardware sales in 2013 financial results are there as an accommodation to an important customer.  While we expect that we will have more hardware sales in 2014, our strategy does not include deliberately trying to grow such sales.

Backlog

We generally deliver customer orders as we receive them, and, therefore, have no meaningful backlog of customer orders. We had an atypical backlog situation at the end of 2013 with two direct government customers. As of December 31, 2013, total backlog with these customers was $5.0 million, including $2.7 of hardware sales and $2.3 of services.  This backlog is scheduled for delivery during 2014.  We are unable to predict whether we will have any significant backlog in future periods.

Research and Development

Our research and development activities are focused on enhancing our existing products and developing new products.  Our engineering organization is based in Bedford, Massachusetts.  As of December 31, 2013, we had an engineering staff of 37 employees, representing 64% of our total employee staff.

During the years ended December 31, 2013, 2012, and 2011, research and development expenses totaled $4.1 million, $3.5 million, and $3.2 million, respectively.  We expect that we will continue to invest substantial funds in research and development activities.

Patents and Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights.  We have an active program to protect our proprietary technology through the filing of patents.  As of December 31, 2013, we had approximately 124 U.S. and foreign patents, and approximately 79 pending patent applications pertaining to biometrics imaging, medical imaging compression as well as DSL service assurance.

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

Manufacturing & Systems Integration

We do not design or manufacture hardware products, however we provide systems integration services for one U.S. government customer.  Our systems integration activities include: i) procuring hardware and software components from third party suppliers; ii) installing Aware and third party software on the purchased hardware; and iii) testing products for quality assurance prior to shipment.

We rely on single source suppliers for certain critical hardware and software components. Our dependence on single source suppliers involves several risks, including limited control over availability, quality, and delivery schedules. Any delays in delivery or shortages of such components could cause delays in the shipment of our products, which could harm our business.

Employees

At December 31, 2013, we employed 58 people, including 37 in engineering, 10 in sales and marketing, and 11 in finance and administration.  Of these employees, 56 were based in Massachusetts.  None of our employees are represented by a labor union.  We consider our employee relations to be good.

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

Discontinuation of DSL Operations

From the early 1990s until 2013, we operated up to three product lines within the Digital Subscriber Line (“DSL”) industry. Those product lines included: i) DSL silicon intellectual property that we licensed to semiconductor companies; ii) DSL service assurance hardware products that we sold to DSL test equipment companies; and iii) DSL service assurance software products that we licensed to telephone companies and DSL test equipment companies.

As of the end of 2013, we no longer operated any of these DSL product lines. The following summary describes our exit from the DSL business.

Year ended December 31, 2013.  In August 2013, our Board of Directors approved the shutdown of our DSL service assurance software product line.  We completed the shutdown in 2013, and results for this product line were reported in discontinued operations in our consolidated statements of income and comprehensive income for the three years ended December 31, 2013.  This product line was previously a component of our DSL Service Assurance Segment.

Year ended December 31, 2012.  In January 2012, our Board of Directors approved the shutdown of our DSL service assurance hardware product line. We completed the shutdown in 2012, and results for this product line were reported in discontinued operations in our consolidated statements of income and comprehensive income for the three years ended December 31, 2013. This product line was previously a component of our DSL Service Assurance Segment.

Year ended December 31, 2009. In November 2009, we sold our DSL semiconductor intellectual property business to one of our customers.  The results from the last year of its operations and a gain on the sale of the business were reported in our financial results for 2009.

Notwithstanding the sale of the DSL semiconductor business, we continue to receive royalties from two customers that use our intellectual property in their DSL chipsets.  The receipt of DSL royalties is the last remnant of our involvement in the DSL business, and represents a passive business activity as we have no employees or operations dedicated to the generation and/or continuation of that revenue.  We simply receive royalty payments from these customers.  DSL royalties are reported on a separate line of our consolidated statements of income and comprehensive income called “Royalties.”  Royalties declined significantly in 2013 and represented slightly less than 5% of total revenue. We expect royalties to continue to decline in future periods.

Segment Information; Financial Information About Geographic Areas

After the shutdown of our DSL Service Assurance Segment in 2013, we organize ourselves into a single segment that reports to the chief operating decision makers. A summary of our revenue by geographic area is set forth in Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at www.aware.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the SEC). The SEC also maintains a website, www.sec.gov, that contains reports and other information regarding issuers that file electronically with the SEC.  Such reports, proxy statements, and other information may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC, 20549 or by calling the SEC at 1-800-SEC-0330.

Copies of our (i) Corporate Governance Principles, (ii) charters for the Audit Committee, Compensation Committee, and Nominating Committee, and (iii) Code of Ethics are available in the Investor Relations section of our website at www.aware.com.

ITEM 1A.  RISK FACTORS

Our operating results may fluctuate significantly from period-to-period and are difficult to predict.

Individual orders can represent a meaningful percentage of our revenues and net income in any single quarter and the timing of the receipt of those orders is difficult to predict. The failure to close an order or the deferral or cancellation of an order can result in revenue and net income shortfalls for that quarter. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect financial results for that quarter.

Our financial results may be negatively affected by a number of factors, including the following:

●	the lack or reduction of government funding and the political, budgetary and purchasing constraints of government customers who purchase products and services directly or indirectly from us;
●	the terms of customer contracts that affect the timing of revenue recognition;
●	the size and timing of our receipt of customer orders;
●	significant fluctuations in demand for our products and services;
●	the loss of a key customer or one of its key customers;
●	new competitors, or the introduction of enhanced solutions from new or existing competitors;
●	competitive pressures on selling prices;
●	cancellations, delays or contract amendments by government customers;
●	higher than expected costs, asset write-offs, and other one-time financial charges; and
●	general economic trends and other factors

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful.  You should not rely on our quarterly revenue and operating results to predict our future performance.

We derive a significant portion of our revenue directly or indirectly from government customers, and our business may be adversely affected by changes in the contracting or fiscal policies of those governmental entities.

We derive a significant portion of our revenue directly or indirectly from federal, international, state and local governments. We believe that the success and growth of our business will continue to depend on government customers purchasing our products and services either directly through us or indirectly through our channel partners. Changes in government contracting policies or government budgetary constraints may adversely affect our financial performance. Among the factors that could adversely affect our business are:

●	changes in fiscal policies or decreases in available government funding,
●	changes in government funding priorities;
●	changes in government programs or applicable requirements;
●	the adoption of new laws or regulations or changes to existing laws or regulations;
●	changes in political or social attitudes with respect to security and defense issues;
●	changes in audit policies and procedures of government entities;
●	potential delays or changes in the government appropriations process; and
●	delays in the payment of our invoices by government payment offices.

These and other factors could cause government customers or our channel partners to reduce purchases of products and services from us which would have a material adverse effect on our business, financial condition and operating results.

We derive a significant portion of our revenue from third party channel partners.

Our future results depend upon the continued successful distribution of our products through a channel of systems integrators and OEM partners. Systems integrators, including value added resellers, use our software products as a component of the biometrics systems they deliver to their customers. OEMs embed our software products in their technology devices or software products. These channel partners typically sell their products and services to government customers.

Our failure to effectively manage our relationships with these third parties could impair the success of our sales, marketing and support activities. Moreover, the activities of these third parties are not within our direct control. The occurrence of any of the following events could have a material adverse effect on our business, financial condition and operating results:

●	a reduction in sales efforts by our partners;
●	the failure of our partners to win government awards in which our products are used;
●	a reduction in technical capabilities or financial viability of our partners;
●	a misalignment of interest between us and them;
●	the termination of our relationship with a major systems integrator or OEM; or
●	any adverse effect on a partner’s business related to competition, pricing and other factors.

If the biometrics market does not experience significant growth or if our products do not achieve broad acceptance both domestically and internationally, we may not be able to grow our business.

Our revenues are derived primarily from sales of biometrics products and services. We cannot accurately predict the future growth rate or the size of the biometrics market. The expansion of the biometrics market and the market for our biometrics products and services depend on a number of factors, such as:

●	the cost, performance and reliability of our products and services and the products and services offered by our competitors;
●
the continued growth in demand for biometrics solutions within the government and law enforcement markets as well as the development and growth of demand for biometric solutions in markets outside of government and law enforcement;

●	customers’ perceptions regarding the benefits of biometrics solutions;
●	public perceptions regarding the intrusiveness of these solutions and the manner in which organizations use the biometric information collected;
●	public perceptions regarding the confidentiality of private information;
●	proposed or enacted legislation related to privacy of information;
●	customers’ satisfaction with biometrics solutions; and
●	marketing efforts and publicity regarding biometrics solutions.

Even if biometrics solutions gain wide market acceptance, our solutions may not adequately address market requirements and may not continue to gain market acceptance. If biometrics solutions generally or our solutions specifically do not gain wide market acceptance, we may not be able to achieve our anticipated level of growth and our revenues and results of operations would be adversely affected.

We face intense competition from other biometrics solutions providers.

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications that currently compete with or will compete directly with our offerings.  We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase.  Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

●
Diversified technology providers that offer integrated biometrics solutions to governments, law enforcement agencies and other organizations.  This group of competitors includes companies such as Safran Morpho, a division of the Safran Group Company; 3M Cogent, and NEC Corporation.

13

●
Component providers that offer biometrics software and hardware components for fingerprint, facial, and iris biometric identification.  This group of competitors includes companies such as Cognitec Systems GmbH; Neurotechnology; Iritech, Inc.; Iris ID Systems, Inc.; Innovatrics s.r.o.; WCC Group B.V.; Daon, Inc.; and M2Sys Technology (“M2Sys”).

We expect competition to intensify in the near term in the biometrics market. Many current and potential competitors have substantially greater financial, marketing, and research resources than we have.  Moreover, low cost foreign competitors from third world and other countries have demonstrated a willingness to sell their products at significantly reduced prices. To compete effectively in this environment, we must continually develop and market new and enhanced solutions and technologies at competitive prices and must have the resources available to invest in significant research and development activities. Our failure to compete successfully could cause our revenues and market share to decline.

The biometrics industry is characterized by rapid technological change and evolving industry standards, which could render our existing products obsolete.

Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to our existing products in order to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometrics industry require assessments to be made of the future direction of technology, which is inherently difficult to predict. Delays in introducing new products and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause customers to forego purchases of our products and purchase our competitors’ products. We may not have adequate resources available to us or may not adequately keep pace with appropriate requirements in order to effectively compete in the marketplace.

Our software products may have errors, defects or bugs, which could result in delayed or lost revenue, expensive correction, liability to our customers, and claims against us.

Complex software products such as ours may contain errors, defects or bugs. Defects in the products that we develop and sell to our customers could require expensive corrections and result in delayed or lost revenue, adverse customer reaction and negative publicity about us or our products and services. Customers who are not satisfied with any of our products may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm our reputation, financial results and competitive position.

Our business may be adversely affected by our use of open source software.

The software industry is making increasing use of open source software in the development of products. We also license and integrate certain open source software components from third parties into our software. Open source software license agreements may require that the software code in these components or the software into which they are integrated be freely accessible under open source terms. Many features we may wish to add to our products in the future may be available as open source software and our development team may wish to make use of this software to reduce development costs and speed up the development process. While we carefully monitor the use of all open source software and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur.  If we were required to make our software freely available, our business could be seriously harmed.

Our intellectual property is subject to limited protection.

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success.  We regard our technology as proprietary.  We rely on a combination of patent, trade secret, copyright, and trademark law as well as confidentiality agreements to protect our proprietary technology, and cannot assure you that we will be able to enforce the patents we own against third parties. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business would thus be harmed.

In the future, we may be involved in legal action to enforce our intellectual property rights relating to our patents, copyrights or trade secrets.  Any such litigation could be costly and time-consuming for us, even if we were to prevail.  Moreover, even if we are successful in protecting our proprietary information, our competitors may independently develop technologies substantially equivalent or superior to our technology.  Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology.  The misappropriation of our technology or the development of competitive technology could seriously harm our business.

We may be sued by third parties for alleged infringement of their proprietary rights.

Our technology and products may infringe the intellectual property rights of others.  A large and increasing number of participants in the technology industry, including companies known as non-practicing entities, have applied for or obtained patents. Some of these patent holders have demonstrated a readiness to commence litigation based on allegations of patent infringement.  Third parties have asserted against us in the past and may assert against us in the future patent, copyright and other intellectual property rights to technologies that are important to our business.

Intellectual property rights can be uncertain and involve complex legal and factual questions.  Moreover, intellectual property claims, with or without merit, can be time-consuming and expensive to litigate or settle, and could divert management attention away from the execution of our business plan.  If we were found to have infringed the proprietary rights of others, we could be subject to substantial damages or an injunction preventing us from conducting our business.

If we are unable to attract and retain key personnel, our business could be harmed.

If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our employment relationships are at-will and we have had key employees leave in the past. We cannot assure you that one or more key employees will not leave in the future. We intend to continue to hire additional highly qualified personnel, including software engineers and sales personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

We rely on single sources of supply for certain components used in our hardware products.

We commenced sales of biometrics hardware products to a U.S. government customer in 2013. Hardware products sold to this customer integrate hardware and software purchased from third parties. We rely on single source suppliers for certain critical hardware and software components. Our dependence on single source suppliers involves several risks, including limited control over availability, quality, and delivery schedules. Any delays in delivery or shortages of such components could cause delays in the shipment of our products, which could harm our business.

Our business may be affected by government regulations.

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

Adverse economic conditions could harm our business.

Unfavorable changes in economic conditions, including recessions, inflation, turmoil in financial markets, or other changes in economic conditions, could harm our business, results of operations, and financial conditions as a result of:

●	reduced demand for our products;
●	increased risk of order cancellations or delays;
●	increased pressure on the prices for our products;
●	greater difficulty in collecting accounts receivable; and
●	risks to our liquidity, including the possibility that we might not have access to our cash when needed.

We are unable to predict the timing, duration, and severity of any such adverse economic conditions in the U.S. and other countries, but the longer the duration, the greater the risks we face in operating our business.

We may make acquisitions of companies.

We may make acquisitions of companies that offer complementary products, services and technologies. Any acquisitions we may complete involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows. The consideration we pay for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

Royalties will likely decline in future periods.

Prior to November 2009, we were a supplier of DSL silicon intellectual property to the semiconductor industry. We continue to receive royalties from two principal customers that use our DSL silicon IP in their DSL chipsets. It is difficult for us to make accurate forecasts of DSL chipset royalty revenue because such revenue depends on factors that are beyond our control. Royalty revenue from both of our licensees declined significantly in 2013. We believe it is likely that royalties will continue to decline in future periods.

The market price of our common stock has been and may continue to be subject to wide fluctuations, and this may make it difficult for shareholders to resell the common stock when they want or at prices they find attractive.

The market price of our common stock, like that of other technology companies, is volatile and is subject to wide fluctuations in response to a variety of factors, including:

●	quarterly variations in operating results;
●	announcements of technological innovations or new products by us or our competitors,
●	changes in customer relationships, such as the loss of a key customer;
●	recruitment or departure of key personnel;
●	corporate actions we may initiate, such as acquisitions, stock sales or repurchases, dividend declarations, or corporate reorganizations; and
●	other events or factors.

Our stock price may also be affected by broader market trends unrelated to our performance. As a result, purchasers of our common stock may be unable at any given time to sell their shares at or above the price they paid for them. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources.

If we are unable to maintain effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decline in the price of our common stock.

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

Moreover, accounting standards have been subject to rapid change and evolving interpretations by accounting standards setting organizations over the past few years.  The implementation of new accounting standards requires us to interpret and apply them appropriately.  If our current interpretations or applications are later found to be incorrect, we may have to restate our financial statements and the price of our stock could decline.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE.  The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated from January 1, 2012 to December 31, 2013.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
High	$6.25	$5.65	$5.64	$6.14
Low	4.58	4.50	4.80	5.06

2012
High	$4.68	$7.50	$6.88	$6.90
Low	2.30	3.34	5.31	5.05

As of February 6, 2014, we had approximately 108 shareholders of record.  This number does not include shareholders from whom shares were held in a “nominee” or “street” name.  We paid no dividends in 2011 and 2013.  In 2012, we paid a special cash dividend of $1.15 per share on May 25, 2012 and another special cash dividend of $1.80 per share on December 17, 2012. We anticipate that we will continue to reinvest any earnings to finance future operations although we may also pay additional special cash dividends if our board of directors deems it appropriate.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2013.

Stock Performance Graph

The following stock performance graph compares the performance of Aware’s cumulative stockholder return with that of a broad market index, the Nasdaq Composite Index, and a published industry index, the RDG Technology Composite Index.  The cumulative stockholder returns for shares of Aware’s common stock and for the market and industry indices are calculated assuming $100 was invested on December 31, 2008. Aware paid no cash dividends in  2009, 2010, 2011, and 2013.  In 2012, we paid special cash dividends of $2.95 per share. The performance of the market and industry indices is shown on a total return, or dividend reinvested, basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aware, Inc., the NASDAQ Composite Index, and the RDG Technology Composite Index

 *$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Value of Investment ($)
	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Aware, Inc.	$100.00	$149.73	$151.87	$160.43	$467.26	$520.97
Nasdaq Composite Index	100.00	144.88	170.58	171.30	199.99	283.39
RDG Technology Composite	100.00	160.94	181.64	181.83	208.18	274.77

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 are derived from the consolidated financial  statements included elsewhere in this Form 10-K. The data for fiscal years ended December 31, 2010 and 2009 are derived from previously filed consolidated financial statements after giving effect to discontinued operations. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our historical consolidated financial statements, and the related notes to the consolidated financial statements, which can be found in Item 7 and Item 8.

Year ended December 31,	2013	2012	2011	2010	2009
	(in thousands, except per share data)

Statements of Comprehensive Income Data
Revenue	$19,357	$17,304	$16,199	$12,975	$15,856
Operating income (loss) before patent related income	4,538	5,043	3,500	(360)	(3,834)
Gain on sale of patent assets	-	86,394	-	-	-
Gain on sale of assets	-	-	-	-	6,230
Income from continuing operations, net of income taxes	3,752	72,383	3,581	154	2,629
Income (loss) from discontinued operations, net of income taxes	(1,156)	(76)	(1,014)	26	(1,647)
Net income	2,596	72,307	2,567	180	982
Net income per share – basic	$0.12	$3.32	$0.12	$0.01	$0.05
Net income per share – diluted	$0.11	$3.28	$0.12	$0.01	$0.05

Balance Sheet Data
Cash and cash equivalents	$72,660	$71,074	$46,577	$39,949	$39,669
Working capital	75,760	73,358	48,069	43,818	42,209
Total assets	89,329	85,854	57,851	53,400	51,454
Total liabilities	4,179	3,958	3,276	3,517	3,094
Total stockholders’ equity	85,150	81,896	54,575	49,883	48,360

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of income and comprehensive income stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2013	2012	2011
Software licenses	43%	55%	48%
Software maintenance	20	18	16
Services	16	15	23
Hardware sales	16	-	-
Royalties	5	12	13
Total revenue	100	100	100

Costs and expenses:
Cost of hardware sales	12	-	-
Cost of services	8	9	9
Research and development	21	20	20
Selling and marketing	18	20	18
General and administrative	18	22	31
Total costs and expenses	77	71	78

Operating income before patent related income	23	29	22
Gain on sale of patent assets	-	499	-
Income from patent arrangement	4	7	-
Operating income after patent related income	27	535	22
Other income	-	-	-
Interest income	2	1	-
Income from continuing operations before income taxes	29	536	22
Provision for income taxes	10	118	-
Income from continuing operations	19	418	22
Loss from discontinued operations, net of income taxes	(6)	-	(6)
Net income	13%	418%	16%

Summary of Operations

Continuing Operations.

We are primarily engaged in the development and sale of biometrics products and services.  Our biometrics products are incorporated into biometrics systems that are used for law enforcement, border control, national defense, secure credentialing, access control and background checks. We sell our software and services to systems integrators and OEMs, as well as directly to government customers.  We also derive a minor portion of our revenue from the sale of imaging software to OEMs that incorporate it into medical imaging products.

Income from continuing operations in 2012 includes gains from the sale of patent assets of $86.4 million. There were no similar gains in 2011 or 2013.

Discontinued Operations.

We shut down our DSL service assurance hardware product line in 2012 and our DSL service assurance software product line in 2013. Both of these product lines were previously components of our DSL Service Assurance Segment. The results of the DSL Service Assurance Segment have been reported as discontinued operations as we no longer have any significant continuing involvement with, or cash flows from, this segment.

Summary of Financial Results

Net income (loss) from continuing and discontinued operations for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Income from continuing operations	$3,752	$72,383	$3,581
Loss from discontinued operations, net of income taxes	(1,156)	(76)	(1,014)
Net income	$2,596	$72,307	$2,567

Income from continuing operations - 2013 compared to 2012
Income from continuing operations decreased from $72.4 million in 2012 to $3.8 million in 2013. The decrease was primarily due to gains on the sale of patent assets in 2012, which did not recur in 2013.   Operating income before patent related income provides a more meaningful measure of on-going operating results. On that basis, operating income decreased by $0.5 million from $5.0 million in 2012 to $4.5 million in 2013. The $0.5 million decrease was primarily due to lower royalty revenue that was partially offset by lower expenses related to two employees who were involved with patent monetization and who left the company in 2012.

Income from continuing operations - 2012 compared to 2011.
Income from continuing operations increased from $3.6 million in 2011 to $72.4 million in 2012. The increase was primarily due to the sale of patents in 2012.  Operating income before patent related income provides a more meaningful measure of on-going operating results. On that basis, operating income increased by $1.5 million from $3.5 million in 2011 to $5.0 million in 2012. The $1.5 million increase was primarily due to a combination of increased revenue and profitability in our biometrics business and lower general and administrative expenses.

Software Licenses

Software licenses consist of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to government customers or indirectly through channel partners.

Software license revenue decreased 13% from $9.5 million in 2012 to $8.2 million in 2013. As a percentage of total revenue, software license revenue decreased from 55% in 2012 to 43% in 2013.  The dollar decrease in software license revenue was primarily due to lower sales to systems integrator and OEM customers.  Software license sales to direct government customers were approximately the same in both years. We believe that lower software demand from channel partners in 2013 was primarily attributable to two factors: i) our partners won fewer new systems projects proposals involving our software in 2013; and ii) some larger projects that commenced in 2011 and 2012 wound down during 2013.

Software license revenue increased 22% from $7.8 million in 2011 to $9.5 million in 2012. As a percentage of total revenue, software license revenue increased from 48% in 2011 to 55% in 2012.  The dollar increase in software license revenue was primarily due to the following factors: i) license purchases by legacy and new systems integrator customers for large projects in which they were engaged; ii) a large direct sale to a U.S. government agency; iii) the addition of new sales representatives; and iv) the expanded use of non-employee sales agents outside the United States.

Software Maintenance

Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 27% from $3.0 million in 2012 to $3.9 million in 2013. As a percentage of total revenue, software maintenance revenue increased from 18% in 2012 to 20% in 2013.

Software maintenance revenue increased 17% from $2.6 million in 2011 to $3.0 million in 2012. As a percentage of total revenue, software maintenance revenue increased from 16% in 2011 to 18% in 2012.

The dollar increase in software maintenance revenue in 2012 and 2013 was primarily due to a growing base of customers who use our software and who also purchase maintenance contracts on that software.  A majority of our customers purchase software maintenance contracts when they initially purchase software licenses.  Since our software is used in active biometrics systems, most of our customers continue to renew their maintenance contracts in subsequent years while systems remain operational. The increases in software maintenance revenue in 2012 and 2013 were primarily due to software license sales in 2011, 2012 and 2013 which drove the initial purchase of maintenance and the subsequent renewal of those contracts.

Services

Services consist of fees we charge to perform software development, integration, installation, and customization services. Similar to software license revenue, services revenue depends on our ability to win biometrics systems projects either directly with government customers or in conjunction with channel partners.  Services revenue will fluctuate when we commence new projects and/or when we complete projects that were started in previous periods.

Services increased 22% from $2.6 million in 2012 to $3.1 million in 2013.  As a percentage of total revenue, services increased from 15% in 2012 to 16% in 2013.  The dollar increase in services revenue was primarily due to a significant project with a new U.S. government customer that commenced in 2013. As of December 31, 2013, we had $2.2 million of services revenue in backlog with this customer, which we expect to deliver in 2014.  Services revenue derived from all other government customers and channel partners in 2012 and 2013 was approximately the same in both years.

Services decreased 30% from $3.7 million in 2011 to $2.6 million in 2012.  As a percentage of total revenue, services decreased from 23% in 2011 to 15% in 2012.  The dollar decrease in services revenue was primarily due to lower services revenue from two larger customers. One customer project ended in late 2011 and produced little revenue in 2012 after a significant amount of revenue in 2011. The other customer project wound down over the course of 2012 and resulted in significantly less revenue in 2012 compared to 2011 when the project was most active. Services revenue derived from all other customers in 2011 and 2012 was approximately the same in both years.

Hardware sales

Hardware sales consist of sales of biometrics equipment to a single U.S. government customer.  Over the past five years, we developed biometrics software for this customer under a Small Business Innovation Research (“SBIR”) contract.  When the software development phase ended in February 2013, we entered into a separate contract to supply hardware products incorporating the developed software. Hardware products sold to this customer integrate hardware purchased from third parties with software from other third parties as well as software from Aware. We evaluated the classification of gross versus net revenue recognition and determined gross recognition was appropriate.  We commenced shipments of equipment under this contract in May 2013.

Hardware sales increased from $0 in 2012 to $3.2 million in 2013.  As a percentage of total revenue, hardware sales increased from 0% in 2012 to 16% in 2013.  The dollar increase in hardware sales was due to the commencement of shipments in 2013.

There were no hardware sales in 2012 and 2011.

We are unable to predict future hardware sales with any degree of certainty because: i) our contract with the government provides pricing, but does not obligate the government to purchase any products until it provides us with purchase orders; and ii) we have minimal historical experience with which to make revenue projections. Notwithstanding the foregoing, we received an order in September 2013 for $4.7 million of hardware products.  We shipped $2.1 million of this order in the fourth quarter of 2013, and we intend to ship the remaining $2.6 million in the first quarter of 2014.

Royalties

Royalties consist of royalty payments we receive under DSL silicon contracts with two customers that incorporate our silicon intellectual property (“IP”) in their DSL chipsets.  We sold our DSL IP business in 2009, but we continue to receive royalty payments from these customers.

Royalties decreased 58% from $2.2 million in 2012 to $0.9 million in 2013. As a percentage of total revenue, royalties decreased from 12% in 2012 to 5% in 2013.  The dollar decrease in royalties was primarily due to lower DSL royalties from both of our licensees. One of our licensees achieved chipset sales that exceeded certain sales thresholds in our contractual arrangement in late 2012. The achievement of those sales thresholds triggered reductions in the royalty rate it is required to pay on certain products and eliminated them altogether on other products.  Our other licensee also reported lower royalties to us in 2013.

Royalties were essentially unchanged at approximately $2.2 million in 2011 and 2012.  As a percentage of total revenue, royalties decreased from 13% in 2011 to 12% in 2012.  Unchanged royalty revenue reflects higher DSL royalties from one customer that were offset by lower DSL royalties from the other.

We believe it is likely that royalties will continue to decline in future quarters.

Cost of Hardware Sales

Cost of hardware sales consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales increased from $0 in 2012 to $2.4 million in 2013. Cost of hardware sales as a percentage of hardware sales were 74% in 2013, which means that gross margins on hardware sales were 26%. The dollar increase in cost of hardware sales was due to the commencement of hardware shipments in 2013.

There were no hardware sales in 2012 and 2011, therefore there was no cost of hardware sales in those years.

Cost of Services

Cost of services consists of engineering costs to perform customer services projects.  Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services was unchanged at $1.5 million in 2012 and 2013. As a percentage of services revenue, cost of services decreased from 60% in 2012 to 48% in 2013, which resulted in gross margins on service revenue increasing from 40% to 52%.

Cost of services was unchanged at $1.5 million in 2011 and 2012.  As a percentage of services revenue, cost of services increased from 41% in 2011 to 60% in 2012, which resulted in gross margins on service revenue decreasing from 59% to 40%.

Gross services margins of 52%, 40%, and 59% in 2013, 2012 and 2011, respectively, were a function of: i) the nature of the projects; ii) the level of engineering difficulty and labor hours required to complete project tasks; and iii) how much we were able to charge.  Gross margins in these years reflect the profitability mix of customer projects. We expect that gross margins on services will continue to fluctuate in future periods based on the nature, complexity, and pricing of future projects.

Research and Development Expense

Research and development expense consists of costs for: i) engineering personnel, including salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors, and iii) other engineering expenses such as supplies, equipment depreciation, dues and memberships and travel.  Engineering costs incurred to develop our technology and products are classified as research and development expense. As described in the cost of services section, engineering costs incurred to provide engineering services for customer projects are classified as cost of services, and are not included in research and development expense.

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Years ended December 31,
	2013	2012	2011
Research and development expense	$4,085	$3,489	$3,203
Cost of services	1,503	1,542	1,518
Total engineering costs	$5,588	$5,031	$4,721

Research and development expense increased 17% from $3.5 million in 2012 to $4.1 million in 2013.  As a percentage of total revenue, research and development expense increased from 20% in 2012 to 21% in 2013.

Research and development expense increased 9% from $3.2 million in 2011 to $3.5 million in 2012.  As a percentage of total revenue, research and development expense was unchanged at 20% in 2011 and 2012.

The dollar increase in research and development expense in 2013 and 2012 was primarily due to headcount growth in our engineering organization.  We hired additional engineers in both years to help us develop new products and enhance our existing products to enable us to participate more fully in future biometrics systems projects.  The dollar increase in research and development spending in these years was partially offset by lower expenses related to a former employee who was involved with the effort to monetize patents who left the company in 2012.

We anticipate that we will continue to focus our future research and development activities on enhancing our existing products and developing new products.

Selling and Marketing Expense

Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense was essentially unchanged at approximately $3.4 million in 2012 and 2013.  As a percentage of total revenue, selling and marketing expense decreased from 20% in 2012 to 18% in 2013.  Unchanged selling and marketing expense reflects two sets of offsetting factors.  Expenses increased due to growth in our sales organization, but those increases were mostly offset by lower expenses related to a former employee who was involved with the effort to monetize patents who left the company in 2012. Expense growth in the sales organization was driven by new sales employees, foreign sales agents, and higher sales commissions.

Selling and marketing expense increased 13% from $3.0 million in 2011 to $3.4 million in 2012.  As a percentage of total revenue, selling and marketing expense increased from 18% in 2011 to 20% in 2012. The dollar increase in selling and marketing expense was primarily due to higher spending on new sales employees, foreign sales agents and sales commissions.
.
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

General and administrative expense decreased 9% from $3.9 million in 2012 to $3.5 million in 2013.  As a percentage of total revenue, general and administrative expense decreased from 22% in 2012 to 18% in 2013.  The dollar decrease in general and administrative expense was primarily due to two sets of offsetting factors.  Expenses decreased due to lower: i) patent prosecution legal fees; ii) audit fees; and iii) general corporate legal fees. Such expense reductions were partially offset by stock-based compensation costs associated with a stock grant to directors and officers in April 2013.

General and administrative expense decreased 23% from $5.0 million in 2011 to $3.9 million in 2012.  As a percentage of total revenue, general and administrative expense decreased from 31% in 2011 to 22% in 2012.  The dollar decrease in general and administrative expense was primarily due to: i) $0.8 million of lower salary, severance, stock-based compensation and consulting expenses related to our former CEO; ii) $0.5 million of lower expenses related to our former Chairman whose expenses were classified as sales and marketing expense commencing in the fourth quarter of 2011 when his title and role changed; and iii) and $0.1 million of lower stock-based compensation expenses for other members of senior management and our administrative staff.  Lower general and administrative expenses related to these three factors were partially offset by: i) $0.2 million of higher third party accounting fees to assist us with the tax accounting on gains on patent asset sales; and ii) $0.1 million of higher other administrative expenses.

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

In 2012 and 2013, we recorded income from this entity of $1.1 million and $0.8 million, respectively.

We are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Other Income

We recorded $85,000 and $23,000 of other income in the years ended December 31, 2012 and 2013, respectively. These amounts represented realized gains from sales or calls of high yield bond investments.

Interest Income

Interest income increased 44%, or $101,000, from $227,000 in 2012 to $328,000 in 2013. The dollar increase was primarily due to interest income from high yield bonds as we held more bonds in 2013 than 2012.

Interest income increased 175%, or $144,000, from $83,000 in 2011 to $227,000 in 2012. The dollar increase was primarily due to: i) interest income from high yield bonds; and ii) higher cash balances as a result of the patent sales in 2012.

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

A discussion of income taxes for the years ended December 31, 2013, 2012, and 2011 follows:

Year ended December 31, 2013

Total income tax expense for the year ended December 31, 2013 was $1.2 million, including $1.9 million that was recorded in continuing operations less a tax benefit of $0.7 million that was recorded in discontinued operations. Income tax expense for 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes.  Tax expense in 2013 also reflects two items related to 2012, including:

●
a tax benefit of $95,000 related to the 2012 research tax credit. This credit was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013; and

●	a tax benefit of $148,000 related to a reduction in the estimate of the 2012 tax expense recorded in our 2012 financial statements.

As of December 31, 2013, we had a total of $1.1 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2013 of $4.9 million and $0.7 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets can be used to reduce taxes, the benefit must be recorded as a reduction to additional paid-in capital. In 2013, we recorded a tax benefit of $128,000 to equity related to the use of these tax credits to reduce our tax liability.

Year ended December 31, 2012

Total income tax expense for the year ended December 31, 2012 was $20.4 million, including $20.5 million that was recorded in continuing operations less a tax benefit of $51,000 that was recorded in discontinued operations. The Company’s actual tax liability for 2012 was $7.8 million as taxes that were currently payable were reduced by a $14.4 million equity adjustment. This equity adjustment is described more fully below.

In 2012, we used a significant portion of our available deferred tax assets to reduce income taxes on pre-tax income. A substantial portion of the deferred tax assets we utilized comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, the portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the year ended December 31, 2012, the tax benefits from such stock-based awards were $14.4 million, which we recorded as an equity adjustment to additional paid-in capital.

Income tax expense in 2012 was also reduced by a $1.8 million reversal of the valuation allowance on our remaining deferred tax assets at December 31, 2012. We reversed the valuation allowance because based on all the available evidence, we believed that it is more likely than not that our deferred tax assets will be realizable.  In reaching this determination, we evaluated: i) our most recent years operating results; ii) our future financial plans; and iii) the nature of the components comprising deferred tax assets at December 31, 2012.

Year ended December 31, 2011

Total income tax expense for the year ended December 31, 2011 was $2,000, all of which was recorded in continuing operations.  Income tax expense in 2011 comprised state excise taxes as we had net operating losses for federal and state income tax purposes.

Loss from discontinued operation, net of income taxes.

Loss from discontinued operations, net of income taxes reflects results from our discontinued DSL Service Assurance Segment. This segment includes results from our DSL hardware and software product lines that we shut down in 2012 and 2013, respectively.  Loss from such discontinued operations was (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenue	$3,216	$5,431	$8,387
Expenses	5,120	5,558	9,401
Loss before income taxes	(1,904)	(127)	(1,014)
Income tax benefit	(748)	(51)	-
Loss from discontinued operations	($1,156)	($76)	($1,014)

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed the company with our cash balances, cash generated from operations, and cash received from the sale of patent assets.  Equity financing has not been a meaningful source of financing for us in recent years. Cash flows from operating, investing and financing activities are described below.

Cash flow from operating activities
In the years ended December 31, 2013 and 2011, our operating activities provided net cash of $2.8 million and $6.8 million, respectively.  In the year ended December 31, 2012, our operating activities used net cash of $15.3 million. A discussion of cash flow from operations for each of the last three years follows:

Year ended December 31, 2013. Cash provided by operations of $2.8 million in 2013 was primarily the result of net income of $2.6 million, which was increased for non-cash items related to depreciation and amortization of $0.5 million and stock-based compensation expense of $0.7 million.  Cash provided from these sources was partially offset by $1.0 million of net cash used to fund working capital items.

Year ended December 31, 2012. Cash used by operating activities of $15.3 million in 2012 was primarily the result of: i) cash provided by on-going operations of $6.7 million; less ii) income tax items on patent sales of $22.0 million.  A discussion of each of these factors follows:

●
Cash provided by on-going operations of $6.7 million was the result of: i) operating income before patent related income of $5.0 million; ii) interest income and other income of $0.3 million; iii) adjustments for non-cash items related to depreciation and stock-based compensation of $0.5 million and $0.3 million, respectively; and iv) changes in working capital components that increased cash by $0.6 million.

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

Cash flow from investing activities
In the years ended December 31, 2013 and 2011, our investing activities used net cash of $1.4 million and $1.1 million, respectively. In the year ended December 31, 2012, our investing activities provided net cash of $85.1 million. A discussion of cash flow from investing activities for each of the last three years follows:

Year ended December 31, 2013. Cash used by investing activities of $1.4 million in 2013 was primarily the result of $0.2 million of capital expenditures, $0.9 million of net investment purchases, and $0.3 million used to purchase other assets.

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

Cash flow from financing activities
In the years ended December 31, 2013 and 2011, our financing activities provided net cash of $122,000 and $0.9 million, respectively. In the year ended December 31, 2012, our financing investing activities used net cash of $45.3 million.  A discussion of cash flow from financing activities for each of the last three years follows:

Year ended December 31, 2013. Cash provided by financing activities of $122,000 in 2013 was primarily the result of $65,000 of proceeds from the issuance of stock under employee stock programs and $128,000 of excess tax benefits from stock-based compensation. Cash provided by these two factors was partially offset by $71,000 used to repurchase stock from employees in connection with stock issuances under a 2013 stock grant.

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

At December 31, 2013, we had cash and cash equivalents of $72.7 million and investments of $2.8 million.  While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.

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

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity.  The following represents our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase orders	$57	$57	$-	$-	$-
Total	$57	$57	$-	$-	$-

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, stock-based compensation, income taxes, and the allowance for doubtful accounts to be critical policies.

Revenue recognition.  We derive revenue from five sources: (i) software licenses; (ii) software maintenance; (iii) services; iv) hardware sales; and (v) royalties.

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

o
When engineering services and software licenses are sold together, the total fee is generally recognized by applying contract accounting.  We have adopted the percentage-of-completion method of contract accounting, and we primarily use an input method (i.e., labor hours) to determine our completion percentage.

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

o
We have a multiple element arrangement with one customer that involves the delivery of hardware, maintenance, and services.  We determined that these elements qualified as separate units of accounting because they have value to the customer on a standalone basis.  Accordingly, we recognize hardware revenue upon delivery and acceptance by the customer, maintenance revenue ratably over the related contract period, and service revenue as services are delivered.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets.  Our deferred tax assets primarily relate to temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2013, we had a total of $1.1 million of deferred tax assets for which we had recorded no valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no recently issued accounting pronouncements applicable to us that we had not adopted as of December 31, 2013.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at December 31, 2013 consisted of two elements:

1.
Cash and cash equivalents. As of December 31, 2013, our cash and cash equivalents of $72.7 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of December 31, 2013, our investments of $2.8 million were invested in high yield bonds with five corporate debt issuers, which mature in 2015 through 2018.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the two to five year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

We do not use derivative financial instruments for speculative or trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Aware, Inc.:

We have audited the accompanying consolidated balance sheets of Aware, Inc. (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the financial statement schedule listed in Item 15a as of December 31, 2013 and 2012. We also have audited Aware Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aware, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule for the years ended December 31, 2013 and 2012, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.  Also in our opinion, Aware, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP
Boston, Massachusetts
February 18, 2014

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Aware, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the results of operations and cash flows of Aware, Inc. and its subsidiary for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended December 31, 2011 listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts

February 21, 2012 except for the effects of discontinued operations discussed in Note 4 to the consolidated financial statements, as to which the date is February 18, 2014.

AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$72,660	$71,074
Accounts receivable (less allowance for doubtful accounts of $20 at December 31, 2013 and 2012)	4,582	3,457
Receivable from patent arrangement	-	1,121
Inventories	1,601	-
Deferred tax assets	383	817
Prepaid expenses and other current assets	695	528
Total current assets	79,921	76,997

Property and equipment, net	5,582	5,904
Investments	2,754	2,010
Long term deferred tax assets	762	943
Other assets	310	-
Total assets	$89,329	$85,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,516	$328
Accrued expenses	108	148
Accrued compensation	571	817
Accrued professional fees	118	142
Deferred revenue	1,848	2,204
Total current liabilities	4,161	3,639

Long-term deferred revenue	18	319

Commitments and contingent liabilities (Note 9)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2013 and 2012; issued and outstanding 22,574,251 in 2013 and 22,509,518 in 2012	226	225
Additional paid-in capital	101,293	100,561
Accumulated other comprehensive loss	(125)	(50)
Accumulated deficit	(16,244)	(18,840)
Total stockholders’ equity	85,150	81,896
Total liabilities and stockholders’ equity	$89,329	$85,854

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Revenue:
Software licenses	$8,241	$9,525	$7,801
Software maintenance	3,866	3,038	2,590
Services	3,148	2,571	3,662
Hardware sales	3,182	-	-
Royalties	920	2,170	2,146
Total revenue	19,357	17,304	16,199

Costs and expenses:
Cost of hardware sales	2,365	-	-
Cost of services	1,503	1,542	1,518
Research and development	4,085	3,489	3,203
Selling and marketing	3,344	3,370	2,973
General and administrative	3,522	3,860	5,005
Total costs and expenses	14,819	12,261	12,699

Operating income before patent related income	4,538	5,043	3,500
Gain on sale of patent assets	-	86,394	-
Income from patent arrangement	780	1,121	-
Operating income after patent related income	5,318	92,558	3,500
Other income	23	85	-
Interest income	328	227	83
Income from continuing operations before income taxes	5,669	92,870	3,583
Provision for income taxes	1,917	20,487	2
Income from continuing operations	3,752	72,383	3,581
Loss from discontinued operations, net of income taxes	(1,156)	(76)	(1,014)
Net income	$2,596	$72,307	$2,567

Basic net income per share:
Basic net income per share from continuing operations	$0.17	$3.32	$0.17
Basic net loss per share from discontinued operations	(0.05)	(0.00)	(0.05)
Basic net income per share	$0.12	$3.32	$0.12

Diluted net income per share:
Diluted net income per share from continuing operations	$0.16	$3.28	$0.17
Diluted net loss per share from discontinued operations	(0.05)	(0.00)	(0.05)
Diluted net income per share	$0.11	$3.28	$0.12

Weighted-average shares - basic	22,543	21,814	20,534
Weighted-average shares - diluted	22,641	22,071	20,735

Comprehensive income:
Net income	$2,596	$72,307	$2,567
Other comprehensive income (net of tax):
Unrealized losses on available for sale securities	(75)	(30)	(20)
Comprehensive income	$2,521	$72,277	$2,547

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$2,596	$72,307	$2,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	458	453	475
Stock-based compensation	662	321	1,277
Gain on sale of patent assets	-	(86,394)	-
Amortization of premium (discount) on investments	15	(18)	(9)
Gain on sale of investments	(23)	(85)	-
Deferred tax benefit on other comprehensive income	81	-	-
Loss on disposal of property and equipment	28	-	-
Provision for doubtful accounts	-	4	-
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(1,125)	85	1,422
Receivable from patent arrangement	1,121	(1,121)	-
Inventories	(1,601)	547	1,316
Prepaid expenses and other current assets	(167)	(315)	22
Deferred tax assets	563	(1,760)	-
Accounts payable	1,188	(71)	(166)
Accrued expenses, compensation and professional	(310)	9	(590)
Deferred revenue	(657)	744	515
Net cash provided by (used in) operating activities	2,829	(15,294)	6,829

Cash flows from investing activities:
Purchases of property and equipment	(160)	(116)	(331)
Proceeds from sale of property and equipment	24	-	-
Purchases of investments	(2,008)	(2,065)	(737)
Sales of investments	1,117	855	-
Proceeds from sale of patent assets, net	-	86,394	-
Purchase of other assets	(338)	-	-
Net cash provided by (used in) investing activities	(1,365)	85,068	(1,068)

Cash flows from financing activities:
Proceeds from issuance of common stock	65	6,526	1,826
Payment of dividends	-	(66,024)	-
Excess tax benefits from stock-based compensation	128	14,395	-
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(71)	(174)	(224)
Repurchase of common stock	-	-	(735)
Net cash provided by (used in) financing activities	122	(45,277)	867

Increase in cash and cash equivalents	1,586	24,497	6,628
Cash and cash equivalents, beginning of year	71,074	46,577	39,949

Cash and cash equivalents, end of year	$72,660	$71,074	$46,577

Supplemental disclosure:
Cash paid for income taxes	$542	$7,954	$2

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balance at December 31, 2010	20,042	$200	$77,373	$-	($27,690)	$49,883

Exercise of common stock options	596	6	1,804			1,810
Issuance of unrestricted stock	300	3	(3)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(70)	(1)	(223)			(224)
Repurchase of common stock	(250)	(2)	(733)			(735)
Issuance of common stock under employee stock purchase plan	5	-	17			17
Stock-based compensation expense	-	-	1,277			1,277
Accumulated other comprehensive loss:
Unrealized loss on securities				(20)		(20)
Net income					2,567	2,567

Balance at December 31, 2011	20,623	206	79,512	(20)	(25,123)	54,575

Exercise of common stock options	1,764	18	6,481			6,499
Issuance of unrestricted stock	151	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(33)	-	(174)			(174)
Issuance of common stock under employee stock purchase plan	5	-	27			27
Stock-based compensation expense	-	-	321			321
Tax benefits from stock-based awards			14,395			14,395
Dividend payment					(66,024)	(66,024)
Accumulated other comprehensive loss:
Unrealized loss on securities				(30)		(30)
Net income					72,307	72,307

Balance at December 31, 2012	22,510	225	100,561	(50)	(18,840)	81,896

Exercise of common stock options	6	-	26			26
Issuance of unrestricted stock	65	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(14)	-	(71)			(71)
Issuance of common stock under employee stock purchase plan	7	-	40			40
Stock-based compensation expense	-	-	662			662
Tax benefits from stock-based awards			128			128
Deferred tax asset write-off			(52)			(52)
Accumulated other comprehensive loss:
Unrealized loss on securities				(156)		(156)
Deferred tax benefit on unrealized losses				81		81
Net income					2,596	2,596

Balance at December 31, 2013	22,574	$226	$101,293	($125)	($16,244)	$85,150

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

We are a leading provider of software and services to the biometrics industry.  Our software products are used in government and commercial biometrics systems, which are capable of determining or verifying an individual’s identity. We also offer engineering services related to software customization, integration, and installation, as well as complete systems development. We sell our biometrics software products and services globally through systems integrators, OEMs, and directly to end user customers

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

Cash and cash equivalents, which primarily include money market mutual funds, were $72.7 million and $71.1 million as of December 31, 2013 and December 31, 2012, respectively. We classified our cash equivalents of $68.6 million and $67.1 million as of December 31, 2013 and 2012, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $2.8 million and $2.0 million of available-for-sale investments as of December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$2,754	$-	$-
Money market funds (included in cash and cash equivalents)	68,556
Total	$71,310	$-	$-

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

Cash and Cash Equivalents – Cash and cash equivalents, which consist primarily of money market funds and demand deposits, are stated at fair value. All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Our cash balances exceed the Federal Deposit Insurance Corporation limits. The Company does not believe it is exposed to significant credit risk related to cash and cash equivalents.

Investments - At December 31, 2013 and 2012, we categorized all investment securities as available-for-sale, since we may liquidate these investments currently.  In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders’ equity called Accumulated Comprehensive Income.

Realized gains on investments were $23,000 and $85,000 in the years ended December 31, 2013 and 2012, respectively.  There were no realized gains or losses on investments in the year ended December 31, 2011.

Unrealized losses on investments were $156,000, $30,000, and $20,000 in the years ended December 31, 2013, 2012, and 2011.

The amortized cost of our corporate debt securities was $3.0 million at December 31, 2013. Corporate debt securities comprising investments mature in 2015 to 2018.

Allowance for Doubtful Accounts – Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts.

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method.  We evaluate all inventories for net realizable value on a quarterly basis, and record provisions for excess and obsolete inventory when required.  There was no reserve for excess and obsolete inventory as of December 31, 2013.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Each impairment test is based on a comparison of the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If an impairment is indicated, the asset is written down to its estimated fair value.  The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time.  We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2013 and 2012.

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

Collection is deemed probable: We conduct a credit review for significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will pay amounts under the arrangement as payments become due.

We categorize revenue as software licenses, software maintenance, services, hardware sales, or royalties. In addition to the general revenue recognition policies described above, specific revenue recognition policies apply to each category of revenue.

Software licenses
Software licenses consist of revenue from the sale of software licenses for biometrics and imaging applications.  We recognize revenue from software licenses upon delivery when licenses are sold in single element arrangements.

Software maintenance
Software maintenance consists of revenue from the sale of software maintenance contracts for biometrics and imaging software.  Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the maintenance contract. We recognize software maintenance revenue ratably over the related contract period.

Services
Service revenue consists of fees from biometrics customers for engineering services we provide to them. We recognize services revenue as services are delivered when services are sold in single element arrangements.

Hardware sales
Hardware sales consist of sales of biometrics equipment to a single U.S. government customer.  We recognize hardware sales upon delivery and acceptance of the equipment by the customer.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiple element arrangements
In addition to selling software licenses, software maintenance and services in single element arrangements, we also sell these three products and hardware as part of multiple element arrangements.  The various combinations of multiple element arrangements and our revenue recognition for each are described as follows:

●
Software licenses and software maintenance. When software licenses and software maintenance contracts are sold together, we recognize software license revenue upon delivery, provided we have vendor specific objective evidence (“VSOE”) for the fair value of the maintenance contract fee, and we recognize the fair value of maintenance contract revenue ratably over the related contract period.

●
Software licenses and services. When software licenses and engineering services are sold together, the total fee is generally recognized by applying contract accounting. We have adopted the percentage-of-completion method of contract accounting, and we generally use an input method (i.e., labor hours) to determine our completion percentage. The software license portion of the arrangement is classified as software license revenue and the engineering services portion is classified as services revenue.

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

●
Hardware sales, software maintenance, and services. We have a multiple element arrangement with one customer that involves the delivery of hardware, maintenance, and services.  We determined that these elements qualified as separate units of accounting because they have value to the customer on a standalone basis.  We recognize revenue from this arrangement as follows: i) hardware revenue is recognized upon delivery and acceptance of the equipment by the customer; ii) maintenance revenue is recognized ratably over the related contract period; and iii) service revenue is recognized as services are delivered.

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

Capitalization of Software Costs – We capitalize certain internally developed software development costs after technological feasibility of the product has been established.  No software costs were capitalized for the years ended December 31, 2013, 2012 and 2011, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk – At December 31, 2013 and 2012, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $72.4 million and $70.8 million, respectively.

Concentration of credit risk with respect to net accounts receivable consisted of $2.7 million, $0.2 million, $0.2 million, $0.2 million and $0.2 million with five customers, respectively, at December 31, 2013, and $1.1 million, $0.6 million, $0.5 million, $0.4 million and $0.3 million with five customers, respectively, at December 31, 2012.

Concentration of credit risk with respect to our investment portfolio consisted of $0.8 million, $0.5 million, $0.5 million, $0.5 million, and $0.4 million with five issuers of corporate debt securities, respectively, at December 31, 2013, and $1.0 million and $1.0 million with two issuers of corporate debt securities, respectively, at December 31, 2012.

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

Advertising Costs – Advertising costs are expensed as incurred and were not material for 2013, 2012, and 2011.

Recent Accounting Pronouncements – There were no recently issued accounting pronouncements applicable to us that we had not adopted as of December 31, 2013.

Reclassifications - Certain prior period amounts have been reclassified to be consistent with the current period presentation, particularly as a result of the discontinued operations presentation of our DSL service assurance business. See Note 4 to the Consolidated Financial Statements.

Segments – Following the shutdown of our DSL Service Assurance Segment as described in Note 4, we organize ourselves into a single segment reporting to the chief operating decision makers. We have sales outside of the United States, which are described in Note 10.  All long-lived assets are maintained in the United States.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PATENT RELATED INCOME

In the years ended December 31, 2013 and 2012, we derived patent related income from two sources, which are described below:

Gain on sale of patent assets. In 2011, we engaged an intellectual property law firm to help us conduct a process to sell a portion of our patent portfolio pertaining to wireless and certain DSL patents. The process produced two significant patent sales for a total of $86.4 million of net gains in the year ended December 31, 2012. This income was included on a separate line of the consolidated statements of income and comprehensive income entitled “Gain on sale of patent assets.”  The two patent sales are described below:

Wireless patent sale.  On April 26, 2012, we entered into an agreement with an unaffiliated third party to sell a portion of our patent portfolio pertaining to wireless technology for $75.0 million. The proceeds from the sale were reduced by $3.8 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed in June 2012 and resulted in a gain of $71.2 million.

DSL patent sale.  On August 22, 2012, we entered into an agreement with an unaffiliated third party to sell a portion of our patent portfolio pertaining to digital subscriber line (“DSL”) technology for $16.0 million. The proceeds from the sale were reduced by $0.8 million of transaction costs, which also consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed in September 2012 and resulted in a gain of $15.2 million.

Income from patent arrangement. In December 2010, we entered into an arrangement with an unaffiliated third party under which we assigned patents in return for royalties on proceeds from patent monetization efforts by the third party.  In the years ended December 31, 2013 and 2012, we recorded income related to this arrangement of $0.8 million and $1.1 million, respectively. Such income was included on a separate line of the consolidated statements of income and comprehensive income entitled “Income from patent arrangement.”

4.	DISCONTINUED OPERATIONS

Our board of directors approved the shutdown of our DSL service assurance hardware and software product lines in 2012 and 2013, respectively. Both product lines were previously components of our DSL Service Assurance Segment. Results from the DSL Service Assurance Segment have been reported as discontinued operations because we no longer have any significant continuing involvement with, or cash flows from, this segment.

Loss from the discontinued DSL Service Assurance Segment was (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenue	$3,216	$5,431	$8,387
Expenses	5,120	5,558	9,401
Loss before income taxes	(1,904)	(127)	(1,014)
Income tax benefit	(748)	(51)	-
Loss from discontinued operations	($1,156)	($76)	($1,014)

The consolidated statements of income and comprehensive income for the years ended December 31, 2012 and 2011 have been reclassified to reflect the effect of discontinued operations as set forth above.

We incurred one-time costs related to the shutdown of the DSL service assurance hardware and software product lines.  Shutdown costs for each product line were:

DSL service assurance hardware product line.  In 2012, we incurred one-time shutdown costs related to the hardware product line of approximately $282,000, the majority of which were severance and employee-related costs.  All such costs were incurred, paid, and included in loss from discontinued operations for the year ended December 31, 2012.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DSL service assurance software product line.  In 2013, we incurred one-time shutdown costs related to the software product line of approximately $2.9 million. Such costs comprise: i) $3.7 million of payments to customers to terminate contracts, which were offset by $1.2 million of deferred revenue obligations that were relieved as a result of such contract terminations; ii) $311,000 of severance and employee-related costs; and iii) $48,000 of asset write-offs.  All such costs were incurred and included in loss from discontinued operations for the year ended December 31, 2013. All DSL service assurance software product line exit costs were paid in 2013, with the exception of $90,000 of severance costs, which were paid in early January 2014.

The following table is a rollforward of our exit costs liability accounts.  Unpaid severance and employee-related costs at December 31, 2013 were included in “Accrued compensation” in the consolidated balance sheets. (in thousands):

	Customer Contract Termination Costs	Severance and Employee- Related Costs	Other Costs	Total
Year ended December 31, 2013
Balance at January 1, 2013	$-	$-	$-	$-
Amount charged to expense	2,553	311	48	2,912
Deferred revenue offset	1,179	-	-	1,179
Payments/write-offs	(3,732)	(221)	(48)	(4,001)
Balance at December 31, 2013	$-	$90	$-	$90

Year ended December 31, 2012
Balance at January 1, 2012	$-	$-	$-	$-
Amount charged to expense	-	282	-	282
Payments	-	(282)	-	(282)
Balance at December 31, 2012	$-	$-	$-	$-

There were no assets or liabilities remaining on the balance sheet as of December 31, 2013 related to the DSL Service Assurance Segment, except for $90,000 of severance costs, which were paid in early January 2014.

5.	INVENTORIES

Inventories consisted of the following at December 31 (in thousands):

	2013	2012
Raw materials	$1,584	$-
Finished goods	17	-
Total	$1,601	$-

6.	PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31 (in thousands):

	2013	2012
Land	$1,056	$1,080
Building and improvements	9,060	9,060
Computer equipment	557	605
Purchased software	88	131
Furniture and fixtures	778	779
Office equipment	191	181
Total	11,730	11,836
Less accumulated depreciation and amortization	(6,148)	(5,932)
Property and equipment, net	$5,582	$5,904

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $0.5 million, $0.4 million, and $0.5 million, for the years ended December 31, 2013, 2012, and 2011, respectively.  In 2013, 2012 and 2011, we identified $266,000, $958,000, and $78,000, of assets no longer in use, and retired the assets and related accumulated depreciation.

7.        INCOME TAXES

We made provisions for income taxes related to continuing operations in the years ended December 31, 2013 and 2012 of $1.9 million and $20.5 million, respectively. We made no provision for income taxes in the year ended 2011, except for $2,000 of state excise taxes. The components of the provision for income taxes are as follows (in thousands):
	Year ended December 31,
	2013	2012	2011
Current:
Federal	$1,000	$20,654	$-
State	273	1,594	2
	1,273	22,248	2
Deferred:
Federal	471	(1,354)	-
State	173	(407)	-
	644	(1,761)	-
Total provision for income taxes	$1,917	$20,487	$2

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2013	2012	2011
Federal statutory rate	34%	35%	34%
State rate, net of federal benefit	5	5	6
Tax credits	(2)	-	(9)
Permanent adjustments	(1)	-	-
Change in valuation allowance	-	(18)	(50)
Non-qualified option cancellations and forfeitures	-	-	11
Nondeductible compensation expense	-	-	(1)
Prior year adjustment	(2)	-	(2)
Expiring NOLs and tax credits	-	-	10
Other	-	-	1
Effective tax rate	34%	22%	0%

Total income tax expense for the year ended December 31, 2013 was $1.2 million, including $1.9 million that was recorded in continuing operations less a tax benefit of $0.7 million that was recorded in discontinued operations. Income tax expense for 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes.  Tax expense in 2013 also reflects two items related to 2012, including:

●
a tax benefit of $95,000 related to the 2012 research tax credit. This credit was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013; and

●	a tax benefit of $148,000 related to a reduction in the estimate of the 2012 tax expense recorded in our 2012 financial statements.

Total income tax expense for the year ended December 31, 2012 was $20.4 million, including $20.5 million that was recorded in continuing operations less a tax benefit of $51,000 that was recorded in discontinued operations. The Company’s actual tax liability for 2012 was $7.8 million as taxes that were currently payable were reduced by a $14.4 million equity adjustment. This equity adjustment is described more fully below.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2012, we used a significant portion of our available deferred tax assets to reduce income taxes on pre-tax income. A substantial portion of the deferred tax assets we utilized comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, the portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. In the year ended December 31, 2012, the tax benefits from such stock-based awards were $14.4 million, which we recorded as an equity adjustment to additional paid-in capital.

Income tax expense in 2012 was also reduced by a $1.8 million reversal of the valuation allowance on our remaining deferred tax assets at December 31, 2012. We reversed the valuation allowance because based on all the available evidence, we believed that it is more likely than not that our deferred tax assets will be realizable.  In reaching this determination, we evaluated: i) our most recent years operating results; ii) our future financial plans; and iii) the nature of the components comprising deferred tax assets at December 31, 2012.

As of December 31, 2013 and 2012, we had deferred tax assets for which we had recorded no valuation allowance.  The principal components of deferred tax assets were as follows at December 31 (in thousands):

	2013	2012
Capitalized research and development costs	$364	$817
Research and development and other tax credit carryforwards	-	27
Other	781	916
Total	1,145	1,760
Less valuation allowance	(-)	(-)
Deferred tax assets, net	$1,145	$1,760

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

Uncertain tax positions at December 31, 2011	$-
Increase due to positions taken in prior periods	2,945
Uncertain tax positions at December 31, 2012	$2,945
Increase due to positions taken in prior periods	-
Uncertain tax positions at December 31, 2013	$2,945

Uncertain tax positions of $2.6 million will impact our tax rate if realized.  The difference between this amount and the total uncertain tax positions in the table above is the federal tax effect on state tax credits.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2013 of $4.9 million and $0.7 million.  These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. In 2013, we recorded a tax benefit of $128,000 to equity related to the use of these tax credits to reduce our tax liability.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2013, we had no accrued interest or penalties related to uncertain tax positions.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax years from 1998 through 2013 are subject to examination by the IRS and state tax authorities.

8.        EQUITY AND STOCK COMPENSATION PLANS

Fixed Stock Option Plans – We have two fixed option plans.  Under our 1996 Stock Option Plan (“1996 Plan”), we were authorized to grant incentive stock options and nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. There were no shares available for grant under the 1996 Plan as of December 31, 2013.  Under our 2001 Nonqualified Stock Plan (“2001 Plan”), we are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock.  As of December 31, 2013, there were 4,632,086 shares available for grant under the 2001 Plan.

Under both plans, options are granted at exercise prices as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Our options generally vest over three to five years, although we have granted options in the past that were 50% or fully vested on the date of grant.

The following table presents stock-based employee compensation expenses included in our consolidated statements of income and comprehensive income (in thousands):

	Years ended December 31,
	2013	2012	2011
Cost of services	$34	$16	$29
Research and development	81	51	110
Selling and marketing	14	126	108
General and administrative	533	83	859
Loss from discontinued operations	-	45	171
Stock-based compensation expense	$662	$321	$1,277

Stock-based compensation expenses in the preceding table include expenses associated with grants of: i) stock options; ii) stock appreciation rights (SARs); and iii) unrestricted shares of our common stock.  The method used to determine stock-based compensation expense for each type of equity grant is described in the following paragraphs.

Stock Option and SAR Grants. For the years ended December 31, 2013, 2012, and 2011, we granted stock options for 0, 50,000, and 0 shares, respectively. No SARS were granted during the three year period ended December 31, 2013. We estimate the fair value of stock options and SARs using the Black-Scholes valuation model.

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

Specific assumptions used to determine the fair value of options granted during the years ended December 31, 2013, 2012 and 2011, using the Black-Scholes valuation model were:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected term (1)	n/a	5 years	n/a
Expected volatility factor (2)	n/a	58-63%	n/a
Risk-free interest rate (3)	n/a	0.92%	n/a
Expected annual dividend yield	n/a	n/a	n/a

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

We granted 130,000, 0, and 105,000 shares of unrestricted stock during the years ended December 31, 2013, 2012, and 2011, respectively. The accounting treatment of those awards is described below:

Year ended December 31, 2013. In April 2013, we granted 130,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2013 and December 31, 2013. We expensed $623,000 of stock-based compensation expense related to this grant in the year ended December 31, 2013. There was no unamortized stock-based compensation charge associated with this stock grant as of December 31, 2013.

We issued shares of common stock related to the April 2013 grant as follows: i) 51,374 net shares of common stock were issued in early July 2013 after employees surrendered 13,626 shares for which we paid $71,000 of withholding taxes on their behalf; and ii) 49,936 net shares of common stock were issued in early January 2014 after employees surrendered 15,064 shares for which we paid $92,000 of withholding taxes on their behalf.

Year ended December 31, 2012. No shares of unrestricted stock were granted in 2012, however we granted shares of unrestricted common stock in 2010 that affected results for the year ended December 31, 2012. Activity in 2012 related to the 2010 stock grant was: i) 2012 stock-based compensation expense included $189,000 related to the 2010 grant; and ii) we issued 118,113 net shares of common stock after employees surrendered 33,441 shares for which we paid $174,000 of withholding taxes on their behalf.

Year ended December 31, 2011. Our former President and CEO resigned in April 2011.  As part of his separation arrangement he was granted 105,000 shares of common stock, which resulted in a stock-based compensation charge of $362,000 in the year ended December 31, 2011. We issued 71,662 net shares of common stock after he surrendered 33,338 shares for which we paid $115,000 of withholding taxes on his behalf.

The aforementioned 2010 stock grant also affected results for the year ended December 31, 2011. Activity in 2011 related to the 2010 stock grant was: i) 2011 stock-based compensation expense included $443,000 related to the 2010 grant; and ii) we issued a net of 157,988 shares of common stock after employees surrendered 36,998 shares for which we paid $109,000 of withholding taxes on their behalf.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option transactions for our two fixed stock option plans for the years ended December 31, 2013, 2012, and 2011 are presented below:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,063,025	$5.63	2,835,952	$4.42	5,082,891	$4.30
Granted	-	-	50,000	4.60	-	-
Exercised	(6,163)	4.27	(1,779,616)	3.71	(632,685)	3.02
Forfeited or cancelled	(51,873)	4.83	(43,311)	4.33	(1,614,254)	4.59
Outstanding at end of year	1,004,989	$5.68	1,063,025	$5.63	2,835,952	$4.42

Exercisable at year end	986,237	$5.70	1,027,525	$5.66	2,772,109	$4.44

The number of option shares vested and expected to vest at December 31, 2013 was 1,004,989 and those options had a weighted average exercise price of $5.68.

No stock options were granted in the years ended December 31, 2013 and 2011. All options granted during the year ended December 31, 2012 had exercise prices equal to the fair market value of our common stock on the date of grant, and the weighted average grant date fair values of options granted were $2.38.

At December 31, 2013, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 1 year for each.

At December 31, 2013, the aggregate intrinsic value of options outstanding and options exercisable was approximately $0.4 million for each. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The aggregate intrinsic value of options exercised during the year ended December 31, 2013 was approximately $4,000.

The following table summarizes the stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price

$0 to $2	188	$1.95	0.08	188	$1.95
$2 to $3	42,813	2.77	2.67	42,813	2.77
$3 to $4	53,000	3.45	3.63	44,666	3.52
$4 to $5	58,150	4.64	3.93	58,150	4.64
$5 to $6	29,000	5.07	3.14	29,000	5.07
$6 to $7	821,838	6.07	0.75	811,420	6.07
	1,004,989	$5.68	1.24	986,237	$5.70

At December 31, 2013, unrecognized compensation expense related to non-vested stock options was approximately $46,000, which is expected to be recognized over a weighted average period of 1.0 years.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period.  On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period.  There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period.  Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at any time by the employee and automatically ends on termination of employment.  A total of 350,000 shares of common stock have been reserved for issuance.  As of December 31, 2013 there were 108,959 shares available for future issuance under the ESPP Plan.  We issued 7,196, 4,661, and 5,563 common shares under the ESPP Plan in 2013, 2012, and 2011, respectively.

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

Lease Commitments – We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997.  We also conducted a portion of our activities in a leased facility in California in 2011 and 2012. We terminated that lease in September 2012 by making a one-time payment of $15,000.

Rental expense, including the cost of the 2012 termination buyout of the California lease, was approximately $0, $25,000, and $17,000 in 2013, 2012 and 2011, respectively.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      BUSINESS SEGMENTS AND MAJOR CUSTOMERS

Upon the shutdown of the DSL Service Assurance Segment in 2013, we organize ourselves into a single segment that reports to the chief operating decision makers.

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2013	2012	2011
United States	$13,909	$12,158	$12,276
Rest of world	5,448	5,146	3,923
	$19,357	$17,304	$16,199

There were no single foreign countries from which we derived 10% or more of total revenue in the years ended December 31, 2013, 2012, and 2011.

The portion of total revenue that was derived from major customers was as follows:

	Year ended December 31,
	2013	2012	2011
Customer A	21%	5%	10%

11.	EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code.  Our contributions to the Plan are at the discretion of the Board of Directors.  Our contributions were approximately $189,000, $233,000, and $239,000 in 2013, 2012 and 2011, respectively.

12.	NET INCOME PER SHARE

Net income per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2013	2012	2011
Net income:
Income from continuing operations	$3,752	$72,383	$3,581
Loss from discontinued operations	(1,156)	(76)	(1,014)
Net income	$2,596	$72,307	$2,567

Shares outstanding:
Weighted-average common shares outstanding	22,543	21,814	20,534
Additional dilutive common stock equivalents	98	257	201
Diluted shares outstanding	22,641	22,071	20,735

Basic net income per share:
Basic net income per share from continuing operations	$0.17	$3.32	$0.17
Basic net loss per share from discontinued operations	(0.05)	(0.00)	(0.05)
Basic net income per share	$0.12	$3.32	$0.12

Diluted net income per share:
Diluted net income per share from continuing operations	$0.16	$3.28	$0.17
Diluted net loss per share from discontinued operations	(0.05)	(0.00)	(0.05)
Diluted net income per share	$0.11	$3.28	$0.12

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013, 2012 and 2011, options to purchase 823,338, 821,838, and 2,518,914 shares of common stock at weighted average exercise prices of $6.07, $6.07, and $4.62 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

12.      QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

The following table is a summary of certain items in the consolidated statements of income and comprehensive income for each of our quarters in the two-year period ended December 31, 2013 (in thousands, except per share data). The impact of the discontinued operations as described in Note 4 is included in all periods. Certain amounts differ from those previously reported on Form 10-Q due to the effect of discontinued operations.

	2013 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,979	$4,427	$4,314	$5,637
Operating income before patent related income	2,202	543	1,039	754
Income from patent arrangement	780	-	-	-
Income from continuing operations	1,972	465	790	525
Income (loss) from discontinued operations	(115)	(158)	(1,943)	1,060
Net income (loss)	1,857	307	(1,153)	1,585

Net income (loss) per share – basic	$0.08	$0.01	($0.05)	$0.07
Net income (loss) per share – diluted	$0.08	$0.01	($0.05)	$0.07

	2012 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,161	$3,514	$4,771	$4,858
Operating income before patent related income	1,120	390	1,767	1,766
Gain on sale of patent assets	-	71,226	15,167	-
Income from patent arrangement	-	-	-	1,121
Income from continuing operations	1,167	54,938	10,272	6,006
Income (loss) from discontinued operations	(49)	(12)	25	(40)
Net income	1,118	54,926	10,297	5,966

Net income per share – basic	$0.05	$2.52	$0.46	$0.27
Net income per share – diluted	$0.05	$2.49	$0.46	$0.26

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts – Years ended December 31, 2013, 2012, and 2011
(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D	Col. E
		Additions
	Balance at	Charged to	Charged	Deductions	Balance
	Beginning	Costs and	to Other	Charged to	at End
	of Period	Expenses	Accounts	Reserves	of Period
Allowance for doubtful accounts receivable:
2013	$20	$-	$-	$-	$20
2012	$30	$-	$-	$10	$20
2011	$30	$-	$-	$-	$30

Inventory reserves:
2013	$-	$-	$-	$-	$-
2012	$1,403	$126	$-	$1,529	$-
2011	$989	$450	$-	$36	$1,403

Warranty reserves:
2013	$10	$-	$-	$10	$-
2012	$-	$12	$-	$2	$10
2011	$-	$-	$-	$-	$-

Deferred tax asset valuation allowance:
2013	$-	$-	$-	$-	$-
2012	$40,476	$-	$-	$40,476	$-
2011	$41,759	$-	($1,283)	$-	$40,476

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our co-chief executive officers and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal co-executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 21, 2014 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 21, 2014 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 21, 2014 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our May 21, 2014 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 21, 2014  Annual Meeting of Shareholders.

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

60

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

10.12*
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
101**
The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011; and (v) Notes to Consolidated Financial Statements.

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

Date: February 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of February 2014.

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

