Form 10-Q
period 2014-03-31
AWARE INC /MA/
filed 2014-04-28
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended March 31, 2014

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
Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of April 18, 2014:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,627,475 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$74,368	$72,660
Accounts receivable, net	4,593	4,582
Inventories	1	1,601
Deferred tax assets	340	383
Prepaid expenses and other current assets	777	695
Total current assets	80,079	79,921

Property and equipment, net	5,489	5,582
Investments	2,896	2,754
Long term deferred tax assets	716	762
Other assets	282	310
Total assets	$89,462	$89,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$205	$1,516
Accrued expenses	115	108
Accrued compensation	510	571
Accrued professional	116	118
Deferred revenue	1,846	1,848
Total current liabilities	2,792	4,161

Long-term deferred revenue	16	18

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,627,375 as of March 31, 2014 and 22,574,251 as of December 31, 2013	226	226
Additional paid-in capital	101,833	101,293
Accumulated other comprehensive loss	(41)	(125)
Accumulated deficit	(15,364)	(16,244)
Total stockholders’ equity	86,654	85,150

Total liabilities and stockholders’ equity	$89,462	$89,329

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Software licenses	$1,617	$3,333
Software maintenance	1,045	947
Services	1,008	407
Hardware sales	2,633	-
Royalties	314	291
Total revenue	6,617	4,978

Costs and expenses:
Cost of hardware sales	1,902	-
Cost of services	463	197
Research and development	1,279	973
Selling and marketing	858	876
General and administrative	804	731
Total cost and expenses	5,306	2,777

Operating income before patent related income	1,311	2,201
Income from patent arrangement	-	780
Operating income after patent related income	1,311	2,981
Interest income	86	82
Income from continuing operations before income taxes	1,397	3,063
Provision for income taxes	517	1,091
Income from continuing operations	880	1,972
Loss from discontinued operations, net of income taxes	-	(115)

Net income	$880	$1,857

Basic net income per share:
Basic net income per share from continuing operations	$0.04	$0.09
Basic net loss per share from discontinued operations	-	(0.01)
Basic net income per share	$0.04	$0.08

Diluted net income per share:
Diluted net income per share from continuing operations	$0.04	$0.09
Diluted net loss per share from discontinued operations	-	(0.01)
Diluted net income per share	$0.04	$0.08

Weighted-average shares – basic	22,626	22,511
Weighted-average shares - diluted	22,699	22,564

Comprehensive income:
Net income	$880	$1,857
Other comprehensive income (net of tax):
Unrealized gains on available for sale securities	84	58
Comprehensive income	$964	$1,915

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income	$880	$1,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	107
Stock-based compensation	29	10
Amortization of premium on investments	2	5
Deferred tax provision on other comprehensive income	(60)	-
Changes in assets and liabilities:
Accounts receivable	(11)	(1,592)
Receivable from patent arrangement	-	341
Inventories	1,600	-
Prepaid expenses and other current assets	(82)	(40)
Deferred tax assets	89	150
Accounts payable	(1,311)	(156)
Accrued expenses, compensation, and professional	(56)	(180)
Deferred revenue	(4)	143
Net cash provided by operating activities	1,208	645

Cash flows from investing activities:
Purchases of property and equipment	(11)	(70)
Net cash used in investing activities	(11)	(70)

Cash flows from financing activities:
Proceeds from issuance of common stock	9	20
Excess tax benefits from stock-based compensation	594	838
Payments made for taxes of employees who surrendered
shares related to unrestricted stock	(92)	-
Net cash provided by financing activities	511	858

Increase in cash and cash equivalents	1,708	1,433
Cash and cash equivalents, beginning of period	72,660	71,074

Cash and cash equivalents, end of period	$74,368	$72,507

Supplemental disclosure: Cash paid for income taxes	$2	$63

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  We filed audited financial statements which included all information and notes necessary for such presentation for the three years ended December 31, 2013 in conjunction with our 2013 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2014, and of operations and cash flows for the interim periods ended March 31, 2014 and 2013.

The results of operations for the interim period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $74.4 million and $72.7 million as of March 31, 2014 and December 31, 2013, respectively. We classified our cash equivalents of $68.6 million as of March 31, 2014 and December 31, 2013 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $2.9 million and $2.8 million of available-for-sale investments as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at March 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$2,896	$-	$-
Money market funds (included in cash and cash equivalents)	68,641
Total	$71,537	$-	$-

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

C)
Inventories. Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method.  Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials Finished goods	$1 -	$1,584 17
Total	$1	$1,601

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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income:
Income from continuing operations	$880	$1,972
Loss from discontinued operations	-	(115)
Net income	$880	$1,857

Shares outstanding:
Weighted-average common shares outstanding	22,626	22,511
Additional dilutive common stock equivalents	73	53
Diluted shares outstanding	22,699	22,564

Basic net income per share:
Basic net income per share from continuing operations	$0.04	$0.09
Basic net loss per share from discontinued operations	-	(0.01)
Basic net income per share	$0.04	$0.08

Diluted net income per share:
Diluted net income per share from continuing operations	$0.04	$0.09
Diluted net loss per share from discontinued operations	-	(0.01)
Diluted net income per share	$0.04	$0.08

For the three month periods ended March 31, 2014 and 2013, options to purchase 821,838 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2014	2013

Cost of services	$1	$-
Research and development	2	-
Selling and marketing	1	-
General and administrative	25	10
Stock-based compensation expense	$29	$10

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

Stock Option and SAR Grant Activity. We did not grant any stock options or SARs in the three month periods ended March 31, 2014 and 2013.

Unrestricted Stock Grant Activity. We granted shares of unrestricted stock in 2014 and 2013 that affected financial results for the three months ended March 31, 2014 and 2013. These grants are described below.

2014 Grant.  On March 26, 2014, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2014 and December 31, 2014, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $876,000, of which $19,000 was charged to expense in the three months ended March 31, 2014 and we anticipate the remaining $857,000 will be charged to expense ratably over the remaining three quarters of 2014.

2013 Grant.  In April 2013, we granted 130,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2013 and December 31, 2013. We expensed the entire $623,000 stock-based compensation expense related to this grant in the second, third and fourth quarters of 2013. We issued shares of common stock related to this grant as follows: i) 51,374 net shares of common stock were issued in early July 2013 after employees surrendered 13,626 shares for which we paid $71,000 of withholding taxes on their behalf; and ii) 49,936 net shares of common stock were issued in early January 2014 after employees surrendered 15,064 shares for which we paid $92,000 of withholding taxes on their behalf.

F)	Business Segments. We organize ourselves into a single segment that reports to the chief operating decision makers.

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended
	March 31,
	2014	2013

United States	$5,496	$3,510
Rest of world	1,121	1,468
	$6,617	$4,978

There were no single foreign countries from which we derived 10% or more of total revenue in the three month periods ended March 31, 2014 and 2013.

G)	Recent Accounting Pronouncements. There are no recently issued accounting pronouncements applicable to the Company that have not been adopted as of March 31, 2014.

H)
Income Taxes.  Income tax expense was $0.5 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. Income tax expense in both three month periods was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the three months ended March 31, 2014 and 2013, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.6 million and $0.8 million in the three month periods ended March 31, 2014 and 2013, respectively.  These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of March 31, 2014, we had a total of $1.1 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2013 of $4.9 million and $0.7 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.6 million and $0.8 million equity adjustment to additional paid-in capital in the first quarters of 2014 and 2013 were related to these deferred tax assets.

(I)
Discontinued Operations.  In 2013, we shut down our DSL service assurance software product line, which was previously a component of our DSL Service Assurance Segment. We completed the shutdown in the fourth quarter of 2013 and no longer have any continuing involvement with, or cash flows from, this product line. The results of our DSL service assurance software product line have been included in discontinued operations in the consolidated statements of income and comprehensive income. The loss from discontinued operations attributable to the DSL service assurance software product line was (in thousands):

	Three Months Ended March 31,
	2014	2013

Revenue	$-	$638
Expenses	-	828
Loss before income taxes	-	(190)
Income taxes	-	75
Loss from discontinued operations	$-	$(115)

The consolidated statements of income and comprehensive income for the three months ended March 31, 2013 have been reclassified to reflect the effect of discontinued operations as set forth above.

There were no assets or liabilities remaining on the balance sheet as of March 31, 2014 related to the DSL Service Assurance Segment. The following table is a rollforward of our exit costs liability accounts for the three months ended March 31, 2014 (in thousands):

	Severance and Employee-Related Costs	Total
Balance at January 1, 2014	$90	$90
Amount charged to expense	-	-
Payments	(90)	(90)
Balance at March 31, 2014	$-	$-

ITEM 2:
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business.

Summary of Operations

Continuing Operations. We are primarily engaged in the development and sale of biometrics products and services.  Our biometrics products are used in government and commercial biometrics systems, which are capable of determining or verifying an individual’s identity.  The principal applications of biometrics systems include border control, law enforcement, national defense, secure credentialing, access control and background checks. We sell our software and services to systems integrators and OEMs, as well as directly to government customers.  We also derive a minor portion of our revenue from the sale of imaging software to OEMs that incorporate that software into medical imaging products.

Discontinued Operations. In 2013, we shut down our DSL service assurance software product line, which was previously a component of our DSL Service Assurance Segment. The results of the DSL Service Assurance Segment have been reported as discontinued operations as we no longer have any significant continuing involvement with, or cash flows from, this segment.

Summary of Financial Results

Net income from continuing operations for the three months ended March 31, 2014 was $0.9 million, or $0.04 per diluted share, which compares to net income from continuing operations of $2.0 million, or $0.09 per diluted share, for the three months ended March 31, 2013.

Lower net income from continuing operations in three month period ended March 31, 2014 compared to the corresponding period in 2013 was the result of:

i)
$0.9 million less operating income before patent related income in the current quarter. The decrease was primarily due to a large government software license sale in the year ago quarter that did not repeat itself in the current year quarter;

ii)	the absence of any income from patent arrangement in the current year quarter compared to $0.8 million of such income in the year ago quarter; and
iii)	lower income before income taxes from these two sources was partially offset by a $0.6 million decrease in income tax expense.

Results of Operations

Software Licenses. Software licenses consist of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to government customers or indirectly through channel partners.

Software license revenue decreased 51% from $3.3 million in the three months ended March 31, 2013 to $1.6 million in the same three month period in 2014.  As a percentage of total revenue, software license revenue decreased from 67% in the first quarter of 2013 to 24% in the current year quarter. The dollar decrease in software license revenue was primarily due to a comparison against a strong quarter last year.  The first quarter of 2013 featured: i) a large license sale to a U.S. government agency; and ii) higher international license sales. The first quarter of 2014 did not contain any license sales of the magnitude of last year’s U.S. government agency sale and international sales were lower than last year.

While we believe our potential customer project opportunities are encouraging, some of the projects that we thought would yield license revenue this quarter did not.  We believe that we may experience an increase in license sales in future quarters as we win projects and release new products.

Software maintenance.  Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 10% from $947,000 in the three months ended March 31, 2013 to $1.0 million in the same three month period in 2014. As a percentage of total revenue, software maintenance revenue decreased from 19% in the first quarter of 2013 to 16% in the current year quarter. The dollar increase in software maintenance revenue was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods.

Services. Services consist of fees we charge to perform software development, integration, installation, and customization services. Similar to software license revenue, services revenue depends on our ability to win biometrics systems projects either directly with government customers or in conjunction with channel partners.  Services revenue will fluctuate when we commence new projects and/or when we complete projects that were started in previous periods.

Services increased 148% from $407,000 in the three months ended March 31, 2013 to $1.0 million in the same three month period in 2014. As a percentage of total revenue, services increased from 8% in the first quarter of 2013 to 15% in the current year quarter. The dollar increase in services was primarily due to a significant project with a U.S. government customer that commenced in the third quarter of 2013 and continued into the current quarter.

Hardware sales. Hardware sales consist of sales of biometrics equipment to a single U.S. government customer for whom we developed biometrics software.  Hardware products sold to this customer integrate hardware purchased from third parties with software from other third parties as well as software from Aware. We evaluated the classification of gross versus net revenue recognition and determined gross recognition was appropriate.

Hardware sales increased from $0 in the three months ended March 31, 2013 to $2.6 million in the same three month period in 2014.  As a percentage of total revenue, hardware sales increased from 0% in the first quarter of 2013 to 40% in the current year quarter. The dollar increase in hardware sales was due to the fact that we delivered products in the current quarter, but had not begun delivering products in the year ago quarter.  We commenced shipments of equipment under this contract in May 2013.

We are unable to predict future hardware sales with any degree of certainty because: i) our contract with the government provides pricing, but does not obligate the government to purchase any products until it provides us with purchase orders; and ii) we have minimal historical experience with which to make revenue projections.

Royalties. Royalties consist primarily of royalty payments we receive under DSL silicon contracts with two customers that incorporate our silicon intellectual property (“IP”) in their DSL chipsets.  We sold our DSL IP business in 2009, but we continue to receive royalty payments from these customers.

Royalties increased 8% from $291,000 in the three months ended March 31, 2013 to $314,000 in the same three month period in 2014. As a percentage of total revenue, royalties decreased from 6% in the first quarter of 2013 to 5% in the current year quarter.

Although royalties increased slightly this quarter, we believe it is likely that royalties will decline in future quarters.

Cost of Hardware Sales.  Cost of hardware sales consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales increased from $0 in the three months ended March 31, 2013 to $1.9 million in the same three month period in 2014. Cost of hardware sales as a percentage of hardware sales were 72% in the first quarter of 2014, which means that gross margins on hardware sales were 28%. The dollar increase in cost of hardware sales was due to the occurrence of hardware shipments in the current quarter versus no shipments in the year ago quarter.

Cost of Services.  Cost of services consists of engineering costs to perform customer services projects.  Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 135% from $197,000 in the three months ended March 31, 2013 to $463,000 in the same three month period in 2014. Cost of services as a percentage of services decreased from 48% in the first quarter of 2013 to 46% in the current quarter, which means that gross margins on services increased from 52% to 54%.

The 135% increase in cost of services in the first quarter of 2014 was mainly attributable to a 148% increase in services revenue.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended March 31,
	2014	2013

Research and development expense	$1,279	$973
Cost of services	463	197
Total engineering costs	$1,742	$1,170

Research and development expense increased 31% from $1.0 million in the three months ended March 31, 2013 to $1.3 million in the same three month period in 2014.  As a percentage of total revenue, research and development expense decreased slightly from 19.5% in the first quarter of 2013 to 19.3% in the corresponding period of 2014.

As the table immediately above indicates, total engineering costs in the first quarter of 2014 increased by $572,000 compared to the same period last year. The spending increase was primarily due to the hiring of engineering employees and contractors commencing in the second half of 2013 and continuing into the first quarter of 2014.  Our engineering headcount, not including contractors, grew from 31 as of March 31, 2013 to 43 as of March 31, 2014.  The expansion of our engineering organization was designed to provide the resources we required: i) to pursue new product development initiatives; and ii) to staff customer engineering services projects.

As we described in the strategy section of our Form 10-K for the year ended December 31, 2013, we intend to introduce new products that will allow us to sell more software into biometrics systems and projects.  Our preference is to develop such products internally, however to the extent we are unable to do that, we may purchase or license technologies from third parties.  The engineering spending increase in the first quarter of 2014 is a reflection of that strategy.  We anticipate that we will continue to focus our future research and development activities on enhancing our existing products and developing new products.

Selling and Marketing Expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense was essentially unchanged at $0.9 million for the three months ended March 31, 2013 and 2014.  As a percentage of total revenue, sales and marketing expense decreased from 18% in the first quarter of 2013 to 13% in the corresponding period of 2014.

Unchanged sales and marketing expense in the first quarter of 2014 reflects two sets of offsetting factors.  Sales and marketing expense increased due to the addition of one employee in 2014, but was offset by lower sales commission expense.

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

General and administrative expense increased 10% from $0.7 million in the three months ended March 31, 2013 to $0.8 million in the same three month period in 2014.  As a percentage of total revenue, general and administrative expense decreased from 15% in the first quarter of 2013 to 12% in the current year quarter.

The $73,000 increase in general and administrative expense in the first quarter of 2014 was primarily due to higher patent filing expenses.  Patent filing expenses in the first quarter of 2013 were reduced by a credit from our law firm related to 2012.

Stock-based compensation expense in general and administrative expense for the remaining three quarters of 2014 will increase over the first quarter of 2014 by approximately $215,000 per quarter. The increase is the result of an unrestricted stock award to directors and officers that the Compensation Committee authorized on March 26, 2014.

Income from Patent Arrangement. In December 2010, we entered into an arrangement with an unaffiliated third party under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  In the three months ended March 31, 2013, we received a royalty statement from this entity and recorded $0.8 million of income from this patent arrangement. There was no such income in the three months ended March 31, 2014. We are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Interest Income.  Interest income increased 5% from $82,000 in three months ended March 31, 2013 to $86,000 in the same three month period in 2014.  The dollar increase was primarily due higher levels of cash and investments in the current year period.

Income Taxes.  Income tax expense was $0.5 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. Income tax expense in both three month periods was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the three months ended March 31, 2014 and 2013, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.6 million and $0.8 million in the three month periods ended March 31, 2014 and 2013, respectively.  These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of March 31, 2014, we had a total of $1.1 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2013 of $4.9 million and $0.7 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.6 million and $0.8 million equity adjustment to additional paid-in capital in the first quarters of 2014 and 2013 were related to these deferred tax assets.

Loss from discontinued operations.  Loss from discontinued operations reflects operating results from our DSL service assurance software product line that we shutdown during 2013. The loss from such discontinued operations was (in thousands):

	Three Months Ended March 31,
	2014	2013

Revenue	$-	$638
Expenses	-	828
Loss before income taxes	-	(190)
Income taxes	-	75
Loss from discontinued operations	$-	($115)

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $74.4 million, which represented an increase of $1.7 million from December 31, 2013. The increase in cash was primarily due to $1.2 million of cash provided by operations and $0.5 million of cash provided by financing activities. Cash from these two sources was partially offset by $11,000 used to purchase capital equipment.

Cash provided by financing activities consisted of: i) $594,000 of excess tax benefits from stock-based compensation; and ii) $9,000 of proceeds from the exercise of stock options. Cash provided by these activities was partially offset by $92,000 of cash used to pay income taxes for employees who surrendered shares in connection with stock grants.

Capital spending was primarily related to the purchase of computer hardware used principally in engineering activities.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at March 31, 2014 consisted of two elements:

1.
Cash and cash equivalents. As of March 31, 2014, our cash and cash equivalents of $74.4 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of March 31, 2014, our investments of $2.9 million were invested in high yield bonds with five corporate debt issuers, which mature in 2015 through 2018.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the two to five year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 1A:
Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

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

Exhibit 101*
The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:  (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2014 and March 31, 2013, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and March 31, 2013, and (iv) Notes to Consolidated Financial Statements.

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
AWARE, INC.

Date: April 28, 2014	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: April 28, 2014	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)

