Form 10-Q
period 2014-06-30
AWARE INC /MA/
filed 2014-07-25
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended June 30, 2014

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
Large Accelerated Filer ☐    Accelerated Filer ☒  Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 21, 2014:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,802,970 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$77,242	$72,660
Accounts receivable, net	6,032	4,582
Inventories	63	1,601
Deferred tax assets	280	383
Prepaid expenses and other current assets	357	695
Total current assets	83,974	79,921

Property and equipment, net	5,470	5,582
Investments	1,463	2,754
Long term deferred tax assets	668	762
Other assets	253	310
Total assets	$91,828	$89,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$593	$1,516
Accrued expenses	92	108
Accrued compensation	743	571
Accrued professional	131	118
Accrued income taxes	88	-
Dividends payable	39,906	-
Deferred revenue	2,118	1,848
Total current liabilities	43,671	4,161

Long-term deferred revenue	18	18

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,672,056 as of June 30, 2014 and 22,574,251 as of December 31, 2013	227	226
Additional paid-in capital	102,320	101,293
Accumulated other comprehensive loss	(4)	(125)
Accumulated deficit	(54,404)	(16,244)
Total stockholders’ equity	48,139	85,150

Total liabilities and stockholders’ equity	$91,828	$89,329

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Software licenses	$2,065	$1,258	$3,682	$4,591
Software maintenance	1,152	1,034	2,197	1,981
Services	1,338	729	2,346	1,136
Hardware sales	2,048	1,129	4,681	1,129
Royalties	164	277	478	568
Total revenue	6,767	4,427	13,384	9,405

Costs and expenses:
Cost of hardware sales	1,411	813	3,313	813
Cost of services	618	344	1,082	541
Research and development	1,400	1,026	2,679	1,999
Selling and marketing	981	773	1,839	1,649
General and administrative	975	928	1,779	1,659
Total costs and expenses	5,385	3,884	10,692	6,661

Operating income before patent related income	1,382	543	2,692	2,744
Income from patent arrangement	-	-	-	780
Operating income after patent related income	1,382	543	2,692	3,524
Other expense	(59)	-	(59)	-
Interest income	52	78	139	160
Income from continuing operations before income taxes	1,375	621	2,772	3,684
Provision for income taxes	510	156	1,026	1,247
Income from continuing operations	865	465	1,746	2,437
Loss from discontinued operations, net of income taxes	-	(158)	-	(273)

Net income	$865	$307	$1,746	$2,164

Basic net income per share:
Basic net income per share from continuing operations	$0.04	$0.02	$0.08	$0.11
Basic net loss share from discontinued operations	0.00	(0.01)	0.00	(0.01)
Basic net income per share	$0.04	$0.01	$0.08	$0.10

Diluted net income per share:
Diluted net income per share from continuing operations	$0.04	$0.02	$0.08	$0.11
Diluted net loss per share from discontinued operations	0.00	(0.01)	0.00	(0.01)
Diluted net income per share	$0.04	$0.01	$0.08	$0.10

Weighted-average shares – basic	22,630	22,517	22,628	22,514
Weighted-average shares - diluted	22,837	22,687	22,769	22,625

Comprehensive income:
Net income	$865	$307	$1,746	$2,164
Other comprehensive income (net of tax):
Unrealized gains (losses) on available for sale securities	37	(38)	121	20
Comprehensive income	$902	$269	$1,867	$2,184

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net income	$1,746	$2,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269	217
Stock-based compensation	322	227
Amortization of premium on investments	-	10
Deferred tax provision on other comprehensive income	(79)	-
Loss on sale of investments	59	-
Changes in assets and liabilities:
Accounts receivable	(1,312)	(279)
Receivable from patent arrangement	-	1,121
Inventories	1,538	-
Prepaid expenses and other current assets	338	(39)
Deferred tax assets	197	259
Accounts payable	(923)	(135)
Accrued expenses, compensation, and professional	170	(92)
Accrued income taxes	88	-
Deferred revenue	270	804
Net cash provided by operating activities	2,683	4,257

Cash flows from investing activities:
Purchases of property and equipment	(101)	(110)
Sales of investments	1,432	-
Net cash provided by (used in) investing activities	1,331	(110)

Cash flows from financing activities:
Proceeds from issuance of common stock	68	46
Excess tax benefits from stock-based compensation	592	488
Payments made for taxes of employees who surrendered
shares related to unrestricted stock	(92)	-
Net cash provided by financing activities	568	534

Increase in cash and cash equivalents	4,582	4,681
Cash and cash equivalents, beginning of period	72,660	71,074

Cash and cash equivalents, end of period	$77,242	$75,755

Supplemental disclosure: Cash paid for income taxes	$2	$464

Non-cash transactions: Stock option receivables offset against proceeds from issuance of common stock	$138	$-

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

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2014, and of operations and cash flows for the interim periods ended June 30, 2014 and 2013.

The results of operations for the interim period ended June 30, 2014 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $77.2 million and $72.7 million as of June 30, 2014 and December 31, 2013, respectively. We classified our cash equivalents of $74.2 million and $68.6 million as of June 30, 2014 and December 31, 2013 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $1.5 million and $2.8 million of available-for-sale investments as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at June 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$1,463	$-	$-
Money market funds (included in cash and cash equivalents)	74,162
Total	$75,625	$-	$-

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

	June 30, 2014	December 31, 2013
Raw materials Finished goods	$63 -	$1,584 17
Total	$63	$1,601

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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income:
Income from continuing operations	$865	$465	$1,746	$2,437
Loss from discontinued operations	-	(158)	-	(273)
Net income	$865	$307	$1,746	$2,164

Shares outstanding:
Weighted-average common shares outstanding	22,630	22,517	22,628	22,514
Additional dilutive common stock equivalents	207	170	141	111
Diluted shares outstanding	22,837	22,687	22,769	22,625

Basic net income per share:
Basic net income per share from continuing operations	$0.04	$0.02	$0.08	$0.11
Basic net loss per share from discontinued operations	0.00	(0.01)	0.00	(0.01)
Basic net income per share	$0.04	$0.01	$0.08	$0.10

Diluted net income per share:
Diluted net income per share from continuing operations	$0.04	$0.02	$0.08	$0.11
Diluted net loss per share from discontinued operations	0.00	(0.01)	0.00	(0.01)
Diluted net income per share	$0.04	$0.01	$0.08	$0.10

For the three month periods ended June 30, 2014 and 2013, options to purchase 821,838 and 877,238 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

For the six month periods ended June 30, 2014 and 2013, options to purchase 821,838 and 825,338 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Cost of services	$14	$11	$15	$11
Research and development	34	27	37	27
Selling and marketing	6	5	6	5
General and administrative	239	174	264	184
Stock-based compensation expense	$293	$217	$322	$227

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

Stock Option and SAR Grant Activity. We did not grant any stock options or SARs in the three and six month periods ended June 30, 2014 and 2013.

Unrestricted Stock Grant Activity. We granted shares of unrestricted stock in 2014 and 2013 that affected financial results for the three and six month periods ended June 30, 2014 and 2013. These grants are described below.

2014 Grant.  On March 26, 2014, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares are to be issued in two equal installments shortly after June 30, 2014 and December 31, 2014, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $876,000, of which $283,000 and $302,000 were charged to expense in the three and six months ended June 30, 2014, respectively. We anticipate the remaining $574,000 will be charged to expense ratably over the remaining two quarters of 2014.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

United States	$5,295	$3,284	$10,791	$6,793
Rest of World	1,472	1,143	2,593	2,612
	$6,767	$4,427	$13,384	$9,405

There were no single foreign countries from which we derived 10% or more of total revenue in the three and six month periods ended June 30, 2014 and 2013.

G)
Recent Accounting Pronouncements.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016.  Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the new revenue standard discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of June 30, 2014.

H)
Income Taxes.  Income tax expense was $0.5 million and $0.2 for the three months ended June 30, 2014 and 2013, respectively. Income tax expense was $1.0 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. Income tax expense in the three and six month periods of 2014 and 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the six month periods ended June 30, 2014 and 2013, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.6 million and $0.5 million in the six month periods ended June 30, 2014 and 2013, respectively.  These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of June 30, 2014, we had a total of $0.9 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2013 of $4.9 million and $0.7 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.6 million and $0.5 million equity adjustments to additional paid-in capital in the six month periods ended June 30, 2014 and 2013 were related to these deferred tax assets.

I)
Discontinued Operations.  In 2013, we shut down our DSL service assurance software product line, which was previously a component of our DSL Service Assurance Segment. We completed the shutdown in the fourth quarter of 2013 and no longer have any significant continuing involvement with, or cash flows from, this product line. The results of our DSL service assurance software product line have been included in discontinued operations in the consolidated statements of income and comprehensive income. The loss from discontinued operations attributable to the DSL service assurance software product line was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$-	$423	$-	$1,061
Expenses	-	683	-	1,511
Loss before income taxes	-	(260)	-	(450)
Income tax benefit	-	102	-	177
Loss from discontinued operations	$-	($158)	$-	($273)

The consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 have been reclassified to reflect the effect of discontinued operations as set forth above.

J)	Equity

Accumulated Deficit. The changes in accumulated deficit for the six months ended June 30, 2014 were as follows (in thousands):

Balance as of December 31, 2013	($16,244)
Net income	1,746
Dividends payable	(39,906)
Balance as of June 30, 2014	($54,404)

Dividends.  On June 26, 2014, our board of directors declared a special cash dividend of $1.75 per share. The dividend was paid on July 24, 2014 to shareholders of record as of July 10, 2014.  The total dividend payment was $39.9 million.

Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification		June 30,
	2013	Decrease	Adjustments		2014

Unrealized losses on available for sale securities	($206)	$119	$59		($28)
Unrealized gains on available for sale securities	-	22	-		22
Net unrealized gains (losses) on available for sale securities	(206)	141	59	(a)	(6)
Income tax benefit (expense) on other comprehensive loss	81	(59)	(20)		2
Total accumulated other comprehensive loss, net of taxes	($125)	$82	$39		($4)

(a)	– Classified in other expense.

K)
Subsequent Event.  On July 21, 2014, we entered into an agreement to sell a portion of our patent portfolio pertaining to DSL diagnostic technology for $2.6 million to an unrelated third party. The proceeds from the sale will be reduced by $0.4 million of transaction costs, which consist primarily of fees from the law firm that assisted us in the sale.  We expect the transaction will close during the three months ended September 30, 2014.

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

Summary of Financial Results

Net income from continuing operations for the three months ended June 30, 2014 was $0.9 million, or $0.04 per diluted share, which compares to net income from continuing operations of $0.5 million, or $0.02 per diluted share, for the three months ended June 30, 2013.  Higher net income from continuing operations in the current period was primarily due to higher sales of software licenses, services and hardware products.

Net income from continuing operations for the six months ended June 30, 2014 was $1.7 million, or $0.08 per diluted share, which compares to net income from continuing operations of $2.4 million, or $0.11 per diluted share, for the six months ended June 30, 2013.  Lower net income from continuing operations in the current period was primarily due to $0.8 million of income from a patent arrangement we received in 2013 versus no such income in 2014.  Operating income before patent related income was approximately the same in both six month periods in 2014 and 2013.

Results of Operations

Software licenses. Software licenses consist of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to government customers or indirectly through channel partners.

Software license revenue increased 64% from $1.3 million in the three months ended June 30, 2013 to $2.1 million in the same three month period in 2014.  As a percentage of total revenue, software license revenue increased from 28% in the second quarter of 2013 to 31% in the current year quarter. The dollar increase in software license revenue was primarily due to: i) revenue from a biometrics software sale to an international customer; and ii) revenue from a medical imaging customer that reported higher than usual usage of our software in its products.

Software license revenue decreased 20% from $4.6 million in the six months ended June 30, 2013 to $3.7 million in the same six month period in 2014.  As a percentage of total revenue, software license revenue decreased from 49% in the first six months of 2013 to 28% in the corresponding period of 2014. The dollar decrease in software license revenue was primarily due to a comparison against a strong first quarter last year.  The first quarter of 2013 featured: i) a large license sale to a U.S. government agency; and ii) higher international license sales. The first six months of 2014 did not contain any license sales of the magnitude of last year’s U.S. government agency sale and international license sales were lower than last year.

Software maintenance.  Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 12% from $1.0 million in the three months ended June 30, 2013 to $1.2 million in the same three month period in 2014. As a percentage of total revenue, software maintenance revenue decreased from 23% in the second quarter of 2013 to 17% in the current year quarter.

Software maintenance revenue increased 11% from $2.0 million in the six months ended June 30, 2013 to $2.2 million in the same six month period in 2014. As a percentage of total revenue, software maintenance revenue decreased from 21% in the first six months of 2013 to 16% in the corresponding period of 2014.

For the three and six month periods ended June 30, 2014, the dollar increase in software maintenance revenue was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods.

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

Services increased 83% from $0.7 million in the three months ended June 30, 2013 to $1.3 million in the same three month period in 2014. As a percentage of total revenue, services increased from 16% in the second quarter of 2013 to 20% in the current year quarter.

Services increased 106% from $1.1 million in the six months ended June 30, 2013 to $2.3 million in the same six month period in 2014. As a percentage of total revenue, services increased from 12% in the first six months of 2013 to 18% in the corresponding period of 2014.

For the three and six month periods ended June 30, 2014, the dollar increase in services was primarily due to a significant project with a U.S. government customer that commenced in the third quarter of 2013 and continued into the current quarter.

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

Hardware sales increased 81% from $1.1 million in the three months ended June 30, 2013 to $2.0 million in the same three month period in 2014.  As a percentage of total revenue, hardware sales increased from 26% in the second quarter of 2013 to 30% in the current year quarter.

Hardware sales increased 315% from $1.1 million in the six months ended June 30, 2013 to $4.7 million in the same six month period in 2014.  As a percentage of total revenue, hardware sales increased from 12% in the first six months of 2013 to 35% in the corresponding period of 2014.

For the three and six month periods ended June 30, 2014, the dollar increase in hardware sales was due to an increase in units ordered by our U.S. government hardware customer.

We are unable to predict future hardware sales with any degree of certainty because: i) our contract with the government provides pricing, but does not obligate it to purchase any products until it provides us with purchase orders; and ii) forecasting our customer’s demand is difficult.

Royalties. Royalties consist primarily of royalty payments we receive under DSL silicon contracts with two customers that incorporate our silicon intellectual property (“IP”) in their DSL chipsets.  We sold our DSL IP business in 2009, but we continue to receive royalty payments from these customers.

Royalties decreased 41% from $277,000 in the three months ended June 30, 2013 to $164,000 in the same three month period in 2014. As a percentage of total revenue, royalties decreased from 6% in the second quarter of 2013 to 2% in the current year quarter.

Royalties decreased 16% from $568,000 in the six months ended June 30, 2013 to $478,000 in the same six month period in 2014. As a percentage of total revenue, royalties decreased from 6% in the first six months of 2013 to 4% in the corresponding period of 2014.

We believe it is likely that royalties will decline in future quarters.

Cost of hardware sales.  Cost of hardware sales consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales increased 73% from $0.8 million in the three months ended June 30, 2013 to $1.4 million in the same three month period in 2014.  Cost of hardware sales as a percentage of hardware sales decreased from 72% in the second quarter of 2013 to 69% in the current year quarter, which means that product gross margins increased from 28% to 31%.

Cost of hardware sales increased 307% from $0.8 million in the six months ended June 30, 2013 to $3.3 million in the same six month period in 2014.  Cost of hardware sales as a percentage of hardware sales decreased from 72% in the first six months of 2013 to 71% in the corresponding period in 2014, which means that product gross margins increased from 28% to 29%.

For the three and six month periods ended June 30, 2014, the dollar increase in cost of hardware sales was due to higher unit shipments of hardware products in the current year periods compared to the prior year periods.

Cost of Services.  Cost of services consists of engineering costs to perform customer services projects.  Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 80% from $344,000 in the three months ended June 30, 2013 to $618,000 in the same three month period in 2014. Cost of services as a percentage of services decreased from 47% in the second quarter of 2013 to 46% in the current quarter, which means that gross margins on services increased from 53% to 54%.

Cost of services increased 100% from $541,000 in the six months ended June 30, 2013 to $1.1 million in the same six month period in 2014. Cost of services as a percentage of services decreased from 48% in the first six months of 2013 to 46% in the corresponding period in 2014, which means that gross margins on services increased from 52% to 54%.

For the three and six month periods ended June 30, 2014, the dollar increase in cost of services was mainly attributable to an increase in services revenue.  For the three month period ended June 30, 2014, services revenue increased 83% and related cost of services increased 80%.  For the six month period ended June 30, 2014, services revenue increased 106% and related cost of services increased 100%.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Research and development expense	$1,400	$1,026	$2,679	$1,999
Cost of services	618	344	1,082	541
Total engineering costs	$2,018	$1,370	$3,761	$2,540

Research and development expense increased 36% from $1.0 million in the three months ended June 30, 2013 to $1.4 million in the same three month period in 2014.  As a percentage of total revenue, research and development expense decreased from 23% in the second quarter of 2013 to 21% in the corresponding period of 2014.

Research and development expense increased 34% from $2.0 million in the six months ended June 30, 2013 to $2.7 million in the same six month period in 2014.  As a percentage of total revenue, research and development expense decreased from 21% in the first six months of 2013 to 20% in the corresponding period of 2014.

As the table immediately above indicates, total engineering costs in the three and six months periods ended June 30, 2014 increased by $0.6 million and $1.2 million compared to the corresponding three and six month periods in 2013. The spending increase was primarily due to the hiring of engineering employees and contractors commencing in the second half of 2013 and continuing into the second quarter of 2014.  Our engineering headcount, not including contractors, grew from 30 employees as of June 30, 2013 to 47 employees as of June 30, 2014.  The expansion of our engineering organization was designed to provide the resources we required to: i) pursue new product development initiatives; and ii) staff customer engineering services projects.

As we described in the strategy section of our Form 10-K for the year ended December 31, 2013, we intend to introduce new products that will allow us to sell more software into biometrics systems and projects.  Our preference is to develop such products internally, however to the extent we are unable to do that, we may purchase or license technologies from third parties.  The engineering spending increase in the three and six month periods ended June 30, 2014 is a reflection of that strategy.  We anticipate that we will continue to focus our future research and development activities on enhancing our existing products and developing new products.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense increased 27% from $0.8 million in the three months ended June 30, 2013 to $1.0 million in the same three month period of 2014.  As a percentage of total revenue, sales and marketing expense decreased from 17% in the second quarter of 2013 to 14% in the corresponding period of 2014.

Sales and marketing expense increased 12% from $1.6 million in the six months ended June 30, 2013 to $1.8 million in the same six month period of 2014.  As a percentage of total revenue, sales and marketing expense decreased from 18% in the first six months of 2013 to 14% in the corresponding period of 2014.

For the three and six month periods ended June 30, 2014, the dollar increase in selling and marketing expense was primarily due to higher sales commissions on higher revenue and the addition of one sales and marketing employee in early 2014.

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

General and administrative expense increased 5% from $0.9 million in the three months ended June 30, 2013 to $1.0 million in the same three month period in 2014.  As a percentage of total revenue, general and administrative expense decreased from 21% in the second quarter of 2013 to 14% in the current year quarter. The $47,000 increase in general and administrative expense in the second quarter of 2014 was primarily due to an increase in stock-based compensation which was partially offset by lower patent filing expenses.

General and administrative expense increased 7% from $1.7 million in the six months ended June 30, 2013 to $1.8 million in the same three month period in 2014.  As a percentage of total revenue, general and administrative expense decreased from 18% in the first six months of 2013 to 13% in the corresponding period in 2014. The $120,000 increase in general and administrative expense in the first six months of 2014 was primarily due to an increase in stock-based compensation and higher patent filing expenses.  Patent filing expenses in the first quarter of 2013 were reduced by a credit from our law firm related to 2012.

Income from patent arrangement. In December 2010, we entered into an arrangement with an unaffiliated third party under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. There was no income from this arrangement in the three months ended June 30, 2014 and 2013. In the six months ended June 30, 2014 and 2013, we recorded $0 and $0.8 million of income, respectively. We are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Other expense.  We recorded $59,000 of other expense in the three months ended June 30, 2014.  This amount represented realized losses on sales and calls of high yield bond investments.

Interest income.  Interest income decreased 33% from $78,000 in three months ended June 30, 2013 to $52,000 in the same three month period in 2014.

Interest income decreased 13% from $160,000 in the six months ended June 30, 2013 to $139,000 in the same six month period in 2014.

For the three and six month periods, the dollar decrease in interest income was primarily due to lower levels of high yield bond investments in 2014 as compared to 2013.

Income taxes.  Income tax expense was $0.5 million and $0.2 for the three months ended June 30, 2014 and 2013, respectively. Income tax expense was $1.0 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. Income tax expense in the three and six month periods of 2014 and 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the six month periods ended June 30, 2014 and 2013, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.6 million and $0.5 million in the six month periods ended June 30, 2014 and 2013, respectively.  These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of June 30, 2014, we had a total of $0.9 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2013 of $4.9 million and $0.7 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.6 million and $0.5 million equity adjustments to additional paid-in capital in the six month periods ended June 30, 2014 and 2013 were related to these deferred tax assets.

Loss from discontinued operations.  Loss from discontinued operations reflects operating results from our DSL service assurance software product line that we shutdown during 2013. The loss from such discontinued operations was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$-	$423	$-	$1,061
Expenses	-	683	-	1,511
Loss before income taxes	-	(260)	-	(450)
Income tax benefit	-	102	-	177
Loss from discontinued operations	$-	($158)	$-	($273)

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents of $77.2 million, which represented an increase of $4.6 million from December 31, 2013. The increase in cash was primarily due to $2.7 million of cash provided by operations, $1.3 million of cash provided by investing activities, and $0.6 million of cash provided by financing activities.

Cash provided by investing activities of $1.3 million consisted of $1.4 million from sales of investments which was partially offset by $0.1 million of capital spending.

Cash provided by financing activities of $0.6 million consisted of: i) $592,000 of excess tax benefits from stock-based compensation; and ii) $68,000 of proceeds from the exercise of stock options. Cash provided by these two activities was partially offset by $92,000 of cash used to pay income taxes for employees who surrendered shares in connection with stock grants.

On July 24, 2014, we paid a special cash dividend of $1.75 per share, which used $39.9 million of cash.

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

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at June 30, 2014 consisted of two elements:

1.
Cash and cash equivalents. As of June 30, 2014, our cash and cash equivalents of $77.2 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of June 30, 2014, our investments of $1.5 million were invested in high yield bonds with three corporate debt issuers, which mature in 2017 and 2018.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the three to four year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

Exhibit 101*
The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:  (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2014 and June 30, 2013, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and June 30, 2013, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: July 25, 2014	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: July 25, 2014	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)

