Form 10-Q
period 2014-09-30
AWARE INC /MA/
filed 2014-10-24
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended September 30, 2014

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
Large Accelerated Filer ☐    Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO  ☒

Indicate the number of shares outstanding of the issuer’s common stock as of October 20, 2014:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,804,720 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$43,507	$72,660
Accounts receivable, net	3,950	4,582
Inventories	2	1,601
Deferred tax assets	214	383
Prepaid expenses and other current assets	435	695
Total current assets	48,108	79,921

Property and equipment, net	5,374	5,582
Investments	1,362	2,754
Long term deferred tax assets	729	762
Other assets	225	310
Total assets	$55,798	$89,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$179	$1,516
Accrued expenses	100	108
Accrued compensation	600	571
Accrued professional	155	118
Accrued income taxes	57	-
Deferred revenue	2,622	1,848
Total current liabilities	3,713	4,161

Long-term deferred revenue	76	18

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,804,720 as of September 30, 2014 and 22,574,251 as of December 31, 2013	228	226
Additional paid-in capital	103,657	101,293
Accumulated other comprehensive loss	(71)	(125)
Accumulated deficit	(51,805)	(16,244)
Total stockholders’ equity	52,009	85,150

Total liabilities and stockholders’ equity	$55,798	$89,329

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Software licenses	$3,077	$2,268	$6,759	$6,860
Software maintenance	1,085	933	3,282	2,914
Services	1,585	943	3,931	2,080
Hardware sales	132	-	4,813	1,129
Royalties	148	170	626	737
Total revenue	6,027	4,314	19,411	13,720

Costs and expenses:
Cost of hardware sales	90	-	3,403	813
Cost of services	615	494	1,697	1,035
Research and development	1,381	1,043	4,060	3,042
Selling and marketing	973	817	2,813	2,466
General and administrative	940	922	2,719	2,580
Total costs and expenses	3,999	3,276	14,692	9,936

Patent related income	2,127	-	2,127	780

Operating income	4,155	1,038	6,846	4,564
Other income (expense)	-	27	(59)	27
Interest income	43	80	182	239
Income from continuing operations before income taxes	4,198	1,145	6,969	4,830
Provision for income taxes	1,599	355	2,625	1,603
Income from continuing operations	2,599	790	4,344	3,227
Loss from discontinued operations, net of income taxes	-	(1,943)	-	(2,216)

Net income (loss)	$2,599	($1,153)	$4,344	$1,011

Basic net income (loss) per share:
Basic net income per share from continuing operations	$0.11	$0.04	$0.19	$0.14
Basic net loss share from discontinued operations	0.00	(0.09)	0.00	(0.10)
Basic net income (loss) per share	$0.11	($0.05)	$0.19	$0.04

Diluted net income (loss) per share:
Diluted net income per share from continuing operations	$0.11	$0.04	$0.19	$0.14
Diluted net loss per share from discontinued operations	0.00	(0.09)	0.00	(0.10)
Diluted net income (loss) per share	$0.11	($0.05)	$0.19	$0.04

Weighted-average shares - basic	22,804	22,571	22,687	22,533
Weighted-average shares - diluted	22,893	22,571	22,781	22,623

Comprehensive income (loss):
Net income (loss)	$2,599	($1,153)	$4,344	$1,011
Other comprehensive income (net of tax):
Unrealized gains (losses) on available for sale securities	(67)	(26)	54	(6)
Comprehensive income (loss)	$2,532	($1,179)	$4,398	$1,005

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$4,344	$1,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405	325
Stock-based compensation	619	445
Gain on sale of patent assets	(2,127)	-
Deferred tax provision on other comprehensive income	(44)	-
(Gain) loss on sale of investments	59	(27)
Loss on disposal of property and equipment	-	27
Amortization of premium/(discount) on investments	(1)	13
Changes in assets and liabilities:
Accounts receivable	632	703
Receivable from patent arrangement	-	1,121
Inventories	1,599	-
Prepaid expenses and other current assets	260	(565)
Deferred tax assets	202	185
Accounts payable	(1,337)	(85)
Accrued expenses, compensation, and professional	58	(261)
Accrued income taxes	57	-
Due to customers	-	3,732
Deferred revenue	832	(954)
Net cash provided by operating activities	5,558	5,670

Cash flows from investing activities:
Purchases of property and equipment	(112)	(117)
Proceeds from the sale of property and equipment	-	24
Purchases of investments	-	(2,008)
Sales of investments	1,432	1,064
Proceeds from sale of patent assets, net	2,127	-
Purchase of other assets	-	(201)
Net cash provided by (used in) investing activities	3,447	(1,238)

Cash flows from financing activities:
Proceeds from issuance of common stock	491	46
Payment of dividends	(39,905)	-
Excess tax benefits from stock-based compensation	1,461	(63)
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(205)	(71)
Net cash used in financing activities	(38,158)	(88)

Increase/(decrease) in cash and cash equivalents	(29,153)	4,344
Cash and cash equivalents, beginning of period	72,660	71,074

Cash and cash equivalents, end of period	$43,507	$75,418

Supplemental disclosure: Cash paid for income taxes	$617	$535

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

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2014, and of operations and cash flows for the interim periods ended September 30, 2014 and 2013.

The results of operations for the interim period ended September 30, 2014 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $43.5 million and $72.7 million as of September 30, 2014 and December 31, 2013, respectively. We classified our cash equivalents of $34.3 million and $68.6 million as of September 30, 2014 and December 31, 2013 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $1.4 million and $2.8 million of available-for-sale investments as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at September 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$1,362	$-	$-
Money market funds (included in cash and cash equivalents)	34,289
Total	$35,651	$-	$-

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

	September 30, 2014	December 31, 2013
Raw materials	$2	$1,584
Finished goods	-	17
Total	$2	$1,601

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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income:
Income from continuing operations	$2,599	$790	$4,344	$3,227
Loss from discontinued operations	-	(1,943)	-	(2,216)
Net income (loss)	$2,599	$(1,153)	$4,344	$1,011

Shares outstanding:
Weighted-average common shares outstanding	22,804	22,571	22,687	22,533
Additional dilutive common stock equivalents	89	-	94	90
Diluted shares outstanding	22,893	22,571	22,781	22,623

Basic net income (loss) per share:
Basic net income per share from continuing operations	$0.11	$0.04	$0.19	$0.14
Basic net loss per share from discontinued operations	0.00	(0.09)	0.00	(0.10)
Basic net income (loss) per share	$0.11	$(0.05)	$0.19	$0.04

Diluted net income (loss) per share:
Diluted net income per share from continuing operations	$0.11	$0.04	$0.19	$0.14
Diluted net loss per share from discontinued operations	0.00	(0.09)	0.00	(0.10)
Diluted net income (loss) per share	$0.11	$(0.05)	$0.19	$0.04

For the three month period ended September 30, 2013, common stock equivalents of 111,349 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive.

For the three month periods ended September 30, 2014 and 2013, options to purchase 40,834 and 825,338 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

For the nine month periods ended September 30, 2014 and 2013, options to purchase 40,834 and 825,338 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Cost of services	$15	$12	$30	$23
Research and development	34	26	71	53
Selling and marketing	6	5	12	10
General and administrative	242	174	506	359
Stock-based compensation expense	$297	$217	$619	$445

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

Stock Option and SAR Grant Activity. We did not grant any stock options or SARs in the three and nine month periods ended September 30, 2014 and 2013.

Unrestricted Stock Grant Activity. We granted shares of unrestricted stock in 2014 and 2013 that affected financial results for the three and nine month periods ended September 30, 2014 and 2013. These grants are described below.

2014 Grant.  On March 26, 2014, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares are to be issued in two equal installments shortly after June 30, 2014 and December 31, 2014, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $876,000, of which $287,000 and $589,000 were charged to expense in the three and nine months ended September 30, 2014, respectively. We anticipate the remaining $287,000 will be charged to expense in the fourth quarter of 2014.

We issued shares related to the first installment of this grant as follows: 58,769 net shares of common stock were issued in early July 2014 after employees surrendered 17,231 shares for which we paid $113,000 of withholding taxes on their behalf.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

United States	$4,154	$2,529	$14,945	$9,323
Saudi Arabia	39	524	117	613
Rest of World	1,834	1,261	4,349	3,784
	$6,027	$4,314	$19,411	$13,720

Revenue by product group for the three and nine months ended September 30, 2014 and 2013 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Biometrics	$5,510	$3,803	$17,720	$11,997
Imaging	369	341	1,065	986
DSL royalties	148	170	626	737
	$6,027	$4,314	$19,411	$13,720

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

With the exception of the new revenue standard discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of September 30, 2014.

H)
Income Taxes.  Income tax expense was $1.6 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively. Income tax expense was $2.6 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. Income tax expense in the three and nine month periods of 2014 and 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the nine month period ended September 30, 2014, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $1.5 million in the nine month period ended September 30, 2014. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of September 30, 2014, we had a total of $0.9 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2013 of $4.9 million and $0.7 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $1.5 equity adjustment to additional paid-in capital in the nine month period ended September 30, 2014 was related to these deferred tax assets.

In the third quarter of 2014, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$-	$156	$-	$1,217
Expenses	-	3,355	-	4,866
Loss before income taxes	-	(3,199)	-	(3,649)
Income tax benefit	-	1,256	-	1,433
Loss from discontinued operations	$-	$(1,943)	$-	$(2,216)

The consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 have been reclassified to reflect the effect of discontinued operations as set forth above.

J)	Equity

Accumulated Deficit. The changes in accumulated deficit for the nine months ended September 30, 2014 were as follows (in thousands):

Balance as of December 31, 2013	($16,244)
Net income	4,344
Dividends paid	(39,905)
Balance as of September 30, 2014	($51,805)

Dividends.  On June 26, 2014, our board of directors declared a special cash dividend of $1.75 per share. The dividend was paid on July 24, 2014 to shareholders of record as of July 10, 2014.  The total dividend payment was $39.9 million.

Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification		September 30,
	2013	Decrease	Adjustments		2014

Unrealized losses on available for sale securities	($206)	$26	$59		($121)
Unrealized gains on available for sale securities	-	13	-		13
Net unrealized gains (losses) on available for sale securities	(206)	39	59	(a)	(108)
Income tax benefit (expense) on other comprehensive loss	81	(24)	(20)		37
Total accumulated other comprehensive loss, net of taxes	($125)	$15	$39		($71)

(a)	– Classified in other expense.

K)	Patent related income. Patent related income in 2014 and 2013 consists of the following:

Three and nine months ended September 30, 2014.  On July 21, 2014, we entered into an agreement to sell a portion of our patent portfolio pertaining to DSL diagnostic technology for $2.6 million to an unrelated third party. The proceeds from the sale were reduced by $0.5 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on August 1, 2014 and a gain of $2.1 million was included in our financial results for the three and nine months ended September 30, 2014.

The DSL diagnostic technology in the patents we sold in August 2014 was related to our DSL Service Assurance business that we shut down in 2012 and 2013 and reported in discontinued operations in those periods. We do not consider our patent related activities to be a component of the operating business from which the underlying technology was derived, but rather as a component of corporate general and administrative expenses.  Accordingly the gain on the sale of these patents was reported in income from continuing operations pursuant to ASC 360, Impairment or Disposal of Long-Lived Assets, and Rule 5-03 of Regulation S-X.

Nine months ended September 30, 2013. In the nine months ended September 30, 2013, we recorded $0.8 million of income from a patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  Such third party has engaged in various patent monetization activities, including enforcement, litigation and licensing.

We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because:
i)
The claims in one of the patents we assigned were rejected by the United States Patent Office (“USPTO”) in May 2013. The USPTO’s Patent Trial & Appeal Board (“PTAB”) affirmed the USPTO decision in June 2014.  The PTAB decision is currently under appeal to the Federal Circuit, and

ii)	Notwithstanding the outcome in the Federal Circuit, we do not know whether any patent monetization efforts by the third party will be successful.

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

Summary of Financial Results

Net income from continuing operations for the three months ended September 30, 2014 was $2.6 million, or $0.11 per diluted share, which compares to net income from continuing operations of $0.8 million, or $0.04 per diluted share, for the three months ended September 30, 2013.  Higher net income from continuing operations in the current three month period was primarily due to: i) a $1.0 million increase in operating income from our biometrics business operations; and ii) a $2.1 million increase in patent related income. The $1.0 million increase in operating income from biometrics was driven by higher software license and service revenue, which was partially offset by higher operating expenses.

Net income from continuing operations for the nine months ended September 30, 2014 was $4.3 million, or $0.19 per diluted share, which compares to net income from continuing operations of $3.2 million, or $0.14 per diluted share, for the nine months ended September 30, 2013.  Higher net income from continuing operations in the current nine month period was primarily due to: i) a $0.9 million increase in operating income from our biometrics business operations; and ii) a $1.3 million increase in patent related income.  The $0.9 million increase in operating income from biometrics was driven by higher hardware and service revenue, which was partially offset by higher operating expenses.

Results of Operations

Software licenses. Software licenses consist of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to government customers or indirectly through channel partners.

Software license revenue increased 36% from $2.3 million in the three months ended September 30, 2013 to $3.1 million in the same three month period in 2014.  As a percentage of total revenue, software license revenue decreased from 53% in the third quarter of 2013 to 51% in the current year quarter. The dollar increase in software license revenue was primarily due to a large sale to a U.S. government agency.  We also began to derive revenue from some of our new products this quarter.

Software license revenue decreased 1% from $6.9 million in the nine months ended September 30, 2013 to $6.8 million in the same nine month period in 2014.  As a percentage of total revenue, software license revenue decreased from 50% in the first nine months of 2013 to 35% in the corresponding period of 2014. The slight dollar decrease in software license revenue was primarily due to a large license sale to a U.S. government agency in the first quarter of 2013, which was mostly offset by a large license sale to a U.S. government agency in the third quarter of 2014 as well as higher revenue from other 2014 biometrics projects.

Software maintenance.  Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 16% from $0.9 million in the three months ended September 30, 2013 to $1.1 million in the same three month period in 2014. As a percentage of total revenue, software maintenance revenue decreased from 22% in the third quarter of 2013 to 18% in the current year quarter.

Software maintenance revenue increased 13% from $2.9 million in the nine months ended September 30, 2013 to $3.3 million in the same nine month period in 2014. As a percentage of total revenue, software maintenance revenue decreased from 21% in the first nine months of 2013 to 17% in the corresponding period of 2014.

For the three and nine month periods ended September 30, 2014, the dollar increase in software maintenance revenue was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods.

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

Services increased 68% from $0.9 million in the three months ended September 30, 2013 to $1.6 million in the same three month period in 2014. As a percentage of total revenue, services increased from 22% in the third quarter of 2013 to 26% in the current year quarter.

Services increased 89% from $2.1 million in the nine months ended September 30, 2013 to $3.9 million in the same nine month period in 2014. As a percentage of total revenue, services increased from 15% in the first nine months of 2013 to 20% in the corresponding period of 2014.

For the three and nine month periods ended September 30, 2014, the dollar increase in services was primarily due to a significant project with a U.S. government customer that commenced in the third quarter of 2013 and continued into the current quarter.

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

Hardware sales increased from $0 in the three months ended September 30, 2013 to $0.1 million in the same three month period in 2014.  As a percentage of total revenue, hardware sales increased from 0% in the third quarter of 2013 to 2% in the current year quarter.

Hardware sales increased 326% from $1.1 million in the nine months ended September 30, 2013 to $4.8 million in the same nine month period in 2014.  As a percentage of total revenue, hardware sales increased from 8% in the first nine months of 2013 to 25% in the corresponding period of 2014.

For the three and nine month periods ended September 30, 2014, the dollar increase in hardware sales was due to an increase in units ordered by our U.S. government hardware customer.

We are unable to predict future hardware sales with any degree of certainty because: i) our contract with the government provides pricing, but does not obligate it to purchase any products until it provides us with purchase orders; and ii) forecasting our customer’s demand is difficult.

Royalties. Royalties consist primarily of royalty payments we receive under DSL silicon contracts with two customers that incorporate our silicon intellectual property (“IP”) in their DSL chipsets.  We sold our DSL IP business in 2009, but we continue to receive royalty payments from these customers.  Royalties are reported in continuing operations in accordance with ASC 205, Reporting Discontinued Operations, because we have continuing ongoing cash flows from this business.

Royalties decreased 13% from $170,000 in the three months ended September 30, 2013 to $148,000 in the same three month period in 2014. As a percentage of total revenue, royalties decreased from 4% in the third quarter of 2013 to 2% in the current year quarter.

Royalties decreased 15% from $737,000 in the nine months ended September 30, 2013 to $626,000 in the same nine month period in 2014. As a percentage of total revenue, royalties decreased from 5% in the first nine months of 2013 to 3% in the corresponding period of 2014.

We believe it is likely that royalties will decline in future quarters.

Cost of hardware sales.  Cost of hardware sales consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales increased from $0 in the three months ended September 30, 2013 to $90,000 in the same three month period in 2014.  Cost of hardware sales as a percentage of hardware sales was 68% in the current year quarter, which means that product gross margins were 32%.

Cost of hardware sales increased 318% from $0.8 million in the nine months ended September 30, 2013 to $3.4 million in the same nine month period in 2014.  Cost of hardware sales as a percentage of hardware sales decreased from 72% in the first nine months of 2013 to 71% in the corresponding period in 2014, which means that product gross margins increased from 28% to 29%.

For the three and nine month periods ended September 30, 2014, the dollar increase in cost of hardware sales was due to higher unit shipments of hardware products in the current year periods compared to the prior year periods.

Cost of Services.  Cost of services consists of engineering costs to perform customer services projects.  Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 25% from $494,000 in the three months ended September 30, 2013 to $615,000 in the same three month period in 2014. Cost of services as a percentage of services decreased from 52% in the third quarter of 2013 to 39% in the current quarter, which means that gross margins on services increased from 48% to 61%.

Cost of services increased 64% from $1.0 million in the nine months ended September 30, 2013 to $1.7 million in the same nine month period in 2014. Cost of services as a percentage of services decreased from 50% in the first nine months of 2013 to 43% in the corresponding period in 2014, which means that gross margins on services increased from 50% to 57%.

For the three and nine month periods ended September 30, 2014, the dollar increase in cost of services was attributable to an increase in services revenue.  For the three month period ended September 30, 2014, services revenue increased 68% and related cost of services increased 25%.  For the nine month period ended September 30, 2014, services revenue increased 89% and related cost of services increased 64%.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research and development expense	$1,381	$1,043	$4,060	$3,042
Cost of services	615	494	1,696	1,035
Total engineering costs	$1,996	$1,537	$5,756	$4,077

Research and development expense increased 32% from $1.0 million in the three months ended September 30, 2013 to $1.4 million in the same three month period in 2014.  As a percentage of total revenue, research and development expense decreased from 24% in the third quarter of 2013 to 23% in the corresponding period of 2014.

Research and development expense increased 33% from $3.0 million in the nine months ended September 30, 2013 to $4.1 million in the same nine month period in 2014.  As a percentage of total revenue, research and development expense decreased from 22% in the first nine months of 2013 to 21% in the corresponding period of 2014.

As the table immediately above indicates, total engineering costs in the three and nine months periods ended September 30, 2014 increased by $0.5 million and $1.7 million compared to the corresponding three and nine month periods in 2013. The spending increase was primarily due to the hiring of engineering employees and contractors in the second half of 2013 and in the first half of 2014.  Our engineering headcount, not including contractors, grew from 30 employees as of June 30, 2013 to 46 employees as of September 30, 2014.  The expansion of our engineering organization was designed to provide the resources we required to: i) pursue new product development initiatives; and ii) staff customer engineering services projects.

As we described in the strategy section of our Form 10-K for the year ended December 31, 2013, we intend to introduce new products that will allow us to sell more software into biometrics systems projects in order to grow our revenue.  Our preference is to develop such products internally, however to the extent we are unable to do that, we may purchase or license technologies from third parties.  The engineering spending increase in the three and nine month periods ended September 30, 2014 is a reflection of that strategy.  We anticipate that we will continue to focus our future research and development activities on enhancing our existing products and developing new products.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense increased 19% from $0.8 million in the three months ended September 30, 2013 to $1.0 million in the same three month period of 2014.  As a percentage of total revenue, sales and marketing expense decreased from 19% in the third quarter of 2013 to 16% in the corresponding period of 2014.

Sales and marketing expense increased 14% from $2.5 million in the nine months ended September 30, 2013 to $2.8 million in the same nine month period of 2014.  As a percentage of total revenue, sales and marketing expense decreased from 18% in the first nine months of 2013 to 14% in the corresponding period of 2014.

For the three and nine month periods ended September 30, 2014, the dollar increase in selling and marketing expense was primarily due to higher sales commissions on higher revenue and the addition of one sales and marketing employee in early 2014.

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

General and administrative expense increased 2% from $922,000 in the three months ended September 30, 2013 to $940,000 in the same three month period in 2014.  As a percentage of total revenue, general and administrative expense decreased from 21% in the third quarter of 2013 to 16% in the current year quarter. The increase in general and administrative expense in the third quarter of 2014 was primarily due to an increase in stock-based compensation which was partially offset by lower patent filing expenses.

General and administrative expense increased 5% from $2.6 million in the nine months ended September 30, 2013 to $2.7 million in the same nine month period in 2014.  As a percentage of total revenue, general and administrative expense decreased from 19% in the first nine months of 2013 to 14% in the corresponding period in 2014. The increase in general and administrative expense in the first nine months of 2014 was primarily due to an increase in stock-based compensation.

Patent related income.  Patent related income in 2014 and 2013 consists of the following:

Three and nine months ended September 30, 2014.  On July 21, 2014, we entered into an agreement to sell a portion of our patent portfolio pertaining to DSL diagnostic technology for $2.6 million to an unrelated third party. The proceeds from the sale were reduced by $0.5 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  The transaction closed on August 1, 2014 and a gain of $2.1 million was included in our financial results for the three and nine months ended September 30, 2014.

The DSL diagnostic technology in the patents we sold in August 2014 was related to our DSL Service Assurance business that we shut down in 2012 and 2013 and reported in discontinued operations in those periods. We do not consider our patent related activities to be a component of the operating business from which the underlying technology was derived, but rather as a component of corporate general and administrative expenses.  Accordingly the gain on the sale of these patents was reported in income from continuing operations pursuant to ASC 360, Impairment or Disposal of Long-Lived Assets, and Rule 5-03 of Regulation S-X.

Nine months ended September 30, 2013. In the nine months ended September 30, 2013, we recorded $0.8 million of income from a patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  Such third party has engaged in various patent monetization activities, including enforcement, litigation and licensing.

We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because:
i)
The claims in one of the patents we assigned were rejected by the United States Patent Office (“USPTO”) in May 2013. The USPTO’s Patent Trial & Appeal Board (“PTAB”) affirmed the USPTO decision in June 2014.  The PTAB decision is currently under appeal to the Federal Circuit, and

ii)	Notwithstanding the outcome in the Federal Circuit, we do not know whether any patent monetization efforts by the third party will be successful.

Other expense.  We recorded $59,000 of other expense in the nine months ended September 30, 2014.  This amount represented realized losses on sales and calls of high yield bond investments.

Interest income.  Interest income decreased 46% from $80,000 in three months ended September 30, 2013 to $43,000 in the same three month period in 2014.

Interest income decreased 24% from $239,000 in the nine months ended September 30, 2013 to $182,000 in the same nine month period in 2014.

For the three and nine month periods, the dollar decrease in interest income was primarily due to two factors: i) lower levels of high yield bond investments in 2014 as compared to 2013; and ii) lower cash balances as a result of a $39.9 million dividend payment in July 2014.

Income taxes.   Income tax expense was $1.6 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively. Income tax expense was $2.6 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. Income tax expense in the three and nine month periods of 2014 and 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the nine month period ended September 30, 2014, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $1.5 million in the nine month period ended September 30, 2014. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of September 30, 2014, we had a total of $0.9 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2013 of $4.9 million and $0.7 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $1.5 equity adjustment to additional paid-in capital in the nine month period ended September 30, 2014 was related to these deferred tax assets.

In the third quarter of 2014, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2012.

Loss from discontinued operations.  Loss from discontinued operations reflects operating results from our DSL service assurance software product line that we shut down during 2013. The loss from such discontinued operations was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$-	$156	$-	$1,217
Expenses	-	3,355	-	4,866
Loss before income taxes	-	(3,199)	-	(3,649)
Income tax benefit	-	1,256	-	1,433
Loss from discontinued operations	$-	($1,943)	$-	($2,216)

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $43.5 million, which represented a decrease of $29.2 million from December 31, 2013. The decrease in cash was primarily due to $38.2 million of cash used by financing activities, which was partially offset by $5.6 million of cash provided by operations and $3.4 million of cash provided by investing activities.

Cash provided by investing activities of $3.4 million consisted of $1.4 million from sales of investments and $2.1 million of net proceeds from the sale of patent assets. Cash provided by these two activities was partially offset by $0.1 million of capital spending.

Cash used by financing activities of $38.2 million was primarily the result of a $39.9 million special cash dividend paid on July 24, 2014 and $0.2 million of cash used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used by these two activities was partially offset by: i) $1.5 million of excess tax benefits from stock-based compensation, and ii) $0.5 million of proceeds from the exercise of stock options.

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

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at September 30, 2014 consisted of two elements:

1.
Cash and cash equivalents. As of September 30, 2014, our cash and cash equivalents of $43.5 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of September 30, 2014, our investments of $1.4 million were invested in high yield bonds with three corporate debt issuers, which mature in 2017 and 2018.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the three to four year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

Exhibit 101*
The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:  (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and September 30, 2013, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and September 30, 2013, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: October 24, 2014	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: October 24, 2014	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)

