Form 10-K
period 2014-12-31
AWARE INC /MA/
filed 2015-02-13
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2014 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $95,635,924.

The number of shares outstanding of the registrant’s common stock as of February 5, 2015 was 22,865,565.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 20, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

ITEM 1.   BUSINESS

Company Overview

Aware, Inc. (“Aware”, “we”, “us”, “our”, or the “Company”) is a leading provider of software and services to the biometrics industry.  We have been engaged in this business since 1993.  Our software products are used in government and commercial biometrics systems to identify or authenticate people. Principal government applications of biometrics systems include border control, law enforcement, national defense, secure credentialing, access control, and background checks. Principal commercial applications include: i) user authentication for login to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings, and iv) screening and background checks of prospective employees and customers.

Our products provide interoperable, standards-compliant, field-proven biometric functionality and are used to capture, verify, format, compress and decompress biometric images as well as aggregate, analyze, process, match and transport those images within biometric systems. We sell a broad range of software products for fingerprint, facial, and iris modalities. We also offer a variety of software engineering services, including: i) project planning and management; ii) system design; iii) software design, development, customization, configuration, and testing; and iv) software integration and installation. We sell our biometrics software products and services globally through systems integrators and OEMs, and directly to end user customers.

Aware was incorporated in Massachusetts in 1986.  We are headquartered at 40 Middlesex Turnpike in Bedford, Massachusetts, and our telephone number at this address is (781) 276-4000.  Our website address is www.aware.com.  The information on our website is not part of this Form 10-K, unless expressly noted.  Our stock is traded on the Nasdaq Global Market under the symbol AWRE.

Industry Background

Biometrics is the measurement of unique, individual physiological characteristics, such as fingerprints, faces, irises, and voices that can be used to determine or verify an individual’s identity. The biometrics industry offers technology that digitally captures and encodes biometric characteristics and then compares those characteristics against previously encoded biometric data to determine or verify an individual’s identity. Biometrics addresses the limitations inherent in traditional identification and authentication processes, such as paper credentials, passwords, PIN codes and magnetic access cards.

The biometrics industry provides identification solutions for a broad range of government and commercial applications. Principal government biometrics applications include border control, law enforcement, national defense, secure credentialing, access control and background checks.  Principal commercial applications include: i) user authentication for login to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings; and iv) screening and background checks of prospective employees and customers.

We believe that government and commercial entities will continue to adopt and expand the use of biometric-enabled solutions to address the limitations and vulnerabilities of traditional identification processes. We believe the following factors, among others, will contribute to the growth of biometrics solutions:  i) government-mandated implementation of identification for employees, citizens, and foreign nationals to enhance national security; ii) military implementations for the identification of terrorists and other hostile persons; iii) increasing threats to personal security encountered in areas such as transportation; iv) government and commercial efforts to detect and reduce fraud and cybercrime; and v) the emergence and adoption of international biometrics standards.

The biometrics industry may be segmented into government and commercial sub-markets. While these markets are similar in many respects and share similar characteristics, other aspects of the markets are different.  Important factors that differentiate the government market from the commercial market include: i) principal applications; ii) solutions; and iii) suppliers. We believe that this market-based distinction is important to an understanding of Aware’s business as the vast majority of our revenue is currently derived from government customers.

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

At the national level, governments throughout the world have taken steps to improve security in response to heightened concerns over public safety from the threat of terrorism. National governments have mandated increased spending on security measures, implemented new regulations and placed greater emphasis on technology to address growing security concerns. Agencies responsible for immigration and border management use biometrics to help establish the identity of visitors. For example, the U.S. Office of Biometric Identity Management currently requires foreign visitors entering the United States to have their ten fingers scanned and a digital photograph taken to determine if they are present in a watch list. The European Union now mandates that e-passports include fingerprint data in addition to a digital photograph. The biometrics industry continues to benefit from these measures because biometric technology provides a reliable means of establishing and verifying identities.

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

Biometrics software products provide functionality that: i) captures and formats images; ii) processes and transports images, and iii) matches images. Companies that sell products in this category include: i) Aware; ii) Cognitec Systems GmbH (“Cognitec”); iii) Neurotechnology; iv) Iritech, Inc. (“Iritech”); v) Innovatrics s.r.o. (“Innovatrics”); vi) WCC Group B.V. (“WCC”); vii) Daon, Inc. (“Daon”); viii) M2Sys Technology (“M2Sys”); and ix) Agnitio S.L. (“Agnitio”).

Hardware companies that provide equipment used in biometrics systems include:

●
Biometrics-specific hardware vendors, such as: i) Cross Match Technologies, Inc. (“Cross Match”); ii) Iris ID Systems, Inc.; iii) Integrated Biometrics, LLC (“Integrated Biometrics”); and iv) Lumidigm, Inc. which was acquired by HID Global Corporation in 2014 (“HID/Lumidigm”); and

●	General purpose computer hardware companies, such as Hewlett-Packard Development Company, L.P. and Dell, Inc.

ii)
System integrators – This category of suppliers includes companies that provide system integration services. System integrators purchase hardware and software from biometrics technology vendors, such as those listed immediately above.  They then incorporate those components into customized biometrics systems that they build for their end-user customers.  System integrators include large multinationals with a broad range of expertise and the capacity to execute very large projects, as well as smaller system integrators that have more focused expertise on a particular market sector, technology, or geography.

Examples of systems integrators include: i) Northrop Grumman Corporation; ii) Lockheed Martin Corporation; iii) Science Applications International Corporation; iv) Hewlett-Packard Enterprise Services; v) International Business Machines; vi) Fujitsu Limited; vii) Computer Science Corporation; vii) Accenture plc; vii) Raytheon Company;  ix) Unisys Corporation; x) Unicom Government, Inc; and xi) Telos Corporation.

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

We believe there are three primary fully integrated solutions vendors.  They are: i) MorphoTrak and MorphoTrust, divisions of the Safran Group Company (“Safran Morpho”); ii) 3M Cogent Inc. (“3M/Cogent”); and iii) NEC Corporation (“NEC”).  We believe that these companies supply a large percentage of the government market.

Commercial market

Although the recent appearance of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are in the process of developing and evolving.   Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including: i) the performance and reliability of biometric solutions; ii) costs involved in adopting and integrating biometric solutions; iii) public concerns regarding privacy; and iv) potential privacy legislation.

Principal biometrics applications in commercial markets involve the authentication and/or identification of individuals.  Examples of such applications include:

●	User authentication for login and access to mobile devices, computers, networks, and software programs.
●	User authentication for financial transactions in the financial services industry.
●	User authentication for in-person or online purchases in the retail industry.
●	Authentication for physical access to secured buildings and perimeters.

●	Authentication of employees to access private patient information in the healthcare industry.
●	Authentication of test takers in the educational testing industry.
●	Identification of prospective customers in the financial services industry.
●	Identification of candidates for pre-employment screening and background checks.
●	Identification of patients in hospital and surgical settings.
●	Identification of undesirable customers in the gaming industry.

The types of users that may need to be authenticated or identified in commercial applications include customers, employees, suppliers, visitors, patients, or other parties wishing to gain access to information, systems, bank accounts, credit card accounts, events, devices, buildings, or organizations.

We believe that the commercial biometrics market may be further delineated into mobile and enterprise segments although that distinction is not always clear as the two segments may overlap. Notwithstanding that limitation, this distinction serves a useful purpose in describing commercial biometrics markets as of the end of 2014.

Mobile segment - The mobile segment is dominated by biometrics-enabled smartphones. Many smartphones now contain fingerprint sensors and software that can: i) enroll and encode a fingerprint image, ii) store the image in a secure area on the phone, and iii) collect a live fingerprint and match it to the stored fingerprint image. Once a biometric match is achieved, the subsequent software functions are analogous to password authentication.  This type of biometric authentication is sometimes referred to as a “1-to-1” match. Such 1-to-1 matches require less algorithmic accuracy, speed, sensor fidelity, and computer processing power than “1-to-many” matches that are used in government or enterprise applications that employ large databases of stored images.

Mobile biometrics authentication applications are largely controlled by smartphone manufacturers as this functionality is executed by smartphone operating systems and hardware, as opposed to third-party applications running on the phone. Applications running on smartphones are currently granted access to biometric authentication results, but may not necessarily have access to raw biometric samples, hardware, relevant security functions, or other smartphone capabilities. User authentication using facial or voice biometric modalities may be implemented in applications running on the phone, because these applications can make use of the camera and microphone on the device.  User authentication and payment features enabled by smartphones continue to evolve, and we expect to see further changes in smartphone functionality.

Enterprise segment - Enterprise biometric systems typically provide for more robust performance than can be achieved on smartphones. Enterprise systems have greater power, functionality, flexibility, and control than mobile systems. Similar to government biometrics systems, enterprise solutions typically operate in a client/server environment that: i) captures biometrics images on a client PC; ii) stores those images in a large database on a server, and then, when queried; iii) matches live samples against stored images.  As with passwords, there are a variety of mechanisms that may be used to secure the privacy of biometrics stored on servers. Mobile systems may be used in conjunction with enterprise systems, and we believe that evolving smartphone biometric functionality will likely have an impact on enterprise-centric biometrics systems in the future.

Another model for enterprise biometric authentication employs smart cards for storage of reference biometric images. In this model, a user must possess a smart card that contains a stored biometric image in order to achieve authentication.

There are standardization efforts being conducted by various industry consortia that may contribute to the adoption of biometrics for user authentication, with each tending to focus on a particular aspect of user authentication. These include FIDO Alliance (password enhancement), Natural Security Alliance (credit card enhancement), and NSTIC, or Natural Strategy for Trusted Identities in Cyberspace (access to online services). International standards bodies such as the Internationals Standards Organization (ISO) will likely also play a role in developing standards for biometric user authentication.  Today, these standards are in various stages of completion, and adoption can be generally considered as nascent.

Classifying commercial biometrics hardware and software suppliers into well-defined mobile/enterprise categories is an imperfect exercise as: i) commercial markets are evolving; ii) some suppliers are involved in mobile and enterprise segments; and iii) some suppliers sell multiple types of products, including hardware, software, or hardware products containing software. Subject to this limitation, the following paragraphs provide examples of commercial biometrics vendors.

Hardware suppliers include three principal types of vendors:

●
Hardware companies involved in the mobile segment of the commercial market. These companies include: i) Apple, Inc. through its acquisition of AuthenTec, Inc.; ii) Synaptics, Inc., which is a supplier to Samsung Electronics Co., Ltd; iii) Qualcomm Technologies, Inc. through its acquisition of UltraScan Corporation; and iv) Sonavation, Inc.

●
Hardware companies involved in the enterprise segment of the commercial market.  These companies include: i) DigitalPersona, Inc., which was acquired by Francisco Partners Management LLC and merged with Cross Match in 2014; ii) Integrated Biometrics; iii) HID/Lumidigm; iv) Fingerprint Cards AB; v) Suprema, Inc.; vi) Credence ID, LLC; vii) SecuGen Corporation; viii) Next Biometrics AS; and ix) Eyelock, Inc. (“Eyelock”).

●
Hardware companies focused on the access control segment of the enterprise commercial market. These companies include: i) Honeywell International, Inc.; ii) HID/Lumidigm; iii) Tyco International Ltd.; iv) Lenel Systems International Inc.; v) Stanley Security Limited; vi) IrisGuard, Inc.; and vii) Aurora Biometrics, Inc.

Commercial biometrics software suppliers include: i) Aware; ii) M2Sys; iii) Iritech; iv) Precise Biometrics AB; v) Facebanx, a subsidiary of OhHi, Ltd; vi) Agnitio; vii) VoiceTrust GmbH.; viii) Eyelock; ix) BIO-key International, Inc.; x) VoiceVault Inc.; xi) EyeVerify, Inc.; xii) NexID Biometrics LLC; and xiii) Imprivata, Inc.

In addition to supplying fully integrated solutions to government biometrics markets, Safran Morpho and 3M/Cogent also supply fully integrated biometrics solutions to commercial enterprise markets.

Products and Services

Software products

We sell a broad range of biometrics software products for fingerprint, facial, and iris modalities.  Our software products enable important functions in biometrics systems, including:

1.	Enrollment, analysis, and processing of biometrics images and data.
2.	Integration of peripheral biometric capture devices.
3.	Centralized transaction workflow and processing.
4.	Matching of biometric images to verify identity or searching biometric databases; and
5.	Analysis and processing of text-based identity data.

Our biometrics software products range from discrete software blocks that customers can use to develop their own solutions to more complete applications that customers can use to reduce or eliminate their development times. We classify our biometrics software products into four product groups, including, i) Software Development Kits; ii) BioComponentsTM; iii) Biometric Applications; and iv) Biometric Services Platform (“BioSPTM”).  Each of these product groups is described below.

1)
Software Development Kits. Our software development kits or (“SDKs”) consist of: i) multiple software libraries; ii) sample applications that show customers how to use the libraries; and iii) documentation.  Customers use our SDKs to design and develop biometrics applications. Our SDK products may be categorized into three groups: i) Enrollment; ii) Search and Matching; and iii) Identity Data Management and Analytics. These products are described below.

SDK Group 1: Enrollment SDKs.  Our suite of enrollment SDKs performs a variety of functions that are critical to biometric enrollment, including image capture, image quality assurance, image formatting, and image compression. Our enrollment SDK products include:

●
Hardware abstraction, autocapture, and quality assurance products, including: i) FastCapture with LiveScan API; ii) PreFaceTM with Camera API; iii) IrisCheckTM with IrisCam API; iv) SequenceCheckTM; and v) Quality CheckTM.

●	Biometric data formatting, validation and reading products, including: i) NISTPack; ii) ICAOPack; and iii) PIVPackTM.

●	Fingerprint, facial, and iris image compression and decompression products, including: i) Aware WSQ1000; and ii) Aware JPEG2000.

●	Biometric authentication products, including AwareXMTM.

●	Fingerprint card scanning and printing products, including: i) AccuScanTM; and ii) AccuPrintTM.

●	Mobile products for smartphones and tablets, including: i) NISTPack Mobile; ii) WSQ1000 Mobile; iii) ICAOPack Mobile; iv) PIVPackTM Mobile; and v) AwareXMTM Mobile.

●	Application specific bundles, including CaptureSuiteTM which is used for the development of applications for the capture of live scan or card scan fingerprint images.

SDK Group 2: Search and Matching SDKs.  In 2014, we introduced our Nexa™ line of biometric search and matching products for fingerprint, facial and iris images, including our Nexa|Fingerprint™, Nexa|Face™, and Nexa|Iris™ products.  These products contain algorithms that convert images into biometric templates. A biometric template is a mathematical representation of a biometric image. Templates can then be compared to image templates stored in image databases to find matches.

Each Nexa SDK can be deployed on a workstation or a server, either as a standalone biometric search/match API, or in combination with our other SDKs, applications, and BioSP product.  Our SequenceCheck, PreFace, and IrisCheck SDKs may be used in concert with Nexa libraries to perform optional quality assurance and preprocessing for enhanced fingerprint, face, and iris search and match functionality.

SDK Group 3: Identity Data Management and Analytics SDK.  In 2014, we also introduced our INQUIRE™ (INformation QUality and Identity Resolution Engine) SDK product. INQUIRE contains algorithms for text-based filtering, searching, matching, and linking functions to discover useful information in identity data. Product capabilities include: i) integrating and resolving identity-centric data across multiple data stores; ii) assessing data quality and detecting anomalies; iii) performing link analysis and relationship discovery; and iv) performing text-based pre- and post-filtering of biometric searches.

2)
BioComponents.  Our BioComponents products allow customers to develop biometric enrollment applications more quickly than if they purchased our SDKs.  Each product in the group includes a user interface and one or more software libraries that perform a discrete set of functions, such as automated image capture, quality assurance, and capture hardware integration.  BioComponents comprise modular, independent, self-contained software components that can operate either independently or in concert with one another.  Specific BioComponents products and the functions they perform are:

●	BiographicComponent enables highly configurable data entry of biographic and textual information.
●	FingerprintComponent is used to capture, verify image quality, and compress fingerprint images.
●	FaceComponent is used to capture, verify image quality, and manipulate facial images.
●	IrisComponent is used to capture, segment, and verify image quality of iris images.
●	TravelDocComponent is used to authenticate travel documents, such as passports and driver’s licenses.
●	ScanningComponent is used to scan forms such as inked fingerprint cards.
●	PrintingComponent is used for printing FBI-quality fingerprint images on cards and forms.
●	SignatureComponent is used to collect handwritten signature images from an electronic signature pad.
●	PackagingComponent allows access to the data sets from the other components.

3)
Biometric applications.  Our products in this category combine user interfaces with multiple Aware software libraries and/or BioComponents to create more complete applications that operate on client workstations or mobile devices.  Our application products and the functions they perform are:

●
Universal Registration Client (“URCTM”). URC is a configurable Windows-based application that performs a variety of biometric data capture, analysis, matching, formatting, and hardware abstraction functions.

●	URC Mobile. URC Mobile is a software application for performing biometric enrollment, identification, and screening on mobile biometric devices, such as those used by military personnel in the field.

●	FormScannerSE and FormScannerMB. These are two independent applications for scanning and processing of inked fingerprint cards.

●	FormScannerSWFT. This product is a version of FormScannerSE that is preconfigured for use in compliance with the “Secure Web Fingerprint Transmission” program of the U.S. Department of Defense.

●	Forensic Workbench. Forensic Workbench is a software application for the categorization, processing, and standards-compliant formatting of biometric images and demographic data.

●	Sequence Workbench. Sequence Workbench is a software application for the detection and assisted repair of fingerprint records containing sequence errors.

●	WebEnroll. WebEnroll provides a reference application that uses BioComponents for browser-based enrollment of biographic data, fingerprints, facial images, and iris images.

4)
Biometric Services Platform (BioSP).  Our Biometric Services Platform, or BioSP product, is a service-oriented application used to enable biometric data processing and management. BioSP is suited for applications that require the collection of biometrics throughout a distributed network.  BioSP is designed to be modular, programmable, scalable, and secure.  It is used to manage transaction workflow, including messaging, submissions, responses, and logging.

Key BioSP features and functionality include:

●	automated biometric image and data analysis, processing, formatting, quality assurance, and reporting.
●	web services in support of a scalable, secure, service-oriented architecture.
●	integration of biometric functions with other enterprise systems such as identity management, access management, card management, and AFIS/ABIS.
●	1-to-1 and 1-to-many biometric matching for verification, identification, and duplicate checking.
●	centralized system administration and user management.
●	advanced reporting capabilities for fast troubleshooting of biometric capture problems.
●	centralized configuration, distribution, and management of enrollment client software.
●	support for fingerprint, facial, iris, and palm modalities.

In addition to our biometrics software products, we also sell products used in applications involving medical and advanced imaging. Our principal imaging product is Aware JPEG 2000.  Our JPEG 2000 image compression software may be used for a variety of applications where compression and decompression of still imagery is required.  Sales of imaging software products represented 7% of total revenue in 2014.

Software maintenance

We also sell software maintenance contracts to many of our customers who purchase software licenses.  These contracts typically have a one year term during which customers have the right to receive technical support and software updates, if and when they become available.  Customers tend to renew maintenance contracts during the period of time that our software is being used in their biometrics systems.

Services

We offer a variety of software engineering services, including: i) project planning and management; ii) system design; iii) software design, development, customization, configuration, and testing; and iv) software integration and installation.  Services are typically, but not always, sold in conjunction with software licenses.

Service engagement deliverables may include: i) custom-designed software products; ii) custom-configured versions of existing software products; iii) one or more subsystems comprised of software products that are integrated within a larger system; or iv) complete software solutions.  In some cases, the software resulting from service engagements may form the basis for new or improved Aware software products.

Our customers for services include: i) government agencies; ii) large multinational systems integrators; iii) smaller systems integrators with a particular market, technology or geographic focus; and iv) commercial providers of products, solutions, and services.  We provide services directly to end-users or indirectly to end-users through systems integrators.  When we provide services to systems integrators, they are often engaged with the end-user as a prime contractor and are responsible for delivery of a complete solution, in which case we typically serve as a subcontractor assigned a subset of the total scope of work.

The scope of our services projects varies.  A small project might involve configuration and testing of a single software product, taking a small team one month or less.  A large project might involve delivery of a more complex solution comprised of multiple products and subsystems, requiring a larger team to conduct project management, system design, software customization and integration, and taking up to one year or more.  Some projects are followed by subsequent projects that serve to change or extend the features and functionality of the initial system.

Hardware products

We developed a biometrics software system for a U.S. government customer under a Small Business Innovation Research (“SBIR”) contract that began in 2008 and ended in early 2013.  When the software development project ended in early 2013, we entered into a separate contract to supply hardware products incorporating the developed software.  Hardware products sold to this customer integrate the developed software with: i) hardware purchased from third parties; ii) software purchased from third parties; and iii) some of our biometrics software products.  While other customers could theoretically purchase the hardware products developed for this customer, we believe that it is unlikely that they will do so, because of the highly customized nature of the products.

Sales and Marketing

As of December 31, 2014, we had a total of 11 employees in our sales and marketing organization. In addition to our employee sales staff, we also engage third party sales agents to represent our products in various foreign countries.

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

All of our revenue in 2014, 2013, and 2012 was derived from unaffiliated customers. Revenue from the U.S. Navy represented 24%, 21%, and 5% of total revenue during 2014, 2013, and 2012, respectively. Revenue from the U.S. Marine Corps represented 10%, 3%, and 0% of total revenue during 2014, 2013, and 2012, respectively. No other customer represented 10% or more of total revenue in any of those years.

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

Our strategy for growing our biometrics business may include one or more of the following elements:

i)
Product strategy – Our product strategy is to offer more complete biometrics solutions. We believe this strategy will allow us to us to sell more software and services into biometrics projects. We recognized the need to make this transition several years ago and began developing products to enable this strategy.

Our strategy to offer complete solutions involves:

●
Product line expansion - Our aim is to expand our product portfolio by adding new products and increasing the functionality of existing products using our internal engineering teams.  This means we may add resources to our engineering staff.  To the extent we are unable to develop critical new technologies internally, we may purchase or license such technologies from third parties. Alternatively, we may also acquire biometrics companies provided we believe the acquisition cost is reasonable relative to the estimated future revenue and profits the acquired company may produce.

●
Engineering services – We believe that services are an important element of our strategy to sell complete solutions. We intend to have adequate engineering resources on hand to ensure that we can staff projects with the technical expertise we need to win new projects.

ii)
Market strategy – Our market strategy is to continue to focus on our legacy government biometrics market and expand into new commercial biometrics markets. Historically our revenue has been primarily derived from the government biometrics market and we intend to continue our focus there.

We believe the evolution of commercial markets over the past year may present opportunities to us.  While it is unlikely that we will pursue opportunities in the mobile segment of the market, we are beginning see opportunities in the enterprise segment.  The requirements of the enterprise segment appear to be well suited to our technology, products, and expertise.

iii)
Sales strategy – While the United States remains a large market, we believe there are attractive growth opportunities in international markets. We intend to continue our focus on international markets and pursue opportunities there through additions to our sales staff, as well as through the use of third party sales agents.

As we attempt to grow our biometrics business, we may make investments in growth initiatives, such as those described above, that may cause our profitability to decline in the near term.

Our strategy does not include growing biometrics hardware revenue.  Hardware revenue in 2014 and 2013 represents an accommodation to an important customer.  It is unlikely that we will have meaningful sales of hardware in future periods as this customer appears to have completed the bulk of its purchasing.

Backlog

We had $5.0 million of backlog on December 31, 2014. Backlog included: i) $3.2 million of software license and service revenue that was scheduled for delivery in the first nine months of 2015; and ii) $1.8 million of software maintenance revenue that will be recognized from deferred revenue during 2015. There was no hardware revenue or royalties included in backlog at December 31, 2014.

Research and Development

Our research and development activities are focused on enhancing our existing products and developing new products.  Our engineering organization is based in Bedford, Massachusetts.  As of December 31, 2014, we had an engineering staff of 48 employees, representing 69% of our total employee staff.

During the years ended December 31, 2014, 2013, and 2012, research and development expenses totaled $5.5 million, $4.1 million, and $3.5 million, respectively.  We expect that we will continue to invest substantial funds in research and development activities.

Patents and Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights.  We have an active program to protect our proprietary technology through the filing of patents.  As of December 31, 2014, we had approximately 40 U.S. and foreign patents and approximately 49 pending patent applications.  Our patents and patent applications pertain primarily to biometrics and imaging compression.

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

Employees

At December 31, 2014, we employed 70 people, including 48 in engineering, 11 in sales and marketing, and 11 in finance and administration.  Of these employees, 67 were based in Massachusetts.  None of our employees are represented by a labor union.  We consider our employee relations to be good.

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

DSL Discontinued Operations

From the early 1990s until 2013, we were engaged in the Digital Subscriber Line (“DSL”) industry. We sold the assets of our DSL semiconductor intellectual property business in 2009, and shut down our DSL service assurance hardware and software businesses in 2012 and 2013, respectively. Results from the shutdown of our DSL service assurance businesses were reported in discontinued operations in the years ended December 31, 2013 and 2012.

Notwithstanding the sale of DSL semiconductor intellectual property assets in 2009, we continue to receive royalty payments from two customers.  DSL royalties are reported in continuing operations in accordance with ASC 205-20, Reporting Discontinued Operations, because we have continuing cash flows from this business.  DSL royalties have been declining in recent years and represented approximately 3% of total revenue in 2014.  We expect royalties will continue to decline in future periods.

Segment Information; Financial Information About Geographic Areas

We organize ourselves into a single segment that reports to the chief operating decision makers.  Summaries of revenue by geographic regions and revenue by product group are set forth in Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

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

A significant commercial market for biometrics technology may not develop, and, even if it does, there can be no assurance our biometrics technology will be successful.

A component of our strategy to grow revenue includes expansion into commercial markets. To date, biometrics technology has received only limited acceptance in such markets.   Although the recent appearance of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are in the process of developing and evolving.   Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including: i) the performance and reliability of biometric solutions; ii) costs involved in adopting and integrating biometric solutions; iii) public concerns regarding privacy; and iv) potential privacy legislation.

For these reasons, we are uncertain whether there will be significant demand for biometrics technology from commercial markets. Moreover, even if there is significant demand, there can be no assurance that our biometrics products will achieve market acceptance.

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

Hardware revenue is likely to decline in future periods.

In the years ended December 31, 2014 and 2013, we had hardware revenue of $4.9 million and $3.2 million respectively.  Gross profit on hardware revenue was $1.4 million and $0.8 million in 2014 and 2013, respectively.

Hardware revenue consisted of sales of biometrics equipment to a single U.S. government customer.  While we are unable to predict future hardware sales with any degree of certainty, future orders from this customer may be minimal as we believe that the bulk of its purchases may have already occurred.  We have no hardware orders in backlog as of December 31, 2014.  If we are unable to replace the lost gross profit on hardware revenue with sales of other products and services in future periods, our operating results will be adversely affected.

We face intense competition from other biometrics solutions providers.

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications that currently compete with or will compete directly with our offerings.  We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase.  Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

●
Diversified technology providers that offer integrated biometrics solutions to governments, law enforcement agencies and other organizations.  This group of competitors includes companies such as Safran Morpho, 3M/Cogent, and NEC.

●
Component providers that offer biometrics software and hardware components for fingerprint, facial, and iris biometric identification.  This group of competitors includes companies such as Cognitec; Neurotechnology; Iritech; Innovatrics; WCC; Daon; and M2Sys.

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

We may have additional tax liabilities.

We are subject to income taxes in the United States. Significant judgments are required in determining our provisions for income taxes. In the course of preparing our tax provisions and returns, we must make calculations where the ultimate tax determination may be uncertain. Our tax returns are subject to examination by the Internal Revenue Service (“IRS”) and state tax authorities. The IRS is currently examining our tax return for the year ended December 31, 2012. There can be no assurance as to the outcome of these examinations. If the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE.  The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated from January 1, 2013 to December 31, 2014.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014
High	$6.70	$6.70	$6.79	$5.02
Low	5.27	5.02	3.50	3.46

2013
High	$6.25	$5.65	$5.64	$6.14
Low	4.58	4.50	4.80	5.06

As of February 5, 2015, we had approximately 106 shareholders of record.  This number does not include shareholders from whom shares were held in a “nominee” or “street” name.  In 2014, we paid a special cash dividend of $1.75 per share on July 24, 2014.  We paid no dividends in 2013.  In 2012, we paid a special cash dividend of $1.15 per share on May 25, 2012 and another special cash dividend of $1.80 per share on December 17, 2012.  We anticipate that we will continue to reinvest any earnings to finance future operations although we may also pay additional special cash dividends if our board of directors deems it appropriate.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2014.

Stock Performance Graph

The following stock performance graph compares the performance of Aware’s cumulative stockholder return with that of a broad market index, the Nasdaq Composite Index, and a published industry index, the RDG Technology Composite Index.  The cumulative stockholder returns for shares of Aware’s common stock and for the market and industry indices are calculated assuming $100 was invested on December 31, 2009.  Aware paid special cash dividends of $0.00, $0.00, $2.95, $0.00, and $1.75 per share in 2010, 2011, 2012, 2013, and 2014, respectively.  The performance of the market and industry indices is shown on a total return, or dividend reinvested, basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aware, Inc., the NASDAQ Composite Index, and the RDG Technology Composite Index

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Value of Investment ($)
	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Aware, Inc.	$100.00	$101.43	$107.14	$312.06	$347.94	$349.02
Nasdaq Composite Index	100.00	117.61	118.70	139.00	196.83	223.74
RDG Technology Composite Index	100.00	111.01	110.85	126.07	167.16	193.22

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated financial statements for the fiscal years ended December 31, 2014, 2013 and 2012 are derived from the consolidated financial statements included elsewhere in this Form 10-K. The data for fiscal years ended December 31, 2011 and 2010 are derived from previously filed consolidated financial statements.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our historical consolidated financial statements, and the related notes to the consolidated financial statements, which can be found in Item 7 and Item 8.

Year ended December 31,	2014	2013	2012	2011	2010
	(in thousands, except per share data)

Statements of Comprehensive Income Data
Revenue	$23,720	$19,357	$17,304	$16,199	$12,975
Patent related income	2,127	780	87,515	-	-
Operating income (loss)	7,089	5,318	92,558	3,500	(360)
Income from continuing operations	4,583	3,752	72,383	3,581	154
Income (loss) from discontinued operations, net of income taxes	-	(1,156)	(76)	(1,014)	26
Net income	4,583	2,596	72,307	2,567	180
Net income per share – basic	$0.20	$0.12	$3.32	$0.12	$0.01
Net income per share – diluted	$0.20	$0.11	$3.28	$0.12	$0.01

Balance Sheet Data
Cash and cash equivalents	$43,985	$72,660	$71,074	$46,577	$39,949
Working capital	44,745	75,760	73,358	48,069	43,818
Total assets	55,893	89,329	85,854	57,851	53,400
Total liabilities	3,504	4,179	3,958	3,276	3,517
Total stockholders’ equity	52,389	85,150	81,896	54,575	49,883

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of income and comprehensive income stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2014	2013	2012
Software licenses	36%	43%	55%
Software maintenance	18	20	18
Services	22	16	15
Hardware	21	16	-
Royalties	3	5	12
Total revenue	100	100	100

Costs and expenses:
Cost of hardware	15	12	-
Cost of services	10	8	9
Research and development	23	21	20
Selling and marketing	16	18	20
General and administrative	15	18	22
Total costs and expenses	79	77	71

Patent related income	9	4	506

Operating income	30	27	535
Other income (expense)	-	-	-
Interest income	-	2	1
Income from continuing operations before income taxes	30	29	536
Provision for income taxes	11	10	118
Income from continuing operations	19	19	418
Loss from discontinued operations, net of income taxes	-	(6)	-
Net income	19%	13%	418%

Summary of Operations

Continuing Operations. We are primarily engaged in the development and sale of biometrics products and services.  Our software products are used in government and commercial biometrics systems to identify or authenticate people. Principal government applications of biometrics systems include border control, law enforcement, national defense, secure credentialing, access control, and background checks. Principal commercial applications include: i) user authentication for login and access to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings, and iv) screening and background checks of prospective employees and customers. We sell our software and services globally through systems integrators and OEMs, and directly to end user customers.  We also derive a minor portion of our revenue from the sale of imaging software to OEMs that incorporate that software into medical imaging products.

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

Summary of Financial Results

Income from continuing operations for the year ended December 31, 2014 was $4.6 million, or $0.20 per diluted share, which compares to income from continuing operations of $3.8 million, or $0.16 per diluted share, for the year ended December 31, 2013.  Higher income from continuing operations in 2014 was primarily due to an increase in patent related income.

Income from continuing operations for the year ended December 31, 2013 was $3.8 million, or $0.16 per diluted share, which compares to income from continuing operations of $72.4 million, or $3.28 per diluted share, for the year ended December 31, 2012.  Lower income from continuing operations in 2013 was primarily due to a decrease in patent related income.

Software Licenses

Software licenses consist of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue increased 4% from $8.2 million in 2013 to $8.5 million in 2014.  As a percentage of total revenue, software license revenue decreased from 43% in 2013 to 36% in 2014.  The dollar increase in software license revenue was primarily due to a $0.4 million increase in sales of imaging software. Sales of biometrics software licenses were essentially unchanged from 2013, which reflects approximately the same number of project wins in both years.

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

Software maintenance revenue increased 13% from $3.9 million in 2013 to $4.4 million in 2014.  As a percentage of total revenue, software maintenance revenue decreased from 20% in 2013 to 18% in 2014.

Software maintenance revenue increased 27% from $3.0 million in 2012 to $3.9 million in 2013. As a percentage of total revenue, software maintenance revenue increased from 18% in 2012 to 20% in 2013.

The dollar increase in software maintenance revenue in 2014 and 2013 was primarily due to a growing base of customers who use our software and who also purchase maintenance contracts on that software.  A majority of our customers purchase software maintenance contracts when they initially purchase software licenses.  Since our software is used in active biometrics systems, many of our customers continue to renew their maintenance contracts in subsequent years while systems remain operational.

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

Services increased 64% from $3.1 million in 2013 to $5.2 million in 2014.  As a percentage of total revenue, services increased from 16% in 2013 to 22% in 2014.  The dollar increase in services revenue was due to: i) a $1.6 million increase from direct government customers; and ii) a $0.4 million increase from channel partners and direct commercial customers.  The increase in direct government services was primarily due to a significant project with a U.S. government customer that commenced in the third quarter of 2013 and continued throughout 2014. This project is currently scheduled to end in March 2015, which means that services revenue may decline in 2015 unless we can replace the loss of revenue from this customer with services revenue from other customers.  The $0.4 million increase in services revenue from channel partners and direct commercial customers was attributable to an increase in projects with a number of customers in 2014 as opposed to large projects with a small number of customers.

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

Hardware

Hardware revenue consists of sales of biometrics equipment to a single U.S. government customer for whom we developed biometrics software.  Hardware products sold to this customer integrate hardware purchased from third parties with software from other third parties as well as software from Aware. We evaluated the classification of gross versus net revenue recognition and determined gross recognition was appropriate.

Hardware revenue increased 55% from $3.2 in 2013 to $4.9 million in 2014.  As a percentage of total revenue, hardware revenue increased from 16% in 2013 to 21% in 2014.  The dollar increase in hardware revenue was due to an increase in units ordered by our U.S. government hardware customer during 2014.

We are unable to predict future hardware revenue with any degree of certainty because: i) our contract with the government provides pricing, but does not obligate it to purchase any products until it provides us with purchase orders; and ii) forecasting our customer’s demand is difficult.  Moreover, future orders from this customer may be minimal as we believe that the bulk of its purchases may have already occurred.  We have no order backlog for hardware products as of December 31, 2014.

Hardware revenue increased from $0 in 2012 to $3.2 million in 2013.  As a percentage of total revenue, hardware revenue increased from 0% in 2012 to 16% in 2013.  The dollar increase in hardware revenue was due to the commencement of shipments in 2013.

Royalties

Royalties consist primarily of royalty payments we receive under DSL silicon contracts with two customers that incorporate our silicon intellectual property (“IP”) in their DSL chipsets.  We sold the assets of our DSL IP business in 2009, but we continue to receive royalty payments from these customers.  Royalties are reported in continuing operations in accordance with ASC 205-20, Reporting Discontinued Operations, because we have continuing ongoing cash flows from this business.

Royalties decreased 21% from $0.9 million in 2013 to $0.7 million in 2014. As a percentage of total revenue, royalties decreased from 5% in 2013 to 3% in 2014.  The dollar decrease in royalties was primarily due to lower DSL royalties from both of our licensees.

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

Cost of Hardware

Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware increased by 47% from $2.4 million in 2013 to $3.5 million in 2014.  Cost of hardware as a percentage of hardware revenue decreased from 74% in 2013 to 71% in 2014, which means that product gross margins increased from 26% in 2013 to 29% in 2014.  The dollar increase in cost of hardware was due to higher unit shipments of hardware products in the current year periods compared to the prior year period.

Cost of hardware increased from $0 in 2012 to $2.4 million in 2013. Cost of hardware as a percentage of hardware revenue were 74% in 2013, which means that gross margins on hardware revenue were 26%. The dollar increase in cost of hardware was due to the commencement of hardware shipments in 2013.

Cost of Services

Cost of services consists of engineering costs to perform customer services projects.  Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 57% from $1.5 million in 2013 to $2.4 million in 2014. Cost of services as a percentage of services decreased from 48% in 2013 to 46% in 2014, which means that gross margins on services increased from 52% to 54%. The dollar increase in cost of services was attributable to an increase in services revenue.

Cost of services was unchanged at $1.5 million in 2012 and 2013. As a percentage of services revenue, cost of services decreased from 60% in 2012 to 48% in 2013, which means that gross margins on services increased from 40% to 52%.

Gross services margins of 54%, 52%, and 40% in 2014, 2013 and 2012, respectively, were a function of: i) the nature of the projects; ii) the level of engineering difficulty and labor hours required to complete project tasks; and iii) how much we were able to charge.  Gross margins in these years reflect the profitability mix of customer projects. We expect that gross margins on services will continue to fluctuate in future periods based on the nature, complexity, and pricing of future projects.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Years ended December 31,
	2014	2013	2012
Research and development expense	$5,505	$4,085	$3,489
Cost of services	2,359	1,503	1,542
Total engineering costs	$7,864	$5,588	$5,031

Research and development expense increased 35% from $4.1 million in 2013 to $5.5 million in 2014.  As a percentage of total revenue, research and development expense increased from 21% in 2013 to 23% in 2014

As the table above indicates, total engineering costs increased from $5.6 million in 2013 to $7.9 million in 2014.  The spending increase was primarily due to the hiring of engineering employees and contractors. In the last 18 months, engineering headcount, excluding contractors, grew from 30 employees as of June 30, 2013 to 48 employees as of December 31, 2014.  The expansion of our engineering organization was designed to provide the resources we required to: i) pursue new product development initiatives; and ii) staff customer engineering services projects.

Research and development expense increased 17% from $3.5 million in 2012 to $4.1 million in 2013.  As a percentage of total revenue, research and development expense increased from 20% in 2012 to 21% in 2013.

As the table above indicates, total engineering costs increased from $5.0 million in 2012 to $5.6 million in 2013.  The dollar increase in research and development expense in 2013 was primarily due to headcount growth in our engineering organization, which was partially offset by lower expenses related to a former employee who was involved with the effort to monetize patents who left the company in 2012.

As we described in the strategy section in Part 1 of this Form 10-K, we intend to introduce new products that will allow us to offer more complete biometrics solutions. We believe this strategy will allow us to sell more software into biometrics systems projects in order to grow our revenue.  Our preference is to develop such products internally, however to the extent we are unable to do that, we may purchase or license technologies from third parties.  The engineering spending increases in 2013 and 2014 are a reflection of that strategy.  We anticipate that we will continue to focus our future research and development activities on enhancing existing products and developing new products.

Selling and Marketing Expense

Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense increased 12% from $3.3 million in 2013 to $3.7 million in 2014.   As a percentage of total revenue, sales and marketing expense decreased from 18% in 2013 to 16% in 2014.  The dollar increase in selling and marketing expense was primarily due to higher sales commissions on higher revenue in 2014, and the addition of one sales and marketing employee in early 2014.

Selling and marketing expense was essentially unchanged at approximately $3.3 million in 2012 and 2013.  As a percentage of total revenue, selling and marketing expense decreased from 20% in 2012 to 18% in 2013.  Unchanged selling and marketing expense reflects two sets of offsetting factors.  Expenses increased due to growth in our sales organization, but those increases were mostly offset by lower expenses related to a former employee who was involved with the effort to monetize patents who left the company in 2012. Expense growth in the sales organization was driven by new sales employees, foreign sales agents, and higher sales commissions.

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

General and administrative expense increased 4% from $3.5 million in 2013 to $3.7 million in 2014.  As a percentage of total revenue, general and administrative expense decreased from 18% in 2013 to 15% in 2014.  The increase in general and administrative expense in 2014 was primarily due to an increase in stock-based compensation which was partially offset by lower patent filing expenses.

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

Patent Related Income

Patent related income in the years ended December 31, 2014, 2013 and 2012 was derived from either gains on the sale of patent assets or income from a patent arrangement, or both. Income from these sources was included in income from continuing operations pursuant to ASC 360-10, Impairment or Disposal of Long-Lived Assets, and Rule 5-03 of Regulation S-X.

The composition of patent related income in 2014, 2013, and 2012 was as follows:

Year ended December 31, 2014. We had a $2.1 million gain on the sale of patent assets and no income from our patent arrangement in 2014. The gain on the sale of patent assets is described below:

We sold a portion of our patent portfolio pertaining to DSL diagnostic technology to an unrelated third party for $2.6 million. The proceeds from the sale were reduced by $0.5 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  We recorded a gain of $2.1 million on the sale.

The DSL diagnostic technology in the patents we sold in 2014 was related to our DSL Service Assurance business that we shut down in 2012 and 2013 and reported in discontinued operations in those periods. We do not consider our patent related activities to be a component of the operating business from which the underlying technology was derived, but rather as a component of corporate general and administrative expenses.  Accordingly the gain on the sale of these patents was reported in income from continuing operations.

Year ended December 31, 2013. We had $0.8 million of income from a patent arrangement and no gains on the sale of patent assets in 2013.  Income from the patent arrangement is described below:

We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  Such third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. The party reported and we recorded $0.8 million of income from this arrangement in the year ended December 31, 2013.

We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because:

●
The claims in one of the patents we assigned were rejected by the United States Patent Office (“USPTO”) in May 2013. The USPTO’s Patent Trial & Appeal Board (“PTAB”) affirmed the USPTO decision in June 2014.  The PTAB decision was appealed to the Federal Circuit.  In December 2014, the Federal Circuit remanded the appeal back to the PTAB for further consideration.

●	Notwithstanding the outcome at the PTAB, we do not know whether any patent monetization efforts by the third party will be successful.

Year ended December 31, 2012. We had total patent related income of $87.5 million in 2012, which consisted of $86.4 million of gains on the sale of patent assets and $1.1 million of income from our patent arrangement. Patent related income in 2012 is described below:

Gains on the sale of patent assets. Total gains on the sale of patent assets in 2012 were $86.4 million, which consisted of gains from two separate sales.  Gains from both sales were recorded in income from continuing operations as none of these patents were related to any discontinued operations, including our discontinued DSL Service Assurance business.  The two sales are described below:

●
We sold a portion of our patent portfolio pertaining to wireless technology to an unaffiliated third party for $75.0 million. The proceeds from the sale were reduced by $3.8 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  We recorded a gain of $71.2 million on the sale.

29

●
We sold a portion of our patent portfolio pertaining to DSL semiconductor intellectual property technology for $16.0 million. The proceeds from the sale were reduced by $0.8 million of transaction costs, which also consisted primarily of fees from the law firm that assisted us in the sale.  We recorded a gain of $15.2 million on the sale.

Income from patent arrangement.  The third party to whom we assigned patents reported and we recorded $1.1 million of income from this arrangement in the year ended December 31, 2012.

Other Income/(Expense)

We recorded other expense of $59,000 in the year ended December 31, 2014, and other income of $23,000 and $85,000 in the years ended December 31, 2013 and 2012, respectively. Other income or expense in all three years consisted of realized gains or losses on sales or calls of high yield bond investments.

Interest Income

Interest income decreased 31%, or $103,000, from $328,000 in 2013 to $225,000 in 2014.  The dollar decrease was primarily due to i) lower levels of high yield bond investments held in 2014 as compared to 2013; and ii) lower cash balances as a result of a $39.9 million dividend payment in July 2014.

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

A discussion of income taxes for the years ended December 31, 2014, 2013, and 2012 follows:

Year ended December 31, 2014.  Total income tax expense for the year ended December 31, 2014 was $2.7 million, all of which was recorded in continuing operations.  Income tax expense for 2014 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by Federal research tax credits and permanent adjustments.

As of December 31, 2014, we had a total of $1.0 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2014 of $4.0 million and $0.3 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets can be used to reduce taxes, the benefit must be recorded as a reduction to additional paid-in capital. In 2014, we recorded a tax benefit of $1.2 million to equity related to the use of these tax credits to reduce our tax liability.

In 2014, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2012.

Year ended December 31, 2013. Total income tax expense for the year ended December 31, 2013 was $1.2 million, including $1.9 million that was recorded in continuing operations less a tax benefit of $0.7 million that was recorded in discontinued operations. Income tax expense for 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by Federal research tax credits and permanent adjustments. Tax expense in 2013 also reflects two items related to 2012, including: i) a tax benefit of $95,000 related to the 2012 research tax credit. This credit was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013; and ii) a tax benefit of $148,000 related to a reduction in the estimate of the 2012 tax expense recorded in our 2012 financial statements.

In 2013, we recorded a tax benefit of $128,000 that reduced our tax liability.  This benefit was recorded in equity as it was related to federal and state research tax credits that represented excess stock compensation deductions.

Year ended December 31, 2012.  Total income tax expense for the year ended December 31, 2012 was $20.4 million, including $20.5 million that was recorded in continuing operations less a tax benefit of $51,000 that was recorded in discontinued operations. The Company’s actual tax liability for 2012 was $7.8 million as taxes that were currently payable were reduced by a $14.4 million equity adjustment. This equity adjustment is described more fully below.

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

Loss from discontinued operations, net of income taxes reflects results from our discontinued DSL Service Assurance Segment. This segment includes results from our DSL hardware and software product lines that we shut down in 2012 and 2013, respectively.  Loss from such discontinued operations was (in thousands):

	Years ended December 31,
	2014	2013	2012
Revenue	$-	$3,216	$5,431
Expenses	-	5,120	5,558
Loss before income taxes	-	(1,904)	(127)
Income tax benefit	-	(748)	(51)
Loss from discontinued operations	$-	($1,156)	($76)

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed the company with our cash balances, cash generated from operations, and cash received from the sale of patent assets.  Equity financing has not been a meaningful source of financing for us in recent years. Cash flows from operating, investing and financing activities are described below.

Cash flow from operating activities
In the years ended December 31, 2014 and 2013, our operating activities provided net cash of $6.3 million and $2.8 million, respectively.  In the year ended December 31, 2012, our operating activities used net cash of $15.3 million. A discussion of cash flow from operating activities for each of the last three years follows:

Year ended December 31, 2014. Cash provided by operating activities of $6.3 million in 2014 was primarily the result of net income of $4.6 million, which was increased for non-cash items related to depreciation and amortization of $0.5 million and stock-based compensation expense of $0.9 million.  Cash provided by operating activities also included $2.4 million of cash that came from a reduction of working capital items. Cash provided by these sources was partially offset by a $2.1 million gain on the sale of patent assets that was included in $4.6 million of net income, but was included in cash flow from investing activities in the statements of cash flow.

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

Cash flow from investing activities
In the year ended December 31, 2014 and 2012, our investing activities provided net cash of $3.4 million and $85.1 million, respectively.  In the year ended December 31, 2013, our investing activities used net cash of $1.4 million.  A discussion of cash flow from investing activities for each of the last three years follows:

Year ended December 31, 2014. Cash provided by investing activities of $3.4 million in 2014 was primarily the result of $2.1 million of net proceeds from the sale of patent assets and $1.4 million of proceeds from the sale of investments.  Cash provided from these sources was partially offset by $0.1 million of capital expenditures.

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

Cash flow from financing activities
In the years ended December 31, 2014 and 2012, our financing activities used net cash of $38.4 million and $45.3 million, respectively.  In the year ended December 31, 2013, our financing activities provided net cash of $122,000. A discussion of cash flow from financing activities for each of the last three years follows:

Year ended December 31, 2014. Cash used by financing activities of $38.4 million in 2014 was primarily the result of a $39.9 million dividend payment and $0.2 million used to repurchase stock from employees in connection with stock issuances under a stock grant program. Cash used by these two items was partially offset by: i) a $1.2 million tax benefit related to excess stock-based compensation; and ii) $0.5 million of proceeds from the exercise of stock options.

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

Year ended December 31, 2012. Cash used by financing activities of $45.3 million in 2012 was primarily the result of $66.0 million of dividend payments and $0.2 million used to repurchase stock from employees in connection with stock issuances under a stock grant program. Cash usage by these two factors was partially offset by: i) $6.5 million of proceeds from the exercise of stock options; and ii) a $14.4 million tax benefit related to excess stock-based compensation.

At December 31, 2014, we had cash and cash equivalents of $44.0 million and investments of $1.4 million.  While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.

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

In 2011 and 2012, we disclosed that we had a patent arrangement with an unaffiliated third party that we classified as a variable interest entity (“VIE”).  Under this arrangement we assigned certain patents to the third party, the third party engages in monetization activities and shares royalties with us.  The third party is engaged in the business of the monetization of intellectual property. We continue to have a contractual relationship with this third party.

We also disclosed in those years that: i) we had no equity interest in the entity; ii) we were not contractually obligated to fund the entity, therefore our maximum exposure to loss as a result of our involvement with the entity was zero; iii) we may receive royalties in the future if certain conditions are met; iv) we were not the primary beneficiary of the entity; v) we had not consolidated the entity’s results into our financial statements, therefore we carried the assets and liabilities of this entity in our balance sheet at zero; and vi) prior to September 30, 2012, this arrangement had no impact on our results of operations, financial position or cash flows in any previous periods.

We determined that the third party entity was a VIE in 2011 and 2012, because we made a judgment that the arrangement met two conditions under ASC 810, Consolidation, that caused VIE classification, namely: i) our right to receive royalties entitled us to receive a portion of the entity’s expected residual returns; and ii) a provision in the agreement denied the equity holders of the third party entity the power to direct the activities that most significantly impacted the entity’s economic performance.

We also determined at that time that we were not the primary beneficiary because: i) we had no equity interest in the third party entity; and ii) a provision in the agreement resulted in “shared power” that did not give either party the power to direct the activities that most significantly impacted the economic performance of the entity.  Accordingly, we were not required to consolidate the third party entity under ASC 810, because we were not the primary beneficiary.

Due to strategic legal reasons, we found it necessary to amend the agreement in August 2012 to eliminate the provision that had previously denied the equity holders of the third party entity the power to direct the activities that most significantly impacted the entity’s economic performance.  Upon amendment, the equity holders of the entity had such power, and we determined that the arrangement was no longer a VIE under ASC 810.

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity.  The following represents our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase orders	$52	$52	$-	$-	$-
Total	$52	$52	$-	$-	$-

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, stock-based compensation, income taxes, and the allowance for doubtful accounts to be critical policies.

Revenue recognition.  We derive revenue from five sources: (i) software licenses; (ii) software maintenance; (iii) software services; iv) hardware; and (v) royalties.

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

We must also make judgments with respect to the recognition of revenue for multiple element revenue arrangements. We recognize revenue for multiple element arrangements as follows:

Software and software related multiple element arrangements:

We sell software licenses, software maintenance and software services in various combinations of multiple element arrangements. We apply the provisions of ASC 985-605, Software Revenue Recognition, to these arrangements because all the elements are software or software related.  The various combinations of multiple element arrangements and our revenue recognition for each are described below:

o
When software licenses and maintenance contracts are sold together, we recognize software license revenue upon delivery, provided we have vendor specific objective evidence (“VSOE”) for the fair value of the maintenance contract fee, and we recognize the fair value of maintenance contract revenue ratably over the related contract period.

o
When software engineering services and software licenses are sold together, the total fee is generally recognized by applying contract accounting.  We have adopted the percentage-of-completion method of contract accounting, and we primarily use an input method (i.e., labor hours) to determine our completion percentage.

o
When we sell software licenses, software maintenance, and software services together, revenue is recognized as follows: i) maintenance revenue is separated from the other two elements and is recognized ratably over the related contract period; provided we have VSOE for the fair value of the maintenance element; and ii) the total fee from the software license and engineering service elements is recognized by applying the contract accounting method described in the previous paragraph.

Hardware and software multiple element arrangements:

o
We also have a multiple element arrangement with one customer that involves the delivery of hardware, software maintenance, and software services.  We determined that these elements qualified as separate units of accounting under ASC 605, Revenue Recognition, because they have value to the customer on a standalone basis.  Accordingly, we recognize hardware revenue upon delivery and acceptance by the customer, maintenance revenue ratably over the related contract period, and service revenue as services are delivered.

Our revenue recognition policies are described more fully in Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

Stock-Based Compensation.   We grant stock and stock options to our employees and directors, although stock option grants in recent years have been minimal.  We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the award using the straight-line basis.

For stock awards, we determine the fair value of the award by using the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

For stock options, we use the Black-Scholes valuation model to estimate the fair value of the award. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets.  Our deferred tax assets primarily relate to temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2014, we had a total of $1.0 million of deferred tax assets for which we had recorded no valuation allowance.

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

With the exception of the new revenue standard discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of December 31, 2014.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at December 31, 2014 consisted of two elements:

1.
Cash and cash equivalents. As of December 31, 2014, our cash and cash equivalents of $44.0 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments.  Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of December 31, 2014, our investments of $1.4 million were invested in high yield bonds with three corporate debt issuers, which mature in 2017 and 2018.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the two to five year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

We do not use derivative financial instruments for speculative or trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Aware, Inc.:

We have audited the accompanying consolidated balance sheets of Aware, Inc. (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014 and the financial statement schedule of Aware, Inc. listed in Item 15(a). We also have audited Aware, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Aware, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aware, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. Also in our opinion, Aware, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ McGladrey LLP
Boston, Massachusetts
February 13, 2015

AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$43,985	$72,660
Accounts receivable (less allowance for doubtful accounts of $20 at December 31, 2014 and 2013)	3,619	4,582
Inventories	2	1,601
Deferred tax assets	168	383
Prepaid expenses and other current assets	401	695
Total current assets	48,175	79,921

Property and equipment, net	5,289	5,582
Investments	1,428	2,754
Long term deferred tax assets	804	762
Other assets	197	310
Total assets	$55,893	$89,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258	$1,516
Accrued expenses	108	108
Accrued compensation	585	571
Accrued professional fees	127	118
Deferred revenue	2,352	1,848
Total current liabilities	3,430	4,161

Long-term deferred revenue	74	18

Commitments and contingent liabilities (Note 9)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2014 and 2013; issued and outstanding 22,808,761 in 2014 and 22,574,251 in 2013	228	226
Additional paid-in capital	103,756	101,293
Accumulated other comprehensive loss	(29)	(125)
Accumulated deficit	(51,566)	(16,244)
Total stockholders’ equity	52,389	85,150
Total liabilities and stockholders’ equity	$55,893	$89,329

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Revenue:
Software licenses	$8,537	$8,241	$9,525
Software maintenance	4,351	3,866	3,038
Services	5,173	3,148	2,571
Hardware	4,933	3,182	-
Royalties	726	920	2,170
Total revenue	23,720	19,357	17,304

Costs and expenses:
Cost of hardware	3,485	2,365	-
Cost of services	2,359	1,503	1,542
Research and development	5,505	4,085	3,489
Selling and marketing	3,741	3,344	3,370
General and administrative	3,668	3,522	3,860
Total costs and expenses	18,758	14,819	12,261

Patent related income	2,127	780	87,515

Operating income	7,089	5,318	92,558
Other income (expense)	(59)	23	85
Interest income	225	328	227
Income from continuing operations before income taxes	7,255	5,669	92,870
Provision for income taxes	2,672	1,917	20,487
Income from continuing operations	4,583	3,752	72,383
Loss from discontinued operations, net of income taxes	-	(1,156)	(76)
Net income	$4,583	$2,596	$72,307

Basic net income per share:
Basic net income per share from continuing operations	$0.20	$0.17	$3.32
Basic net loss per share from discontinued operations	-	(0.05)	(0.00)
Basic net income per share	$0.20	$0.12	$3.32

Diluted net income per share:
Diluted net income per share from continuing operations	$0.20	$0.16	$3.28
Diluted net loss per share from discontinued operations	-	(0.05)	(0.00)
Diluted net income per share	$0.20	$0.11	$3.28

Weighted-average shares - basic	22,703	22,543	21,814
Weighted-average shares - diluted	22,787	22,641	22,071

Comprehensive income:
Net income	$4,583	$2,596	$72,307
Other comprehensive income (net of tax):
Unrealized gain/(loss) on available for sale securities	96	(75)	(30)
Comprehensive income	$4,679	$2,521	$72,277

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$4,583	$2,596	$72,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	541	458	453
Stock-based compensation	915	662	321
Gain on sale of patent assets	(2,127)	-	(86,394)
Amortization of premium (discount) on investments	(3)	15	(18)
(Gain)/loss on sale of investments	59	(23)	(85)
Deferred tax benefit (expense) on other comprehensive income	(66)	81	-
Loss on disposal of property and equipment	-	28	-
Provision for doubtful accounts	-	-	4
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	963	(1,125)	85
Receivable from patent arrangement	-	1,121	(1,121)
Inventories	1,599	(1,601)	547
Prepaid expenses and other current assets	294	(167)	(315)
Deferred tax assets	173	563	(1,760)
Accounts payable	(1,258)	1,188	(71)
Accrued expenses, compensation and professional	23	(310)	9
Deferred revenue	560	(657)	744
Net cash provided by (used in) operating activities	6,256	2,829	(15,294)

Cash flows from investing activities:
Purchases of property and equipment	(135)	(160)	(116)
Proceeds from sale of property and equipment	-	24	-
Purchases of investments	-	(2,008)	(2,065)
Sales of investments	1,432	1,117	855
Proceeds from sale of patent assets, net	2,127	-	86,394
Purchase of other assets	-	(338)	-
Net cash provided by (used in) investing activities	3,424	(1,365)	85,068

Cash flows from financing activities:
Proceeds from issuance of common stock	508	65	6,526
Payment of dividends	(39,905)	-	(66,024)
Excess tax benefits from stock-based compensation	1,247	128	14,395
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(205)	(71)	(174)
Repurchase of common stock	-	-	-
Net cash provided by (used in) financing activities	(38,355)	122	(45,277)

Increase/(decrease) in cash and cash equivalents	(28,675)	1,586	24,497
Cash and cash equivalents, beginning of year	72,660	71,074	46,577

Cash and cash equivalents, end of year	$43,985	$72,660	$71,074

Supplemental disclosure:
Cash paid for income taxes	$1,018	$542	$7,954

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balance at December 31, 2011	20,623	$206	$79,512	($20)	($25,123)	$54,575

Exercise of common stock options	1,764	18	6,481			6,499
Issuance of unrestricted stock	151	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(33)	-	(174)			(174)
Issuance of common stock under employee stock purchase plan	5	-	27			27
Stock-based compensation expense			321			321
Tax benefits from stock-based awards			14,395			14,395
Dividend payment					(66,024)	(66,024)
Accumulated other comprehensive loss:
Unrealized loss on securities				(30)		(30)
Net income					72,307	72,307

Balance at December 31, 2012	22,510	225	100,561	(50)	(18,840)	81,896

Exercise of common stock options	6	-	26			26
Issuance of unrestricted stock	65	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(14)	-	(71)			(71)
Issuance of common stock under employee stock purchase plan	7	-	40			40
Stock-based compensation expense			662			662
Tax benefits from stock-based awards			128			128
Deferred tax asset write-off			(52)			(52)
Accumulated other comprehensive loss:
Unrealized loss on securities				(156)		(156)
Deferred tax benefit on unrealized loss				81		81
Net income					2,596	2,596

Balance at December 31, 2013	22,574	226	101,293	(125)	(16,244)	85,150

Exercise of common stock options	118	1	468			469
Issuance of unrestricted stock	141	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(32)	-	(205)			(205)
Issuance of common stock under employee stock purchase plan	8	-	39			39
Stock-based compensation expense			915			915
Tax benefits from stock-based awards			1,247			1,247
Dividend payment					(39,905)	(39,905)
Accumulated other comprehensive loss:
Unrealized gain on securities				162		162
Deferred tax expense on unrealized gain				(66)		(66)
Net income					4,583	4,583

Balance at December 31, 2014	22,809	$228	$103,756	($29)	($51,566)	$52,389

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

Basis of Presentation - The consolidated financial statements include the accounts of Aware, Inc. and its subsidiary (“the Company”).  All significant intercompany transactions have been eliminated.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $44.0 million and $72.7 million as of December 31, 2014 and December 31, 2013, respectively. We classified our cash equivalents of $34.3 million and $68.6 million as of December 31, 2014 and 2013, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Debt securities with maturities greater than one year are classified as long term assets. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $1.4 million and $2.8 million of available-for-sale investments as of December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$1,428	$-	$-
Money market funds (included in cash and cash equivalents)	34,339
Total	$35,767	$-	$-

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

Investments - At December 31, 2014 and 2013, we categorized all investment securities as available-for-sale, since we may liquidate these investments currently.  In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders’ equity called Accumulated Comprehensive Income.

Realized losses on investments were $59,000 in the year ended December 31, 2014. Realized gains on investments were $23,000 and $85,000 in the years ended December 31, 2013 and 2012, respectively.

Unrealized gains on investments were $162,000 in the year ended December 31, 2014. Unrealized losses on investments were $156,000, and $30,000 in the years ended December 31, 2013, and 2012.

The amortized cost of our corporate debt securities was $1.5 million at December 31, 2014. Corporate debt securities comprising investments mature in 2017 and 2018.

Allowance for Doubtful Accounts – Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts.

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method.  We evaluate all inventories for net realizable value on a quarterly basis, and record provisions for excess and obsolete inventory when required.  There was no reserve for excess and obsolete inventory as of December 31, 2014.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Each impairment test is based on a comparison of the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If an impairment is indicated, the asset is written down to its estimated fair value.  The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time.  We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2014 and 2013.

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

We categorize revenue as software licenses, software maintenance, services, hardware, or royalties. In addition to the general revenue recognition policies described above, specific revenue recognition policies apply to each category of revenue.

Software licenses
Software licenses consist of revenue from the sale of software licenses for biometrics and imaging applications.  Our software licenses typically provide customers with the right to use our software in perpetuity.  We recognize revenue from software licenses upon delivery when licenses are sold in single element arrangements, because we have no post-delivery obligations, including contractual or implied Post Contract Support (“PCS”).

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

Services
Service revenue consists of fees from biometrics customers for software engineering services we provide to them. We recognize services revenue as services are delivered when services are sold in single element arrangements.

Hardware
Hardware revenue consists of sales of biometrics equipment to a single U.S. government customer.  We recognize hardware revenue upon delivery and acceptance of the equipment by the customer.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Royalties
Royalties consist primarily of royalty payments we receive under DSL silicon contracts with two customers that incorporate our silicon intellectual property (“IP”) in their DSL chipsets.  We sold the assets of our DSL IP business in 2009, but we continue to receive royalty payments from these customers.  Royalties are reported in continuing operations in accordance with ASC 205, Reporting Discontinued Operations, because we have continuing ongoing cash flows from this business.

Since we cannot reasonably estimate royalty revenue, such revenue is recognized in the quarter in which a final report is received from a customer. Royalty reports are typically received in the quarter immediately following the quarter in which sales of royalty-bearing products occur.

Multiple element arrangements with software and software related elements
In addition to selling software licenses, software maintenance and software services in single element arrangements, we also sell these three products as part of multiple element arrangements.  We apply the provisions of ASC 985-605, Software Revenue Recognition, to these arrangements because all the elements are software or software related.  The various combinations of multiple element arrangements and our revenue recognition for each are described as follows:

●
Software licenses and software maintenance. When software licenses and software maintenance contracts are sold together, we recognize software license revenue upon delivery, provided we have vendor specific objective evidence (“VSOE”) for the fair value of the maintenance contract fee, and we recognize the fair value of maintenance contract revenue ratably over the related contract period. Under ASC 985-605, the residual method is the appropriate manner in which to allocate arrangement consideration to the license when VSOE exists for all undelivered elements (e.g., PCS), but not for the delivered element (e.g., the license).

●
Software licenses and services. When software licenses and software engineering services are sold together, the total fee is generally recognized by applying contract accounting. We have adopted the percentage-of-completion method of contract accounting, and we generally use an input method (i.e., labor hours) to determine our completion percentage. The software license portion of the arrangement is classified as software license revenue and the engineering services portion is classified as services revenue in our consolidated statements of income and comprehensive income.

●
Software licenses, software maintenance and services. When we sell software licenses, software maintenance and software services together, revenue is recognized as follows: i) software maintenance revenue is separated from the other two elements and is recognized ratably over the related software maintenance contract period; provided we have VSOE for the fair value of the maintenance element; and ii) the total fee from the software license and engineering service elements is recognized by applying the contract accounting method described in the previous paragraph.

Multiple element arrangement with hardware and software elements
We also have a multiple element arrangement with one customer that involves the delivery of hardware, software maintenance, and software services.  We determined that these elements qualified as separate units of accounting under ASC 605, Revenue Recognition, because they have value to the customer on a standalone basis.  We recognize revenue from this arrangement as follows: i) hardware revenue is recognized upon delivery and acceptance of the equipment by the customer; ii) maintenance revenue is recognized ratably over the related contract period; and iii) service revenue is recognized as services are delivered.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalization of Software Costs – We capitalize certain internally developed software development costs after technological feasibility of the product has been established.  No software costs were capitalized for the years ended December 31, 2014, 2013 and 2012, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2014 and 2013, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $43.7 million and $72.4 million, respectively.

Concentration of credit risk with respect to net accounts receivable consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable at December 31:

	2014	2013
Customer A	18%	60%
Customer B	15%	-%
Customer C	11%	-%

Concentration of credit risk with respect to our investment portfolio consisted of $0.5 million, $0.5 million, and $0.4 million with three issuers of corporate debt securities, respectively, at December 31, 2014, and $0.8 million, $0.5 million, $0.5 million, $0.5 million, and $0.4 million with five issuers of corporate debt securities, respectively, at December 31, 2013.

Stock-Based Compensation – We grant stock and stock options to our employees and directors.  We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award.

For stock awards, we determine the fair value of the award by using the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

For stock options, we use the Black-Scholes option valuation model to estimate the fair value of the award. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs – Advertising costs are expensed as incurred and were not material for 2014, 2013, and 2012.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016.  Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the new revenue standard discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of December 31, 2014.

Reclassifications - Certain prior period amounts have been reclassified to be consistent with the current period presentation.

Segments – We organize ourselves into a single segment reporting to the chief operating decision makers. We have sales outside of the United States, which are described in Note 10.  All long-lived assets are maintained in the United States.

3.	PATENT RELATED INCOME

Patent related income in the years ended December 31, 2014, 2013 and 2012 was derived from either gains on the sale of patent assets or income from a patent arrangement, or both. Income from these sources was included in income from continuing operations pursuant to ASC 360-10, Impairment or Disposal of Long-Lived Assets, and Rule 5-03 of Regulation S-X.

The composition of patent related income in 2014, 2013, and 2012 was as follows:

Year ended December 31, 2014. We had a $2.1 million gain on the sale of patent assets and no income from our patent arrangement in 2014. The gain on the sale of patent assets is described below:

We sold a portion of our patent portfolio pertaining to DSL diagnostic technology to an unrelated third party for $2.6 million. The proceeds from the sale were reduced by $0.5 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  We recorded a gain of $2.1 million on the sale.

The DSL diagnostic technology in the patents we sold in 2014 was related to our DSL Service Assurance business that we shut down in 2012 and 2013 and reported in discontinued operations in those periods. We do not consider our patent related activities to be a component of the operating business from which the underlying technology was derived, but rather as a component of corporate general and administrative expenses.  Accordingly the gain on the sale of these patents was reported in income from continuing operations.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2013. We had $0.8 million of income from a patent arrangement and no gains on the sale of patent assets in 2013.  Income from the patent arrangement is described below:

We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party.  Such third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. The party reported and we recorded $0.8 million of income from this arrangement in the year ended December 31, 2013.

We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because:

●
The claims in one of the patents we assigned were rejected by the United States Patent Office (“USPTO”) in May 2013. The USPTO’s Patent Trial & Appeal Board (“PTAB”) affirmed the USPTO decision in June 2014.  The PTAB decision was appealed to the Federal Circuit.  In December 2014, the Federal Circuit remanded the appeal back to the PTAB for further consideration.

●	Notwithstanding the outcome at the PTAB, we do not know whether any patent monetization efforts by the third party will be successful.

Year ended December 31, 2012. We had total patent related income of $87.5 million in 2012, which consisted of $86.4 million of gains on the sale of patent assets and $1.1 million of income from our patent arrangement. Patent related income in 2012 is described below:

Gains on the sale of patent assets. Total gains on the sale of patent assets in 2012 were $86.4 million, which consisted of gains from two separate sales.  Gains from both sales were recorded in income from continuing operations as none of these patents were related to any discontinued operations, including our discontinued DSL Service Assurance business.  The two sales are described below:

●
We sold a portion of our patent portfolio pertaining to wireless technology to an unaffiliated third party for $75.0 million. The proceeds from the sale were reduced by $3.8 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale.  We recorded a gain of $71.2 million on the sale.

●
We sold a portion of our patent portfolio pertaining to DSL semiconductor intellectual property technology for $16.0 million. The proceeds from the sale were reduced by $0.8 million of transaction costs, which also consisted primarily of fees from the law firm that assisted us in the sale.  We recorded a gain of $15.2 million on the sale.

Income from patent arrangement.  The third party to whom we assigned patents reported and we recorded $1.1 million of income from this arrangement in the year ended December 31, 2012.

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

Loss from the discontinued DSL Service Assurance Segment was (in thousands):

	Years ended December 31,
	2014	2013	2012
Revenue	$-	$3,216	$5,431
Expenses	-	5,120	5,558
Loss before income taxes	-	(1,904)	(127)
Income tax benefit	-	(748)	(51)
Loss from discontinued operations	$-	($1,156)	($76)

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated statements of income and comprehensive income for the year ended December 31, 2012 was reclassified to reflect the effect of discontinued operations as set forth above.

We incurred one-time costs related to the shutdown of the DSL service assurance hardware and software product lines.  Shutdown costs for each product line were:

DSL service assurance hardware product line.  In 2012, we incurred one-time shutdown costs related to the hardware product line of approximately $0.3 million, the majority of which were severance and employee-related costs.  All such costs were incurred, paid, and included in loss from discontinued operations for the year ended December 31, 2012.

DSL service assurance software product line.  In 2013, we incurred one-time shutdown costs related to the software product line of approximately $2.9 million. Such costs comprise: i) $3.7 million of payments to customers to terminate contracts, which were offset by $1.2 million of deferred revenue obligations that were relieved as a result of such contract terminations; ii) $0.3 million of severance and employee-related costs; and iii) $48,000 of asset write-offs.  All such costs were incurred and included in loss from discontinued operations for the year ended December 31, 2013. All DSL service assurance software product line exit costs were paid in 2013, with the exception of $0.1 million of severance costs, which were paid in early January 2014.

There were no assets or liabilities remaining on the balance sheet as of December 31, 2014 related to the DSL Service Assurance Segment.

5.	INVENTORIES

Inventories consisted of the following at December 31 (in thousands):

	2014	2013
Raw materials	$2	$1,584
Finished goods	-	17
Total	$2	$1,601

6.	PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at December 31 (in thousands):

	2014	2013
Land	$1,056	$1,056
Building and improvements	9,060	9,060
Computer equipment	614	557
Purchased software	78	88
Furniture and fixtures	778	778
Office equipment	191	191
Total	11,777	11,730
Less accumulated depreciation and amortization	(6,488)	(6,148)
Property and equipment, net	$5,289	$5,582

Depreciation expense was $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.  In 2014, 2013 and 2012, we identified $0.1 million, $0.3 million, and $1.0 million of assets no longer in use and retired the assets and related accumulated depreciation.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.        INCOME TAXES

We made provisions for income taxes related to continuing operations in the years ended December 31, 2014, 2013 and 2012 of $2.7 million, $1.9 million and $20.5 million, respectively. The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$1,976	$1,000	$20,654
State	589	273	1,594
	2,565	1,273	22,248
Deferred:
Federal	93	471	(1,354)
State	14	173	(407)
	107	644	(1,761)

Total provision for income taxes	$2,672	$1,917	$20,487

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2014	2013	2012
Federal statutory rate	34%	34%	35%
State rate, net of federal benefit	5	5	5
Tax credits	(1)	(2)	-
Permanent adjustments	(1)	(1)	-
Change in valuation allowance	-	-	(18)
Prior year adjustment	-	(2)	-
Effective tax rate	37%	34%	22%

Total income tax expense for the year ended December 31, 2014 was $2.7 million, all of which was included in continuing operations. Income tax expense for 2014 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by Federal research tax credits and permanent adjustments.

Total income tax expense for the year ended December 31, 2013 was $1.2 million, including $1.9 million of tax expense that was recorded in continuing operations less a tax benefit of $0.7 million that was recorded in discontinued operations. Income tax expense for 2013 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by Federal research tax credits and permanent adjustments.  Tax expense in 2013 also reflects two items related to 2012, including: i) a tax benefit of $0.1 million related to the 2012 research tax credit. This credit was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013; and ii) a tax benefit of $0.1 million related to a reduction in the estimate of the 2012 tax expense recorded in our 2012 financial statements.

Total income tax expense for the year ended December 31, 2012 was $20.4 million, including $20.5 million of tax expense that was recorded in continuing operations less a tax benefit of $51,000 that was recorded in discontinued operations. Our actual tax liability for 2012 was $7.8 million as taxes that were currently payable were reduced by a $14.4 million equity adjustment. This equity adjustment is described more fully below.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2014 and 2013, we had deferred tax assets for which we had recorded no valuation allowance.  The principal components of deferred tax assets were as follows at December 31 (in thousands):

	2014	2013
Depreciation	$374	$418
Stock compensation	303	199
Capitalized research and development costs	96	364
Other	199	164
Total	972	1,145
Less valuation allowance	(-)	(-)
Deferred tax assets, net	$972	$1,145

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

Uncertain tax positions at December 31, 2011	$-
Increase due to positions taken in prior periods	2,945
Uncertain tax positions at December 31, 2012	$2,945
Increase due to positions taken in prior periods	-
Uncertain tax positions at December 31, 2013	$2,945
Increase due to positions taken in prior periods	-
Uncertain tax positions at December 31, 2014	$2,945

Uncertain tax positions of $2.6 million will impact our tax rate if realized.  The difference between this amount and the total uncertain tax positions in the table above is the federal tax effect on state tax credits.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2014 of $4.0 million and $0.3 million.  These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. In 2014 and 2013, we recorded tax benefits of $1.2 million and $0.1 million to equity related to the use of these tax credits to reduce our tax liability.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2014, we had no accrued interest or penalties related to uncertain tax positions.

The tax years from 1999 through 2014 are subject to examination by the IRS and state tax authorities. In the third quarter of 2014, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2012.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.         EQUITY AND STOCK COMPENSATION PLANS

Fixed Stock Option Plans – We have two fixed option plans.  Under our 1996 Stock Option Plan (“1996 Plan”), we were authorized to grant incentive stock options and nonqualified stock options to our employees and directors for up to 6,100,000 shares of common stock. There were no shares available for grant under the 1996 Plan as of December 31, 2014.  Under our 2001 Nonqualified Stock Plan (“2001 Plan”), we are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock.  As of December 31, 2014, there were 5,062,381 shares available for grant under the 2001 Plan.

Under both plans, options are granted at exercise prices as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Our options generally vest over three to five years.

The following table presents stock-based employee compensation expenses included in our consolidated statements of income and comprehensive income (in thousands):

	Years ended December 31,
	2014	2013	2012
Cost of services	$44	$34	$16
Research and development	106	81	51
Selling and marketing	17	14	126
General and administrative	748	533	83
Loss from discontinued operations	-	-	45
Stock-based compensation expense	$915	$662	$321

Stock-based compensation expenses in the preceding table include expenses associated with grants of: i) stock options; and iii) unrestricted shares of our common stock.  The method used to determine stock-based compensation expense for each type of equity grant is described in the following paragraphs.

Stock Option Grants. For the years ended December 31, 2014, 2013, and 2012, we granted stock options for 0, 0, and 50,000 shares, respectively. We estimate the fair value of stock options using the Black-Scholes valuation model.

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

We did not grant any stock options in 2014 and 2013.  Specific assumptions used to determine the fair value of options granted during the year ended December 31, 2012, using the Black-Scholes valuation model were:

Year Ended December 31, 2012
Expected term (1)	5 years
Expected volatility factor (2)	58-63%
Risk-free interest rate (3)	0.92%
Expected annual dividend yield	n/a

(1) The expected term for each grant was determined based on the contractual term of the option.

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

We granted 152,000, 130,000, and 0 shares of unrestricted stock during the years ended December 31, 2014, 2013, and 2012, respectively. The accounting treatment of those awards is described below:

Year ended December 31, 2014. In March 2014, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2014 and December 31, 2014. We expensed $876,000 of stock-based compensation expense related to this grant in the year ended December 31, 2014. There was no unamortized stock-based compensation charge associated with this stock grant as of December 31, 2014.

We issued shares of common stock related to the March 2014 grant as follows: i) 58,769 net shares of common stock were issued in early July 2014 after employees surrendered 17,231 shares for which we paid $113,000 of withholding taxes on their behalf; and ii) 56,804 shares of common stock were issued in early January 2015 after employees surrendered 19,196 shares for which we paid $87,000 of withholding taxes on their behalf.

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

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option transactions for our two fixed stock option plans for the years ended December 31, 2014, 2013, and 2012 are presented below:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,004,989	$5.68	1,063,025	$5.63	2,835,952	$4.42
Granted	-	-	-	-	50,000	4.60
Exercised	(117,783)	3.98	(6,163)	4.27	(1,779,616)	3.71
Forfeited or cancelled	(781,004)	6.07	(51,873)	4.83	(43,311)	4.33
Outstanding at end of year	106,202	$4.71	1,004,989	$5.68	1,063,025	$5.63

Exercisable at year end	104,117	$4.69	986,237	$5.70	1,027,525	$5.66

The number of option shares vested and expected to vest at December 31, 2014 was 106,202 and those options had a weighted average exercise price of $4.71.

No stock options were granted in the years ended December 31, 2014 and 2013. All options granted during the year ended December 31, 2012 had exercise prices equal to the fair market value of our common stock on the date of grant, and the weighted average grant date fair values of options granted were $2.38.

At December 31, 2014, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 2.5 years for each.

At December 31, 2014, the aggregate intrinsic value of options outstanding and options exercisable was zero for each. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The aggregate intrinsic value of options exercised during the year ended December 31, 2014 was approximately $301,000.

The following table summarizes the stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price

$2 to $3	18,000	$2.52	4.39	18,000	$2.52
$3 to $4	14,168	3.57	2.82	14,168	3.57
$4 to $5	33,200	4.64	2.93	33,200	4.64
$6 to $7	40,834	6.14	1.27	38,749	6.14
	106,202	$4.71	2.52	104,117	$4.69

At December 31, 2014, unrecognized compensation expense related to non-vested stock options was approximately $7,000, which is expected to be recognized over a weighted average period of 0.25 years.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period.  On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period.  There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period.  Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at any time by the employee and automatically ends on termination of employment.  A total of 350,000 shares of common stock have been reserved for issuance.  As of December 31, 2014 there were 100,937 shares available for future issuance under the ESPP Plan.  We issued 8,022, 7,196, and 4,661 common shares under the ESPP Plan in 2014, 2013, and 2012, respectively.

Dividends – We paid dividends in the years ended December 31, 2014 and 2012 as follows:

Year ended December 31, 2014.  On June 26, 2014, our board of directors declared a special cash dividend of $1.75 per share. The dividend was paid on July 24, 2014 to shareholders of record as of July 10, 2014.  The total dividend payment was $39.9 million.

Year ended December 31, 2012.  In April 2012, our board of directors declared a special cash dividend of $1.15 per share. The dividend was paid on May 25, 2012 to shareholders of record as of May 11, 2012.  The total amount of the dividend paid was $25.5 million.  In November 2012, our board of directors declared a second special cash dividend of $1.80 per share. The dividend was paid on December 17, 2012 to shareholders of record as of December 3, 2012.  The total amount of the dividend paid was $40.5 million.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments – We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997.  We also conducted a portion of our activities in a leased facility in California in 2012 that we terminated in that year.  Rental expense for the California facility was $0, $0, and $25,000 in 2014, 2013 and 2012, respectively.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2014	2013	2012
United States	$18,168	$13,909	$12,158
Rest of world	5,552	5,448	5,146
	$23,720	$19,357	$17,304

There were no single foreign countries from which we derived 10% or more of total revenue in the years ended December 31, 2014, 2013, and 2012.

Revenue by product group was (in thousands):

	Year ended December 31,
	2014	2013	2012
Biometrics	$21,436	$17,085	$13,493
Imaging	1,558	1,352	1,641
DSL royalties	726	920	2,170
	$23,720	$19,357	$17,304

The portion of total revenue that was derived from major customers was as follows:

	Year ended December 31,
	2014	2013	2012
Customer A	24%	21%	5%
Customer B	10%	3%	-%

11.	EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code.  Our contributions to the Plan are at the discretion of the Board of Directors.  Our contributions were approximately $198,000, $189,000, and $233,000 in 2014, 2013 and 2012, respectively.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	NET INCOME PER SHARE

Net income per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2014	2013	2012
Net income:
Income from continuing operations	$4,583	$3,752	$72,383
Loss from discontinued operations	-	(1,156)	(76)
Net income	$4,583	$2,596	$72,307

Shares outstanding:
Weighted-average common shares outstanding	22,703	22,543	21,814
Additional dilutive common stock equivalents	84	98	257
Diluted shares outstanding	22,787	22,641	22,071

Basic net income per share:
Basic net income per share from continuing operations	$0.20	$0.17	$3.32
Basic net loss per share from discontinued operations	-	(0.05)	(0.00)
Basic net income per share	$0.20	$0.12	$3.32

Diluted net income per share:
Diluted net income per share from continuing operations	$0.20	$0.16	$3.28
Diluted net loss per share from discontinued operations	-	(0.05)	(0.00)
Diluted net income per share	$0.20	$0.11	$3.28

For the years ended December 31, 2014, 2013 and 2012, options to purchase 40,834, 823,338, and 821,838 shares of common stock at weighted average exercise prices of $6.14, $6.07, and $6.07 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

13.       ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification		December 31,
	2013	Decrease	Adjustments		2014

Unrealized losses on available for sale securities	($206)	$60	$59		($87)
Unrealized gains on available for sale securities	-	43	-		43
Net unrealized gains (losses) on available for sale securities	(206)	103	59	(a)	(44)
Income tax benefit (expense) on other comprehensive loss	81	(46)	(20)		15
Total accumulated other comprehensive loss, net of taxes	($125)	$57	$39		($29)

(a)	– Classified in other expense.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

The following table is a summary of certain items in the consolidated statements of income and comprehensive income for each of our quarters in the two-year period ended December 31, 2014 (in thousands, except per share data).

	2014 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$6,617	$6,767	$6,027	$4,309
Operating income	1,311	1,382	4,155	243
Income from continuing operations	880	865	2,599	239
Income from discontinued operations	-	-	-	-
Net income	880	865	2,599	239

Net income per share – basic	$0.04	$0.04	$0.11	$0.01
Net income per share – diluted	$0.04	$0.04	$0.11	$0.01

	2013 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,979	$4,427	$4,314	$5,637
Operating income	2,982	543	1,039	754
Income from continuing operations	1,972	465	790	525
Income (loss) from discontinued operations	(115)	(158)	(1,943)	1,060
Net income (loss)	1,857	307	(1,153)	1,585

Net income (loss) per share – basic	$0.08	$0.01	$(0.05)	$0.07
Net income (loss) per share – diluted	$0.08	$0.01	$(0.05)	$0.07

Quarterly amounts may not sum to annual amounts due to rounding and dilution.

15.      OFF-BALANCE SHEET ARRANGEMENTS

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

In 2011 and 2012, we disclosed that we had a patent arrangement with an unaffiliated third party that we classified as a variable interest entity (“VIE”).  Under this arrangement we assigned certain patents to the third party, and the third party engages in monetization activities and shares royalties with us.  The third party is engaged in the business of the monetization of intellectual property. We continue to have a contractual relationship with this third party.

We also disclosed in 2011 and 2012 that: i) we had no equity interest in the entity; ii) we were not contractually obligated to fund the entity, therefore our maximum exposure to loss as a result of our involvement with the entity was zero; iii) we may receive royalties in the future if certain conditions are met; iv) we were not the primary beneficiary of the entity; v) we had not consolidated the entity’s results into our financial statements, therefore we carried the assets and liabilities of this entity in our balance sheet at zero; and vi) prior to September 30, 2012, this arrangement had no impact on our results of operations, financial position or cash flows in any previous periods.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We determined that the third party entity was a VIE in 2011 and 2012, because we made a judgment that the arrangement met two conditions under ASC 810 that caused VIE classification, namely: i) our right to receive royalties entitled us to receive a portion of the entity’s expected residual returns; and ii) a provision in the agreement denied the equity holders of the third party entity the power to direct the activities that most significantly impacted the entity’s economic performance.

We also determined at that time that we were not the primary beneficiary because: i) we had no equity interest in the third party entity; and ii) a provision in the agreement resulted in “shared power” that did not give either party the power to direct the activities that most significantly impacted the economic performance of the entity.  Accordingly, we were not required to consolidate the third party entity under ASC 810, because we were not the primary beneficiary.

Due to strategic legal reasons, we found it necessary to amend the agreement in August 2012 to eliminate the provision that had previously denied the equity holders of the third party entity the power to direct the activities that most significantly impacted the entity’s economic performance.  Upon amendment, the equity holders of the entity had such power, and we determined that the arrangement was no longer a VIE under ASC 810.

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts – Years ended December 31, 2014, 2013, and 2012
(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D	Col. E
		Additions
	Balance at	Charged to	Charged	Deductions	Balance
	Beginning	Costs and	to Other	Charged to	at End
	of Period	Expenses	Accounts	Reserves	of Period
Allowance for doubtful accounts receivable:
2014	$20	$-	$-	$-	$20
2013	$20	$-	$-	$-	$20
2012	$30	$-	$-	$10	$20

Inventory reserves:
2014	$-	$-	$-	$-	$-
2013	$-	$-	$-	$-	$-
2012	$1,403	$126	$-	$1,529	$-

Warranty reserves:
2014	$-	$-	$-	$-	$-
2013	$10	$-	$-	$10	$-
2012	$-	$12	$-	$2	$10

Deferred tax asset valuation allowance:
2014	$-	$-	$-	$-	$-
2013	$-	$-	$-	$-	$-
2012	$40,476	$-	$-	$40,476	$-

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our co-chief executive officers and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal co-executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 20, 2015 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 20, 2015 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 20, 2015 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our May 20, 2015 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 20, 2015 Annual Meeting of Shareholders.

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

64

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
101**
The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012; and (v) Notes to Consolidated Financial Statements.

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

Date: February 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February 2015.

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

