Form 10-Q
period 2015-03-31
AWARE INC /MA/
filed 2015-04-24
CIK 1015739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act of 1934

For the quarter ended March 31, 2015

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
Large Accelerated Filer ☐  Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of April 20, 2015:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,865,565 shares

AWARE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART 1. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
AWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$44,685	$43,985
Accounts receivable, net	3,251	3,619
Inventories	2	2
Deferred tax assets	187	168
Prepaid expenses and other current assets	915	401
Total current assets	49,040	48,175

Property and equipment, net	5,195	5,289
Investments	925	1,428
Long term deferred tax assets	600	804
Other assets	480	197
Total assets	$56,240	$55,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$191	$258
Accrued expenses	833	820
Deferred revenue	1,952	2,352
Total current liabilities	2,976	3,430

Long-term deferred revenue	79	74

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,865,565 as of March 31, 2015 and 22,808,761 as of December 31, 2014	229	228
Additional paid-in capital	104,271	103,756
Accumulated other comprehensive loss	(21)	(29)
Accumulated deficit	(51,294)	(51,566)
Total stockholders’ equity	53,185	52,389

Total liabilities and stockholders’ equity	$56,240	$55,893

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Software licenses	$1,649	$1,617
Software maintenance	1,153	1,045
Services	1,220	1,008
Hardware	-	2,633
Royalties	101	314
Total revenue	4,123	6,617

Costs and expenses:
Cost of hardware	-	1,902
Cost of services	547	463
Research and development	1,435	1,279
Selling and marketing	972	858
General and administrative	785	804
Total costs and expenses	3,739	5,306

Operating income	384	1,311
Other income	12	-
Interest income	41	86
Income before provision for income taxes	437	1,397
Provision for income taxes	165	517

Net income	$272	$880

Net income per share – basic	$0.01	$0.04
Net income per share – diluted	$0.01	$0.04

Weighted-average shares - basic	22,866	22,626
Weighted-average shares - diluted	22,887	22,699

Comprehensive income:
Net income	$272	$880
Other comprehensive income (net of tax):
Unrealized gains on available for sale securities	8	84
Comprehensive income	$280	$964

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$272	$880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	132
Stock-based compensation	21	29
Deferred tax provision on other comprehensive income	(4)	(60)
Gain on sale of investments	(12)	-
Amortization of premium/(discount) on investments	(2)	2
Changes in assets and liabilities:
Accounts receivable	368	(11)
Inventories	-	1,600
Prepaid expenses and other current assets	(514)	(82)
Deferred tax assets	185	89
Accounts payable	(67)	(1,311)
Accrued expenses	13	(56)
Deferred revenue	(395)	(4)
Net cash provided by operating activities	10	1,208

Cash flows from investing activities:
Purchases of property and equipment	(14)	(11)
Sales of investments	529	-
Purchase of other assets	(320)	-
Net cash provided by (used in) investing activities	195	(11)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	9
Excess tax benefits from stock-based compensation	582	594
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(87)	(92)
Net cash provided by financing activities	495	511

Increase in cash and cash equivalents	700	1,708
Cash and cash equivalents, beginning of period	43,985	72,660

Cash and cash equivalents, end of period	$44,685	$74,368

Supplemental disclosure:
Cash paid for income taxes	$5	$2

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  We filed audited financial statements which included all information and notes necessary for such presentation for the three years ended December 31, 2014 in conjunction with our 2014 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2015, and of operations and cash flows for the interim periods ended March 31, 2015 and 2014.

The results of operations for the interim period ended March 31, 2015 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $44.7 million and $44.0 million as of March 31, 2015 and December 31, 2014, respectively. We classified our cash equivalents of $34.9 million and $34.3 million as of March 31, 2015 and December 31, 2014 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements.  We had $0.9 million and $1.4 million of available-for-sale investments as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at March 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$925	$-	$-
Money market funds (included in cash and cash equivalents)	34,930
Total	$35,855	$-	$-

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

	March 31, 2015	December 31, 2014
Raw materials	$2	$2
Finished goods	-	-
Total	$2	$2

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

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014

Net income	$272	$880

Weighted average common shares outstanding	22,866	22,626
Additional dilutive common stock equivalents	21	73
Diluted shares outstanding	22,887	22,699

Net income per share – basic	$0.01	$0.04
Net income per share – diluted	$0.01	$0.04

For the three month periods ended March 31, 2015 and 2014, options to purchase 54,034 and 821,838 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2015	2014

Cost of services	$1	$1
Research and development	2	2
Selling and marketing	-	1
General and administrative operations	18	25
Stock-based compensation expense	$21	$29

Stock Option Grants. We may grant stock options under our 2001 Nonqualified Stock Plan although we have not granted any stock options since the first quarter of 2012. When we grant stock options, we estimate their fair value using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Unrestricted Stock Grants. We also grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We granted shares of unrestricted stock in 2015 and 2014 that affected financial results for the three month periods ended March 31, 2015 and 2014. These grants are described below.

2015 Grant. On March 26, 2015, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2015 and December 31, 2015, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $682,000, of which $15,000 was charged to expense in the three months ended March 31, 2015 and we anticipate the remaining $667,000 will be charged to expense ratably over the remaining three quarters of 2015.

2014 Grant.  In March 2014, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2014 and December 31, 2014. We expensed the entire $876,000 stock-based compensation expense related to this grant in 2014. We issued shares of common stock related to this grant as follows: i) 58,769 net shares of common stock were issued in early July 2014 after employees surrendered 17,231 shares for which we paid $113,000 of withholding taxes on their behalf; and ii) 56,804 net shares of common stock were issued in early January 2015 after employees surrendered 19,196 shares for which we paid $87,000 of withholding taxes on their behalf.

F)	Business Segments. We organize ourselves into a single segment that reports to the chief operating decision makers.

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014

United States	$2,488	$5,496
Brazil	726	39
Rest of world	909	1,082
	$4,123	$6,617

Revenue by product group for the three months ended March 31, 2015 and 2014 was (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Biometrics	$3,849	$6,181
Imaging	173	122
DSL royalties	101	314
	$4,123	$6,617

G)
Recent Accounting Pronouncements.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016.  Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the new revenue standard discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of March 31, 2015.

H)
Income Taxes.  Income tax expense was $0.2 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. Income tax expense in the three month periods of 2015 and 2014 was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the three month period ended March 31, 2015, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.6 million in the three month period ended March 31, 2015. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of March 31, 2015, we had a total of $0.8 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2014 of $4.0 million and $0.3 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.6 million equity adjustment to additional paid-in capital in the three month period ended March 31, 2015 was related to these deferred tax assets.

The Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2012 in September 2014.

I)	Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification		March 31,
	2014	Decrease	Adjustments		2015

Unrealized losses on available for sale securities	($87)	$13	$-		($74)
Unrealized gains on available for sale securities	43	(13)	12		42
Net unrealized gains (losses) on available for sale securities	(44)	-	12	(a)	(32)
Income tax benefit (expense) on other comprehensive loss	15	-	(4)		11
Total accumulated other comprehensive loss, net of taxes	($29)	$-	$8		($21)

(a)	– Classified in other income.

ITEM 2:
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business.

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

Summary of Financial Results

Revenue and net income for the three months ended March 31, 2015 were $4.1 million and $0.3 million, respectively. These results compared to revenue of $6.6 million and net income of $0.9 million in the three months ended March 31, 2014. Lower revenue and net income in the current quarter were primarily due to:

i)	A decrease in hardware sales from $2.6 million in the year ago quarter to zero in the current quarter; and
ii)	A decrease in DSL royalties from $0.3 million in the year ago quarter to $0.1 million in the current quarter.

These and all other financial results are discussed in more detail in the results of operations section that follows.

Results of Operations

Software licenses. Software licenses consist of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue increased 2% from $1.62 million in the three months ended March 31, 2014 to $1.65 million in the same three month period in 2015.  As a percentage of total revenue, software license revenue increased from 24% in the first quarter of 2014 to 40% in the current year quarter. The dollar increase in software license revenue primarily reflects an increase in software license revenue from two customers that are developing commercial biometric systems.  Higher revenue from commercial customers was mostly offset by lower sales of software licenses to government customers.

As described in the strategy section of our Form 10-K for the year ended December 31, 2014, our market strategy is to continue to focus on our legacy government biometrics markets and expand into new commercial biometrics markets.  While we derived a meaningful amount of license and services revenue from commercial customers in the current quarter, we are unable to predict future revenue from commercial markets as these are emerging markets.

Software maintenance.  Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 10% from $1.05 million in the three months ended March 31, 2014 to $1.15 million in the same three month period in 2015.  As a percentage of total revenue, software maintenance revenue increased from 16% in the first quarter of 2014 to 28% in the current year quarter. The dollar increase in software maintenance revenue was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods.

Services. Services consist of fees we charge to perform software development, integration, installation, and customization services. Similar to software license revenue, services revenue depends on our ability to win biometrics systems projects either directly with end user customers or in conjunction with channel partners.  Services revenue will fluctuate when we commence new projects and/or when we complete projects that were started in previous periods.

Services increased 21% from $1.0 million in the three months ended March 31, 2014 to $1.2 million in the same three month period in 2015.  As a percentage of total revenue, services increased from 15% in the first quarter of 2014 to 30% in the current year quarter. The dollar increase in services was primarily due to projects with two customers that are developing biometrics systems for commercial applications that we mentioned in the software license section above.

We also derived a significant amount of services revenue in the first quarter of 2015 from a project with a U.S. government customer. This project, which has contributed significantly to quarterly services revenue since its commencement in 2013, is currently scheduled to end in April 2015. Services revenue in future periods may decline unless we can replace the loss of revenue from this project with services revenue from other government and commercial customers.

Hardware. Hardware revenue consists of sales of biometrics equipment to a single U.S. government customer for whom we developed biometrics software.  Hardware products sold to this customer integrate hardware purchased from third parties with software from other third parties as well as software from Aware. We evaluated the classification of gross versus net revenue recognition and determined gross recognition was appropriate.

Hardware revenue decreased 100% from $2.6 million in the three months ended March 31, 2014 to zero in the same three month period in 2015.  As a percentage of total revenue, hardware revenue decreased from 40% in the first quarter of 2014 to 0% in the current year quarter. The dollar decrease in hardware revenue was due to the fact that we delivered no hardware to our government customer in the current quarter.

In early April 2015, we received a $1.1 million hardware order that we expect to deliver in the third quarter of 2015.  Notwithstanding this order, future orders from this customer may be minimal as we believe it has completed the bulk of its purchasing.  Despite this expectation, we are unable to predict future hardware sales with any degree of certainty because forecasting our customer’s demand is difficult.  If we are unable to replace the lost gross profit on hardware revenue with sales of other products and services in future periods, our operating results may be adversely affected.  It is worth noting that our strategy does not include maintaining or growing biometrics hardware revenue. We agreed to provide hardware products as an accommodation to an important customer.

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

Royalties decreased 68% from $314,000 in the three months ended March 31, 2014 to $101,000 in the same three month period in 2015.  As a percentage of total revenue, royalties decreased from 5% in the first quarter of 2014 to 2% in the current year quarter. We do not consider DSL royalties to be a key element of our strategy and we expect that this revenue will continue to decline in future periods.

Cost of hardware.  Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware decreased from $1.9 million in the three months ended March 31, 2014 to zero in the same three month period in 2015.  Cost of hardware as a percentage of hardware sales was 72% in the prior year quarter, which means that product gross margins were 28% in the first quarter of 2014. The dollar decrease in cost of hardware was because we delivered no hardware products in the current year period compared to $2.6 million in the prior year period.

Cost of Services.  Cost of services consists of engineering costs to perform customer services projects.  Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 18% from $463,000 in the three months ended March 31, 2014 to $547,000 in the same three month period in 2015. Cost of services as a percentage of services decreased from 46% in the first quarter of 2014 to 45% in the current quarter, which means that gross margins on services increased from 54% to 55%. The 18% increase in cost of services in the first quarter of 2015 was mainly attributable to a 21% increase in services revenue.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended March 31,
	2015	2014

Research and development expense	$1,435	$1,279
Cost of services	547	463
Total engineering costs	$1,982	$1,742

Research and development expense increased 12% from $1.3 million in the three months ended March 31, 2014 to $1.4 million in the same three month period in 2015.  As a percentage of total revenue, research and development expense increased from 19% in the first quarter of 2014 to 35% in the current year quarter.

As the table immediately above indicates, total engineering costs in the first quarter of 2015 increased by $240,000 compared to the same period last year. The spending increase was primarily due to headcount additions in our engineering organization over the past year.  The growth in our engineering organization was designed to provide the resources we require: i) to pursue new product development initiatives; and ii) to staff customer engineering services projects.

As described in the strategy section of our Form 10-K for the year ended December 31, 2014, we intend to offer more complete biometrics solutions by expanding our product portfolio. We believe this will allow us to sell more software and services into biometrics projects.  Our preference is to develop such products internally, however to the extent we are unable to do that, we may purchase or license technologies from third parties.

Engineering spending in the first quarter of 2015 is a reflection of this strategy.  We anticipate that we will continue to focus our future research and development activities on enhancing our existing products and developing new products.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense increased 13% from $0.9 million in the three months ended March 31, 2014 to $1.0 million in the same three month period in 2015.  As a percentage of total revenue, selling and marketing expense increased from 13% in the first quarter of 2014 to 24% in the current year quarter. The dollar increase in selling and marketing expense was primarily due to the addition of two employees in our sales organization over the past year and higher sales commissions to one of our foreign sales agents.

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

General and administrative expense was essentially unchanged at $0.8 million in the three month periods ended March 31, 2014 and 2015.  As a percentage of total revenue, general and administrative expense increased from 12% in the first quarter of 2014 to 19% in the current year quarter. Unchanged general and administrative expense reflects a stable administrative organization and similar levels of professional fees and director and officer stock-based compensation in both periods.

Stock-based compensation expense included in general and administrative expense for the remaining three quarters of 2015 will increase over the first quarter of 2015 by approximately $160,000 per quarter. The increase is the result of an unrestricted stock award to directors and officers that the Compensation Committee authorized on March 26, 2015.

Other income.  We recorded $12,000 of other income in the three months ended March 31, 2015.  This amount represented a realized gain on one of our high yield bonds.

Interest income.  Interest income decreased 53% from $86,000 in three months ended March 31, 2014 to $41,000 in the same three month period in 2015.  The dollar decrease in interest income was primarily due to two factors: i) lower levels of high yield bond investments in 2015 as compared to 2014; and ii) lower cash balances as a result of a $39.9 million dividend payment in July 2014.

Income taxes.  Income tax expense was $0.2 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. Income tax expense in the three month periods of 2015 and 2014 was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the three month period ended March 31, 2015, we utilized deferred tax assets to reduce our tax liability payable to the government.  A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.6 million in the three month period ended March 31, 2015. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of March 31, 2015, we had a total of $0.8 million of deferred tax assets for which we had recorded no valuation allowance.  We will continue to assess the level of valuation allowance in future periods.  Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2014 of $4.0 million and $0.3 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.6 million equity adjustment to additional paid-in capital in the three month period ended March 31, 2015 was related to these deferred tax assets.

The Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2012 in September 2014.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $44.7 million, which represented an increase of $0.7 million from December 31, 2014. The increase in cash and cash equivalents was primarily due to the following factors:

Cash provided by operations was $10,000 in the first quarter of 2015. This result included a $0.6 million non-cash item for excess tax benefits from stock-based compensation that reduced cash provided by operations. This presentation of cash flows is consistent with that required by generally accepted accounting principles.  Excluding this non-cash tax benefit, cash provided by operations would have been $0.6 million on a non-GAAP basis.

Cash provided by investing activities of $0.2 million consisted of $0.5 million from sales of investments less $0.3 million used to purchase a technology license that we included in other assets.

Cash provided by financing activities of $0.5 million consisted of $0.6 million of excess tax benefits from stock-based compensation less $0.1 million of cash used to pay income taxes for employees who surrendered shares in connection with stock grants.

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

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at March 31, 2015 consisted of two elements:

1.
Cash and cash equivalents. As of March 31, 2015, our cash and cash equivalents of $44.7 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.
Investments. As of March 31, 2015, our investments of $0.9 million were invested in high yield bonds with two corporate debt issuers, which mature in 2017 and 2018.  While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the three to four year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 1A:
Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

ITEM 4:
Mine Safety Disclosures

Not applicable.

ITEM 6:
Exhibits

(a)  Exhibits

Exhibit 10.1*
Form of Change in Control Retention Agreement between Aware, Inc. and each of Richard P. Moberg and Kevin T. Russell (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2015 and incorporated herein by reference).

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

Exhibit 101**
The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:  (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2015 and March 31, 2014, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and March 31, 2014, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: April 24, 2015	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: April 24, 2015	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)

