Form 10-Q
period 2015-06-30
AWARE INC /MA/
filed 2015-07-28
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended June 30, 2015

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

Large Accelerated Filer ☐    Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 22, 2015:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,929,901 shares

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$44,513	$43,985
Accounts receivable, net	4,821	3,619
Inventories	2	2
Deferred tax assets	189	168
Prepaid expenses and other current assets	1,093	401
Total current assets	50,618	48,175

Property and equipment, net	5,140	5,289
Investments	856	1,428
Long term deferred tax assets	737	804
Other assets	425	197
Total assets	$57,776	$55,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$147	$258
Accrued expenses	938	820
Deferred revenue	2,836	2,352
Total current liabilities	3,921	3,430

Long-term deferred revenue	183	74

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,871,039 as of June 30, 2015 and 22,808,761 as of December 31, 2014	229	228
Additional paid-in capital	104,487	103,756
Accumulated other comprehensive loss	(69)	(29)
Accumulated deficit	(50,975)	(51,566)
Total stockholders’ equity	53,672	52,389

Total liabilities and stockholders’ equity	$57,776	$55,893

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

 (in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Software licenses	$2,272	$2,065	$3,921	$3,682
Software maintenance	1,278	1,152	2,431	2,197
Services	855	1,338	2,075	2,346
Hardware	-	2,048	-	4,681
Royalties	105	164	206	478
Total revenue	4,510	6,767	8,633	13,384

Costs and expenses:
Cost of hardware	-	1,411	-	3,313
Cost of services	569	618	1,116	1,082
Research and development	1,439	1,400	2,874	2,679
Selling and marketing	1,064	981	2,036	1,839
General and administrative	961	975	1,746	1,779
Total costs and expenses	4,033	5,385	7,772	10,692

Operating income	477	1,382	861	2,692
Other income/(expense)	-	(59)	12	(59)
Interest income	33	52	74	139
Income before provision for income taxes	510	1,375	947	2,772
Provision for income taxes	191	510	356	1,026
Net income	$319	$865	$591	$1,746

Net income per share – basic	$0.01	$0.04	$0.03	$0.08
Net income per share – diluted	$0.01	$0.04	$0.03	$0.08

Weighted-average shares – basic	22,867	22,630	22,866	22,628
Weighted-average shares - diluted	23,029	22,837	22,958	22,769

Comprehensive income:
Net income	$319	$865	$591	$1,746
Other comprehensive income (net of tax):
Unrealized gains (losses) on available for sale securities	(48)	37	(40)	121
Comprehensive income	$271	$902	$551	$1,867

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net income	$591	$1,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309	269
Stock-based compensation	242	322
Amortization of premium on investments	(5)	-
Deferred tax provision on other comprehensive income	21	(79)
(Gain)/loss on sale of investments	(12)	59
Changes in assets and liabilities:
Accounts receivable	(1,202)	(1,312)
Inventories	-	1,538
Prepaid expenses and other current assets	(692)	338
Deferred tax assets	46	197
Accounts payable	(111)	(923)
Accrued expenses	118	170
Accrued income taxes	-	88
Deferred revenue	593	270
Net cash provided by (used in) operating activities	(102)	2,683

Cash flows from investing activities:
Purchases of property and equipment	(68)	(101)
Sales of investments	529	1,432
Purchase of other assets	(320)	-
Net cash provided by investing activities	141	1,331

Cash flows from financing activities:
Proceeds from issuance of common stock	22	68
Excess tax benefits from stock-based compensation	554	592
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(87)	(92)
Net cash provided by financing activities	489	568

Increase in cash and cash equivalents	528	4,582
Cash and cash equivalents, beginning of period	43,985	72,660

Cash and cash equivalents, end of period	$44,513	$77,242

Supplemental disclosure: Cash paid for income taxes	$346	$2

Non-cash transactions: Stock option receivables offset against proceeds from issuance of common stock	$-	$138

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

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2015, and of operations and cash flows for the interim periods ended June 30, 2015 and 2014.

The results of operations for the interim period ended June 30, 2015 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $44.5 million and $44.0 million as of June 30, 2015 and December 31, 2014, respectively. We classified our cash equivalents of $34.3 million and $34.3 million as of June 30, 2015 and December 31, 2014 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements. We had $0.9 million and $1.4 million of available-for-sale investments as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at June 30, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$856	$-	$-
Money market funds (included in cash and cash equivalents)	34,311
Total	$35,167	$-	$-

As of December 31, 2014, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$1,428	$-	$-
Money market funds (included in cash and cash equivalents)	34,339
Total	$35,767	$-	$-

C)	Inventories. Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method. Inventory balances at June 30, 2015 and December 31, 2014 were immaterial and consisted of spare parts.

D)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$319	$865	$591	$1,746

Shares outstanding:
Weighted-average common shares outstanding	22,867	22,630	22,866	22,628
Additional dilutive common stock equivalents	162	207	92	141
Diluted shares outstanding	23,029	22,837	22,958	22,769

Net income per share – basic	$0.01	$0.04	$0.03	$0.08
Net income per share - diluted	$0.01	$0.04	$0.03	$0.08

For the three month periods ended June 30, 2015 and 2014, options to purchase 54,034 and 821,838 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

For the six month periods ended June 30, 2015 and 2014, options to purchase 54,034 and 821,838 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of services	$12	$14	$13	$15
Research and development	26	34	27	37
Selling and marketing	4	6	5	6
General and administrative	179	239	197	264
Stock-based compensation expense	$221	$293	$242	$322

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

We granted shares of unrestricted stock in 2015 and 2014 that affected financial results for the three and six month periods ended June 30, 2015 and 2014. These grants are described below.

2015 Grant. On March 26, 2015, we granted 152,000 shares of unrestricted stock to directors, officers and employees. Half of those shares were issued on July 1, 2015 and the remaining 76,000 shares will be issued shortly after December 31, 2015, provided each grantee is serving as a director, officer or employee on that date. The total stock-based compensation expense related to this grant is $682,000, of which $221,000 and $236,000 was charged to expense in the three and six months ended June 30, 2015, respectively. We anticipate the remaining $446,000 will be charged to expense ratably over the remaining two quarters of 2015.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

United States	$2,526	$5,295	$5,014	$10,791
Brazil	928	398	1,654	437
Rest of World	1,056	1,074	1,965	2,156
	$4,510	$6,767	$8,633	$13,384

Revenue by product group for the three and six months ended June 30, 2015 and 2014 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Biometrics	$3,883	$6,029	$7,731	$12,210
Imaging	522	574	696	697
DSL royalties	105	164	206	477
	$4,510	$6,767	$8,633	$13,384

G)	Recent Accounting Pronouncements. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year, but to permit entities to choose to adopt the standard as of the original effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the new revenue standard discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of June 30, 2015.

H)	Income Taxes. Income tax expense was $0.2 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively. Income tax expense was $0.4 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively. Income tax expense in the three and six month periods of 2015 and 2014 was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the six month periods ended June 30, 2015 and 2014, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.6 million and $0.6 million in the six month periods ended June 30, 2015 and 2014, respectively. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of June 30, 2015, we had a total of $0.9 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2014 of $4.0 million and $0.3 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.6 million and $0.6 million equity adjustment to additional paid-in capital in the six month periods ended June 30, 2015 and 2014 were related to these deferred tax assets.

The Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2012 in September 2014.

I)	Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31, 2014	Increase/ Decrease	Reclassification Adjustments		June 30, 2015

Unrealized losses on available for sale securities	($87)	($63)	$-		($150)
Unrealized gains on available for sale securities	43	(10)	12		45
Net unrealized gains (losses) on available for sale securities	(44)	(73)	12	(a)	(105)
Income tax benefit (expense) on other comprehensive loss	15	25	(4)		36
Total accumulated other comprehensive loss, net of taxes	($29)	($48)	$8		($69)

(a)	– Classified in other income.

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

Summary of Financial Results

Revenue and net income for the three months ended June 30, 2015 were $4.5 million and $0.3 million, respectively. These results compared to revenue of $6.8 million and net income of $0.9 million in the three months ended June 30, 2014. Lower revenue and net income in the current quarter were primarily due to:

i)	A decrease in hardware sales from $2.0 million in the year ago quarter to zero in the current quarter; and
ii)	A decrease in services revenue from $1.3 million in the year ago quarter to $0.9 million in the current quarter.

Revenue and net income for the six months ended June 30, 2015 were $8.6 million and $0.6 million, respectively. These results compared to revenue of $13.4 million and net income of $1.7 million in the six months ended June 30, 2014. Lower revenue and net income in the current six month period were primarily due to:

i)	A decrease in hardware sales from $4.7 million in the six month period in 2014 to zero in the same six month period in 2015; and
ii)	A decrease in DSL royalties from $0.5 million in the six month period in 2014 to $0.2 million in the same six month period in 2015.

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

Software license revenue increased 10% from $2.1 million in the three months ended June 30, 2014 to $2.3 million in the same three month period in 2015. As a percentage of total revenue, software license revenue increased from 31% in the second quarter of 2014 to 50% in the current year quarter.

Software license revenue increased 6% from $3.7 million in the six months ended June 30, 2014 to $3.9 million in the same six month period in 2015. As a percentage of total revenue, software license revenue increased from 28% in the first six months of 2014 to 45% in the corresponding period of 2015.

For the three and six month periods ended June 30, 2015, the dollar increase in software license revenue primarily reflects an increase in software license revenue from two customers that are developing commercial biometric systems. Higher revenue from these commercial customers was partially offset by lower sales of software licenses to channel partners that serve government customers.

As described in the strategy section of our Form 10-K for the year ended December 31, 2014, our market strategy is to continue to focus on our legacy government biometrics markets and expand into new commercial biometrics markets. While we derived a meaningful amount of license and services revenue from commercial customers in the first half of 2015, we are unable to predict future revenue from commercial markets as these are emerging markets for us.

Software maintenance. Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 11% from $1.2 million in the three months ended June 30, 2014 to $1.3 million in the same three month period in 2015. As a percentage of total revenue, software maintenance revenue increased from 17% in the second quarter of 2014 to 28% in the current year quarter.

Software maintenance revenue increased 11% from $2.2 million in the six months ended June 30, 2014 to $2.4 million in the same six month period in 2015. As a percentage of total revenue, software maintenance revenue increased from 16% in the first six months of 2014 to 28% in the corresponding period of 2015.

For the three and six month periods ended June 30, 2015, the dollar increase in software maintenance revenue was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods.

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

Services decreased 36% from $1.3 million in the three months ended June 30, 2014 to $0.9 million in the same three month period in 2015. As a percentage of total revenue, services decreased from 20% in the second quarter of 2014 to 19% in the current year quarter.

Services decreased 12% from $2.3 million in the six months ended June 30, 2014 to $2.1 million in the same six month period in 2015. As a percentage of total revenue, services increased from 18% in the first six months of 2014 to 24% in the corresponding period of 2015.

For the three and six month periods ended June 30, 2015, the dollar decrease in services was primarily due to lower revenue from projects with two direct U.S. government customers. The larger of those projects has contributed significantly to quarterly services revenue since its commencement in 2013. This project began to wind down in the second quarter of 2015 and is expected to be completed in the third quarter of 2015. Lower services revenue from these two government projects was partially offset by higher revenue from two projects with customers that are developing biometrics systems for commercial applications. These commercial projects are the same as those mentioned in the software license section above.

Services revenue in future periods may decline compared to comparable periods in 2014 unless we can replace the loss of revenue from the large U.S. government project mentioned in the previous paragraph with services revenue from other government and commercial customers.

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

Hardware sales decreased 100% from $2.0 million in the three months ended June 30, 2014 to zero in the same three month period in 2015. As a percentage of total revenue, hardware sales decreased from 30% in the second quarter of 2014 to 0% in the current year quarter.

Hardware sales decreased 100% from $4.7 million in the six months ended June 30, 2014 to zero in the same six month period in 2015. As a percentage of total revenue, hardware sales decreased from 35% in the first six months of 2014 to 0% in the corresponding period of 2015.

For the three and six month periods ended June 30, 2015, the dollar decrease in hardware sales was due to the fact that we delivered no hardware to our government customer through June 30, 2015.

In April 2015, we received a $1.1 million hardware order that we expect to deliver in the third or fourth quarter of 2015. Notwithstanding this order, future orders from this customer may be minimal as we believe it has completed the bulk of its purchasing. Despite this expectation, we are unable to predict future hardware sales with any degree of certainty because forecasting our customer’s demand is difficult. If we are unable to replace the lost gross profit on hardware revenue with sales of other products and services in future periods, our operating results may be adversely affected. It is worth noting that our strategy does not include maintaining or growing biometrics hardware revenue. We agreed to provide hardware products as an accommodation to an important customer.

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

Royalties decreased 36% from $164,000 in the three months ended June 30, 2014 to $105,000 in the same three month period in 2015. As a percentage of total revenue, royalties were unchanged at 2% in the second quarters of 2014 and 2015.

Royalties decreased 57% from $478,000 in the six months ended June 30, 2014 to $206,000 in the same six month period in 2015. As a percentage of total revenue, royalties decreased from 4% in the first six months of 2014 to 2% in the corresponding period of 2015.

We do not consider DSL royalties to be a key element of our business and we expect that this revenue will continue to decline in future periods.

Cost of hardware. Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales decreased 100% from $1.4 million in the three months ended June 30, 2014 to zero in the same three month period in 2015. Cost of hardware as a percentage of hardware sales was 69% in the prior year quarter, which means that product gross margins were 31% in the second quarter of 2014.

Cost of hardware sales decreased 100% from $3.3 million in the six months ended June 30, 2014 to zero in the same six month period in 2015. Cost of hardware as a percentage of hardware sales was 71% in the first six months of 2014, which means that product gross margins were 29% in that period.

For the three and six month periods ended June 30, 2015, the dollar decrease in cost of hardware was because we delivered no hardware products in the current year periods.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 8% from $618,000 in the three months ended June 30, 2014 to $569,000 in the same three month period in 2015. Cost of services as a percentage of services increased from 46% in the second quarter of 2014 to 67% in the current quarter, which means that gross margins on services decreased from 54% to 33%. The dollar decrease in cost of services was primarily due to lower services revenue. The margin decrease was related to the large project with the U.S. government customer described in services revenue. As the project neared completion, we incurred additional unexpected costs to resolve issues identified during final software testing.

Cost of services increased 3% from slightly less than $1.1 million in the six months ended June 30, 2014 to slightly more than $1.1 million in the same six month period in 2015. Cost of services as a percentage of services increased from 46% in the first six months of 2014 to 54% in the corresponding period in 2015, which means that gross margins on services decreased from 54% to 46%. The dollar increase in cost of services and the margin decline in the six months ended June 30, 2015 were also attributable to the issues we experienced in the second quarter of 2015 with one of our U.S. government customers.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Research and development expense	$1,439	$1,400	$2,874	$2,679
Cost of services	569	618	1,116	1,082
Total engineering costs	$2,008	$2,018	$3,990	$3,761

Research and development expense increased 3% from $1.4 million in the three months ended June 30, 2014 to slightly more than $1.4 million in the same three month period in 2015. As a percentage of total revenue, research and development expense increased from 21% in the second quarter of 2014 to 32% in the corresponding period of 2015.

Research and development expense increased 7% from $2.7 million in the six months ended June 30, 2014 to $2.9 million in the same six month period in 2015. As a percentage of total revenue, research and development expense increased from 20% in the first six months of 2014 to 33% in the corresponding period of 2015.

As the table immediately above indicates, total engineering costs in the three month period ended June 30, 2015 were essentially unchanged from the corresponding period in 2014. Unchanged engineering spending in the current quarter primarily reflects increased spending on engineers due to headcount growth that was fully offset by lower spending on contractors and recruiting fees for new hires.

Total engineering costs in the six month period ended June 30, 2015 were $0.2 million higher than the corresponding period in 2014. The spending increase in the current six month period primarily reflects increased spending on engineers due to headcount growth that was partially offset by lower spending on contractors and recruiting fees for new hires.

The headcount growth in our engineering organization was designed to provide the resources we require: i) to pursue new product development initiatives; and ii) to staff customer engineering services projects.

As described in the strategy section of our Form 10-K for the year ended December 31, 2014, we intend to offer more complete biometrics solutions by expanding our product portfolio. We believe this will allow us to sell more software and services into biometrics projects. Our preference is to develop such products internally, however to the extent we are unable to do that, we may purchase or license technologies from third parties. Engineering spending in the first half of 2015 is a reflection of this strategy. We anticipate that we will continue to focus our future research and development activities on enhancing our existing products and developing new products.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense increased 8% from $1.0 million in the three months ended June 30, 2014 to $1.1 million in the same three month period of 2015. As a percentage of total revenue, sales and marketing expense increased from 14% in the second quarter of 2014 to 24% in the corresponding period of 2015.

Sales and marketing expense increased 11% from $1.8 million in the six months ended June 30, 2014 to $2.0 million in the same six month period of 2015. As a percentage of total revenue, sales and marketing expense increased from 14% in the first six months of 2014 to 24% in the corresponding period of 2015.

For the three and six month periods ended June 30, 2015, the dollar increase in selling and marketing expense was primarily due to the addition of two employees in our sales organization over the past year and higher sales commissions to one of our foreign sales agents.

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

General and administrative expense was essentially unchanged at $1.0 million in the three months ended June 30, 2015 and 2014. As a percentage of total revenue, general and administrative expense increased from 14% in the second quarter of 2014 to 21% in the current year quarter. Unchanged general and administrative expense in the current quarter was primarily due to lower stock-based compensation that was offset by higher legal fees and IT costs associated with an upgrade of our accounting systems.

General and administrative expense decreased 2% from $1.78 million in the six months ended June 30, 2014 to $1.75 million in the same six month period in 2015. As a percentage of total revenue, general and administrative expense increased from 13% in the first six months of 2014 to 20% in the corresponding period in 2015. The decrease in general and administrative expense in the first six months of 2015 was primarily due to lower stock-based compensation that was offset by higher IT costs associated with an upgrade of our accounting systems.

Other income. We recorded $12,000 of other income in the six months ended June 30, 2015 and $59,000 of other expense in the three months ended June 30, 2014. Other income in 2015 represented a realized gain on the sale of a high yield bond. Other expense in 2014 represented realized losses on the sale of two high yield bonds.

Interest income. Interest income decreased 38% from $52,000 in three months ended June 30, 2014 to $33,000 in the same three month period in 2015.

Interest income decreased 47% from $139,000 in the six months ended June 30, 2014 to $74,000 in the same six month period in 2015.

For the three and six month periods, the dollar decrease in interest income was primarily due to two factors: i) lower levels of high yield bond investments in 2015 as compared to 2014; and ii) lower cash balances as a result of a $39.9 million dividend payment in July 2014.

Income taxes. Income tax expense was $0.2 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively. Income tax expense was $0.4 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively. Income tax expense in the three and six month periods of 2015 and 2014 was based on the U.S. statutory rate of 34%, increased by state income taxes.

In the six month periods ended June 30, 2015 and 2014, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.6 million and $0.6 million in the six month periods ended June 30, 2015 and 2014, respectively. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of June 30, 2015, we had a total of $0.9 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2014 of $4.0 million and $0.3 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.6 million and $0.6 million equity adjustment to additional paid-in capital in the six month periods ended June 30, 2015 and 2014 were related to these deferred tax assets.

The Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2012 in September 2014.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $44.5 million, which represented an increase of $0.5 million from December 31, 2014. The increase in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $102,000 in the first six months of 2015. This result included a $554,000 non-cash item for excess tax benefits from stock-based compensation that reduced cash provided by operations.

Cash provided by investing activities of $141,000 consisted of $529,000 from sales of investments less $320,000 used to purchase a technology license and $68,000 of purchases of property and equipment.

Cash provided by financing activities of $489,000 consisted of: i) $554,000 of excess tax benefits from stock-based compensation; and ii) $22,000 of proceeds from our employee stock purchase plan. Cash provided by these two activities was partially offset by $87,000 of cash used to pay income taxes for employees who surrendered shares in connection with stock grants.

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

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at June 30, 2015 consisted of two elements:

1.	Cash and cash equivalents. As of June 30, 2015, our cash and cash equivalents of $44.5 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.	Investments. As of June 30, 2015, our investments of $0.9 million were invested in high yield bonds with two corporate debt issuers, which mature in 2017 and 2018. While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the three to four year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 31.1	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2015 and June 30, 2014, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and June 30, 2014, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: July 28, 2015	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: July 28, 2015	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)

