Form 10-Q
period 2015-09-30
AWARE INC /MA/
filed 2015-10-27
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended September 30, 2015

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

Indicate the number of shares outstanding of the issuer’s common stock as of October 23, 2015:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,929,901 shares

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$46,421	$43,985
Accounts receivable, net	2,409	3,619
Inventories	616	2
Deferred tax assets	168	168
Prepaid expenses and other current assets	841	401
Total current assets	50,455	48,175

Property and equipment, net	5,078	5,289
Investments	858	1,428
Long term deferred tax assets	749	804
Other assets	370	197
Total assets	$57,510	$55,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$297	$258
Accrued expenses	764	820
Deferred revenue	2,333	2,352
Total current liabilities	3,394	3,430

Long-term deferred revenue	150	74

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,929,901 as of September 30, 2015 and 22,808,761 as of December 31, 2014	229	228
Additional paid-in capital	102,585	103,756
Accumulated other comprehensive loss	(70)	(29)
Accumulated deficit	(48,778)	(51,566)
Total stockholders’ equity	53,966	52,389

Total liabilities and stockholders’ equity	$57,510	$55,893

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Software licenses	$2,076	$3,077	$5,997	$6,759
Software maintenance	1,220	1,085	3,651	3,282
Services	652	1,585	2,727	3,931
Hardware	-	132	-	4,813
Royalties	93	148	299	626
Total revenue	4,041	6,027	12,674	19,411

Costs and expenses:
Cost of hardware	-	90	-	3,403
Cost of services	416	615	1,532	1,697
Research and development	1,489	1,381	4,364	4,060
Selling and marketing	849	973	2,885	2,813
General and administrative	858	940	2,604	2,719
Total costs and expenses	3,612	3,999	11,385	14,692

Patent related income	-	2,127	-	2,127

Operating income	429	4,155	1,289	6,846
Other income/(expense)	-	-	12	(59)
Interest income	35	43	109	182
Income before provision for income taxes	464	4,198	1,410	6,969
Provision for (benefit from) income taxes	(1,733)	1,599	(1,378)	2,625
Net income	$2,197	$2,599	$2,788	$4,344

Net income per share – basic	$0.10	$0.11	$0.12	$0.19
Net income per share – diluted	$0.10	$0.11	$0.12	$0.19

Weighted-average shares – basic	22,930	22,804	22,888	22,687
Weighted-average shares - diluted	23,011	22,893	22,949	22,781

Comprehensive income:
Net income	$2,197	$2,599	$2,788	$4,344
Other comprehensive income (net of tax):
Unrealized gains (losses) on available for sale securities	(1)	(67)	(41)	54
Comprehensive income	$2,196	$2,532	$2,747	$4,398

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net income	$2,788	$4,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	474	405
Stock-based compensation	466	619
Reversal of reserve for uncertain tax positions	(1,913)	-
Gain on sale of patent assets	-	(2,127)
Amortization of premium on investments	(8)	(1)
Deferred tax provision on other comprehensive income	21	(44)
(Gain)/loss on sale of investments	(12)	59
Changes in assets and liabilities:
Accounts receivable	1,210	632
Inventories	(614)	1,599
Prepaid expenses and other current assets	(440)	260
Deferred tax assets	54	202
Accounts payable	39	(1,337)
Accrued expenses	(56)	58
Accrued income taxes	-	57
Deferred revenue	56	832
Net cash provided by operating activities	2,065	5,558

Cash flows from investing activities:
Purchases of property and equipment	(117)	(112)
Sales of investments	529	1,432
Proceeds from sale of patent assets, net	-	2,127
Purchase of other assets	(320)	-
Net cash provided by investing activities	92	3,447

Cash flows from financing activities:
Proceeds from issuance of common stock	22	491
Payment of dividends	-	(39,905)
Excess tax benefits from stock-based compensation	413	1,461
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(156)	(205)
Net cash provided by (used in) financing activities	279	(38,158)

Increase/(decrease) in cash and cash equivalents	2,436	(29,153)
Cash and cash equivalents, beginning of period	43,985	72,660

Cash and cash equivalents, end of period	$46,421	$43,507

Supplemental disclosure:
Cash paid for income taxes	$356	$617

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

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2015, and of operations and cash flows for the interim periods ended September 30, 2015 and 2014.

The results of operations for the interim period ended September 30, 2015 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $46.4 million and $44.0 million as of September 30, 2015 and December 31, 2014, respectively. We classified our cash equivalents of $34.3 million and $34.3 million as of September 30, 2015 and December 31, 2014 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements. We had $0.9 million and $1.4 million of available-for-sale investments as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at September 30, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$858	$-	$-
Money market funds (included in cash and cash equivalents)	34,322
Total	$35,180	$-	$-

As of December 31, 2014, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$1,428	$-	$-
Money market funds (included in cash and cash equivalents)	34,339
Total	$35,767	$-	$-

C)	Inventories. Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in, first-out (“FIFO”) method. Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$616	$2
Finished goods	-	-
Total	$616	$2

D)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$2,197	$2,599	$2,788	$4,344

Shares outstanding:
Weighted-average common shares outstanding	22,930	22,804	22,888	22,687
Additional dilutive common stock equivalents	81	89	61	94
Diluted shares outstanding	23,011	22,893	22,949	22,781

Net income per share – basic	$0.10	$0.11	$0.12	$0.19
Net income per share - diluted	$0.10	$0.11	$0.12	$0.19

For the three month periods ended September 30, 2015 and 2014, options to purchase 64,034 and 40,834 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

For the nine month periods ended September 30, 2015 and 2014, options to purchase 54,034 and 40,834 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of services	$9	$15	$23	$30
Research and development	29	34	56	71
Selling and marketing	4	6	9	12
General and administrative	181	242	378	506
Stock-based compensation expense	$223	$297	$466	$619

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

We granted shares of unrestricted stock in 2015 and 2014 that affected financial results for the three and nine month periods ended September 30, 2015 and 2014. These grants are described below.

2015 Grant. On March 26, 2015, we granted 152,000 shares of unrestricted stock to directors, officers and employees. Half of those shares were issued on July 1, 2015 and the remaining 76,000 shares will be issued shortly after December 31, 2015, provided each grantee is serving as a director, officer or employee on that date. The total stock-based compensation expense related to this grant is $682,000, of which $223,000 and $459,000 were charged to expense in the three and nine months ended September 30, 2015, respectively. We anticipate the remaining $223,000 will be charged to expense in the fourth quarter of 2015.

The shares we issued on July 1, 2015 for the first installment of the 2015 grant included 58,862 net shares of common stock after employees surrendered 17,138 shares for which we paid $69,000 of withholding taxes on their behalf.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

United States	$2,579	$4,154	$7,594	$14,945
Brazil	157	22	1,810	460
Rest of World	1,305	1,851	3,270	4,006
	$4,041	$6,027	$12,674	$19,411

Revenue by product group for the three and nine months ended September 30, 2015 and 2014 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Biometrics	$3,575	$5,510	$11,306	$17,720
Imaging	373	369	1,069	1,065
DSL royalties	93	148	299	626
	$4,041	$6,027	$12,674	$19,411

G)	Recent Accounting Pronouncements. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year, but to permit entities to choose to adopt the standard as of the original effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the new revenue standard discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of September 30, 2015.

H)	Income Taxes. Income tax expense was $1.6 million and $2.6 million for the three and nine months ended September 30, 2014, respectively. Income tax expense in the three and nine month periods of 2014 was based on the U.S. statutory rate of 34%, increased by state income taxes.

We recorded income tax benefits in the three and nine month periods ended September 30, 2015 of $1.7 million and $1.4 million, respectively. Income tax benefits in the three and nine month periods of 2015 were the result of a $1.9 million tax benefit from the reversal of a reserve for uncertain tax positions, which was partially offset by taxes on pre-tax income based on the U.S. statutory rate of 34%, increased by state income taxes.

As previously reported, the Internal Revenue Service (“IRS”) commenced an examination of our tax return for the year ended December 31, 2012 in September 2014. In July 2015, the IRS notified us that it had completed its examination and that it had no changes to our reported tax. As a result of the completion of the IRS examination, we determined that a $1.9 million reserve for uncertain tax positions we had established on federal research and development credits was no longer required. We reversed the reserve in the current quarter.

In the nine month periods ended September 30, 2015 and 2014, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.4 million and $1.5 million in the nine month periods ended September 30, 2015 and 2014, respectively. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of September 30, 2015, we had a total of $0.9 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2014 of $4.0 million and $0.3 million. Federal credits of $4.0 million would be adjusted to $5.9 million after giving effect to the current quarter reversal of the reserve for uncertain tax positions. Our federal and state credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.4 million and $1.5 million equity adjustment to additional paid-in capital in the nine month periods ended September 30, 2015 and 2014 were related to these deferred tax assets.

I)	Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification		September 30,
	2014	Decrease	Adjustments		2015

Unrealized losses on available for sale securities	$(87)	$(64)	$-		$(151)
Unrealized gains on available for sale securities	43	(10)	12		45
Net unrealized gains (losses) on available for sale securities	(44)	(74)	12	(a)	(106)
Income tax benefit (expense) on other comprehensive loss	15	25	(4)		36
Total accumulated other comprehensive loss, net of taxes	$(29)	$(49)	$8		$(70)

(a)	– Classified in other income.

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

Summary of Financial Results

Revenue and net income for the three months ended September 30, 2015 were $4.0 million and $2.2 million, respectively. These results compared to revenue of $6.0 million and net income of $2.6 million in the three months ended September 30, 2014.

Lower revenue in the current quarter was primarily due to:

i)	A $1.0 million decrease in sales of software licenses from $3.1 million in the year ago quarter to $2.1 million in the current quarter; and
ii)	A $0.9 million decrease in services revenue from $1.6 million in the year ago quarter to $0.7 million in the current quarter.

Lower net income in the current quarter was primarily due to:

i)	Lower sales of software and services;
ii)	The year ago quarter included $2.1 million of patent related income from the sale of patents, whereas the current quarter did not include any patent related income.
iii)	The effect of lower sales and patent related income in the current period was partially offset by a $1.9 million tax benefit adjustment related to the reversal of a reserve for uncertain tax positions.

Revenue and net income for the nine months ended September 30, 2015 were $12.7 million and $2.8 million, respectively. These results compared to revenue of $19.4 million and net income of $4.3 million in the nine months ended September 30, 2014.

Lower revenue in the current nine month period was primarily due to:

i)	A $0.8 million decrease in sales of software licenses from $6.8 million in the nine month period in 2014 to $6.0 million in the same nine month period in 2015;
ii)	A $1.2 million decrease in services revenue from $3.9 million in the nine month period in 2014 to $2.7 million in the same nine month period in 2015; and
iii)	A $4.8 million decrease in hardware sales from $4.8 million in the nine month period in 2014 to zero in the same nine month period in 2015.

Lower net income in the current nine month period was primarily due to:

i)	Lower sales of software, services and hardware;
ii)	The year ago nine month period included $2.1 million of patent related income from the sale of patents, whereas the current year period did not include any patent related income.
iii)	The effect of lower sales and patent related income in the current nine month period was partially offset by a $1.9 million tax benefit adjustment related to the reversal of a reserve for uncertain tax positions.

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

Software license revenue decreased 33% from $3.1 million in the three months ended September 30, 2014 to $2.1 million in the same three month period in 2015. As a percentage of total revenue, software license revenue was unchanged at 51% in both quarters.

Software license revenue decreased 11% from $6.8 million in the nine months ended September 30, 2014 to $6.0 million in the same nine month period in 2015. As a percentage of total revenue, software license revenue increased from 35% in the first nine months of 2014 to 47% in the corresponding period of 2015.

For the three and nine month periods ended September 30, 2015, the dollar decrease in software license revenue was primarily due to a $1.0 million sale to a government agency in the third quarter of 2014. We did not have a government sale of that magnitude in 2015.

Software license revenue in 2015 includes revenue from two customers that are developing commercial biometric systems. As described in the strategy section of our Form 10-K for the year ended December 31, 2014, our market strategy is to continue to focus on our legacy government biometrics markets and expand into new commercial biometrics markets. While we derived a meaningful amount of license and services revenue from commercial customers in the first nine months of 2015, we are unable to predict future revenue from commercial markets as these are emerging markets for us.

Software maintenance. Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 12% from $1.1 million in the three months ended September 30, 2014 to $1.2 million in the same three month period in 2015. As a percentage of total revenue, software maintenance revenue increased from 18% in the third quarter of 2014 to 30% in the current year quarter.

Software maintenance revenue increased 11% from $3.3 million in the nine months ended September 30, 2014 to $3.7 million in the same nine month period in 2015. As a percentage of total revenue, software maintenance revenue increased from 17% in the first nine months of 2014 to 29% in the corresponding period of 2015.

For the three and nine month periods ended September 30, 2015, the dollar increase in software maintenance revenue was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods.

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

Services decreased 60% from $1.6 million in the three months ended September 30, 2014 to $0.7 million in the same three month period in 2015. As a percentage of total revenue, services decreased from 26% in the third quarter of 2014 to 16% in the current year quarter.

Services decreased 31% from $3.9 million in the nine months ended September 30, 2014 to $2.7 million in the same nine month period in 2015. As a percentage of total revenue, services increased from 20% in the first nine months of 2014 to 22% in the corresponding period of 2015.

For the three and nine month periods ended September 30, 2015, the dollar decrease in services was primarily due to lower revenue from projects with three direct U.S. government customers. The larger of those projects has contributed significantly to quarterly services revenue since its commencement in 2013. This project began to wind down in the second quarter of 2015 and was completed in the third quarter of 2015. Lower services revenue from these government projects was partially offset by higher revenue from two projects with customers that are developing biometrics systems for commercial applications. These commercial projects are the same as those mentioned in the software license section above.

Services revenue in the fourth quarter of 2015 is likely to decline compared to the comparable period in 2014 as two of the three government projects described above have been completed.

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

Hardware sales decreased 100% from $0.1 million in the three months ended September 30, 2014 to zero in the same three month period in 2015. As a percentage of total revenue, hardware sales decreased from 2% in the third quarter of 2014 to 0% in the current year quarter.

Hardware sales decreased 100% from $4.8 million in the nine months ended September 30, 2014 to zero in the same nine month period in 2015. As a percentage of total revenue, hardware sales decreased from 25% in the first nine months of 2014 to 0% in the corresponding period of 2015.

For the three and nine month periods ended September 30, 2015, the dollar decrease in hardware sales was due to the fact that we delivered no hardware to our government customer through September 30, 2015.

In April 2015, we received a $1.1 million hardware order that we expect to deliver in the fourth quarter of 2015. In September 2015, we received another hardware order for $0.3 million that we expect to deliver over the next quarter or two. Notwithstanding these orders, future orders from this customer may be minimal as we believe it has completed the bulk of its purchasing. Despite this expectation, we are unable to predict future hardware sales with any degree of certainty because forecasting our customer’s demand is difficult.

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

Royalties decreased 37% from $148,000 in the three months ended September 30, 2014 to $93,000 in the same three month period in 2015. As a percentage of total revenue, royalties were unchanged at 2% in the third quarters of 2014 and 2015.

Royalties decreased 52% from $626,000 in the nine months ended September 30, 2014 to $299,000 in the same nine month period in 2015. As a percentage of total revenue, royalties decreased from 3% in the first nine months of 2014 to 2% in the corresponding period of 2015.

We do not consider DSL royalties to be a key element of our business and we expect that this revenue will continue to decline in future periods.

Cost of hardware. Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales decreased 100% from $90,000 in the three months ended September 30, 2014 to zero in the same three month period in 2015. Cost of hardware as a percentage of hardware sales was 68% in the prior year quarter, which means that product gross margins were 32% in the third quarter of 2014.

Cost of hardware sales decreased 100% from $3.4 million in the nine months ended September 30, 2014 to zero in the same nine month period in 2015. Cost of hardware as a percentage of hardware sales was 71% in the first nine months of 2014, which means that product gross margins were 29% in that period.

For the three and nine month periods ended September 30, 2015, the dollar decrease in cost of hardware was due to the lack of hardware shipments in the current year periods.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 32% from $615,000 in the three months ended September 30, 2014 to $416,000 in the same three month period in 2015. Cost of services as a percentage of services increased from 39% in the third quarter of 2014 to 64% in the current quarter, which means that gross margins on services decreased from 61% to 36%.

Cost of services decreased 10% from $1.7 million in the nine months ended September 30, 2014 to $1.5 million in the same nine month period in 2015. Cost of services as a percentage of services increased from 43% in the first nine months of 2014 to 56% in the corresponding period in 2015, which means that gross margins on services decreased from 57% to 44%.

For the three and nine month periods ended September 30, 2015, the dollar decrease in cost of services was due to lower services revenue. The decline in the services margin percentages was primarily due to two factors:

i)	As described in the services revenue section above, we completed a large project with a U.S. government customer in the third quarter of 2015. We incurred unexpected labor hours to resolve issues identified during final software testing. We believe those issues were resolved in the third quarter.

ii)	We also incurred more labor hours on several other customer projects than we expected at the time we quoted those projects.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Research and development expense	$1,489	$1,381	$4,364	$4,060
Cost of services	416	615	1,532	1,697
Total engineering costs	$1,905	$1,996	$5,896	$5,757

Research and development expense increased 8% from $1.4 million in the three months ended September 30, 2014 to $1.5 million in the same three month period in 2015. As a percentage of total revenue, research and development expense increased from 23% in the third quarter of 2014 to 37% in the corresponding period of 2015.

Research and development expense increased 7% from $4.1 million in the nine months ended September 30, 2014 to $4.4 million in the same nine month period in 2015. As a percentage of total revenue, research and development expense increased from 21% in the first nine months of 2014 to 34% in the corresponding period of 2015.

For the three and nine month periods ended September 30, 2015, the dollar increase in research and development expense was primarily due to engineers rotating off customer projects onto internal development projects.

As the table immediately above indicates, total engineering costs in the three month period ended September 30, 2015 were $0.1 million lower than the corresponding period in 2014. The slight spending decline was primarily due to lower spending on contractors which was partially offset by a small number of net headcount additions. Lower contractor spending was the result of two actions: i) in the second quarter of 2015, we terminated several contractors who worked on the large project with the U.S. government; and ii) at the end of the third quarter of 2014, we terminated several contractors who worked on internal development projects.

Total engineering costs in the nine month period ended September 30, 2015 were $0.1 million higher than the corresponding period in 2014. The spending increase in the current nine month period primarily reflects increased spending on several 2015 headcount additions that were mostly offset by lower spending on the aforementioned contractors and recruiting fees.

As described in the strategy section of our Form 10-K for the year ended December 31, 2014, we intend to offer more complete biometrics solutions by expanding our product portfolio. We believe this will allow us to sell more software and services into biometrics projects. Our preference is to develop such products internally, however to the extent we are unable to do that, we may purchase or license technologies from third parties. Engineering spending in the first nine months of 2015 is a reflection of this strategy. We anticipate that we will continue to focus our future research and development activities on enhancing our existing products and developing new products.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense decreased 13% from $1.0 million in the three months ended September 30, 2014 to $0.8 million in the same three month period of 2015. As a percentage of total revenue, sales and marketing expense increased from 16% in the third quarter of 2014 to 21% in the corresponding period of 2015. The dollar decrease in selling and marketing expense was primarily due to lower sales commissions on lower revenue.

Sales and marketing expense increased 3% from $2.8 million in the nine months ended September 30, 2014 to $2.9 million in the same nine month period of 2015. As a percentage of total revenue, sales and marketing expense increased from 14% in the first nine months of 2014 to 23% in the corresponding period of 2015. The dollar increase in selling and marketing expense was primarily due the addition of one employee in our sales organization over the past year.

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

General and administrative expense decreased 9% from $940,000 in the three months ended September 30, 2014 to $858,000 in the same three month period of 2015. As a percentage of total revenue, general and administrative expense increased from 16% in the third quarter of 2014 to 21% in the current year quarter.

General and administrative expense decreased 4% from $2.7 million in the nine months ended September 30, 2014 to $2.6 million in the same nine month period in 2015. As a percentage of total revenue, general and administrative expense increased from 14% in the first nine months of 2014 to 21% in the corresponding period in 2015.

For the three and nine month periods ended September 30, 2015, the dollar decrease in general and administrative expense was primarily due to lower stock-based compensation and patent filing costs.

Patent related income. We had no patent related income in the three and nine months ended September 30, 2015, and $2.1 million of such income in the three and nine months ended September 30, 2014.

Patent related income in 2014 consisted of a gain on the sale of patent assets. We sold a portion of our patent portfolio pertaining to DSL diagnostic technology to an unrelated third party for $2.6 million. The proceeds from the sale were reduced by $0.5 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale. We recorded a gain of $2.1 million on the sale.

The DSL diagnostic technology in these patents was related to our DSL Service Assurance business that we shut down in 2012 and 2013 and reported in discontinued operations in those periods. We do not consider our patent related activities to be a component of the operating business from which the underlying technology was derived, but rather as a component of corporate general and administrative expenses. Accordingly the gain on the sale of these patents was reported in income from continuing operations pursuant to ASC 360, Impairment or Disposal of Long-Lived Assets, and Rule 5-03 of Regulation S-X.

Other income/(expense). We did not record any other income/(expense) in the three months ended September 30, 2015 and 2014.

We recorded $12,000 of other income in the nine months ended September 30, 2015. This income represented a realized gain on the sale of a high yield bond.

We recorded $59,000 of other expense in the nine months ended September 30, 2014. This expense represented realized losses on the sale of two high yield bonds.

Interest income. Interest income decreased 19% from $43,000 in three months ended September 30, 2014 to $35,000 in the same three month period in 2015.

Interest income decreased 40% from $182,000 in the nine months ended September 30, 2014 to $109,000 in the same nine month period in 2015.

For the three and nine month periods, the dollar decrease in interest income was primarily due to two factors: i) lower levels of high yield bond investments in 2015 as compared to 2014; and ii) lower cash balances as a result of a $39.9 million dividend payment in July 2014.

Income Taxes. Income tax expense was $1.6 million and $2.6 million for the three and nine months ended September 30, 2014, respectively. Income tax expense in the three and nine month periods of 2014 was based on the U.S. statutory rate of 34%, increased by state income taxes.

We recorded income tax benefits in the three and nine month periods ended September 30, 2015 of $1.7 million and $1.4 million, respectively. Income tax benefits in the three and nine month periods of 2015 were the result of a $1.9 million tax benefit from the reversal of a reserve for uncertain tax positions, which was partially offset by taxes on pre-tax income based on the U.S. statutory rate of 34%, increased by state income taxes.

As previously reported, the Internal Revenue Service (“IRS”) commenced an examination of our tax return for the year ended December 31, 2012 in September 2014. In July 2015, the IRS notified us that it had completed its examination and that it had no changes to our reported tax. As a result of the completion of the IRS examination, we determined that a $1.9 million reserve for uncertain tax positions we had established on federal research and development credits was no longer required. We reversed the reserve in the current quarter.

In the nine month periods ended September 30, 2015 and 2014, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.4 million and $1.5 million in the nine month periods ended September 30, 2015 and 2014, respectively. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of September 30, 2015, we had a total of $0.9 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2014 of $4.0 million and $0.3 million. Federal credits of $4.0 million would be adjusted to $5.9 million after giving effect to the current quarter reversal of the reserve for uncertain tax positions. Our federal and state credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.4 million and $1.5 million equity adjustment to additional paid-in capital in the nine month periods ended September 30, 2015 and 2014 were related to these deferred tax assets.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $46.4 million, which represented an increase of $2.4 million from December 31, 2014. The increase in cash and cash equivalents was primarily due to the following factors:

Cash provided by operations was $2.1 million in the first nine months of 2015, which was after a reduction of $413,000 for non-cash excess tax benefits from stock-based compensation included in prepaid expenses. Cash provided by operations was primarily the result of: i) net income; ii) the add back of non-cash items for depreciation, amortization, and stock-based compensation; and iii) the reduction of accounts receivables through collections. These positive cash flow factors were partially offset by a $0.6 million increase in inventory. The inventory was for an order we expected to deliver next quarter.

Cash provided by investing activities of $92,000 consisted of $529,000 from sales of investments less $320,000 used to purchase a technology license and $117,000 of purchases of property and equipment.

Cash provided by financing activities of $279,000 consisted of: i) $413,000 of excess tax benefits from stock-based compensation; and ii) $22,000 of proceeds from our employee stock purchase plan. Cash provided by these two activities was partially offset by $156,000 of cash used to pay income taxes for employees who surrendered shares in connection with stock grants.

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

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at September 30, 2015 consisted of two elements:

1.	Cash and cash equivalents. As of September 30, 2015, our cash and cash equivalents of $46.4 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.	Investments. As of September 30, 2015, our investments of $0.9 million were invested in high yield bonds with two corporate debt issuers, which mature in 2017 and 2018. While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the three to four year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 31.1	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and September 30, 2014, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and September 30, 2014, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: October 27, 2015	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: October 27, 2015	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)

