Form 10-K
period 2015-12-31
AWARE INC /MA/
filed 2016-02-12
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer”, “accelerated filer", and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☒  Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2015 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $58,926,193.

The number of shares outstanding of the registrant’s common stock as of February 5, 2016 was 22,993,139.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 25, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

ITEM 1. BUSINESS

Company Overview

Aware, Inc. (“Aware”, “we”, “us”, “our”, or the “Company”) is a leading provider of software and services to the biometrics industry. We have been engaged in this business since 1993. Our software products are used in government and commercial biometrics systems to identify or authenticate people. Principal government applications of biometrics systems include border control, visitor screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include: i) user authentication for login to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings, and iv) screening and background checks of prospective employees and customers.

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

Industry Background

Biometrics is the measurement of unique, individual physiological characteristics, such as fingerprints, faces, irises, and voices that can be used to determine or verify an individual’s identity. The biometrics industry offers technology that digitally captures and encodes biometric characteristics and then compares those characteristics against previously encoded biometric data to determine or verify an individual’s identity. Biometrics addresses the limitations inherent in traditional identification and authentication processes, such as paper credentials, passwords, PIN codes, and magnetic access cards.

The biometrics industry provides solutions for a broad range of government and commercial applications. Principal government biometrics applications include border control, visitor screening, law enforcement, national defense, intelligence, secure credentialing, access control and background checks. Principal commercial applications include: i) user authentication for login to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings; and iv) screening and background checks of prospective employees and customers.

We believe that government and commercial entities will continue to adopt and expand the use of biometrics-enabled solutions to address the limitations and vulnerabilities of traditional identification and authentication processes. We believe the following factors, among others, will contribute to the growth of biometrics solutions: i) government-mandated implementation of identification for employees, citizens, and foreign nationals to enhance national security; ii) military implementations for the identification of terrorists and other hostile persons; iii) increasing threats to personal security encountered in areas such as transportation; iv) government and commercial efforts to detect and reduce fraud and cybercrime; v) adoption of biometrics on mobile devices; and vi) the emergence and adoption of international biometrics standards.

The biometrics industry may be segmented into government and commercial sub-markets. While these markets are similar in many respects and share similar characteristics and technology, certain aspects of the markets are different. We believe that this market-based distinction is important to an understanding of Aware’s business as the vast majority of our revenue is currently derived from government customers.

Government market

Governments throughout the world were early adopters of biometrics technology and continue to be the largest consumers of the technology. Biometrics technology is used by local, state, and national governments.

At the local and state level, biometrics technology is used in the following applications:

•	Law enforcement applications that enable officers in the field to correctly identify potential suspects more reliably and efficiently by submitting biometrics samples to state or federal biometric search services;
•	Background checks for employment screening;
•	Drivers’ licenses and identification cards; and
•	Benefits issuance.

At the national level, biometrics technology is used in the following applications:

•	Border control

National governments throughout the world have mandated increased spending on security measures, implemented new regulations and placed greater emphasis on technology to address growing security concerns. Immigration and border control agencies have taken steps to improve security in response to heightened concerns over public safety from the threat of terrorism. They use biometrics to help establish the identity of visitors upon application for a visa or upon arrival at border checkpoints. For example, the U.S. Office of Biometric Identity Management currently requires foreign visitors entering the United States to have their ten fingers scanned and a facial photograph taken to determine if they are present on a watch list. The European Union now mandates that e-passports include fingerprint data in addition to a digital photograph.

•	Defense

Within military organizations, key applications of biometrics include: i) background checks of military personnel and contractors; ii) access control to physical and digital assets; and iii) identification of unknown and potentially hostile persons by a comparison of their biometric sample against a watch list.

•	Law enforcement and background checks

Law enforcement agencies perform background checks that use biometrics to help confirm the identity of individuals who might be present in a biometric database. Background checks might also be provided as a service to other agencies within the government.

•	Physical access control

Governments also use biometrics for physical access control by storing biometric data on a digital ID card and performing a match to verify that the holder of the card is the same person issued the card. Biometrics are also used for securing access to digital assets, where a biometric match might be required in addition to a password to gain access to a computer system.

Government biometrics systems typically operate on client/server-based computer networks. Enrollment workstations with peripheral capture devices are used to enroll individuals into biometrics systems. Enrollment involves the capture, processing, and formatting of “biometric samples.” A “biometric sample” is biometric data which may include: i) images of fingerprints, faces, or irises; ii) digital voice signals; or iii) some other electronic representation of a biometric characteristic. Examples of capture peripherals include: i) scanners for fingerprint images, ii) cameras for iris and facial images, iii) handheld devices for mobile capture of fingerprint, iris, and facial images, or iv) mobile phones for voice signals.

After biometric samples are captured, they are then transported in digital form to centralized matching systems for identification. Equipment used to perform these functions includes: i) servers to process and transport biometric samples; and ii) mainframe computers and servers to store and match those samples. In addition, military applications may employ handheld devices that are capable of capturing samples and matching those samples against sample databases that reside on the devices.

Due to the nature of government applications, particularly those involving security and defense, government biometrics systems must be capable of accurately and rapidly searching and matching biometric samples against large databases of stored samples. The ability to accurately and rapidly match samples against databases of millions of samples is critical because incorrect or delayed results could have severe adverse consequences. These requirements are an important distinguishing characteristic of the government market as compared to the commercial market.

Another characteristic that defines government markets can be seen in the difference between biometric identification and biometric verification. Biometric identification involves a one-to-many search of thousands or even millions of records to determine which, if any, record belongs to the individual in question. Government applications tend to involve biometric identification.

Biometric verification involves a one-to-one biometric comparison that serves to verify that both biometric samples belong to the same individual. One-to-one matches tend to require less algorithmic accuracy, speed, sensor fidelity, and computer processing power than “one-to-many” searches performed on large databases of stored biometric records. Commercial applications tend to involve biometric verification.

Commercial market

Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel in commercial markets. The adoption of biometrics by leading vendors of smartphones and other popular consumer products has increased users’ confidence and comfort with biometrics as a convenient and secure means of authentication. Biometrics solutions are also being considered in commercial markets as a means of increasing security and reducing fraud as part of “know-your-customer” and “know-your-employee” efforts. “Know-your-customer” initiatives are designed to verify the identity of customers before providing products or services. “Know-your-employee” initiatives are designed to verify the identity of employment candidates upon application for employment.

Notwithstanding these positive developments, commercial markets for biometrics technology are in the process of developing and evolving. The rate of adoption of biometrics in commercial markets depends upon a number of factors, including: i) the performance and reliability of biometric solutions; ii) costs involved in adopting and integrating biometric solutions; iii) public concerns regarding privacy; iv) potential privacy legislation; and v) standardization efforts by various industry consortia and standards bodies.

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

Examples of commercial market applications include:

•	User authentication for login and access to mobile devices, computers, networks, and software programs.
•	User authentication for financial transactions in the financial services industry.
•	User authentication for in-person or online purchases in the retail industry.
•	User authentication for physical access to secured buildings and perimeters.

•	User authentication of employees to access private patient information in the healthcare industry.
•	Identity verification of patients in hospital and surgical settings.
•	Identity verification of test takers in the educational testing industry.
•	Identification of prospective customers in the financial services industry.
•	Identification of candidates for pre-employment screening and background checks.
•	Identification of undesirable customers in the gaming industry.

We believe that the commercial biometrics market may be further segmented into: i) a consumer mass market segment; and ii) an enterprise segment. While we believe this delineation serves a useful purpose in describing the current state of the market, it has its limitations because the two segments overlap.

Consumer mass market segment – This segment is dominated by biometrics-enabled smartphones. Many smartphones now contain fingerprint sensors and software that can: i) enroll and encode a fingerprint sample; ii) store the sample in a secure area on the phone; and iii) collect a live fingerprint and match it to the stored fingerprint sample. Once a biometric match is achieved, the subsequent software functions are analogous to password authentication. This type of biometric authentication is sometimes referred to as a “one-to-one” match and it requires a less complex and robust biometric match capability than that used in large client-server based biometrics systems.

Mobile biometrics authentication applications are largely controlled by smartphone manufacturers as this functionality is executed by smartphone operating systems and sensor hardware, as opposed to third-party applications running on the phone. Third party applications on smartphones are currently granted access to biometric authentication results, but may not necessarily have access to raw biometric samples, hardware, relevant security functions, or other smartphone capabilities. In contrast, authentication using facial or voice biometric modalities may be implemented in applications running on the phone, because these applications can make use of the camera and microphone on the device, which are generally granted broader access to third party developers.

User authentication and payment features enabled by smartphones continue to evolve, and we expect to see further changes in smartphone security features and functionality.

Enterprise segment – Enterprise biometrics systems are similar to government systems in that they typically operate in a client/server environment that: i) captures biometrics samples on a client PC; ii) stores those samples in a database on a server, and then, when queried; iii) matches live samples against stored samples. Mobile devices are likely to be used in conjunction with enterprise systems as we have seen a desire by customers to use smartphones as enrollment and access devices.

Opportunities and customer demand are beginning to emerge in the enterprise segment of the commercial market, but it remains a nascent and evolving market. We are beginning to see three potential types of opportunities, including:

1.	Internal biometrics systems - Some customers want to purchase, install, and maintain custom or off-the shelf biometrics systems that they will operate. These customers tend to have a critical need or the scale to justify the cost of acquiring an internal biometrics system. Companies in the financial services industry would be an example of this class of customer.

2.	Biometrics-as-a-service - Biometrics are often provided as services in government settings. For example, many traditional government biometrics systems can be considered a service provided to other government entities, such as those offered by the FBI to state and local law enforcement agencies.

Biometrics service providers have begun to offer pay-per-transaction biometrics service offerings in commercial markets. These services allow organizations to biometrically identify or verify employees, customers, or other individuals relevant to their business. A pay-per-transaction model may be potentially more financially attractive for some organizations as compared to the cost of purchasing, installing and maintaining internal biometrics systems.

3.	Biometrically-enabled solutions – There are companies that offer products, systems, or solutions that are not principally marketed as biometrics products, but include biometrically-enabled components. These vendors represent an opportunity for core biometrics technology providers, because they generally do not own core biometrics technology. Examples of this class of customer would be companies that offer secure identification/access solutions or biometrics smart cards.

Biometrics industry participants

There are a large number of vendors that serve government and commercial biometrics markets. In order to provide an understanding of the biometrics industry and our role in it, we have categorized industry participants into categories that have been defined by us. While we believe our categorization is a reasonable representation of the industry, we acknowledge that: i) knowledgeable industry participants may define categories differently or classify vendors differently; and ii) not all companies involved in the industry were included. Accordingly, the classification that follows represents our perspective on the industry.

We believe that biometrics industry participants may be classified into the following categories:

1)	Core technology suppliers
2)	System integrators
3)	Fully integrated solution suppliers
4)	Biometrics-as-a-service providers
5)	Vendors of biometrically-enabled solutions

Category descriptions and companies that offer products and services in each category are provided below. It should be noted that some companies appear in multiple categories.

1)	Core technology suppliers

Core biometrics technology includes hardware and software products that enable: i) traditional biometrics systems used by government and commercial customers; ii) new biometric service offerings; and iii) biometrically-enabled functionality embedded in other products and solutions. Core biometrics technology includes three types of products: i) sensor products, ii) biometric capture devices, and iii) software products.

Sensor products

Biometrics sensors are primarily silicon-based devices that capture biometrics samples, such as fingerprints. Sensors are typically embedded in other devices, such as smartphones or biometric capture devices.

Examples of companies that offer biometric sensor products include: 1) Qualcomm Technologies, Inc. through its acquisition of UltraScan Corporation; 2) Sonavation, Inc.; 3) Synaptics, Inc.; 4) Fingerprint Cards AB; 5) Integrated Biometrics, LLC; and 6) Next Biometrics AS.

Biometric capture devices

Biometric capture devices are designed to capture and process biometric samples as their primary function. These products may be strictly hardware products or hardware products that also incorporate biometrics software.

Examples of companies that offer biometric capture devices include: 1) Cross Match Technologies, Inc.; 2) Suprema, Inc.; 3) HID Global Corporation through its 2014 acquisition of Lumidigm, Inc. (“HID”); 4) Iris ID Systems, Inc (“Iris ID”); 5) Precise Biometrics AB (“Precise Biometrics”); 6) Credence ID, LLC; 7) SecuGen Corporation; 8) IrisGuard, Inc. (“IrisGuard”); 9) Aurora Biometrics, Inc. (“Aurora Biometrics”); 10) EyeLock LLC (“EyeLock”); and 11) Tascent, Inc. through its 2015 acquisition of Aoptix Technology Identity Solutions’ business unit.

Software products

Biometrics software products provide functionality that captures, formats, stores, processes, or matches samples of fingerprints, faces, iris, voices and other modalities. Biometrics software is capable of operating on variety of equipment platforms, including personal computers, smartphones, biometric capture devices, hand-held devices, servers, and mainframe computers.

Examples of companies that offer biometrics software products include: 1) Aware, Inc.; 2) MorphoTrak and MorphoTrust, divisions of the Safran Group Company (“Safran Morpho”); 3) 3M Cogent Inc. (“3M Cogent”); 4) NEC Corporation (“NEC”); 5) Cognitec Systems GmbH (“Cognitec”); 6) Neurotechnology; 7) Iritech, Inc. (“Iritech”); 8) Innovatrics s.r.o. (“Innovatrics”); 9) M2Sys Technology (“M2Sys”); 10) SpeechPro, Inc.; 11) Agnitio S.L.; 12) Precise Biometrics; 13) Facebanx, a subsidiary of OhHi, Ltd; 14) VoiceTrust GmbH.; 15) Eyelock; 16) BIO-key International, Inc.; 17) VoiceVault Inc.; 18) EyeVerify, Inc.; 19) Iris ID; 20) IrisGuard; 21) Aurora Biometrics; 22) NexID Biometrics LLC.; and 23) Daon Trusted Identity Services (“Daon”).

2)	System integrators

System integrators purchase hardware and software technology from core biometrics technology vendors and incorporate those components into customized biometrics systems that they deliver to end-user customers. Historically those end-user customers have been governments, but in recent years system integrators have begun to serve commercial enterprise customers as well. System integrators include large multinationals with a broad range of expertise and the capacity to execute very large projects, as well as smaller system integrators that have more focused expertise on a particular market sector, technology, or geography. Some system integrators have developed their own biometric technologies that they deliver as part of their solutions.

Examples of companies that offer systems integration services include: 1) Northrop Grumman Corporation; 2) Lockheed Martin Corporation; 3) Science Applications International Corporation; 4) Hewlett-Packard Enterprise Services; 5) International Business Machines Corporation; 6) Fujitsu Limited; 7) Accenture plc; 8) Unisys Corporation; 9) Leidos, Inc.; and 10) ManTech International Corporation.

3)	Fully integrated solutions suppliers

Fully integrated solutions suppliers are similar to systems integrators in that they deliver customized biometrics systems to government and commercial enterprise end-user customers. They differ from system integrators in that they use core hardware and software technologies that they developed in-house or acquired from others. Vendors in this category may purchase some third party software, but we believe such purchases represent a minor component of the overall systems they deliver.

There are three large global suppliers of fully integrated solutions, including: 1) Safran Morpho; 2) 3M Cogent; and iii) NEC. We believe these companies supply a large percentage of the biometric systems that are delivered to government customers around the world.

In addition to these three large suppliers, we would categorize Dermalog Identification Systems GmbH as a fully integrated solution provider, but one that operates on a smaller scale. Aware also has a product portfolio and services capability that enables us to deliver fully integrated solutions. We have acted in this capacity on a limited basis in the past and an element of our strategy is to grow this part of our business in the future.

4)	Biometrics-as-a-service providers

Biometrics service providers have begun to offer a pay-per-transaction biometrics service offering. This service allows organizations to biometrically identify or verify employees, customers, or other individuals relevant to their business. A pay-per-transaction model may be potentially more financially attractive for some organizations as compared to the cost of purchasing, installing and maintaining internal biometrics systems.

Examples of companies offering biometrics services include: 1) Certibio Identidade Biometrica, a wholly-owned subsidiary of Certisign Certificadora Digital S.A. (“Certisign”); 2) Safran Morpho; and 3) Daon.

5)	Vendors of biometrically-enabled solutions

Vendors of biometrically-enabled solutions provide products that are not principally marketed as biometrics products, but include biometric functionality. Biometrics capability is a feature, but not the chief function of these products. Such vendors represent a potential opportunity for core biometrics technology providers as some of them do not own core biometrics technology.

Examples of companies that offer biometrically-enabled smartphone products include: 1) Apple, Inc.; 2) Samsung Electronics Co., Ltd.; and 3) Google, Inc.

Examples of companies that offer secure identification/access solutions that incorporate biometrically-enabled components include: 1) Gemalto NV; 2) HID; 3) Entrust Datacard Corporation; and 4) Oberthur Technologies.

Examples of companies that offer physical access control solutions that may incorporate biometrics include: 1) Honeywell International, Inc.; 2) Tyco International Ltd.; 3) Lenel Systems International Inc.; and 4) Stanley Security Limited.

Products and Services

Software products

We sell a broad range of biometrics software products for fingerprint, facial, and iris modalities. Our software products enable important functions in biometrics systems, including:

1.	Enrollment, analysis, and processing of biometric images and data on workstations or mobile devices.
2.	Integration of peripheral biometric capture devices.
3.	Centralized workflow, transaction processing, and subsystem integration.
4.	Matching of biometric samples against biometric databases to authenticate or verify identities; and
5.	Analysis and processing of text-based identity data.

Our biometrics software products range from discrete software blocks that customers can use to develop their own solutions to more complete applications that customers can use to reduce or eliminate their development times. We classify our biometrics software products into five product groups, including, i) Software Development Kits; ii) Enrollment Controls and Applets; iii) Applications; iv) Middleware/Workflow Server; and v) Cluster Computing Platform. Each of these product groups is described below.

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

SDK Group 1: Enrollment SDKs. Our suite of enrollment SDKs performs a variety of functions that are critical to biometric enrollment, including image capture, image quality assurance, image formatting, and image compression. Our enrollment SDK products include:

•	Hardware abstraction, autocapture, and quality assurance products, including: i) LiveScan API; ii) PreFaceTM; iii) IrisCheckTM; and iv) SequenceCheckTM.

•	Biometric data formatting, validation and reading products, including: i) NISTPack; ii) ICAOPack; and iii) PIVPackTM.

•	Fingerprint, facial, and iris image compression and decompression products, including: i) Aware WSQ1000; and ii) Aware JPEG2000.

•	Fingerprint card scanning and printing products, including: i) AccuScanTM; and ii) AccuPrintTM.

•	Mobile products for smartphones and tablets, including: i) NISTPack Mobile; ii) WSQ1000 Mobile; iii) ICAOPack Mobile; iv) PIVPackTM Mobile; v) AwareXMTM Mobile, and vi) PreFaceTM Mobile.

•	Application specific bundles, including CaptureSuiteTM which is used for the development of applications for the capture of live scan or card scan fingerprint images.

SDK Group 2: Biometric Search and Match SDKs. Our Nexa™ line of biometric search and matching products for fingerprint, face and iris includes our Nexa|Fingerprint™, Nexa|Face™, and Nexa|Iris™ products. These products contain algorithms that convert images into biometric templates. A biometric template is a mathematical representation of a biometric image. Templates can then be compared to templates stored in databases to find matches. Our Nexa products also compare and match templates.

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

Our biometric search and match SDKs also include our AwareXM™ product which extracts and matches MINEX-compliant fingerprint templates.

SDK Group 3: Text Search and Identity Analytics SDKs. We have two products in this SDK group, including: i) Inquire|Search™; and ii) Inquire|Resolve™. These products contain algorithms for text-based filtering, searching, matching, and linking functions to discover useful information in identity data. Product capabilities include: i) integrating and resolving identity-centric data across multiple data stores; ii) assessing data quality and detecting anomalies; iii) performing link analysis and relationship discovery; and iv) performing text-based pre- and post-filtering of biometric searches.

2)	Enrollment Controls and Applets. This group of products consists of our BioComponentsTM line of products. Our BioComponents products allow customers to develop biometric enrollment applications more quickly than if they purchased our SDKs. Each product in the group includes a user interface and one or more software libraries that perform a discrete set of functions, such as automated image capture, quality assurance, and capture hardware integration. BioComponents comprise modular, independent, self-contained software components that can operate either independently or in concert with one another. Specific BioComponents products and the functions they perform are:

•	BiographicComponent enables highly configurable data entry of biographic and textual information.
•	FingerprintComponent is used to capture, verify image quality, and compress fingerprint images.
•	FaceComponent is used to capture, verify image quality, and manipulate facial images.
•	IrisComponent is used to capture, segment, and verify image quality of iris images.
•	TravelDocComponent is used to authenticate travel documents, such as passports and driver’s licenses.
•	ScanningComponent is used to scan forms such as inked fingerprint cards.
•	PrintingComponent is used for printing FBI-quality fingerprint images on cards and forms.
•	SignatureComponent is used to collect handwritten signature images from an electronic signature pad.
•	PackagingComponent allows access to the data sets from the other components.

3)	Applications. Our products in this category combine user interfaces with multiple Aware software libraries and/or BioComponents to create more complete applications that operate on client workstations or mobile devices. Our application products and the functions they perform are:

•	Universal Registration Client (“URCTM”). URC is a configurable Windows-based application that performs a variety of biometric data capture, analysis, matching, formatting, and hardware abstraction functions.

•	URC Mobile. URC Mobile is a software application for performing biometric enrollment, identification, and screening on mobile biometric devices, such as those used by military personnel in the field.

•	FormScannerSE and FormScannerMB. These are two independent applications for scanning and processing of inked fingerprint cards.

•	FormScannerSWFT. This product is a version of FormScannerSE that is preconfigured for use in compliance with the “Secure Web Fingerprint Transmission” program of the U.S. Department of Defense.

•	Forensic Workbench. Forensic Workbench is a software application for the categorization, processing, and standards-compliant formatting of biometric images and demographic data.

•	Sequence Workbench. Sequence Workbench is a software application for the detection and assisted repair of fingerprint records containing sequence errors.

•	CrosslinkWorkbench. CrosslinkWorkbench is an application that utilizes several Aware SDKs for assisting with identifying and repairing of crosslink errors in ANSI/NIST ITL transactions. Crosslinks are biometric records that erroneously contain data from different individuals.

•	FaceWorkbench. FaceWorkbench provides a user interface and systematic workflow to enable an analyst to analyze and process the candidates returned from a biometric face search.

•	WebEnroll. WebEnroll provides a reference application that uses BioComponents for browser-based enrollment of biographic data, fingerprints, facial images, and iris images.

4)	Middleware/Workflow Server. Our Biometric Services Platform, or BioSPTM product, is a service-oriented application used to enable workflow, subsystem integration, and biometric data processing and management. BioSP is suited for applications that require the collection of biometrics throughout a distributed network. BioSP is designed to be modular, programmable, scalable, and secure. It is used to manage transaction workflow, including messaging, submissions, responses, and logging.

Key BioSP features and functionality include:

•	automated biometric image and data analysis, processing, formatting, quality assurance, and reporting.
•	web services in support of a scalable, secure, service-oriented architecture.
•	integration of biometric functions with other enterprise systems such as identity management, access management, card management, and AFIS/ABIS.
•	One-to-one and one-to-many biometric matching for verification, identification, and duplicate checking.
•	centralized system administration and user management.
•	advanced reporting capabilities for fast troubleshooting of biometric capture problems.
•	centralized configuration, distribution, and management of enrollment client software.
•	support for fingerprint, facial, iris, and palm modalities.

5)	Cluster Computing Platform. In 2015, we introduced our AstraTM cluster computing platform. Astra is a software platform that performs large-scale identity-related security tasks, including: i) biometric search and match; ii) biometric authentication; and iii) identity analytics. Astra distributes computing operations across a cluster of computing nodes, enabling rapid search of very large biometric databases and execution of high volumes of biometric authentications. Astra is designed to be algorithm-independent, but also works seamlessly with other Aware products, including our Nexa, Inquire, and BioSP products.

Imaging products

In addition to our biometrics software products, we also sell products used in applications involving medical and advanced imaging. Our principal imaging product is Aware JPEG 2000, which is based on the JPEG2000 standard. The JPEG2000 standard is an image compression standard and coding system that was created by the Joint Photographic Experts Group committee in 2000. Our JPEG2000 product is used to compress, store, and display images. Those images are typically medical images.

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

Sales and Marketing

As of December 31, 2015, we had a total of 11 employees in our sales and marketing organization. In addition to our employee sales staff, we also engage third party sales agents to sell our products and services in foreign countries.

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

All of our revenue in 2015, 2014, and 2013 was derived from unaffiliated customers. Revenue from Certisign Certificadora Digital S.A. represented 10%, 2%, and 0% of revenue during 2015, 2014, and 2013, respectively. Revenue from the U.S. Navy represented 9%, 24%, and 21% of total revenue during 2015, 2014, and 2013, respectively. Revenue from the U.S. Marine Corps represented 3%, 10%, and 3% of total revenue during 2015, 2014, and 2013, respectively. No other customer represented 10% or more of total revenue in any of those years.

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

Our strategy for growing our biometrics business may include one or more of the following elements:

i)	Product strategy – Our product strategy is to offer more complete biometrics solutions. We believe this strategy will allow us to us to sell more software and services into biometrics projects. We recognized the need to make this transition several years ago and developed new products to enable this strategy.

Our strategy to offer complete solutions involves:

•	Product line expansion - Our aim is to expand our product portfolio by adding new products and increasing the functionality of existing products using our internal engineering teams. This means we may add resources to our engineering staff. To the extent we are unable to develop critical new technologies internally, we may purchase or license such technologies from third parties. Alternatively, we may also acquire biometrics companies provided we believe the acquisition cost is reasonable relative to the estimated future revenue and profits the acquired company may produce.

•	Engineering services – We believe that services are an important element of our strategy to sell complete solutions. We intend to have adequate engineering resources on hand to ensure that we can staff projects with the technical expertise we need to win new projects.

ii)	Market strategy – Our market strategy is to continue to focus on our legacy government biometrics market and expand into new commercial biometrics markets. Historically our revenue has been primarily derived from the government biometrics market and we intend to continue our focus there.

We believe the evolution of commercial markets over the past few years may present opportunities for us. While it is unlikely that we will pursue opportunities in the consumer mass market segment of the market, we are beginning to see opportunities in the enterprise segment. The requirements of the enterprise segment appear to be well suited to our technology, products, and expertise.

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

Our strategy does not include growing biometrics hardware revenue. Hardware revenue in 2015, 2014 and 2013 represents an accommodation to an important customer. Other than a $0.3 million order in backlog as of December 31, 2015, it is unlikely that we will have meaningful sales of hardware in future periods as this customer appears to have completed the bulk of its purchasing.

Backlog

We had $6.6 million of backlog on December 31, 2015. We define backlog as revenue items in deferred revenue and undelivered orders in our backlog report. Total backlog of $6.6 million included: i) $3.7 million of software licenses that will be recognized over the first ten months of 2016; ii) $2.3 million of software maintenance revenue of which approximately $2.2 million will be recognized during 2016; iii) $0.3 million of services that we anticipate will be delivered in the first quarter of 2016; and iv) $0.3 million of hardware that we anticipate will be delivered in the first quarter of 2016.

Research and Development

Our research and development activities are focused on enhancing our existing products and developing new products. Our engineering organization is based in Bedford, Massachusetts. As of December 31, 2015, we had an engineering staff of 47 employees, representing 68% of our total employee staff.

During the years ended December 31, 2015, 2014, and 2013, research and development expenses totaled $5.8 million, $5.5 million, and $4.1 million, respectively. We expect that we will continue to invest substantial funds in research and development activities.

Patents and Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2015, we had approximately 38 U.S. and foreign patents and approximately 31 pending patent applications. Our patents and patent applications pertain primarily to biometrics and imaging compression.

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

Employees

At December 31, 2015, we employed 69 people, including 47 in engineering, 11 in sales and marketing, and 11 in finance and administration. Of these employees, 66 were based in Massachusetts. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

DSL Discontinued Operations

From the early 1990s until 2013, we were engaged in the Digital Subscriber Line (“DSL”) industry. We sold the assets of our DSL semiconductor intellectual property business in 2009, and shut down our DSL service assurance hardware and software businesses in 2012 and 2013, respectively. Results from the shutdown of our DSL service assurance software businesses were reported in discontinued operations in the year ended December 31, 2013.

Notwithstanding the sale of DSL semiconductor intellectual property assets in 2009, we continue to receive royalty payments from two customers. DSL royalties are reported in continuing operations in accordance with ASC 205-20, Reporting Discontinued Operations, because we have continuing cash flows from this business. DSL royalties have been declining in recent years and represented approximately 2% of total revenue in 2015. We expect royalties will continue to decline in future periods.

Segment Information; Financial Information About Geographic Areas

We organize ourselves into a single segment that reports to the chief operating decision makers. Summaries of revenue by geographic regions and revenue by product group are set forth in Note 9 to our consolidated financial statements included elsewhere in this Annual Report.

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

Our financial results may be negatively affected by a number of factors, including the following:

•	the lack or reduction of government funding and the political, budgetary and purchasing constraints of government customers who purchase products and services directly or indirectly from us;
•	the terms of customer contracts that affect the timing of revenue recognition;
•	the size and timing of our receipt of customer orders;
•	significant fluctuations in demand for our products and services;
•	the loss of a key customer or one of its key customers;
•	new competitors, or the introduction of enhanced solutions from new or existing competitors;
•	competitive pressures on selling prices;
•	cancellations, delays or contract amendments by government customers;
•	higher than expected costs, asset write-offs, and other one-time financial charges; and
•	general economic trends and other factors

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

We derive a significant portion of our revenue directly or indirectly from federal, international, state and local governments. We believe that the success and growth of our business will continue to depend on government customers purchasing our products and services either directly through us or indirectly through our channel partners. Changes in government contracting policies or government budgetary constraints may adversely affect our financial performance. Among the factors that could adversely affect our business are:

•	changes in fiscal policies or decreases in available government funding,
•	changes in government funding priorities;
•	changes in government programs or applicable requirements;
•	the adoption of new laws or regulations or changes to existing laws or regulations;
•	changes in political or social attitudes with respect to security and defense issues;
•	changes in audit policies and procedures of government entities;
•	potential delays or changes in the government appropriations process; and
•	delays in the payment of our invoices by government payment offices.

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

Our failure to effectively manage our relationships with these third parties could impair the success of our sales, marketing and support activities. Moreover, the activities of these third parties are not within our direct control. The occurrence of any of the following events could have a material adverse effect on our business, financial condition and operating results:

•	a reduction in sales efforts by our partners;
•	the failure of our partners to win government awards in which our products are used;
•	a reduction in technical capabilities or financial viability of our partners;
•	a misalignment of interest between us and them;
•	the termination of our relationship with a major systems integrator or OEM; or
•	any adverse effect on a partner’s business related to competition, pricing and other factors.

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

Our revenues are derived primarily from sales of biometrics products and services. We cannot accurately predict the future growth rate or the size of the biometrics market. The expansion of the biometrics market and the market for our biometrics products and services depend on a number of factors, such as:

•	the cost, performance and reliability of our products and services and the products and services offered by our competitors;
•	the continued growth in demand for biometrics solutions within the government and law enforcement markets as well as the development and growth of demand for biometric solutions in markets outside of government and law enforcement;
•	customers’ perceptions regarding the benefits of biometrics solutions;
•	public perceptions regarding the intrusiveness of these solutions and the manner in which organizations use the biometric information collected;
•	public perceptions regarding the confidentiality of private information;
•	proposed or enacted legislation related to privacy of information;
•	customers’ satisfaction with biometrics solutions; and
•	marketing efforts and publicity regarding biometrics solutions.

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

In the years ended December 31, 2015, 2014 and 2013, we had hardware revenue of $1.1 million, $4.9 million and $3.2 million respectively. Gross profit on hardware revenue was $0.4 million, $1.4 million and $0.8 million in 2015, 2014 and 2013, respectively.

Hardware revenue consisted of sales of biometrics equipment to a single U.S. government customer. While we are unable to predict future hardware sales with any degree of certainty, future orders from this customer may be minimal as we believe that the bulk of its purchases may have already occurred. We have $0.3 million of hardware orders in backlog as of December 31, 2015. If we are unable to replace the lost gross profit on hardware revenue with sales of other products and services in future periods, our operating results will be adversely affected.

We face intense competition from other biometrics solutions providers.

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications that currently compete with or will compete directly with our offerings. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•	Diversified technology providers that offer integrated biometrics solutions to governments, law enforcement agencies and other organizations. This group of competitors includes companies such as Safran Morpho, 3M/Cogent, and NEC.

•	Component providers that offer biometrics software and hardware components for fingerprint, facial, and iris biometric identification. This group of competitors includes companies such as Cognitec, Neurotechnology, Iritech, Innovatrics, and M2Sys.

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

Unfavorable changes in economic conditions, including recessions, inflation, turmoil in financial markets, or other changes in economic conditions, could harm our business, results of operations, and financial conditions as a result of:

•	reduced demand for our products;
•	increased risk of order cancellations or delays;
•	increased pressure on the prices for our products;
•	greater difficulty in collecting accounts receivable; and
•	risks to our liquidity, including the possibility that we might not have access to our cash when needed.

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

The market price of our common stock, like that of other technology companies, is volatile and is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations or new products by us or our competitors,
•	changes in customer relationships, such as the loss of a key customer;
•	recruitment or departure of key personnel;
•	corporate actions we may initiate, such as acquisitions, stock sales or repurchases, dividend declarations, or corporate reorganizations; and
•	other events or factors.

Our stock price may also be affected by broader market trends unrelated to our performance. As a result, purchasers of our common stock may be unable at any given time to sell their shares at or above the price they paid for them. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management's attention and resources.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE. The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated from January 1, 2014 to December 31, 2015.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
High	$5.19	$4.50	$4.17	$3.46
Low	4.35	3.83	2.82	2.86

2014
High	$6.70	$6.70	$6.79	$5.02
Low	5.27	5.02	3.50	3.46

As of February 5, 2016, we had approximately 100 shareholders of record. This number does not include shareholders from whom shares were held in a “nominee” or “street” name. We paid no dividends in 2015 and 2013. In 2014, we paid a special cash dividend of $1.75 per share on July 24, 2014. We anticipate that we will continue to reinvest any earnings to finance future operations although we may also pay additional special cash dividends if our board of directors deems it appropriate.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2015.

Stock Performance Graph

The following stock performance graph compares the performance of Aware’s cumulative stockholder return with that of a broad market index, the Nasdaq Composite Index, and a published industry index, the RDG Technology Composite Index. The cumulative stockholder returns for shares of Aware’s common stock and for the market and industry indices are calculated assuming $100 was invested on December 31, 2010. Aware paid special cash dividends of $0.00, $2.95, $0.00, $1.75, and $0.00 per share in 2011, 2012, 2013, 2014, and 2015, respectively. The performance of the market and industry indices is shown on a total return, or dividend reinvested, basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aware, Inc., the NASDAQ Composite Index, and the RDG Technology Composite Index

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Value of Investment ($)
	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Aware, Inc.	$100.00	$105.64	$307.68	$343.05	$344.11	$247.10
Nasdaq Composite Index.	100.00	100.53	116.92	166.19	188.78	199.95
RDG Technology Composite Index	100.00	100.56	115.30	152.75	177.73	181.32

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated financial statements for the fiscal years ended December 31, 2015, 2014 and 2013 are derived from the consolidated financial statements included elsewhere in this Form 10-K. The data for fiscal years ended December 31, 2012 and 2011 are derived from previously filed consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our historical consolidated financial statements, and the related notes to the consolidated financial statements, which can be found in Item 7 and Item 8.

Year ended December 31,	2015	2014	2013	2012	2011
	(in thousands, except per share data)

Statements of Comprehensive Income Data
Revenue	$19,621	$23,720	$19,357	$17,304	$16,199
Patent related income	43	2,127	780	87,515	-
Operating income	3,915	7,089	5,318	92,558	3,500
Income from continuing operations	4,614	4,583	3,752	72,383	3,581
Loss from discontinued operations, net of income taxes	-	-	(1,156)	(76)	(1,014)
Net income	4,614	4,583	2,596	72,307	2,567
Net income per share – basic	$0.20	$0.20	$0.12	$3.32	$0.12
Net income per share – diluted	$0.20	$0.20	$0.11	$3.28	$0.12

Balance Sheet Data
Cash and cash equivalents	$51,232	$43,985	$72,660	$71,074	$46,577
Working capital	49,335	44,745	75,760	73,358	48,069
Total assets	63,619	55,893	89,329	85,854	57,851
Total liabilities	7,438	3,504	4,179	3,958	3,276
Total stockholders’ equity	56,181	52,389	85,150	81,896	54,575

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of income and comprehensive income stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2015	2014	2013
Software licenses	51%	36%	43%
Software maintenance	24	18	20
Services	17	22	16
Hardware	6	21	16
Royalties	2	3	5
Total revenue	100	100	100

Costs and expenses:
Cost of hardware	4	15	12
Cost of services	9	10	8
Research and development	29	23	21
Selling and marketing	20	16	18
General and administrative	18	15	18
Total costs and expenses	80	79	77

Patent related income	-	9	4

Operating income	20	30	27
Other income (expense)	-	-	-
Interest income	1	-	2
Income from continuing operations before income taxes	21	30	29
Provision for (benefit from) income taxes	(3)	11	10
Income from continuing operations	24	19	19
Loss from discontinued operations, net of income taxes	-	-	(6)
Net income	24%	19%	13%

Summary of Operations

We are primarily engaged in the development and sale of biometrics products and services. Our software products are used in government and commercial biometrics systems to identify or authenticate people. Principal government applications of biometrics systems include border control, visitor screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include: i) user authentication for login and access to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings, and iv) screening and background checks of prospective employees and customers. We sell our software and services globally through systems integrators and OEMs, and directly to end user customers. We also derive a minor portion of our revenue from the sale of imaging software licenses to OEMs and systems integrators that incorporate our software into medical imaging products and medical systems.

Summary of Financial Results

We used revenue and operating income to summarize financial results over the past three years as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating income in 2013, 2014, and 2015 were significantly affected by a contract to provide services and hardware to the United States Navy (“Navy”) and the United States Marine Corps (“USMC”). Changes in revenue derived from these customers caused large fluctuations in our revenue as a result of: i) Navy and USMC service projects beginning and ending; and ii) the receipt and shipment of Navy hardware orders. As of December 31, 2015, we believe the bulk of the service work and hardware shipments have been completed with these customers. Looking forward, we believe we may receive orders for add-on services, hardware replacement parts for the Navy, and software licenses for the USMC.

2015 compared to 2014

Revenue and operating income in 2015 were $19.6 million and $3.9 million, respectively, which compared to revenue and operating income in 2014 of $23.7 million and $7.1 million, respectively.

Revenue decreased by $4.1 million in 2015 primarily as a result of $5.8 million of lower revenue from the Navy and USMC, which was partially offset by $1.7 million of higher net revenue from other sources. Two of the contributing factors behind higher net revenue from other sources were sales to commercial customers and a large imaging software license sale.

Operating income decreased by $3.2 million in 2015 because: i) the $4.1 million revenue decline resulted in $1.1 million less operating income; and ii) patent related income decreased by $2.1 million.

2014 compared to 2013

Revenue and operating income in 2014 were $23.7 million and $7.1 million, respectively, which compared to revenue and operating income in 2013 of $19.4 million and $5.3 million, respectively.

Revenue increased by $4.4 million in 2014 primarily as a result of $3.5 million of higher revenue from the Navy and USMC and $0.9 million of higher net revenue from other sources.

Operating income increased by $1.8 million in 2014 because: i) the $4.4 million revenue increase resulted in $0.5 million more operating income; and ii) patent related income increased by $1.3 million. Operating income in 2014 would have been higher had we not increased engineering expenses by $2.3 million to invest in product development.

Software Licenses

Software licenses consist of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue increased 18% from $8.5 million in 2014 to $10.1 million in 2015. As a percentage of total revenue, software license revenue increased from 36% in 2014 to 51% in 2015. The $1.6 million increase in software license revenue was primarily due to: i) a $0.8 million increase in biometrics software license sales; and ii) a $0.8 million increase in imaging software license sales. The reasons for the increases in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license revenue was $7.9 million in 2015 versus $7.1 million in 2014. The $0.8 million increase was primarily due to higher sales to four commercial customers, which was partially offset by lower sales to U.S. government customers.

We derived a significant amount of license revenue in 2015 from Certisign, a Brazilian digital identification company. This revenue was earned during the development phase of a commercial biometrics-as-a-service platform. Certisign began to roll out its biometrics service offering in early 2016 using the system we developed for it. Under our agreement, we will receive license fees based on Certisign’s revenue.

Our 2015 biometrics software license results generally aligned with trends we are witnessing in the biometrics market. These trends include: i) greater government opportunities outside of the United States; ii) emerging commercial opportunities; and iii) uneven demand by the U.S. government.

ii)	Imaging software licenses – Imaging software license revenue was $2.2 million in 2015 versus $1.4 million in 2014. Historically, we have sold most of our imaging software licenses to OEM customers that incorporate our software into medical imaging products. Revenue to such OEM customers decreased approximately $0.1 million in 2015. The increase in imaging software license revenue in 2015 was due to a large non-OEM transaction we consummated in the fourth quarter of 2015.

In October 2015, we signed an agreement with a systems integrator customer to license our imaging software for inclusion in a U.S. government healthcare management system. The arrangement included a $4.5 million license fee plus a $125,000 software maintenance fee. We delivered the licensed software and the customer paid us in the fourth quarter of 2015. However due to the unique nature of the transaction, we were unable to establish vendor specific objective evidence for the fair value of the maintenance element. Accordingly, we will recognize revenue over the twelve-month maintenance period that runs from October 2015 to October 2016. We recorded $0.9 million of license revenue in 2015 and deferred $3.6 million of license revenue. We intend to recognize the remaining $3.6 million of revenue over the period January 2016 to October 2016.

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

Software maintenance revenue increased 8% from $4.4 million in 2014 to $4.7 million in 2015. As a percentage of total revenue, software maintenance revenue increased from 18% in 2014 to 24% in 2015.

Software maintenance revenue increased 13% from $3.9 million in 2013 to $4.4 million in 2014. As a percentage of total revenue, software maintenance revenue decreased from 20% in 2013 to 18% in 2014.

The dollar increase in software maintenance revenue in 2015 and 2014 was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods. A majority of our customers purchase software maintenance contracts when they initially purchase software licenses. Since our software is used in active biometrics systems, many of our customers continue to renew their maintenance contracts in subsequent years while systems remain operational.

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

Services decreased 36% from $5.2 million in 2014 to $3.3 million in 2015. As a percentage of total revenue, services decreased from 22% in 2014 to 17% in 2015. The dollar decrease in services revenue was due to a $2.8 million decrease from government customers, which was partially offset by a $0.9 million increase from commercial customers. The dollar decrease in government services revenue was primarily due to lower revenue from U.S. government customers, including the Navy and USMC. The majority of the services work on Navy and USMC projects had been completed as of the end of 2015, however we expect that we may receive orders for add-on services in the future.

Lower services revenue from government projects in 2015 was partially offset by higher revenue from two projects with customers that are developing biometrics systems for commercial applications. The majority of the services work on the commercial projects had been completed as of the end of 2015, however we expect that we may receive orders for add-on services in the future.

Due to the substantial completion of government and commercial projects in 2015, services revenue in 2016 may decline compared to comparable periods in 2015 unless we are able to replace those completed projects with new services projects. Our services backlog of $0.3 million was minimal as of December 31, 2015.

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

Hardware revenue decreased 78% from $4.9 in 2014 to $1.1 million in 2015. As a percentage of total revenue, hardware revenue decreased from 21% in 2014 to 6% in 2015. The dollar decrease in hardware revenue was due to a decrease in units ordered by the Navy in 2015.

Hardware revenue increased 55% from $3.2 in 2013 to $4.9 million in 2014. As a percentage of total revenue, hardware revenue increased from 16% in 2013 to 21% in 2014. The dollar increase in hardware revenue was due to an increase in units ordered by the Navy in 2014.

We have a $0.3 million order for hardware products in backlog as of December 31, 2015. Beyond this order, we believe that future hardware orders from the Navy may be minimal as we believe it has completed the bulk of its purchasing. It is worth noting that our strategy does not include maintaining or growing biometrics hardware revenue. We agreed to provide hardware products as an accommodation to this important customer.

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

Royalties decreased 44% from $0.7 million in 2014 to $0.4 million in 2015. As a percentage of total revenue, royalties decreased from 3% in 2014 to 2% in 2015.

Royalties decreased 21% from $0.9 million in 2013 to $0.7 million in 2014. As a percentage of total revenue, royalties decreased from 5% in 2013 to 3% in 2014.

The royalty dollar decrease in 2015 and 2014 was primarily due to lower DSL royalties from both of our licensees. We do not consider DSL royalties to be a key element of our business and we expect that this revenue will continue to decline in future periods.

Cost of Hardware

Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware decreased by 79% from $3.5 million in 2014 to $0.7 million in 2015. Cost of hardware as a percentage of hardware revenue decreased from 71% in 2014 to 65% in 2015, which means that product gross margins increased from 29% in 2014 to 35% in 2015. The dollar decrease in cost of hardware was due to lower unit shipments of hardware products in the current year period compared to the prior year period.

Cost of hardware increased by 47% from $2.4 million in 2013 to $3.5 million in 2014. Cost of hardware as a percentage of hardware revenue decreased from 74% in 2013 to 71% in 2014, which means that product gross margins increased from 26% in 2013 to 29% in 2014. The dollar increase in cost of hardware was due to higher unit shipments of hardware products in the current year period compared to the prior year period.

Cost of Services

Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 24% from $2.4 million in 2014 to $1.8 million in 2015. Cost of services as a percentage of services increased from 46% in 2014 to 54% in 2015, which means that gross margins on services decreased from 54% to 46%. The dollar decrease in cost of services was attributable to a decrease in services revenue.

Cost of services increased 57% from $1.5 million in 2013 to $2.4 million in 2014. Cost of services as a percentage of services decreased from 48% in 2013 to 46% in 2014, which means that gross margins on services increased from 52% to 54%. The dollar increase in cost of services was attributable to an increase in services revenue.

Gross margins on services of 46%, 54%, and 52% in 2015, 2014 and 2013, respectively, were a function of: i) the nature of the projects; ii) the level of engineering difficulty and labor hours required to complete project tasks; and iii) how much we were able to charge. Gross margins in these years reflect the profitability mix of customer projects. We expect that gross margins on services will continue to fluctuate in future periods based on the nature, complexity, and pricing of future projects.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Years ended December 31,
	2015	2014	2013
Research and development expense	$5,800	$5,505	$4,085
Cost of services	1,790	2,359	1,503
Total engineering costs	$7,590	$7,864	$5,588

Research and development expense increased 5% from $5.5 million in 2014 to $5.8 million in 2015. As a percentage of total revenue, research and development expense increased from 23% in 2014 to 29% in 2015. The increase in research and development expense was primarily due to engineers rotating off of customer projects and onto internal development projects.

As the table above indicates, total engineering costs decreased from $7.9 million in 2014 to $7.6 million in 2015. The spending decrease is due to the following factors, which in the aggregate resulted in $0.3 million less expense: i) higher compensation expenses for engineers hired in 2014 for which there was a partial year of expense in 2014 versus a full year in 2015; ii) higher amortization expenses for acquired technology; iii) lower compensation and contractor expenses due to the termination of employees and contractors working on government service projects; iv) lower contractor expenses due to the termination of contractors working on internal development projects; and v) lower recruiting fees due to reduced hiring in 2015. Our engineering headcount declined by one head in 2015. We believe our engineering organization was adequately staffed as of December 31, 2015.

Research and development expense increased 35% from $4.1 million in 2013 to $5.5 million in 2014. As a percentage of total revenue, research and development expense increased from 21% in 2013 to 23% in 2014.

As the table above indicates, total engineering costs increased from $5.6 million in 2013 to $7.9 million in 2014. The spending increase was primarily due to the hiring of engineering employees and contractors. In the 18 month period from June 30, 2013 to December 31, 2014, engineering headcount, excluding contractors, grew from 30 to 48 employees. The expansion of our engineering organization during this period was designed to provide the resources we required to: i) pursue new product development initiatives; and ii) staff customer engineering services projects.

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

Sales and marketing expense increased 5% from $3.7 million in 2014 to $3.9 million in 2015. As a percentage of total revenue, sales and marketing expense increased from 16% in 2014 to 20% in 2015. The dollar increase in selling and marketing expense was primarily due to the addition of one employee in our sales organization which was partially offset by the departure of another employee in the second half of the year.

Sales commissions were $35,000 higher in 2015 despite a $4.1 million decrease in total revenue. The small commission increase was due to higher license sales and Brazilian sales agent commissions. There was not a significant reduction of commission expense related to hardware and royalties, which declined by a total of $4.2 million in 2015, because we pay reduced commissions on hardware sales and no commissions on royalties.

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

General and administrative expense decreased 5% from $3.7 million in 2014 to $3.5 million in 2015. As a percentage of total revenue, general and administrative expense increased from 15% in 2014 to 18% in 2015. The dollar decrease in general and administrative expense in 2015 was primarily due to lower stock-based compensation and patent filing costs.

General and administrative expense increased 4% from $3.5 million in 2013 to $3.7 million in 2014. As a percentage of total revenue, general and administrative expense decreased from 18% in 2013 to 15% in 2014. The increase in general and administrative expense in 2014 was primarily due to an increase in stock-based compensation which was partially offset by lower patent filing expenses.

Patent Related Income

The composition of patent related income in 2015, 2014 and 2013 was as follows:

Year ended December 31, 2015. We had a $43,000 gain on the sale of patent assets in 2015, which is described below:

We sold a portion of our patent portfolio pertaining to home networking technology to an unrelated third party for $50,000. The proceeds from the sale were reduced by $7,000 of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale. We recorded a gain of $43,000 on the sale.

Future patent sales are likely to be minimal as our remaining patents and patent applications pertain primarily to biometrics and imaging compression. Our current intent is to retain these patents for use in the business.

Year ended December 31, 2014. We had a $2.1 million gain on the sale of patent assets in 2014, which is described below:

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

The gains on the sale of patents was included in income from continuing operations pursuant to ASC 360-10, Impairment or Disposal of Long-Lived Assets, and Rule 5-03 of Regulation S-X.

Year ended December 31, 2013. We had $0.8 million of income from a patent arrangement in 2013, which is described below:

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

We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because:

•	The claims in one of the patents we assigned were rejected by the United States Patent Office (“USPTO”) in May 2013. The USPTO’s Patent Trial & Appeal Board (“PTAB”) affirmed the USPTO decision in June 2014. The PTAB decision was appealed to the Federal Circuit. In December 2014, the Federal Circuit remanded the appeal back to the PTAB for further consideration. In August 2015, the PTAB remanded the case back to the USPTO patent examiner of record for further review. In November 2015, the USPTO confirmed the validity of the claims in the patent.

•	Even though the USPTO has confirmed the validity of the claims in the patent, we do not know whether any patent monetization efforts by the third party will be successful.

Other Income/(Expense)

We recorded other income of $12,000 and $23,000 in the years ended December 31, 2015 and 2013, respectively, and other expense of $59,000 in the year ended December 31, 2014. Other income or expense in all three years consisted of realized gains or losses on sales or calls of high yield bond investments.

Interest Income

Interest income decreased 33% from $225,000 in 2014 to $151,000 in 2015. The dollar decrease was primarily due to i) lower levels of high yield bond investments held in 2015 as compared to 2014; and ii) lower cash balances as a result of a $39.9 million dividend payment in July 2014.

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

A discussion of income taxes for the years ended December 31, 2015, 2014, and 2013 follows:

Year ended December 31, 2015. We recorded a benefit from income taxes of $0.5 million for the year ended December 31, 2015, all of which was included in continuing operations. The benefit from income taxes was the result of a $1.9 million tax benefit from the reversal of a reserve for uncertain tax positions, which was partially offset by $1.4 million of income taxes on pre-tax income based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by research tax credits and permanent adjustments.

As previously reported, the Internal Revenue Service (“IRS”) commenced an examination of our tax return for the year ended December 31, 2012 in September 2014. In July 2015, the IRS notified us that it had completed its examination and that it had no changes to our reported tax. As a result of the completion of the IRS examination, we determined that a $1.9 million reserve for uncertain tax positions we had established on federal research and development credits was no longer required. We reversed the reserve in the third quarter of 2015.

As of December 31, 2015, we had a total of $1.0 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2015 of $5.5 million and $0.1 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets can be used to reduce taxes, the benefit must be recorded as a reduction to additional paid-in capital. In 2015, we recorded a tax benefit of $0.6 million to equity related to the use of these tax credits to reduce our tax liability.

Year ended December 31, 2014. Total income tax expense for the year ended December 31, 2014 was $2.7 million, all of which was recorded in continuing operations. Income tax expense for 2014 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by Federal research tax credits and permanent adjustments.

In 2014, we recorded a tax benefit of $1.2 million that reduced our tax liability. This benefit was recorded in equity as it was related to federal and state research tax credits that represented excess stock compensation deductions.

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

Loss from discontinued operations, net of income taxes reflects results from our discontinued DSL Service Assurance Segment. This segment includes results from our DSL software product line that we shut down in 2013. Loss from DSL discontinued operations was (in thousands):

	Years ended December 31,
	2015	2014	2013
Revenue	$-	$-	$3,216
Expenses	-	-	5,120
Loss before income taxes	-	-	(1,904)
Income tax benefit	-	-	(748)
Loss from discontinued operations	$-	$-	$(1,156)

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed the company with our cash balances, cash generated from operations, and cash received from the sale of patent assets. Equity financing has not been a meaningful source of financing for us in recent years. Cash flows from operating, investing and financing activities are described below.

Cash flow from operating activities

In the years ended December 31, 2015, 2014, and 2013, our operating activities provided net cash of $6.7 million, $6.3 million, and $2.8 million, respectively. A discussion of cash flow from operating activities for each of the last three years follows:

Year ended December 31, 2015. Cash provided by operating activities of $6.7 million in 2015 was primarily the result of net income of $4.6 million, which was increased for non-cash items related to depreciation and amortization of $0.6 million and stock-based compensation expense of $0.7 million. Cash provided by operating activities was reduced by a $1.9 million non-cash item related to the reversal of a reserve for uncertain tax positions that was included as a tax benefit in net income. Cash provided by operating activities also included $2.7 million of cash associated with a reduction of working capital items. The reduction of working capital includes a significant increase in deferred revenue as a result of a $4.6 million revenue transaction payment in 2015 for which we deferred $3.7 million of license and maintenance revenue.

Year ended December 31, 2014. Cash provided by operating activities of $6.3 million in 2014 was primarily the result of net income of $4.6 million, which was increased for non-cash items related to depreciation and amortization of $0.5 million and stock-based compensation expense of $0.9 million. Cash provided by operating activities also included $2.4 million of cash associated with a reduction of working capital items. Cash provided by these sources was partially offset by a $2.1 million gain on the sale of patent assets that was included in $4.6 million of net income, but was included in cash flow from investing activities in the statements of cash flow.

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

Cash flow from investing activities

In the year ended December 31, 2015 and 2014, our investing activities provided net cash of $0.1 million and $3.4 million, respectively. In the year ended December 31, 2013, our investing activities used net cash of $1.4 million. A discussion of cash flow from investing activities for each of the last three years follows:

Year ended December 31, 2015. Cash provided by investing activities of $0.1 million in 2015 was primarily the result of $0.5 million of proceeds from the sale of investments, which was partially offset by $0.1 million of capital expenditures and $0.3 million used to purchase other assets.

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

Cash flow from financing activities

In the years ended December 31, 2015 and 2013, our financing activities provided net cash of $0.4 million and $122,000, respectively. In the year ended December 31, 2014, our financing activities used net cash of $38.4 million. A discussion of cash flow from financing activities for each of the last three years follows:

Year ended December 31, 2015. Cash provided by financing activities of $0.4 million in 2015 was primarily the result of a $0.6 million tax benefit related to excess stock-based compensation, which was partially offset by $0.2 million used to repurchase stock from employees in connection with stock issuances under a stock grant program.

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

At December 31, 2015, we had cash and cash equivalents of $51.2 million and investments of $0.9 million. While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.

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

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase orders	$32	$32	$-	$-	$-
Total	$32	$32	$-	$-	$-

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

We must also make judgments with respect to the recognition of revenue for multiple element revenue arrangements. We recognize revenue for multiple element arrangements as follows:

Software and software related multiple element arrangements:

We sell software licenses, software maintenance and software services in various combinations of multiple element arrangements. We apply the provisions of ASC 985-605, Software Revenue Recognition, to these arrangements because all the elements are software or software related. The various combinations of multiple element arrangements and our revenue recognition for each are described below:

o	When software licenses and maintenance contracts are sold together, we recognize software license revenue upon delivery, provided we have vendor specific objective evidence (“VSOE”) for the fair value of the maintenance contract fee, and we recognize the fair value of maintenance contract revenue ratably over the related contract period. When we do not have VSOE for PCS, we recognize the entire arrangement fee over the contractual PCS period.

o	When software engineering services and software licenses are sold together, the total fee is generally recognized by applying contract accounting. We have adopted the percentage-of-completion method of contract accounting, and we primarily use an input method (i.e., labor hours) to determine our completion percentage.

o	When we sell software licenses, software maintenance, and software services together, revenue is recognized as follows: i) maintenance revenue is separated from the other two elements and is recognized ratably over the related contract period; provided we have VSOE for the fair value of the maintenance element; and ii) the total fee from the software license and engineering service elements is recognized by applying the contract accounting method described in the previous paragraph.

Hardware and software multiple element arrangements:

o	We also have a multiple element arrangement with one customer that involves the delivery of hardware, software maintenance, and software services. We determined that these elements qualified as separate units of accounting under ASC 605, Revenue Recognition, because they have value to the customer on a standalone basis. Accordingly, we recognize hardware revenue upon delivery and acceptance by the customer, maintenance revenue ratably over the related contract period, and service revenue as services are delivered.

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

For stock awards, we determine the fair value of the award by using the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets primarily relate to temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2015, we had a total of $1.0 million of deferred tax assets for which we had recorded no valuation allowance.

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

In November 2015, the FASB issued Accounting Standard Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company did not early adopt this standard. The effect of early adoption would not have been material as it would have only resulted in a $184,000 reclass of short term deferred tax assets to long term deferred tax assets on our December 31, 2015 consolidated balance sheets.

With the exception of the two standards above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at December 31, 2015 consisted of two elements:

1.	Cash and cash equivalents. As of December 31, 2015, our cash and cash equivalents of $51.2 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.	Investments. As of December 31, 2015, our investments of $0.9 million were invested in high yield bonds with two corporate debt issuers, which mature in 2017 and 2018. While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the two to three year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

We do not use derivative financial instruments for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aware, Inc.

We have audited the accompanying consolidated balance sheets of Aware, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 and the financial statement schedule of Aware, Inc. listed in Item 15(a). We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

Boston, Massachusetts

February 12, 2016

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$51,232	$43,985
Accounts receivable (less allowance for doubtful accounts of $20 at December 31, 2015 and 2014)	4,743	3,619
Deferred tax assets	184	168
Prepaid expenses and other current assets	483	403
Total current assets	56,642	48,175

Property and equipment, net	4,977	5,289
Investments	869	1,428
Long term deferred tax assets	815	804
Other assets	316	197
Total assets	$63,619	$55,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234	$258
Accrued expenses	952	820
Accrued income taxes	236	-
Deferred revenue	5,885	2,352
Total current liabilities	7,307	3,430

Long-term deferred revenue	131	74

Commitments and contingent liabilities (Note 8)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2015 and 2014; issued and outstanding 22,935,988 in 2015 and 22,808,761 in 2014	229	228
Additional paid-in capital	102,968	103,756
Accumulated other comprehensive loss	(64)	(29)
Accumulated deficit	(46,952)	(51,566)
Total stockholders’ equity	56,181	52,389
Total liabilities and stockholders’ equity	$63,619	$55,893

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
Revenue:
Software licenses	$10,113	$8,537	$8,241
Software maintenance	4,706	4,351	3,866
Services	3,304	5,173	3,148
Hardware	1,094	4,933	3,182
Royalties	404	726	920
Total revenue	19,621	23,720	19,357

Costs and expenses:
Cost of hardware	717	3,485	2,365
Cost of services	1,790	2,359	1,503
Research and development	5,800	5,505	4,085
Selling and marketing	3,945	3,741	3,344
General and administrative	3,497	3,668	3,522
Total costs and expenses	15,749	18,758	14,819

Patent related income	43	2,127	780

Operating income	3,915	7,089	5,318
Other income (expense)	12	(59)	23
Interest income	151	225	328
Income from continuing operations before income taxes	4,078	7,255	5,669
Provision for (benefit from) income taxes	(536)	2,672	1,917
Income from continuing operations	4,614	4,583	3,752
Loss from discontinued operations, net of income taxes	-	-	(1,156)
Net income	$4,614	$4,583	$2,596

Basic net income per share:
Basic net income per share from continuing operations	$0.20	$0.20	$0.17
Basic net loss per share from discontinued operations	-	-	(0.05)
Basic net income per share	$0.20	$0.20	$0.12

Diluted net income per share:
Diluted net income per share from continuing operations	$0.20	$0.20	$0.16
Diluted net loss per share from discontinued operations	-	-	(0.05)
Diluted net income per share	$0.20	$0.20	$0.11

Weighted-average shares - basic	22,899	22,703	22,543
Weighted-average shares - diluted	22,965	22,787	22,641

Comprehensive income:
Net income	$4,614	$4,583	$2,596
Other comprehensive income (net of tax):
Unrealized gain/(loss) on available for sale securities	(35)	96	(75)
Comprehensive income	$4,579	$4,679	$2,521

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$4,614	$4,583	$2,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	640	541	458
Stock-based compensation	689	915	662
Reversal of reserve for uncertain tax positions	(1,914)	-	-
Gain on sale of patent assets	(43)	(2,127)	-
Amortization of premium (discount) on investments	(11)	(3)	15
(Gain)/loss on sale of investments	(12)	59	(23)
Deferred tax benefit (expense) on other comprehensive income	18	(66)	81
Loss on disposal of property and equipment	-	-	28
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(1,124)	963	(1,125)
Receivable from patent arrangement	-	-	1,121
Inventories	2	1,599	(1,601)
Prepaid expenses and other current assets	(82)	294	(167)
Deferred tax assets	(27)	173	563
Accounts payable	(24)	(1,258)	1,188
Accrued expenses	132	23	(310)
Accrued income taxes	236	-	-
Deferred revenue	3,590	560	(657)
Net cash provided by operating activities	6,684	6,256	2,829

Cash flows from investing activities:
Purchases of property and equipment	(127)	(135)	(160)
Proceeds from sale of property and equipment	-	-	24
Purchases of investments	-	-	(2,008)
Sales of investments	529	1,432	1,117
Proceeds from sale of patent assets, net	43	2,127	-
Purchase of other assets	(320)	-	(338)
Net cash provided by (used in) investing activities	125	3,424	(1,365)

Cash flows from financing activities:
Proceeds from issuance of common stock	40	508	65
Payment of dividends	-	(39,905)	-
Excess tax benefits from stock-based compensation	554	1,247	128
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(156)	(205)	(71)
Net cash provided by (used in) financing activities	438	(38,355)	122

Increase/(decrease) in cash and cash equivalents	7,247	(28,675)	1,586
Cash and cash equivalents, beginning of year	43,985	72,660	71,074

Cash and cash equivalents, end of year	$51,232	$43,985	$72,660

Supplemental disclosure:
Cash paid for income taxes	$571	$1,018	$542

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balance at December 31, 2012	22,510	$225	$100,561	$(50)	$(18,840)	$81,896

Exercise of common stock options	6	-	26			26
Issuance of unrestricted stock	65	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(14)	-	(71)			(71)
Issuance of common stock under employee stock purchase plan	7	-	40			40
Stock-based compensation expense			662			662
Tax benefits from stock-based awards			128			128
Deferred tax asset write-off			(52)			(52)
Accumulated other comprehensive loss:
Unrealized loss on securities				(156)		(156)
Deferred tax benefit on unrealized loss				81		81
Net income					2,596	2,596

Balance at December 31, 2013	22,574	226	101,293	(125)	(16,244)	85,150

Exercise of common stock options	118	1	468			469
Issuance of unrestricted stock	141	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(32)	-	(205)			(205)
Issuance of common stock under employee stock purchase plan	8	-	39			39
Stock-based compensation expense			915			915
Tax benefits from stock-based awards			1,247			1,247
Dividend payment					(39,905)	(39,905)
Accumulated other comprehensive loss:
Unrealized gain on securities				162		162
Deferred tax expense on unrealized gain				(66)		(66)
Net income					4,583	4,583

Balance at December 31, 2014	22,809	228	103,756	(29)	(51,566)	52,389

Issuance of unrestricted stock	152	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(36)	-	(156)			(156)
Issuance of common stock under employee stock purchase plan	11	-	40			40
Reversal of reserve for uncertain tax positions			(1,914)			(1,914)
Stock-based compensation expense			689			689
Tax benefits from stock-based awards			554			554
Accumulated other comprehensive loss:
Unrealized loss on securities				(53)		(53)
Deferred tax benefit on unrealized loss				18		18
Net income					4,614	4,614

Balance at December 31, 2015	22,936	$229	$102,968	$(64)	$(46,952)	$56,181

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

Cash and cash equivalents, which primarily include money market mutual funds, were $51.2 million and $44.0 million as of December 31, 2015 and December 31, 2014, respectively. We classified our cash equivalents of $43.0 million and $34.3 million as of December 31, 2015 and 2014, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Debt securities with maturities greater than one year are classified as long term assets. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements. We had $0.9 million and $1.4 million of available-for-sale investments as of December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$869	$-	$-
Money market funds (included in cash and cash equivalents)	43,027
Total	$43,896	$-	$-

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

Investments - At December 31, 2015 and 2014, we categorized all investment securities as available-for-sale, since we may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders’ equity called Accumulated Comprehensive Income.

Realized gains on investments were $12,000 and $23,000 in the years ended December 31, 2015 and 2013, respectively. Realized losses on investments were $59,000 in the year ended December 31, 2014.

Unrealized losses on investments were $53,000 and $156,000 in the years ended December 31, 2015, and 2013. Unrealized gains on investments were $162,000 in the year ended December 31, 2014.

The amortized cost of our corporate debt securities was $1.0 million at December 31, 2015. Corporate debt securities comprising investments mature in 2017 and 2018.

Allowance for Doubtful Accounts – Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts.

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We evaluate all inventories for net realizable value on a quarterly basis, and record provisions for excess and obsolete inventory when required. We had no inventory or reserve for excess and obsolete inventory as of December 31, 2015.

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If an impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time. We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2015 and 2014.

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

Multiple element arrangements with software and software related elements

In addition to selling software licenses, software maintenance and software services in single element arrangements, we also sell these three products as part of multiple element arrangements. We apply the provisions of ASC 985-605, Software Revenue Recognition, to these arrangements because all the elements are software or software related. The various combinations of multiple element arrangements and our revenue recognition for each are described as follows:

•	Software licenses and software maintenance. When software licenses and software maintenance contracts are sold together, we recognize software license revenue upon delivery, provided we have vendor specific objective evidence (“VSOE”) for the fair value of the maintenance contract fee, and we recognize the fair value of maintenance contract revenue ratably over the related contract period. Under ASC 985-605, the residual method is the appropriate manner in which to allocate arrangement consideration to the license when VSOE exists for all undelivered elements (e.g., PCS), but not for the delivered element (e.g., the license). When we do not have VSOE for PCS, we recognize the entire arrangement fee over the contractual PCS period. As a result of not having VSOE for PCS in one arrangement in 2015, we deferred $3.6 million of license revenue at December 31, 2015 under this policy.

•	Software licenses and services. When software licenses and software engineering services are sold together, the total fee is generally recognized by applying contract accounting. We have adopted the percentage-of-completion method of contract accounting, and we generally use an input method (i.e., labor hours) to determine our completion percentage. The software license portion of the arrangement is classified as software license revenue and the engineering services portion is classified as services revenue in our consolidated statements of income and comprehensive income.

•	Software licenses, software maintenance and services. When we sell software licenses, software maintenance and software services together, revenue is recognized as follows: i) software maintenance revenue is separated from the other two elements and is recognized ratably over the related software maintenance contract period; provided we have VSOE for the fair value of the maintenance element; and ii) the total fee from the software license and engineering service elements is recognized by applying the contract accounting method described in the previous paragraph.

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

Capitalization of Software Costs – We capitalize certain internally developed software development costs after technological feasibility of the product has been established. No software costs were capitalized for the years ended December 31, 2015, 2014 and 2013, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2015 and 2014, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $51.0 million and $43.7 million, respectively.

Concentration of credit risk with respect to net accounts receivable consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable at December 31:

	2015	2014
Customer A	26%	18%
Customer B	17%	-%
Customer C	-%	15%
Customer D	4%	11%

Concentration of credit risk with respect to our investment portfolio consisted of $0.5 million and $0.4 million with two issuers of corporate debt securities, respectively, at December 31, 2015, and $0.5 million, $0.5 million, and $0.4 million with three issuers of corporate debt securities, respectively, at December 31, 2014.

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

Advertising Costs – Advertising costs are expensed as incurred and were not material for 2015, 2014, and 2013.

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

In November 2015, the FASB issued Accounting Standard Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company did not early adopt this standard. The effect of early adoption would not have been material as it would have only resulted in a $184,000 reclass of short term deferred tax assets to long term deferred tax assets on our December 31, 2015 consolidated balance sheets.

With the exception of the two standards above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of December 31, 2015.

Reclassifications - Certain prior period amounts on our consolidated balance sheets were reclassified to be consistent with the current period presentation. Specifically, $2,000 of inventory at December 31, 2014 was included in prepaid expenses and other current assets, and certain accrued expense line items at December 31, 2014 were condensed into one accrued expenses line item.

Segments – We organize ourselves into a single segment reporting to the chief operating decision makers. We have sales outside of the United States, which are described in Note 9. All long-lived assets are maintained in the United States.

3.	PATENT RELATED INCOME

The composition of patent related income in 2015, 2014 and 2013 was as follows:

Year ended December 31, 2015. We had a $43,000 gain on the sale of patent assets in 2015, which is described below:

We sold a portion of our patent portfolio pertaining to home networking technology to an unrelated third party for $50,000. The proceeds from the sale were reduced by $7,000 of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale. We recorded a gain of $43,000 on the sale.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2014. We had a $2.1 million gain on the sale of patent assets in 2014, which is described below:

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

The gains on the sale of patents was included in income from continuing operations pursuant to ASC 360-10, Impairment or Disposal of Long-Lived Assets, and Rule 5-03 of Regulation S-X.

Year ended December 31, 2013. We had $0.8 million of income from a patent arrangement in 2013, which is described below:

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

We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because:

•	The claims in one of the patents we assigned were rejected by the United States Patent Office (“USPTO”) in May 2013. The USPTO’s Patent Trial & Appeal Board (“PTAB”) affirmed the USPTO decision in June 2014. The PTAB decision was appealed to the Federal Circuit. In December 2014, the Federal Circuit remanded the appeal back to the PTAB for further consideration. In August 2015, the PTAB remanded the case back to the USPTO patent examiner of record for further review. In November 2015, the USPTO confirmed the validity of the claims in the patent.

•	Even though the USPTO has confirmed the validity of the claims in the patent, we do not know whether any patent monetization efforts by the third party will be successful.

4.	DISCONTINUED OPERATIONS

Our board of directors approved the shutdown of our DSL service assurance software product line in 2013. This product line was previously a component of our DSL Service Assurance Segment. Results from the DSL Service Assurance Segment have been reported as discontinued operations because we no longer have any significant continuing involvement with, or cash flows from, this segment.

Loss from the discontinued DSL Service Assurance Segment was (in thousands):

	Years ended December 31,
	2015	2014	2013
Revenue	$-	$-	$3,216
Expenses	-	-	5,120
Loss before income taxes	-	-	(1,904)
Income tax benefit	-	-	(748)
Loss from discontinued operations	$-	$-	$(1,156)

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no assets or liabilities remaining on the balance sheet as of December 31, 2015 related to the DSL Service Assurance Segment.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2015	2014
Land	$1,056	$1,056
Building and improvements	9,060	9,060
Computer equipment	626	614
Purchased software	83	78
Furniture and fixtures	778	778
Office equipment	166	191
Total	11,769	11,777
Less accumulated depreciation and amortization	(6,792)	(6,488)
Property and equipment, net	$4,977	$5,289

Depreciation expense was $0.4 million, $0.4 million, and $0.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. In 2015, 2014 and 2013, we identified $0.1 million, $0.1 million, and $0.3 million of assets no longer in use and retired the assets and related accumulated depreciation.

6.	INCOME TAXES

We recorded a benefit from income taxes of $0.5 million in the year ended December 31, 2015, all of which was included in continuing operations. We made provisions for income taxes related to continuing operations in the years ended December 31, 2014 and 2013 of $2.7 million and $1.9 million, respectively. The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$(807)	$1,976	$1,000
State	280	589	273
	(527)	2,565	1,273
Deferred:
Federal	(16)	93	471
State	7	14	173
	(9)	107	644

Provision for (benefit from) income taxes	$(536)	$2,672	$1,917

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2015	2014	2013
Federal statutory rate	34%	34%	34%
State rate, net of federal benefit	5	5	5
Tax credits	(4)	(1)	(2)
Permanent adjustments	(2)	(1)	(1)
Reversal of reserve	(47)	-	-
Other	1	-	-
Prior year adjustment	-	-	(2)
Effective tax rate	(13%)	37%	34%

We recorded a benefit from income taxes of $0.5 million for the year ended December 31, 2015, all of which was included in continuing operations. The benefit from income taxes was the result of a $1.9 million tax benefit from the reversal of a reserve for uncertain tax positions, which was partially offset by $1.4 million of income taxes on pre-tax income based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by research tax credits and permanent adjustments.

As previously reported, the Internal Revenue Service (“IRS”) commenced an examination of our tax return for the year ended December 31, 2012 in September 2014. In July 2015, the IRS notified us that it had completed its examination and that it had no changes to our reported tax. As a result of the completion of the IRS examination, we determined that the $1.9 million reserve for uncertain tax positions we had established on federal research and development credits in 2012 was no longer required. We reversed the reserve in 2015.

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

As of December 31, 2015 and 2014, we had deferred tax assets for which we had recorded no valuation allowance. The principal components of deferred tax assets were as follows at December 31 (in thousands):

	2015	2014
Depreciation	$394	$374
Stock compensation	256	303
Capitalized research and development costs	39	96
Other	310	199
Total	999	972
Less valuation allowance	(-)	(-)
Deferred tax assets, net	$999	$972

We will continue to assess the level of valuation allowance required in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of the uncertain tax position related to our research and development tax credits is as follows (in thousands):

Uncertain tax positions at December 31, 2012	$2,945
Increase due to positions taken in prior periods	-
Uncertain tax positions at December 31, 2013	2,945
Increase due to positions taken in prior periods	-
Uncertain tax positions at December 31, 2014	2,945
Decrease due to completion of IRS examination	(1,913)
Uncertain tax positions at December 31, 2015	$1,032

Uncertain tax positions of $0.7 million will impact our tax rate if realized. The difference between this amount and the total uncertain tax positions in the table above is the federal tax effect on state tax credits.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2015 of $5.5 million and $0.1 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. In 2015, 2014 and 2013, we recorded tax benefits of $0.6 million, $1.2 million, and $0.1 million, respectively, to equity related to the use of these tax credits to reduce our tax liability.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015, we had no accrued interest or penalties related to uncertain tax positions.

The tax years from 2013 through 2015 are subject to examination by the IRS and the tax years 2000 through 2015 are subject to examination by state tax authorities.

7.	EQUITY AND STOCK COMPENSATION PLANS

Fixed Stock Option Plan – We have one active fixed stock option plan which is our 2001 Nonqualified Stock Plan (“2001 Plan”). We are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock under this plan. As of December 31, 2015, there were 4,966,715 shares available for grant under the 2001 Plan.

Options are granted at exercise prices as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Options generally vest over three to five years.

The following table presents stock-based employee compensation expenses included in our consolidated statements of income and comprehensive income (in thousands):

	Years ended December 31,
	2015	2014	2013
Cost of services	$28	$44	$34
Research and development	89	106	81
Selling and marketing	13	17	14
General and administrative	559	748	533
Stock-based compensation expense	$689	$915	$662

Stock-based compensation expense in the preceding table includes expenses associated with grants of: i) stock options; and iii) unrestricted shares of our common stock. The methods used to determine stock-based compensation expense for each type of equity grant are described in the following paragraphs.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Grants. We did not grant any stock options in the years ended December 31, 2015, 2014 and 2013. When we grant stock options we estimate the fair value of those stock options using the Black-Scholes valuation model. The Black-Scholes valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We do not estimate our forfeiture rates as the actual forfeiture rate is known at the end of each reporting period due to the timing of our stock option vesting.

Unrestricted Stock Grants. Our 2001 Plan permits us to grant shares of unrestricted stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date. We granted 152,000, 152,000, and 130,000 shares of unrestricted stock during the years ended December 31, 2015, 2014, and 2013, respectively.

The accounting treatment of unrestricted stock awards in 2015, 2014 and 2013 is described below:

Year ended December 31, 2015. In March 2015, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2015 and December 31, 2015. We expensed $682,000 of stock-based compensation expense related to this grant in the year ended December 31, 2015. There was no unamortized stock-based compensation charge associated with this stock grant as of December 31, 2015.

We issued shares of common stock related to the March 2015 grant as follows: i) 58,862 net shares of common stock were issued in early July 2015 after employees surrendered 17,138 shares for which we paid $69,000 of withholding taxes on their behalf; and ii) 57,151 shares of common stock were issued in early January 2016 after employees surrendered 18,849 shares for which we paid $61,000 of withholding taxes on their behalf.

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option transactions for our fixed stock option plan for the years ended December 31, 2015, 2014, and 2013 are presented below:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	106,202	$4.71	1,004,989	$5.68	1,063,025	$5.63
Granted	-	-	-	-	-	-
Exercised	-	-	(117,783)	3.98	(6,163)	4.27
Forfeited or cancelled	(20,000)	6.18	(781,004)	6.07	(51,873)	4.83
Outstanding at end of year	86,202	$4.37	106,202	$4.71	1,004,989	$5.68

Exercisable at year end	86,202	$4.37	104,117	$4.69	986,237	$5.70

Total options outstanding at December 31, 2015 were 86,202. All of those options were vested and had a weighted average exercise price of $4.37.

No stock options were granted in the years ended December 31, 2015, 2014 and 2013. No options were exercised in the year ended December 31, 2015.

At December 31, 2015, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 2.1 years for each.

At December 31, 2015, the aggregate intrinsic value of options outstanding and options exercisable was $14,000 for each. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes the stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$2 to $3	18,000	$2.52	3.39	18,000	$2.52
$3 to $4	14,168	3.57	1.82	14,168	3.57
$4 to $5	33,200	4.64	1.93	33,200	4.64
$6 to $7	20,834	6.10	1.36	20,834	6.10
	86,202	$4.37	2.08	86,202	$4.37

At December 31, 2015, there was no unrecognized compensation expense related to non-vested stock options as there were no non-vested stock options.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period. There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of December 31, 2015 there were 89,376 shares available for future issuance under the ESPP Plan. We issued 11,561, 8,022, and 7,196 common shares under the ESPP Plan in 2015, 2014, and 2013, respectively.

Dividends – We did not pay dividends in the years ended December 31, 2015 and 2013. In the year ended December 31, 2014, our board of directors declared a special cash dividend of $1.75 per share. The dividend was paid on July 24, 2014 to shareholders of record as of July 10, 2014. The total dividend payment was $39.9 million.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments – We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997. We have no real estate lease commitments and de minimis equipment lease commitments.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$11,737	$18,168	$13,909
Brazil	2,163	848	231
Rest of world	5,721	4,704	5,217
	$19,621	$23,720	$19,357

Revenue by product group was (in thousands):

	Year ended December 31,
	2015	2014	2013
Biometrics	$16,916	$21,436	$17,085
Imaging	2,301	1,558	1,352
DSL royalties	404	726	920
	$19,621	$23,720	$19,357

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The portion of total revenue that was derived from major customers was as follows:

	Year ended December 31,
	2015	2014	2013
Customer A	10%	2%	-%
Customer B	9%	24%	21%
Customer C	3%	10%	3%

10.	EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were approximately $216,000, $198,000, and $189,000 in 2015, 2014 and 2013, respectively.

11.	NET INCOME PER SHARE

Net income per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2015	2014	2013
Net income:
Income from continuing operations	$4,614	$4,583	$3,752
Loss from discontinued operations	-	-	(1,156)
Net income	$4,614	$4,583	$2,596

Shares outstanding:
Weighted-average common shares outstanding	22,899	22,703	22,543
Additional dilutive common stock equivalents	66	84	98
Diluted shares outstanding	22,965	22,787	22,641

Basic net income per share:
Basic net income per share from continuing operations	$0.20	$0.20	$0.17
Basic net loss per share from discontinued operations	-	-	(0.05)
Basic net income per share	$0.20	$0.20	$0.12

Diluted net income per share:
Diluted net income per share from continuing operations	$0.20	$0.20	$0.16
Diluted net loss per share from discontinued operations	-	-	(0.05)
Diluted net income per share	$0.20	$0.20	$0.11

For the years ended December 31, 2015, 2014 and 2013, options to purchase 54,034, 40,834, and 823,338 shares of common stock at weighted average exercise prices of $5.20, $6.14, and $6.07 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification		December 31,
	2014	Decrease	Adjustments		2015

Unrealized losses on available for sale securities	$(87)	$(50)	$-		$(137)
Unrealized gains on available for sale securities	43	(15)	12		40
Net unrealized gains (losses) on available for sale securities	(44)	(65)	12	(a)	(97)
Income tax benefit (expense) on other comprehensive loss	15	22	(4)		33
Total accumulated other comprehensive loss, net of taxes	$(29)	$(43)	$8		$(64)

(a) – Classified in other income (expense).

13.	QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

The following table is a summary of certain items in the consolidated statements of income and comprehensive income for each of our quarters in the two-year period ended December 31, 2015 (in thousands, except per share data).

	2015 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,123	$4,510	$4,041	$6,946
Operating income	384	477	429	2,625
Net income	272	319	2,197	1,826

Net income per share – basic	$0.01	$0.01	$0.10	$0.08
Net income per share – diluted	$0.01	$0.01	$0.10	$0.08

	2014 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$6,617	$6,767	$6,027	$4,309
Operating income	1,311	1,382	4,155	243
Net income	880	865	2,599	239

Net income per share – basic	$0.04	$0.04	$0.11	$0.01
Net income per share – diluted	$0.04	$0.04	$0.11	$0.01

Quarterly amounts may not sum to annual amounts due to rounding and dilution.

14.	OFF-BALANCE SHEET ARRANGEMENTS

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

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts – Years ended December 31, 2015, 2014, and 2013

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D	Col. E
Additions
	Balance at	Charged to	Charged	Deductions	Balance
	Beginning	Costs and	to Other	Charged to	at End
	of Period	Expenses	Accounts	Reserves	of Period
Allowance for doubtful accounts receivable:
2015	$20	$-	$-	$-	$20
2014	$20	$-	$-	$-	$20
2013	$20	$-	$-	$-	$20

Inventory reserves:
2015	$-	$-	$-	$-	$-
2014	$-	$-	$-	$-	$-
2013	$-	$-	$-	$-	$-

Warranty reserves:
2015	$-	$-	$-	$-	$-
2014	$-	$-	$-	$-	$-
2013	$10	$-	$-	$10	$-

Deferred tax asset valuation allowance:
2015	$-	$-	$-	$-	$-
2014	$-	$-	$-	$-	$-
2013	$-	$-	$-	$-	$-

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our co-chief executive officers and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal co-executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2016 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2016 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2016 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2016 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 25, 2016 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a) Financial Statements and Exhibits:

(3) Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).
10.1*	1996 Employee Stock Purchase Plan, as amended and restated (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005 and incorporated herein by reference).
10.2*	Form of Indemnification Agreement for Directors and Officers of Aware, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 22, 2011 and incorporated herein by reference).
10.3*	2001 Nonqualified Stock Plan (filed as Exhibit 99(d)(4) to the Company’s Schedule TO filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference).
10.4*	Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors prior to May 21, 2008 (filed as Exhibit 10.6 to Company’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.5*	Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors from and after May 21, 2008 (filed as Exhibit 10.8 to Company’s Form 8-K on May 22, 2008 and incorporated herein by reference)
10.6*	Form of Unrestricted Stock Award for outside directors of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.1 to Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).
10.7*	Form of Unrestricted Stock Award for officers of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.2 to Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).
10.8	Asset Purchase Agreement by and between Aware, Inc. and Lantiq Broadband Holdco, Inc. and Lantiq Deutschland GmbH dated October 14, 2009 (filed as Exhibit 10.8 to Company’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.9*	Form of Unrestricted Stock Award for executive officers and directors of Aware, Inc. under the 2001 Nonqualified Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2013 and incorporated herein by reference).
10.10*	Form of Change in Control Retention Agreement between Aware, Inc. and each of Richard P. Moberg and Kevin T. Russell (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2015 and incorporated herein by reference).
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013; and (v) Notes to Consolidated Financial Statements.

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
Accounting Officer)

Date: February 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of February 2016.

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

