Form 10-Q
period 2016-03-31
AWARE INC /MA/
filed 2016-04-27
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended March 31, 2016

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

Large Accelerated Filer ☐    Accelerated Filer ☒   Non-Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of April 22, 2016:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,993,139 shares

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$52,650	$51,232
Accounts receivable, net	3,839	4,743
Prepaid expenses and other current assets	677	483
Total current assets	57,166	56,458

Property and equipment, net	4,874	4,977
Investments	869	869
Deferred tax assets	872	999
Other assets	261	316
Total assets	$64,042	$63,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$616	$234
Accrued expenses	823	952
Accrued income taxes	-	236
Deferred revenue	5,102	5,885
Total current liabilities	6,541	7,307

Long-term deferred revenue	311	131

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,993,139 as of March 31, 2016 and 22,935,988 as of December 31, 2015	230	229
Additional paid-in capital	103,345	102,968
Accumulated other comprehensive loss	(67)	(64)
Accumulated deficit	(46,318)	(46,952)
Total stockholders’ equity	57,190	56,181

Total liabilities and stockholders’ equity	$64,042	$63,619

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Software licenses	$2,774	$1,649
Software maintenance	1,282	1,153
Services	419	1,220
Hardware	286	-
Royalties	73	101
Total revenue	4,834	4,123

Costs and expenses:
Cost of software licenses	243	-
Cost of services	213	547
Cost of hardware	205	-
Research and development	1,649	1,435
Selling and marketing	920	972
General and administrative	724	785
Total costs and expenses	3,954	3,739

Operating income	880	384
Other income	-	12
Interest income	67	41
Income before provision for income taxes	947	437
Provision for income taxes	312	165

Net income	$635	$272

Net income per share – basic	$0.03	$0.01
Net income per share – diluted	$0.03	$0.01

Weighted-average shares - basic	22,993	22,866
Weighted-average shares - diluted	23,005	22,887

Comprehensive income:
Net income	$635	$272
Other comprehensive income (net of tax):
Unrealized gains/(losses) on available for sale securities	(4)	8
Comprehensive income	$631	$280

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$635	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	145
Stock-based compensation	8	21
Deferred tax provision on other comprehensive income	1	(4)
Gain on sale of investments	-	(12)
Amortization of premium/(discount) on investments	(3)	(2)
Changes in assets and liabilities:
Accounts receivable	904	368
Prepaid expenses and other current assets	(194)	(514)
Deferred tax assets	127	185
Accounts payable	382	(67)
Accrued expenses	(129)	13
Accrued income taxes	(236)	-
Deferred revenue	(603)	(395)
Net cash provided by operating activities	1,054	10

Cash flows from investing activities:
Purchases of property and equipment	(5)	(14)
Sales of investments	-	529
Purchase of other assets	-	(320)
Net cash provided by (used in) investing activities	(5)	195

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	430	582
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(61)	(87)
Net cash provided by financing activities	369	495

Increase in cash and cash equivalents	1,418	700
Cash and cash equivalents, beginning of period	51,232	43,985

Cash and cash equivalents, end of period	$52,650	$44,685

Supplemental disclosure:
Cash paid for income taxes	$275	$5

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A)	Nature of Business. We are a leading provider of software and services to the biometrics industry. Our software products are used in government and commercial biometrics systems, which are capable of determining or verifying an individual’s identity. We also offer engineering services related to software customization, integration, and installation, as well as complete systems development. We sell our biometrics software products and services globally through systems integrators, OEMs, and directly to end user customers. We also derive a portion of our revenue from the sale of imaging software.

B)	Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the three years ended December 31, 2015 in conjunction with our 2015 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2016, and of operations and cash flows for the interim periods ended March 31, 2016 and 2015.

The results of operations for the interim period ended March 31, 2016 are not necessarily indicative of the results to be expected for the year.

C)	Fair Value Measurements. The Financial Accounting Standards Board (“FASB”) Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to the unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the FASB Codification are: i) Level 1 – valuations that are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; ii) Level 2 – valuations that are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and iii) Level 3 – valuations that require inputs that are both significant to the fair value measurement and unobservable.

Cash and cash equivalents, which primarily include money market mutual funds, were $52.7 million and $51.2 million as of March 31, 2016 and December 31, 2015, respectively. We classified our cash equivalents of $43.1 million and $43.0 million as of March 31, 2016 and December 31, 2015 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements. We had $0.9 million of available-for-sale investments as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at March 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$869	$-	$-
Money market funds (included in cash and cash equivalents)	43,095
Total	$43,964	$-	$-

As of December 31, 2015, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$869	$-	$-
Money market funds (included in cash and cash equivalents)	43,027
Total	$43,896	$-	$-

D)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015

Net income	$635	$272

Weighted average common shares outstanding	22,993	22,866
Additional dilutive common stock equivalents	12	21
Diluted shares outstanding	23,005	22,887

Net income per share – basic	$0.03	$0.01
Net income per share – diluted	$0.03	$0.01

For the three month periods ended March 31, 2016 and 2015, options to purchase 64,034 and 54,034 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2016	2015

Cost of services	$-	$1
Research and development	1	2
Selling and marketing	-	-
General and administrative operations	7	18
Stock-based compensation expense	$8	$21

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

We granted shares of unrestricted stock in 2016 and 2015 that affected financial results for the three month periods ended March 31, 2016 and 2015. These grants are described below.

2016 Grant. On March 28, 2016, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2016 and December 31, 2016, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $558,000, of which $8,000 was charged to expense in the three months ended March 31, 2016 and we anticipate the remaining $550,000 will be charged to expense ratably over the remaining three quarters of 2016.

2015 Grant. In March 2015, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2015 and December 31, 2015. We expensed the entire $682,000 stock-based compensation expense related to this grant in 2015. We issued shares of common stock related to this grant as follows: i) 58,862 net shares of common stock were issued in early July 2015 after employees surrendered 17,138 shares for which we paid $69,000 of withholding taxes on their behalf; and ii) 57,151 net shares of common stock were issued in early January 2016 after employees surrendered 18,849 shares for which we paid $61,000 of withholding taxes on their behalf.

F)	Business Segments. We organize ourselves into a single segment that reports to the chief operating decision makers.

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015

United States	$3,740	$2,488
Brazil	304	726
Rest of world	790	909
	$4,834	$4,123

Revenue by product group for the three months ended March 31, 2016 and 2015 was (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Biometrics	$3,285	$3,849
Imaging	1,476	173
DSL royalties	73	101
	$4,834	$4,123

G)	Recent Accounting Pronouncements. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year, but to permit entities to choose to adopt the standard as of the original effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standard Update 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We elected to early adopt this standard effective January 1, 2016. While the adoption of the standard did not have a material impact on our consolidated balance sheets, it is worth noting that we reclassified $184,000 of deferred tax assets that were previously included in current assets on our December 31, 2015 consolidated balance sheet.

In March 2016, the FASB issued Accounting Standard Update 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of March 31, 2016.

H)	Income Taxes. Income tax expense was $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Income tax expense in the three month periods of 2016 and 2015 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments. Income tax expense in 2016 period was also reduced by research tax credits.

In the three month period ended March 31, 2016, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.4 million in the three month period ended March 31, 2016. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of March 31, 2016, we had a total of $0.9 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2015 of $5.5 million and $0.1 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.4 million equity adjustment to additional paid-in capital in the three month period ended March 31, 2016 was related to these deferred tax assets.

I)	Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification	March 31,
	2015	Decrease	Adjustments	2016

Unrealized losses on available for sale securities	$(137)	$31	$-	$(106)
Unrealized gains on available for sale securities	40	(35)	-	5
Net unrealized gains (losses) on available for sale securities	(97)	(4)	-	(101)
Income tax benefit (expense) on other comprehensive loss	33	1	-	34
Total accumulated other comprehensive loss, net of taxes	$(64)	$(3)	$-	$(67)

ITEM 2:

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information. However, we may not be able to predict future events accurately. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business.

Summary of Operations

We are primarily engaged in the development and sale of biometrics products and services. Our software products are used in government and commercial biometrics systems to identify or authenticate people. Principal government applications of biometrics systems include border control, visitor screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include: i) user authentication for login and access to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings, and iv) screening and background checks of prospective employees and customers. We sell our software and services globally through systems integrators and OEMs, and directly to end user customers. We also derive a portion of our revenue from the sale of imaging software licenses to OEMs and systems integrators that incorporate our software into medical imaging products and medical systems.

Summary of Financial Results

We use revenue and operating income to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating income for the three months ended March 31, 2016 were $4.8 million and $0.9 million, respectively. These results compared to revenue of $4.1 million and operating income of $0.4 million in the three months ended March 31, 2015. Higher revenue and operating income in the current quarter versus the year ago quarter were primarily due to revenue from an October 2015 imaging software sale that we are recognizing over a twelve month period that runs from October 2015 to October 2016.

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

Software license revenue increased 68% from $1.65 million in the three months ended March 31, 2015 to $2.78 million in the same three month period in 2016. As a percentage of total revenue, software license revenue increased from 40% in the first quarter of 2015 to 57% in the current year quarter. The $1.1 million dollar increase in software license revenue was primarily due to: i) a $1.3 million increase in imaging software license sales, which was partially offset by; ii) a $0.2 million decrease in biometrics software license sales. The reasons for the changes in imaging and biometrics software licenses were:

i)	Imaging software licenses – Imaging software license sales were $1.44 million in the first quarter of 2016 versus $160,000 in the year ago quarter. The increase was primarily due to a software license agreement we entered into in October 2015 with a systems integrator. The $4.5 million license fee from that arrangement is being recognized over a twelve-month period that runs from October 2015 to October 2016. We recognized $1.1 million from that agreement in the first quarter of 2016.

ii)	Biometrics software licenses – Biometrics software license sales were $1.3 million in the first quarter of 2016 versus $1.5 million in the year ago quarter. The decrease was primarily due to lower license revenue from commercial customers. In the year ago quarter, we recognized a significant amount of license revenue from Certibio Identidade Biometrica, a wholly-owned subsidiary of Certisign Certificadora Digital S.A. (“Certisign”) during the development phase of a project with it. With the development phase complete, Certisign began to roll out its biometrics-as-a-service offering earlier this year. Under our agreement, we will receive license fees based on Certisign’s revenue. Currently those fees are not as large as the fees we received during the development phase.

Software license revenue in the first quarter of 2016 also included software we sold to our U.S. Navy customer. The software we delivered included software from third party software vendors. We are unable to predict whether the Navy will purchase this software again in the future.

As described in the strategy section of our Form 10-K for the year ended December 31, 2015, our market strategy is to continue to focus on our legacy government biometrics markets and expand into new commercial biometrics markets. We are unable to predict future revenue from commercial markets as these are emerging markets.

Software maintenance. Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 11% from $1.2 million in the three months ended March 31, 2015 to $1.3 million in the same three month period in 2016. As a percentage of total revenue, software maintenance revenue decreased from 28% in the first quarter of 2015 to 27% in the current year quarter. The dollar increase in software maintenance revenue was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods.

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

Services decreased 66% from $1.2 million in the three months ended March 31, 2015 to $0.4 million in the same three month period in 2016. As a percentage of total revenue, services decreased from 30% in the first quarter of 2015 to 9% in the current year quarter. The dollar decrease in services was primarily due to lower revenue from: i) projects with two commercial customers; and ii) a project with the U.S. Marine Corps. These projects were substantially completed in 2015 and we were unable to replace lost revenue from these projects with new projects in the first quarter of 2016.

Our services backlog was minimal as of March 31, 2016, therefore services revenue in 2016 may decline compared to comparable periods in 2015 unless we are able to obtain new services projects.

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

Hardware revenue increased 100% from zero in the three months ended March 31, 2015 to $0.3 million in the same three month period in 2016. As a percentage of total revenue, hardware revenue increased from 0% in the first quarter of 2015 to 6% in the current year quarter. The dollar increase in hardware revenue was due to the delivery of an order in the first quarter of 2016 whereas we had no such orders in the year ago quarter.

We believe that future hardware orders from our government customer may be minimal as we believe it has completed the bulk of its purchasing. We had no hardware orders in backlog as of March 31, 2016. It is worth noting that our strategy does not include maintaining or growing biometrics hardware revenue. We agreed to provide hardware products as an accommodation to this important customer.

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

Royalties decreased 28% from $101,000 in the three months ended March 31, 2015 to $73,000 in the same three month period in 2016. As a percentage of total revenue, royalties were unchanged at approximately 2% in the three months ended March 31, 2015 and 2016. We do not consider DSL royalties to be a key element of our strategy and we expect that this revenue will continue to decline in future periods.

Cost of software licenses. Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to a U.S. government customer.

Cost of software licenses increased from zero in the three months ended March 31, 2015 to $0.2 million in the same three month period in 2016. Cost of software licenses as a percentage of software license sales was 9% in the current year quarter, which means that gross margins were 91% in the first quarter of 2016. The dollar increase in cost of software licenses was due to the delivery of software to the U.S. Navy that included third party software.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 61% from $0.5 million in the three months ended March 31, 2015 to $0.2 million in the same three month period in 2016. Cost of services as a percentage of services increased from 45% in the first quarter of 2015 to 51% in the current quarter, which means that gross margins on services decreased from 55% to 49%. The 61% decrease in cost of services in the first quarter of 2016 was mainly attributable to a 66% decrease in services revenue.

Cost of hardware. Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware increased from zero in the three months ended March 31, 2015 to $0.2 million in the same three month period in 2016. Cost of hardware as a percentage of hardware sales was 72% in the current year quarter, which means that product gross margins were 28%. The dollar increase in cost of hardware was due to the sale of $0.3 million of hardware products in the current year period compared to no hardware revenue in the prior year period.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended March 31,
	2016	2015

Research and development expense	$1,649	$1,435
Cost of services	213	547
Total engineering costs	$1,862	$1,982

Research and development expense increased 15% from $1.4 million in the three months ended March 31, 2015 to $1.6 million in the same three month period in 2016. As a percentage of total revenue, research and development expense decreased from 35% in the first quarter of 2015 to 34% in the current year quarter.

As the table immediately above indicates, total engineering costs in the first quarter of 2016 decreased by $120,000 compared to the same period last year. The spending decrease was primarily due to lower spending on outside contractors who worked on services projects for U.S. government customers. The increase in research and development expense was due to the shifting of engineering employees who were previously working on customer services projects to internal development projects.

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

Selling and marketing expense decreased 5% from $1.0 million in the three months ended March 31, 2015 to $0.9 million in the same three month period in 2016. As a percentage of total revenue, selling and marketing expense decreased from 24% in the first quarter of 2015 to 19% in the current year quarter. The dollar decrease in selling and marketing expense was primarily due to lower salaries, sales commissions and recruiting fees. Lower expenses from these items was partially offset by higher spending on sales agents.

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

General and administrative expense decreased 8% from $0.8 million in the three months ended March 31, 2015 to $0.7 million in the same three month period in 2016. As a percentage of total revenue, general and administrative expense decreased from 19% in the first quarter of 2015 to 15% in the current year quarter. The dollar decrease in general and administrative expense was primarily due to lower spending on legal fees.

Stock-based compensation expense included in general and administrative expense for the remaining three quarters of 2016 will increase over the first quarter of 2016 by approximately $140,000 per quarter. The increase is the result of an unrestricted stock award to directors and officers that the Compensation Committee authorized on March 28, 2016.

Other income. Other income decreased from $12,000 in the three months ended March 31, 2015 to zero in the current quarter. Other income in the prior year quarter represented a realized gain on one of our high yield bonds.

Interest income. Interest income increased 64% from $41,000 in three months ended March 31, 2015 to $67,000 in the same three month period in 2016. The dollar increase in interest income was primarily due to higher cash balances and slightly higher interest rates.

Income taxes. Income tax expense was $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Income tax expense in the three month periods of 2016 and 2015 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments. Income tax expense in 2016 period was also reduced by research tax credits.

In the three month period ended March 31, 2016, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.4 million in the three month period ended March 31, 2016. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of March 31, 2016, we had a total of $0.9 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2015 of $5.5 million and $0.1 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.4 million equity adjustment to additional paid-in capital in the three month period ended March 31, 2016 was related to these deferred tax assets.

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of $52.7 million, which represented an increase of $1.4 million from December 31, 2015. The increase in cash and cash equivalents was primarily due to the following factors:

Cash provided by operations was $1.1 million in the first quarter of 2016, which was after a reduction of $0.4 million for non-cash excess tax benefits from stock-based compensation that was included in accrued income taxes. Cash provided from operations was primarily the result of: i) net income; ii) the add back of non-cash items for depreciation, amortization and stock-based compensation; and iii) the reduction of accounts receivables through collections.

Cash used by investing activities of $5,000 consisted of purchases of property and equipment.

Cash provided by financing activities of $369,000 consisted of $430,000 of excess tax benefits from stock-based compensation less $61,000 of cash used to pay income taxes for employees who surrendered shares in connection with stock grants.

On April 26, 2016, we announced that our Board of Directors had approved a program authorizing the Company to purchase up to $10 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase our stock expires on December 31, 2017.

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

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at March 31, 2016 consisted of two elements:

1.	Cash and cash equivalents. As of March 31, 2016, our cash and cash equivalents of $52.7 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.	Investments. As of March 31, 2016, our investments of $0.9 million were invested in high yield bonds with two corporate debt issuers, which mature in 2017 and 2018. While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the one to two year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 1A:

Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 31.1	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2016 and March 31, 2015, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and March 31, 2015, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: April 27, 2016	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: April 27, 2016	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)