Form 10-Q
period 2016-06-30
AWARE INC /MA/
filed 2016-07-27
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended June 30, 2016

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

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 22, 2016:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,975,463 shares

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$52,256	$51,232
Accounts receivable, net	5,558	4,743
Prepaid expenses and other current assets	469	483
Total current assets	58,283	56,458

Property and equipment, net	4,816	4,977
Investments	858	869
Deferred tax assets	998	999
Other assets	206	316
Total assets	$65,161	$63,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,055	$234
Accrued expenses	991	952
Accrued income taxes	-	236
Deferred revenue	4,407	5,885
Total current liabilities	6,453	7,307

Long-term deferred revenue	211	131

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,916,561 as of June 30, 2016 and 22,935,988 as of December 31, 2015	229	229
Additional paid-in capital	103,226	102,968
Accumulated other comprehensive loss	(76)	(64)
Accumulated deficit	(44,882)	(46,952)
Total stockholders’ equity	58,497	56,181

Total liabilities and stockholders’ equity	$65,161	$63,619

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Software licenses	$5,347	$2,272	$8,121	$3,921
Software maintenance	1,181	1,278	2,462	2,431
Services	216	855	635	2,075
Hardware	31	-	317	-
Royalties	129	105	203	206
Total revenue	6,904	4,510	11,738	8,633

Costs and expenses:
Cost of software licenses	858	-	1,101	-
Cost of services	158	569	372	1,116
Cost of hardware	29	-	234	-
Research and development	1,802	1,439	3,451	2,874
Selling and marketing	1,111	1,064	2,031	2,036
General and administrative	872	961	1,595	1,746
Total costs and expenses	4,830	4,033	8,784	7,772

Operating income	2,074	477	2,954	861
Other income	-	-	-	12
Interest income	72	33	138	74
Income before provision for income taxes	2,146	510	3,092	947
Provision for income taxes	710	191	1,022	356
Net income	$1,436	$319	$2,070	$591

Net income per share – basic	$0.06	$0.01	$0.09	$0.03
Net income per share – diluted	$0.06	$0.01	$0.09	$0.03

Weighted-average shares – basic	22,964	22,867	22,978	22,866
Weighted-average shares - diluted	23,124	23,029	23,064	22,958

Comprehensive income:
Net income	$1,436	$319	$2,070	$591
Other comprehensive income (net of tax):
Unrealized losses on available for sale securities	(9)	(48)	(12)	(40)
Comprehensive income	$1,427	$271	$2,058	$551

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,070	$591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	324	309
Stock-based compensation	190	242
Deferred tax provision on other comprehensive income	6	21
Gain on sale of investments	-	(12)
Amortization of discount on investments	(6)	(5)
Changes in assets and liabilities:
Accounts receivable	(815)	(1,202)
Prepaid expenses and other current assets	14	(692)
Deferred tax assets	1	46
Accounts payable	821	(111)
Accrued expenses	39	118
Accrued income taxes	(236)	-
Deferred revenue	(1,398)	593
Net cash provided by (used in) operating activities	1,010	(102)

Cash flows from investing activities:
Purchases of property and equipment	(54)	(68)
Sales of investments	-	529
Purchase of other assets	-	(320)
Net cash provided by (used in) investing activities	(54)	141

Cash flows from financing activities:
Proceeds from issuance of common stock	21	22
Excess tax benefits from stock-based compensation	457	554
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(61)	(87)
Repurchase of common stock	(349)	-
Net cash provided by financing activities	68	489

Increase in cash and cash equivalents	1,024	528
Cash and cash equivalents, beginning of period	51,232	43,985

Cash and cash equivalents, end of period	$52,256	$44,513

Supplemental disclosure:
Cash paid for income taxes	$833	$346

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

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2016, and of operations and cash flows for the interim periods ended June 30, 2016 and 2015.

The results of operations for the interim period ended June 30, 2016 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $52.3 million and $51.2 million as of June 30, 2016 and December 31, 2015, respectively. We classified our cash equivalents of $43.3 million and $43.0 million as of June 30, 2016 and December 31, 2015 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements. We had $0.9 million of available-for-sale investments as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at June 30, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$858	$-	$-
Money market funds (included in cash and cash equivalents)	43,309
Total	$44,167	$-	$-

As of December 31, 2015, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$869	$-	$-
Money market funds (included in cash and cash equivalents)	43,027
Total	$43,896	$-	$-

D)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$1,436	$319	$2,070	$591

Shares outstanding:
Weighted-average common shares outstanding	22,964	22,867	22,978	22,866
Additional dilutive common stock equivalents	160	162	86	92
Diluted shares outstanding	23,124	23,029	23,064	22,958

Net income per share – basic	$0.06	$0.01	$0.09	$0.03
Net income per share - diluted	$0.06	$0.01	$0.09	$0.03

For the three month periods ended June 30, 2016 and 2015, options to purchase 54,034 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

For the six month periods ended June 30, 2016 and 2015, options to purchase 54,034 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Cost of services	$3	$12	$3	$13
Research and development	28	26	30	27
Selling and marketing	4	4	4	5
General and administrative	147	179	153	197
Stock-based compensation expense	$182	$221	$190	$242

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

We granted shares of unrestricted stock in 2016 and 2015 that affected financial results for the three and six month periods ended June 30, 2016 and 2015. These grants are described below.

2016 Grant. On March 28, 2016, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2016 and December 31, 2016, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $558,000, of which $182,000 and $190,000 was charged to expense in the three and six months ended June 30, 2016, respectively. We anticipate the remaining $368,000 will be charged to expense ratably over the remaining two quarters of 2016.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

United States	$6,180	$2,526	$9,920	$5,014
Brazil	297	928	601	1,654
Rest of World	427	1,056	1,217	1,965
	$6,904	$4,510	$11,738	$8,633

Revenue by product group for the three and six months ended June 30, 2016 and 2015 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Biometrics	$5,443	$3,883	$8,727	$7,731
Imaging	1,332	522	2,808	696
DSL royalties	129	105	203	206
	$6,904	$4,510	$11,738	$8,633

G)	Recent Accounting Pronouncements. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year, but to permit entities to choose to adopt the standard as of the original effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of June 30, 2016.

H)	Income Taxes. Income tax expense was $0.7 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively. Income tax expense was $1.0 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. Income tax expense in the three and six month periods of 2016 and 2015 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments. Income tax expense in the 2016 periods was also reduced by research tax credits.

In the six month periods ended June 30, 2016 and 2015, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.5 million and $0.6 million in the six month periods ended June 30, 2016 and 2015, respectively. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of June 30, 2016, we had a total of $1.0 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2015 of $5.5 million and $0.1 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.5 million and $0.6 million equity adjustment to additional paid-in capital in the six month periods ended June 30, 2016 and 2015 were related to these deferred tax assets.

I)	Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification	June30,
	2015	Decrease	Adjustments	2016

Unrealized losses on available for sale securities	$(137)	$7	$-	$(130)
Unrealized gains on available for sale securities	40	(25)	-	15
Net unrealized gains (losses) on available for sale securities	(97)	(18)	-	(115)
Income tax benefit (expense) on other comprehensive loss	33	6	-	39
Total accumulated other comprehensive loss, net of taxes	$(64)	$(12)	$-	$(76)

J)	Share Repurchase Program. On April 26, 2016, we announced that our Board of Directors had approved a program authorizing the Company to purchase up to $10 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase our stock expires on December 31, 2017. We repurchased 81,980 shares of common stock under this program for a total cost of $349,000 during the three months ended June 30, 2016.

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

Revenue and operating income for the three months ended June 30, 2016 were $6.9 million and $2.1 million, respectively. These results compared to revenue of $4.5 million and operating income of $0.5 million in the three months ended June 30, 2015.

Revenue and operating income for the six months ended June 30, 2016 were $11.7 million and $3.0 million, respectively. These results compared to revenue of $8.6 million and operating income of $0.9 million in the six months ended June 30, 2015.

For the three and six month periods ended June 30, 2016, higher revenue and operating income were primarily due to: i) a $3.2 million sale of software licenses to the U.S. Marine Corps (“USMC”) that we recorded in the second quarter of 2016; and ii) a $4.5 million imaging software sale that occurred in the fourth quarter of 2015 that we are recognizing over the twelve month period that began in October 2015 and ends in October 2016.

These and all other financial results are discussed in more detail in the results of operations section that follows.

Results of Operations

Software licenses. Software licenses consist of revenue from the sale of biometrics and imaging software products. Software licenses sold to the U.S. Navy (“the Navy”) and USMC may also include third party software bundled with Aware software. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue increased 135% from $2.27 million in the three months ended June 30, 2015 to $5.35 million in the same three month period in 2016. As a percentage of total revenue, software license revenue increased from 50% in the second quarter of 2015 to 77% in the current year quarter. The $3.1 million dollar increase in software license revenue was primarily due to: i) a $2.3 million increase in biometrics software license sales; and ii) a $0.8 million increase in imaging software license sales. The reasons for the increases in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $4.1 million in the second quarter of 2016 versus $1.8 million in the same quarter last year. The increase was primarily due to a $3.2 million license sale to the USMC, which was partially offset by lower license revenue from: i) Certisign Certificadora Digital S.A. (“Certisign”), our Brazilian commercial customer that is rolling out a biometric service offering; and ii) non-U.S. government customers.

Software license revenue from the USMC was sold in conjunction with, and as a consequence of, a multi-year software development project with this customer. The software we delivered included software from third party software vendors. We believe this customer may purchase additional software licenses in the future, but we are unable to predict the size and timing of such purchases.

Software license revenue from Certisign and other commercial customers fell short of our expectations. The Certisign service rollout continues, but has not resulted in meaningful revenue to date. License revenue from commercial markets has been slow to develop thus far in 2016.

ii)	Imaging software licenses – Imaging software license sales were $1.3 million in the second quarter of 2016 versus $0.5 million in the same quarter last year. The increase was primarily due to a software license agreement we entered into in October 2015 with a systems integrator. The $4.5 million license fee from that arrangement is being recognized over a twelve-month period that runs from October 2015 to October 2016. We recognized $1.1 million from that agreement in the second quarter of 2016. Revenue from this agreement was partially offset by lower license revenue from other imaging software customers.

Software license revenue increased 107% from $3.9 million in the six months ended June 30, 2015 to $8.1 million in the same six month period in 2016. As a percentage of total revenue, software license revenue increased from 45% in the first six months of 2015 to 69% in the corresponding period of 2016. The $4.2 million dollar increase in software license revenue was primarily due to: i) a $2.2 million increase in biometrics software license sales; and ii) a $2.0 million increase in imaging software license sales. The reasons for the increases in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $5.4 million in the six months ended June 30, 2016 versus $3.2 million in the corresponding period a year ago. The increase was primarily due to software license sales to the Navy in the first quarter of 2016 and the USMC in the second quarter of 2016. Revenue increases from these customers was partially offset by lower license revenue from commercial customers and non-U.S. government customers.

ii)	Imaging software licenses – Imaging software license sales were $2.7 million in the six months ended June 30, 2016 versus $0.7 million in the corresponding period a year ago. The increase was primarily due to the aforementioned software license agreement we entered into in October 2015 with a systems integrator.

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

Software maintenance revenue decreased 8% from $1.3 million in the three months ended June 30, 2015 to $1.2 million in the same three month period in 2016. As a percentage of total revenue, software maintenance revenue decreased from 28% in the second quarter of 2015 to 17% in the current year quarter. The $0.1 million decrease is primarily due to a decline in software maintenance on Navy hardware units.

Software maintenance revenue increased 1% from $2.4 million in the six months ended June 30, 2015 to $2.5 million in the same six month period in 2016. As a percentage of total revenue, software maintenance revenue decreased from 28% in the first six months of 2015 to 21% in the corresponding period of 2016. The dollar increase in software maintenance revenue was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods. However, the increase in year-to-date software maintenance revenue was partially offset by a decline in software maintenance on Navy hardware units.

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

Services decreased 75% from $0.9 million in the three months ended June 30, 2015 to $0.2 million in the same three month period in 2016. As a percentage of total revenue, services decreased from 19% in the second quarter of 2015 to 3% in the current year quarter.

Services decreased 69% from $2.1 million in the six months ended June 30, 2015 to $0.6 million in the same six month period in 2016. As a percentage of total revenue, services decreased from 24% in the first six months of 2015 to 5% in the corresponding period of 2016.

For the three and six month periods ended June 30, 2016, the dollar decrease in services was primarily due to lower revenue from: i) projects with two commercial customers; and ii) a project with the USMC. These projects were substantially completed in 2015 and we were unable to replace lost revenue from these projects with new projects in the first half of 2016.

Our services backlog was minimal as of June 30, 2016, therefore services revenue in future periods of 2016 may decline compared to comparable periods in 2015 unless we are able to obtain new services projects.

Hardware. Hardware revenue consists of sales of biometrics equipment to the Navy for whom we developed biometrics software. Hardware products sold to this customer integrate hardware purchased from third parties with software from other third parties as well as software from Aware. We evaluated the classification of gross versus net revenue recognition and determined gross recognition was appropriate.

Hardware sales increased 100% from zero in the three months ended June 30, 2015 to $31,000 in the same three month period in 2016. As a percentage of total revenue, hardware sales increased from 0% in the second quarter of 2015 to less than 1% in the current year quarter.

Hardware sales increased 100% from zero in the six months ended June 30, 2015 to $317,000 in the same six month period in 2016. As a percentage of total revenue, hardware sales increased from 0% in the first six months of 2015 to 3% in the corresponding period of 2016.

For the three and six month periods ended June 30, 2016, the dollar increase in hardware sales was due to minor replacement part deliveries we made to the Navy in the first half of 2016.

We believe that future hardware orders from the Navy may be minimal as we believe it has completed the bulk of its purchasing. We had no hardware orders in backlog as of June 30, 2016. It is worth noting that our strategy does not include maintaining or growing biometrics hardware revenue. We agreed to provide hardware products as an accommodation to this important customer.

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

Royalties increased 23% from $105,000 in the three months ended June 30, 2015 to $129,000 in the same three month period in 2016. As a percentage of total revenue, royalties were unchanged at 2% in the second quarters of 2015 and 2016.

Royalties decreased 2% from $206,000 in the six months ended June 30, 2015 to $203,000 in the same six month period in 2016. As a percentage of total revenue, royalties were unchanged at 2% in the six month periods ended June 30, 2015 and 2016.

We do not consider DSL royalties to be a key element of our strategy. Notwithstanding the increase in royalties in the second quarter of 2016, royalties have been declining over the past few years and we expect this revenue to decline in future periods.

Cost of software licenses. Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the Navy and USMC.

Cost of software licenses increased 100% from zero in the three months ended June 30, 2015 to $0.9 million in the same three month period in 2016. Cost of software licenses as a percentage of software license sales was 16% in the current year quarter, which means that gross margins were 84% in the second quarter of 2016. For the three month period ended June 30, 2016, the dollar increase in cost of software licenses was due to the delivery of software to the USMC that included third party software.

Cost of software licenses increased 100% from zero in the six months ended June 30, 2015 to $1.1 million in the same six month period in 2016. Cost of software licenses as a percentage of software license sales was 14% in the first six months of 2016, which means that gross margins were 86% in that period. For the six month period ended June 30, 2016, the dollar increase in cost of software licenses was due to the delivery of software to the Navy and USMC that included third party software.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 72% from $569,000 in the three months ended June 30, 2015 to $158,000 in the same three month period in 2016. Cost of services as a percentage of services increased from 67% in the second quarter of 2015 to 73% in the current quarter, which means that gross margins on services decreased from 33% to 27%. The 72% decrease in cost of services in the second quarter of 2016 was mainly attributable to a 75% decrease in services revenue.

Cost of services decreased 67% from $1.1 million in the six months ended June 30, 2015 to $0.4 million in the same six month period in 2016. Cost of services as a percentage of services increased from 54% in the first six months of 2015 to 58% in the corresponding period in 2016, which means that gross margins on services decreased from 46% to 42%. The 67% decrease in cost of services in the first six months of 2016 was mainly attributable to a 69% decrease in services revenue.

Cost of hardware. Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales increased 100% from zero in the three months ended June 30, 2015 to $29,000 in the same three month period in 2016. Cost of hardware as a percentage of hardware sales was 94% in the current year quarter, which means that product gross margins were 6%.

Cost of hardware sales increased 100% from zero in the six months ended June 30, 2015 to $234,000 in the same six month period in 2016. Cost of hardware as a percentage of hardware sales was 74% in the first six months of 2016, which means that product gross margins were 26%.

For the three and six month periods ended June 30, 2016, the dollar increase in cost of hardware was due to the delivery of replacement parts to the Navy in 2016, whereas we had no hardware shipments in the corresponding periods of 2015.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Research and development expense	$1,802	$1,439	$3,451	$2,874
Cost of services	158	569	372	1,116
Total engineering costs	$1,960	$2,008	$3,823	$3,990

Research and development expense increased 25% from $1.4 million in the three months ended June 30, 2015 to $1.8 million in the same three month period in 2016. As a percentage of total revenue, research and development expense decreased from 32% in the second quarter of 2015 to 26% in the corresponding period of 2016.

Research and development expense increased 20% from $2.9 million in the six months ended June 30, 2015 to $3.5 million in the same six month period in 2016. As a percentage of total revenue, research and development expense decreased from 33% in the first six months of 2015 to 29% in the corresponding period of 2016.

For the three and six month periods ended June 30, 2016, the increase in research and development expense was primarily due to a shifting of engineering employees who were previously working on customer projects to internal development projects.

As the table immediately above indicates, total engineering costs in the three month period ended June 30, 2016 were $48,000 lower than the corresponding period in 2015. Total engineering costs in the six month period ended June 30, 2016 were $167,000 lower than the corresponding period in 2015. For the three and six month periods ended June 30, 2016, the decrease in total engineering expenses was primarily due to lower spending on outside contractors who worked on services projects for the Navy and USMC.

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

Sales and marketing expense increased 4% from $1.06 million in the three months ended June 30, 2015 to $1.1 million in the same three month period of 2016. As a percentage of total revenue, sales and marketing expense decreased from 24% in the second quarter of 2015 to 16% in the corresponding period of 2016. The minor increase in sales and marketing expense in the second quarter of 2016 was primarily due to higher spending on sales agents.

Sales and marketing expense was unchanged at $2.0 million in the six month periods ended June 30, 2015 and 2016. As a percentage of total revenue, sales and marketing expense decreased from 24% in the first six months of 2015 to 17% in the corresponding period of 2016. Unchanged sales and marketing expense in the first six months of 2016 primarily reflects higher spending on sales agents that was totally offset by lower spending on sales commissions and other minor items.

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

General and administrative expense decreased 9% from $1.0 million in the three months ended June 30, 2015 to $0.9 million in the same three month period in 2016. As a percentage of total revenue, general and administrative expense decreased from 21% in the second quarter of 2015 to 13% in the current year quarter.

General and administrative expense decreased 9% from $1.75 million in the six months ended June 30, 2015 to $1.6 million in the same six month period in 2016. As a percentage of total revenue, general and administrative expense decreased from 20% in the first six months of 2015 to 14% in the corresponding period in 2016.

For the three and six month periods ended June 30, 2016, the decrease in general and administrative expense was primarily due to lower stock-based compensation and lower legal fees related to corporate matters and patents.

Other income. There was no other income in the three month periods ended June 30, 2016 and 2015. Other income decreased from $12,000 in the six months ended June 30, 2015 to zero in the current year six month period. Other income in the prior year six month period represented a realized gain from the sale of one of our high yield bonds.

Interest income. Interest income increased 118% from $33,000 in three months ended June 30, 2015 to $72,000 in the same three month period in 2016.

Interest income increased 88% from $74,000 in the six months ended June 30, 2015 to $138,000 in the same six month period in 2016.

For the three and six month periods, the dollar increase in interest income was primarily due to higher cash balances and slightly higher interest rates.

Income taxes. Income tax expense was $0.7 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively. Income tax expense was $1.0 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. Income tax expense in the three and six month periods of 2016 and 2015 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments. Income tax expense in the 2016 periods was also reduced by research tax credits.

In the six month periods ended June 30, 2016 and 2015, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.5 million and $0.6 million in the six month periods ended June 30, 2016 and 2015, respectively. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of June 30, 2016, we had a total of $1.0 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2015 of $5.5 million and $0.1 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.5 million and $0.6 million equity adjustment to additional paid-in capital in the six month periods ended June 30, 2016 and 2015 were related to these deferred tax assets.

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of $52.3 million, which represented an increase of $1.0 million from December 31, 2015. The increase in cash and cash equivalents was primarily due to the following factors:

Cash provided by operations was $1.0 million in the first six months of 2016, which excluded a $457,000 tax benefit related to excess tax benefits from stock-based compensation that was included in cash from financing activity. Cash provided from operations was primarily the result of: i) net income; and ii) the add back of non-cash items for depreciation, amortization and stock-based compensation. Cash from these sources was partially offset by the usage of cash for working capital purposes.

Cash used by investing activities of $54,000 consisted of purchases of property and equipment.

Cash provided by financing activities of $68,000 consisted of $457,000 of excess tax benefits from stock-based compensation and $21,000 of cash received from the issuance of stock under our ESPP program. Cash from these sources was partially offset by: i) $349,000 of cash used to buy back stock under our stock repurchase program; and ii) $61,000 of cash used to pay income taxes for employees who surrendered shares in connection with stock grants.

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

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at June 30, 2016 consisted of two elements:

1.	Cash and cash equivalents. As of June 30, 2016, our cash and cash equivalents of $52.3 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.	Investments. As of June 30, 2016, our investments of $0.9 million were invested in high yield bonds with two corporate debt issuers, which mature in 2017 and 2018. While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the one to two year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

April 2016	-	-	-	-
May 2016	49,188	$4.22	49,188	-
June 2016	32,792	$4.32	32,792	$9,650,647

(1) On April 26, 2016, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2017. During the three months ended June 30, 2016, we purchased 81,980 shares under this plan at an aggregate purchase price of $349,353.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 31.1	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2016 and June 30, 2015, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and June 30, 2015, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: July 27, 2016	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: July 27, 2016	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)

