Form 10-Q
period 2016-09-30
AWARE INC /MA/
filed 2016-10-27
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended September 30, 2016

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

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of October 21, 2016:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	22,630,021 shares

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$52,266	$51,232
Accounts receivable, net	4,250	4,743
Prepaid expenses and other current assets	398	483
Total current assets	56,914	56,458

Property and equipment, net	4,736	4,977
Investments	916	869
Deferred tax assets	1,012	999
Other assets	151	316
Total assets	$63,729	$63,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$197	$234
Accrued expenses	1,069	952
Accrued income taxes	215	236
Deferred revenue	3,361	5,885
Total current liabilities	4,842	7,307

Long-term deferred revenue	242	131

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 22,630,021 as of September 30, 2016 and 22,935,988 as of December 31, 2015	226	229
Additional paid-in capital	101,768	102,968
Accumulated other comprehensive loss	(40)	(64)
Accumulated deficit	(43,309)	(46,952)
Total stockholders’ equity	58,645	56,181

Total liabilities and stockholders’ equity	$63,729	$63,619

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Software licenses	$4,136	$2,076	$12,257	$5,997
Software maintenance	1,288	1,220	3,750	3,651
Services	426	652	1,061	2,727
Hardware	-	-	317	-
Royalties	49	93	252	299
Total revenue	5,899	4,041	17,637	12,674

Costs and expenses:
Cost of software licenses	-	-	1,101	-
Cost of services	146	416	517	1,532
Cost of hardware	-	-	234	-
Research and development	1,752	1,489	5,204	4,364
Selling and marketing	1,069	849	3,100	2,885
General and administrative	857	858	2,452	2,604
Total costs and expenses	3,824	3,612	12,608	11,385

Patent related income	238	-	238	-

Operating income	2,313	429	5,267	1,289
Other income	-	-	-	12
Interest income	76	35	215	109
Income before provision for income taxes	2,389	464	5,482	1,410
Provision for (benefit from) income taxes	816	(1,733)	1,839	(1,378)
Net income	$1,573	$2,197	$3,643	$2,788

Net income per share – basic	$0.07	$0.10	$0.16	$0.12
Net income per share – diluted	$0.07	$0.10	$0.16	$0.12

Weighted-average shares – basic	22,847	22,930	22,934	22,888
Weighted-average shares - diluted	22,939	23,011	22,996	22,949

Comprehensive income:
Net income	$1,573	$2,197	$3,643	$2,788
Other comprehensive income (net of tax):
Unrealized gains (losses) on available for sale securities	37	(1)	24	(41)
Comprehensive income	$1,610	$2,196	$3,667	$2,747

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,643	$2,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	488	474
Stock-based compensation	374	466
Reversal of reserve for uncertain tax positions	-	(1,913)
Deferred tax provision on other comprehensive income	(13)	21
Gain on sale of investments	-	(12)
Amortization of discount on investments	(9)	(8)
Changes in assets and liabilities:
Accounts receivable	493	1,210
Inventories	-	(614)
Prepaid expenses and other current assets	85	(440)
Deferred tax assets	(13)	54
Accounts payable	(37)	39
Accrued expenses	117	(56)
Accrued income taxes	(21)	-
Deferred revenue	(2,413)	56
Net cash provided by operating activities	2,694	2,065

Cash flows from investing activities:
Purchases of property and equipment	(82)	(117)
Sales of investments	-	529
Purchase of other assets	-	(320)
Net cash provided by (used in) investing activities	(82)	92

Cash flows from financing activities:
Proceeds from issuance of common stock	21	22
Excess tax benefits from stock-based compensation	700	413
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(136)	(156)
Repurchase of common stock	(2,163)	-
Net cash provided by (used in) financing activities	(1,578)	279

Increase in cash and cash equivalents	1,034	2,436
Cash and cash equivalents, beginning of period	51,232	43,985

Cash and cash equivalents, end of period	$52,266	$46,421

Supplemental disclosure:
Cash paid for income taxes	$1,024	$356

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

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2016, and of operations and cash flows for the interim periods ended September 30, 2016 and 2015.

The results of operations for the interim period ended September 30, 2016 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $52.3 million and $51.2 million as of September 30, 2016 and December 31, 2015, respectively. We classified our cash equivalents of $49.3 million and $43.0 million as of September 30, 2016 and December 31, 2015 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements. We had $0.9 million of available-for-sale investments as of September 30, 2016 and December 31, 2015.

As of September 30, 2016, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at September 30, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$916	$-	$-
Money market funds (included in cash and cash equivalents)	49,274
Total	$50,190	$-	$-

As of December 31, 2015, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$869	$-	$-
Money market funds (included in cash and cash equivalents)	43,027
Total	$43,896	$-	$-

D)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$1,573	$2,197	$3,643	$2,788

Shares outstanding:
Weighted-average common shares outstanding	22,847	22,930	22,934	22,888
Additional dilutive common stock equivalents	92	81	62	61
Diluted shares outstanding	22,939	23,011	22,996	22,949

Net income per share – basic	$0.07	$0.10	$0.16	$0.12
Net income per share - diluted	$0.07	$0.10	$0.16	$0.12

For the three month periods ended September 30, 2016 and 2015, options to purchase 20,834 and 64,034 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

For the nine month periods ended September 30, 2016 and 2015, options to purchase 54,034 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cost of services	$2	$9	$5	$23
Research and development	29	29	59	56
Selling and marketing	4	4	7	9
General and administrative	149	181	303	378
Stock-based compensation expense	$184	$223	$374	$466

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

We granted shares of unrestricted stock in 2016 and 2015 that affected financial results for the three and nine month periods ended September 30, 2016 and 2015. These grants are described below.

2016 Grant. On March 28, 2016, we granted 152,000 shares of unrestricted stock to directors, officers and employees. Half of those shares were issued on July 1, 2016 and the remaining 76,000 shares will be issued December 31, 2016, provided each grantee is serving as a director, officer or employee on that date. The total stock-based compensation expense related to this grant was $558,000, of which $184,000 and $374,000 was charged to expense in the three and nine months ended September 30, 2016, respectively. We anticipate the remaining $184,000 will be charged to expense in the fourth quarter of 2016.

The shares we issued on July 1, 2016 for the first installment of the 2016 grant included 58,902 net shares of common stock after employees surrendered 17,098 shares for which we paid $74,000 of withholding taxes on their behalf.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

United States	$4,929	$2,579	$14,849	$7,594
Brazil	441	157	1,042	1,810
Rest of World	529	1,305	1,746	3,270
	$5,899	$4,041	$17,637	$12,674

Revenue by product group for the three and nine months ended September 30, 2016 and 2015 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Biometrics	$4,514	$3,575	$13,241	$11,306
Imaging	1,336	373	4,144	1,069
DSL royalties	49	93	252	299
	$5,899	$4,041	$17,637	$12,674

G)	Recent Accounting Pronouncements.

FASB ASU No. 2014-09. In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year, but to permit entities to choose to adopt the standard as of the original effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

FASB ASU No. 2015-17. In November 2015, the FASB issued Accounting Standard Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We elected to early adopt this standard effective January 1, 2016. While the adoption of the standard did not have a material impact on our consolidated balance sheets, it is worth noting that we reclassified $184,000 of deferred tax assets that were previously included in current assets on our December 31, 2015 consolidated balance sheet.

FASB ASU No. 2016-09. In March 2016, the FASB issued Accounting Standard Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

FASB ASU No. 2016-13. In June 2016, the FASB issued Accounting Standard Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This new standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, entities will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted in fiscal years beginning after December 15, 2018. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of September 30, 2016.

H)	Income Taxes. Income tax expense was $0.8 million and $1.8 million for the three and nine months ended September 30, 2016, respectively. Income tax expense in the three and nine month periods of 2016 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

We recorded income tax benefits in the three and nine month periods ended September 30, 2015 of $1.7 million and $1.4 million, respectively. Income tax benefits in the three and nine month periods of 2015 were the result of a $1.9 million tax benefit from the reversal of a reserve for uncertain tax positions, which was partially offset by taxes on pre-tax income based on the U.S. statutory rate of 34%, increased by state income taxes. The tax benefit from the reversal of a reserve for uncertain tax positions last year resulted from the completion of an Internal Revenue Service examination in the third quarter of 2015.

In the nine month periods ended September 30, 2016 and 2015, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.7 million and $0.4 million in the nine month periods ended September 30, 2016 and 2015, respectively. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of September 30, 2016, we had a total of $1.0 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2015 of $5.5 million and $0.1 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.7 million and $0.4 million equity adjustment to additional paid-in capital in the nine month periods ended September 30, 2016 and 2015 were related to these deferred tax assets.

I)	Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification	September 30,
	2015	Decrease	Adjustments	2016

Unrealized losses on available for sale securities	$(137)	$58	$-	$(79)
Unrealized gains on available for sale securities	40	(21)	-	19
Net unrealized gains (losses) on available for sale securities	(97)	37	-	(60)
Income tax benefit (expense) on other comprehensive loss	33	(13)	-	20
Total accumulated other comprehensive loss, net of taxes	$(64)	$24	$-	$(40)

J)	Share Repurchase Program. On April 26, 2016, we announced that our Board of Directors had approved a program authorizing the Company to purchase up to $10 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase our stock expires on December 31, 2017.

We repurchased 345,442 shares of common stock under this program for a total cost of $1.8 million during the three months ended September 30, 2016. Since the program commenced in April 2016, we have repurchased 427,422 shares for a total cost of $2.2 million.

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

Revenue and operating income for the three months ended September 30, 2016 were $5.9 million and $2.3 million, respectively. These results compared to revenue of $4.0 million and operating income of $0.4 million in the three months ended September 30, 2015. The increases in revenue and operating income in the current three month period were primarily due to:

i)	a $2.0 million sale of software licenses to a systems integrator for a U.S. government end user;
ii)	a $4.5 million imaging software sale that occurred in the fourth quarter of 2015 that we are recognizing over the twelve month period that began in October 2015 and ends in October 2016. This revenue arrangement contributed $1.1 million of revenue in the current year quarter; and
iii)	income from a patent arrangement of $238,000 that is included in operating income, but is not a component of revenue.

Revenue and operating income for the nine months ended September 30, 2016 were $17.6 million and $5.3 million, respectively. These results compared to revenue of $12.7 million and operating income of $1.3 million in the nine months ended September 30, 2015. The increases in revenue and operating income in the current nine month period were primarily due to:

i)	a $2.0 million sale of software licenses to a systems integrator for a U.S. government end user in the third quarter of 2016;
ii)	a $3.2 million sale of software licenses to the U.S. Marine Corps (“USMC”) in the second quarter of 2016;
iii)	a significant sale of software licenses to the U.S. Navy (“the Navy”) in the first quarter of 2016;
iv)	the aforementioned 2015 imaging software sale which contributed $3.4 million to revenue in the first nine months of 2016; and
v)	the aforementioned income from a patent arrangement of $238,000.

These and all other financial results are discussed in more detail in the results of operations section that follows.

Results of Operations

Software licenses. Software licenses consist of revenue from the sale of biometrics and imaging software products. Software licenses sold to the Navy and USMC may also include third party software bundled with Aware software. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue increased 99% from $2.1 million in the three months ended September 30, 2015 to $4.1 million in the same three month period in 2016. As a percentage of total revenue, software license revenue increased from 51% in the third quarter of 2015 to 70% in the current year quarter. The $2.0 million increase in software license revenue was primarily due to: i) a $1.1 million increase in biometrics software license sales; and ii) a $0.9 million increase in imaging software license sales. The reasons for the increases in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $2.8 million in the third quarter of 2016 versus $1.7 million in the same quarter last year. The increase was primarily due to a $2.0 million license sale to a systems integrator for a U.S government end user customer, which was partially offset by lower license revenue from other biometrics customers.

Software license revenue from Certificadora Digital S.A. (“Certisign”) and other commercial customers fell short of our expectations. The Certisign service rollout continues, but has not resulted in meaningful revenue to date. License revenue from this arrangement specifically and commercial markets generally has been slow to develop in 2016.

ii)	Imaging software licenses – Imaging software license sales were $1.3 million in the third quarter of 2016 versus $0.4 million in the same quarter last year. The increase was primarily due to a software license agreement we entered into in October 2015 with a systems integrator. The $4.5 million license fee from that arrangement is being recognized over a twelve-month period that runs from October 2015 to October 2016. We recognized $1.1 million from that sale in the third quarter of 2016. Revenue from this sale was partially offset by lower license revenue from other imaging software customers.

As of September 30, 2016, there was $247,000 of deferred revenue remaining on the October 2015 imaging license sale. We intend to recognize this amount in the fourth quarter of 2016. That means that license revenue from imaging software sales is likely to be approximately $0.9 million lower in the fourth quarter of 2016 as compared to the first three quarters of 2016.

Software license revenue increased 104% from $6.0 million in the nine months ended September 30, 2015 to $12.3 million in the same nine month period in 2016. As a percentage of total revenue, software license revenue increased from 47% in the first nine months of 2015 to 69% in the corresponding period of 2016. The $6.3 million increase in software license revenue was primarily due to: i) a $3.3 million increase in biometrics software license sales; and ii) a $3.0 million increase in imaging software license sales. The reasons for the increases in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $8.2 million in the nine months ended September 30, 2016 versus $5.0 million in the corresponding period a year ago. The increase was primarily due to significant software license sales to: i) the Navy in the first quarter of 2016, ii) the USMC in the second quarter of 2016; and iii) a systems integrator/U.S. government end user in the third quarter of 2016. Revenue increases from these customers were partially offset by lower license revenue from commercial customers and non-U.S. government customers.

ii)	Imaging software licenses – Imaging software license sales were $4.0 million in the nine months ended September 30, 2016 versus $1.0 million in the corresponding period a year ago. The increase was primarily due to the aforementioned October 2015 imaging software license sale. We recognized $3.4 million from that sale in the nine months ended September 30, 2016.

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

Software maintenance revenue increased 6% from $1.2 million in the three months ended September 30, 2015 to $1.3 million in the same three month period in 2016. As a percentage of total revenue, software maintenance revenue decreased from 30% in the third quarter of 2015 to 22% in the current year quarter.

Software maintenance revenue increased 3% from $3.65 million in the nine months ended September 30, 2015 to $3.75 million in the same nine month period in 2016. As a percentage of total revenue, software maintenance revenue decreased from 29% in the first nine months of 2015 to 21% in the corresponding period of 2016.

For the three and nine month periods ended September 30, 2016, the dollar increase in software maintenance revenue was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods. Higher software maintenance revenue from renewals and new license sales was partially offset by a decline in software maintenance on Navy hardware units.

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

Services decreased 35% from $0.7 million in the three months ended September 30, 2015 to $0.4 million in the same three month period in 2016. As a percentage of total revenue, services decreased from 16% in the third quarter of 2015 to 7% in the current year quarter.

Services decreased 61% from $2.7 million in the nine months ended September 30, 2015 to $1.1 million in the same nine month period in 2016. As a percentage of total revenue, services decreased from 22% in the first nine months of 2015 to 6% in the corresponding period of 2016.

For the three and nine month periods ended September 30, 2016, the dollar decrease in services was primarily due to lower revenue from: i) projects with two commercial customers; and ii) a project with the USMC. These projects were substantially completed in 2015 and we have been unable to replace lost revenue from these projects with new projects.

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

There were no hardware sales in the three months ended September 30, 2015 and 2016.

Hardware sales increased 100% from zero in the nine months ended September 30, 2015 to $317,000 in the same nine month period in 2016. As a percentage of total revenue, hardware sales increased from 0% in the first nine months of 2015 to 2% in the corresponding period of 2016. For the nine month period ended September 30, 2016, the dollar increase in hardware sales was due to minor replacement part deliveries we made to the Navy earlier this year.

We believe that future hardware orders from the Navy may be minimal as we believe it has completed the bulk of its purchasing. We had no hardware orders in backlog as September 30, 2016. It is worth noting that our strategy does not include maintaining or growing biometrics hardware revenue. We agreed to provide hardware products as an accommodation to this important customer.

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

Royalties decreased 47% from $93,000 in the three months ended September 30, 2015 to $49,000 in the same three month period in 2016. As a percentage of total revenue, royalties decreased from 2% in the third quarter of 2015 to 1% in the corresponding period of 2016.

Royalties decreased 16% from $299,000 in the nine months ended September 30, 2015 to $252,000 in the same nine month period in 2016. As a percentage of total revenue, royalties decreased from 2% in the first nine months of 2015 to 1% in the corresponding period of 2016.

We do not consider DSL royalties to be a key element of our strategy and we expect that this revenue will continue to decline in future periods.

Cost of software licenses. Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the Navy and USMC.

Cost of software licenses were zero in the three months ended September 30, 2015 and 2016 as there were no sales of software products to the Navy or USMC during these periods.

Cost of software licenses increased 100% from zero in the nine months ended September 30, 2015 to $1.1 million in the same nine month period in 2016. Cost of software licenses as a percentage of software license sales was 9% in the first nine months of 2016, which means that gross margins were 91% in that period. For the nine month period ended September 30, 2016, the dollar increase in cost of software licenses was due to the delivery of software to the Navy and USMC that included third party software.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 65% from $416,000 in the three months ended September 30, 2015 to $146,000 in the same three month period in 2016. Cost of services as a percentage of services decreased from 64% in the third quarter of 2015 to 34% in the current quarter, which means that gross margins on services increased from 36% to 66%. The 65% decrease in cost of services in the third quarter of 2016 was mainly attributable to: i) a 35% decrease in services revenue; and ii) the profitability profile of the projects comprising services revenue this quarter.

Cost of services decreased 66% from $1.5 million in the nine months ended September 30, 2015 to $0.5 million in the same nine month period in 2016. Cost of services as a percentage of services decreased from 56% in the first nine months of 2015 to 49% in the corresponding period in 2016, which means that gross margins on services increased from 44% to 51%. The 66% decrease in cost of services in the first nine months of 2016 was mainly attributable to a 61% decrease in services revenue.

Cost of hardware. Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales were zero in the three months ended September 30, 2015 and 2016 as there were no hardware sales in these periods.

Cost of hardware sales increased 100% from zero in the nine months ended September 30, 2015 to $234,000 in the same nine month period in 2016. Cost of hardware as a percentage of hardware sales was 74% in the first nine months of 2016, which means that product gross margins were 26%. The dollar increase in cost of hardware was due to the delivery of replacement parts to the Navy in 2016, whereas we had no hardware shipments in the corresponding periods of 2015.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Research and development expense	$1,752	$1,489	$5,204	$4,364
Cost of services	146	416	517	1,532
Total engineering costs	$1,898	$1,905	$5,721	$5,896

Research and development expense increased 18% from $1.5 million in the three months ended September 30, 2015 to $1.8 million in the same three month period in 2016. As a percentage of total revenue, research and development expense decreased from 37% in the third quarter of 2015 to 30% in the corresponding period of 2016.

Research and development expense increased 19% from $4.4 million in the nine months ended September 30, 2015 to $5.2 million in the same nine month period in 2016. As a percentage of total revenue, research and development expense decreased from 34% in the first nine months of 2015 to 30% in the corresponding period of 2016.

For the three and nine month periods ended September 30, 2016, the increase in research and development expense was primarily due to a shifting of engineering employees who were previously working on customer projects to internal development projects.

As the table immediately above indicates, total engineering costs in the three month period ended September 30, 2016 were $7,000 lower than the corresponding period in 2015. Level spending in both quarterly periods primarily reflects unchanged headcount.

Total engineering costs in the nine month period ended September 30, 2016 were $175,000 lower than the corresponding period in 2015. For the nine month period ended September 30, 2016, the decrease in total engineering expenses was primarily due to lower spending on outside contractors who worked on a services project for the USMC.

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

Sales and marketing expense increased 26% from $0.8 million in the three months ended September 30, 2015 to $1.1 million in the same three month period of 2016. As a percentage of total revenue, sales and marketing expense decreased from 21% in the third quarter of 2015 to 18% in the corresponding period of 2016.

Sales and marketing expense increased 7% from $2.9 million in the nine months ended September 30, 2015 to $3.1 million in the same nine month period in 2016. As a percentage of total revenue, sales and marketing expense decreased from 23% in the first nine months of 2015 to 18% in the corresponding period of 2016.

For the three and nine month periods ended September 30, 2016, the dollar increase in sales and marketing expense was primarily due to higher sales commissions and increased spending on sales agents.

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

General and administrative expense was unchanged at $0.9 million in the three months ended September 30, 2015 and 2016. As a percentage of total revenue, general and administrative expense decreased from 21% in the third quarter of 2015 to 15% in the current year quarter. Unchanged general and administrative expenses was primarily due to lower stock-based compensation expense which was offset by higher legal fees and other minor expenses.

General and administrative expense decreased 6% from $2.6 million in the nine months ended September 30, 2015 to $2.5 million in the same nine month period in 2016. As a percentage of total revenue, general and administrative expense decreased from 21% in the first nine months of 2015 to 14% in the corresponding period in 2016. The decrease in general and administrative expense during the current nine month period was primarily due to lower stock-based compensation and lower legal fees related to corporate matters and patents.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the third quarter of 2016, the third party reported and we recorded $0.2 million of income from this arrangement. There was no such income in the three and nine month periods ended September 30, 2015. We are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Other income. There was no other income in the three month periods ended September 30, 2016 and 2015. Other income decreased from $12,000 in the nine months ended September 30, 2015 to zero in the current year nine month period. Other income in the prior year nine month period represented a realized gain from the sale of one of our high yield bonds.

Interest income. Interest income increased 117% from $35,000 in the three months ended September 30, 2015 to $76,000 in the same three month period in 2016.

Interest income increased 97% from $109,000 in the nine months ended September 30, 2015 to $215,000 in the same nine month period in 2016.

For the three and nine month periods, the dollar increase in interest income was primarily due to higher cash balances and slightly higher interest rates.

Income taxes. Income tax expense was $0.8 million and $1.8 million for the three and nine months ended September 30, 2016, respectively. Income tax expense in the three and nine month periods of 2016 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

We recorded income tax benefits in the three and nine month periods ended September 30, 2015 of $1.7 million and $1.4 million, respectively. Income tax benefits in the three and nine month periods of 2015 were the result of a $1.9 million tax benefit from the reversal of a reserve for uncertain tax positions, which was partially offset by taxes on pre-tax income based on the U.S. statutory rate of 34%, increased by state income taxes. The tax benefit from the reversal of a reserve for uncertain tax positions last year resulted from the completion of an Internal Revenue Service examination in the third quarter of 2015.

In the nine month periods ended September 30, 2016 and 2015, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.7 million and $0.4 million in the nine month periods ended September 30, 2016 and 2015, respectively. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

As of September 30, 2016, we had a total of $1.0 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal and state research and development credit carryforwards available at December 31, 2015 of $5.5 million and $0.1 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets are used to reduce future taxes, the benefit will be recorded as a reduction to additional paid-in capital. The aforementioned $0.7 million and $0.4 million equity adjustment to additional paid-in capital in the nine month periods ended September 30, 2016 and 2015 were related to these deferred tax assets.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of $52.3 million, which represented an increase of $1.1 million from December 31, 2015. The increase in cash and cash equivalents was primarily due to the following factors:

Cash provided by operations was $2.7 million in the first nine months of 2016. Cash provided from operations was primarily the result of $3.6 million of net income and the add back of $0.9 million of non-cash items for depreciation, amortization and stock-based compensation. Cash from these sources was partially offset by $1.8 million of changes in assets and liabilities.

Cash used by investing activities was $82,000 in the first nine months of 2016. This cash usage consisted of purchases of property and equipment.

Cash used in financing activities was $1.6 million in the first nine months of 2016. Financing activity cash usage was primarily the result of $2.2 million used to buy back stock under our stock repurchase program and $136,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $700,000 of excess tax benefits from stock-based compensation and $21,000 of cash received from the issuance of stock under our ESPP program.

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

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at September 30, 2016 consisted of two elements:

1.	Cash and cash equivalents. As of September 30, 2016, our cash and cash equivalents of $52.3 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.	Investments. As of September 30, 2016, our investments of $0.9 million were invested in high yield bonds with two corporate debt issuers, which mature in 2017 and 2018. While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the one to two year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

July 2016	-	-	-	-
August 2016	205,457	$5.13	205,457	-
September 2016	139,985	$5.43	139,985	$7,837,016

(1) On April 26, 2016, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2017. During the three months ended September 30, 2016, we purchased 345,442 shares under this plan at an aggregate purchase price of $1,813,631.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 31.1	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and September 30, 2015, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: October 27, 2016	By:	/s/ Kevin T. Russell
Kevin T. Russell
co-Chief Executive Officer & co-President
General Counsel

Date: October 27, 2016	By:	/s/ Richard P. Moberg
Richard P. Moberg
co-Chief Executive Officer & co-President
Chief Financial Officer (Principal Financial and Accounting Officer)

