Form 10-K
period 2016-12-31
AWARE INC /MA/
filed 2017-02-10
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Large Accelerated Filer☐    Accelerated Filer ☒   Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2016 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $62,581,598.

The number of shares outstanding of the registrant’s common stock as of February 3, 2017 was 22,431,324.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 24, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

Governments also use biometrics for physical access control by storing biometric data on a digital ID card and performing a match to verify that the holder of the card is the same person who was issued the card. Biometrics are also used for securing access to digital assets, where a biometric match might be required in addition to a password to gain access to a computer system.

Government biometrics systems typically operate on client/server-based computer networks. Enrollment workstations with peripheral capture devices are used to enroll individuals into biometrics systems. Enrollment involves the capture, processing, and formatting of “biometric samples.” A “biometric sample” is biometric data which may include: i) images of fingerprints, faces, or irises; ii) digital voice signals; or iii) some other electronic representation of a biometric characteristic. Examples of capture peripherals include: i) scanners for fingerprint images, ii) cameras for iris and facial images, iii) handheld devices for mobile capture of fingerprint, iris, and facial images, or iv) mobile phones and/or micro phones for voice signals.

After biometric samples are captured, they are transported in digital form to centralized matching systems for identification. Equipment used to perform these functions includes: i) servers to process and transport biometric samples; and ii) mainframe computers and servers to store and match those samples. In addition, military applications may employ handheld devices that are capable of capturing samples and matching those samples against sample databases that reside on the devices.

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

Biometrics-based solutions compete with more traditional security methods including keys, cards, passwords, personal identification numbers (PINs) and security personnel in commercial markets. The adoption of biometrics by leading vendors of smartphones and other popular consumer products has increased users’ confidence and comfort with biometrics as a convenient and secure means of authentication in place of or in addition to passwords. Biometrics solutions are also being considered in commercial markets as a means of increasing security and reducing fraud as part of “know-your-customer” and “know-your-employee” efforts. “Know-your-customer” initiatives are designed to verify the identity of customers before providing products or services. “Know-your-employee” initiatives are designed to verify the identity of employment candidates upon application for employment.

Commercial markets for biometrics technology are in the process of developing and evolving. The rate of adoption of biometrics in commercial markets depends upon a number of factors, including: i) the performance and reliability of biometric solutions; ii) costs involved in adopting and integrating biometric solutions; iii) public concerns regarding privacy, including potential privacy legislation; and iv) standardization efforts by various industry consortia and standards bodies.

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

We believe the commercial biometrics market may be further segmented into: i) a mobile segment; and ii) an enterprise segment. While we believe this delineation serves a useful purpose in describing the current state of the market, it has its limitations because the two segments overlap.

Mobile segment – Mobile devices, such as smartphones and tablets, are now capable of: i) capturing biometric samples (e.g., fingerprints, facial and iris images, and voices); ii) processing and storing those samples in a secure area on the device; and iii) matching new live samples against the stored samples. Once a biometric match is achieved, the subsequent software functions are analogous to password authentication. This type of biometric authentication is sometimes referred to as a “one-to-one” match and it requires a less complex and robust biometric match capability than that used in large server-based systems for biometric search.

Mobile biometric authentication is incorporated into most smartphones using: i) biometric sensors, such as fingerprint sensors and cameras; and ii) functionality that is part of the smartphone operating system and hardware. In these environments, third-party applications on smartphones are generally granted access to biometric authentication results, but not raw biometric samples, hardware, relevant security functions, or other smartphone capabilities. In contrast, third party developers can create authentication applications using facial or voice biometric modalities by making use of cameras and microphones on phones as these components are not as tightly controlled.

There are applications where it is desirable to implement biometric security features that are independent of those provided by device manufacturers. Several advantages include higher level security and uniform functionality across different device models. Once enabled with more robust biometric authentication capabilities, mobile devices may be used to gain access to online networks, systems, services, or accounts.

User authentication enabled by smartphones continues to evolve, and we expect to see further changes in smartphone security features and functionality. In the past year the FIDO® (Fast IDentity Online) Alliance, an industry consortium, has emerged to take a leading role in promoting technical standards for password-free authentication on mobile devices and desktops. The FIDO Alliance is developing specifications that define an open, scalable, interoperable set of mechanisms that supplant reliance on passwords to securely authenticate users of online services. The new standard for security devices and browser plugins will allow any website or cloud application to interface with a broad variety of existing and future FIDO-enabled devices that the user has for online security.

Enterprise segment – Enterprise biometrics systems are similar to government systems in that they typically operate in a client/server environment that: i) captures biometrics samples on a client PC or mobile device; ii) stores those samples in a database on a server, and then, when queried; iii) matches live samples against stored samples. Mobile devices are likely to be used in conjunction with enterprise systems as we have seen a desire by customers to use smartphones as enrollment and access devices.

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

Examples of companies that offer biometric sensor products include: 1) Qualcomm Technologies, Inc.; 2) Sonavation, Inc.; 3) Synaptics, Inc.; 4) Fingerprint Cards AB; 5) Integrated Biometrics, LLC; and 6) Next Biometrics AS.

Biometric capture devices

Biometric capture devices are designed to capture and process biometric samples as their primary function. These products may be strictly hardware products or hardware products that also incorporate biometrics software.

Examples of companies that offer biometric capture devices include: 1) Cross Match Technologies, Inc.; 2) Suprema, Inc.; 3) HID Global Corporation (“HID”); 4) Iris ID Systems, Inc (“Iris ID”); 5) Precise Biometrics AB (“Precise Biometrics”); 6) Credence ID, LLC; 7) SecuGen Corporation; 8) IrisGuard, Inc. (“IrisGuard”); 9) Aurora Biometrics, Inc. (“Aurora Biometrics”); 10) EyeLock LLC (“EyeLock”); and 11) Tascent, Inc.

Software products

Biometrics software products provide functionality that captures, formats, stores, processes, or matches samples of fingerprints, faces, iris, voices and other modalities. Biometrics software is capable of operating on a variety of equipment platforms, including personal computers, smartphones, biometric capture devices, hand-held devices, servers, and mainframe computers.

Examples of companies that offer biometrics software products include: 1) Aware, Inc.; 2) Safran Identity & Security (formerly Morpho), which is a unit of Safran SA (“Safran”); 3) 3M Cogent Inc. (“3M Cogent”); 4) NEC Corporation (“NEC”); 5) Cognitec Systems GmbH (“Cognitec”); 6) Neurotechnology; 7) Iritech, Inc. (“Iritech”); 8) Innovatrics s.r.o. (“Innovatrics”); 9) SpeechPro, Inc.; 10) Agnitio S.L. which was acquired by Nuance Communications, Inc. in 2016; 11) Precise Biometrics; 12) VoiceTrust GmbH.; 13) Eyelock; 14) BIO-key International, Inc.; 15) VoiceVault Inc.; 16) EyeVerify, Inc.; 17) Iris ID; 18) Dermalog Identification Systems GmbH (“Dermalog”); 19) FacePhi Biometria; and 20) Sensory, Inc.

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

Examples of companies that offer systems integration services include: 1) Northrop Grumman Corporation; 2) Science Applications International Corporation; 3) Hewlett-Packard Enterprise Services; 4) International Business Machines Corporation; 5) Fujitsu Limited; 6) Accenture plc; 7) Unisys Corporation; 8) Leidos, Inc.; and 9) ManTech International Corporation.

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

There are three large global suppliers of fully integrated solutions, including: 1) Safran; 2) 3M Cogent; and 3) NEC. We believe these companies supply a large percentage of the biometric systems that are delivered to government customers around the world.

In addition to these three large suppliers, we would categorize Dermalog as a fully integrated solution provider, but one that operates on a smaller scale. Aware also has a product portfolio and services capability that enables us to deliver fully integrated solutions. We have acted in this capacity on a limited basis in the past and an element of our strategy is to grow this part of our business in the future.

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

Examples of companies offering biometrics services include: 1) Certibio Identidade Biometrica, a wholly-owned subsidiary of Certisign Certificadora Digital S.A. (“Certisign”); 2) Safran; 3) RightPatient, Inc.; 4) Microsoft Corporation; 5) SkyBiometry, Inc.; 6) BioID GmbH; and 7) VoiceIt Technologies, LLC.

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

Products and Services

Software products

We sell a broad range of biometrics software products that enable important functions in biometrics systems, including:

1.	Enrollment, analysis, and processing of biometric images and data on workstations or mobile devices.
2.	Integration of peripheral biometric capture devices.
3.	Centralized workflow, transaction processing, and subsystem integration.
4.	Matching of biometric samples against biometric databases to authenticate or verify identities; and
5.	Analysis and processing of text-based identity data.

Our biometrics software products range from discrete software blocks, such as software development kits (“SDKs”) that customers can use to develop their own solutions to more complete applications that customers can use to reduce or eliminate their development times. Our products are described below.

1)	Biometric Services Platform

Our Biometric Services Platform product is called BioSPTM. BioSP is a service-oriented platform used to enable a biometric system with advanced biometric data processing and management functionality in a web services architecture. It provides workflow, data management and formatting, and other important utilities for large-scale fingerprint recognition, face recognition, and iris recognition systems. BioSP is well suited for applications that require the collection of biometrics throughout a distributed network, and subsequent aggregation, analysis, processing, distribution, matching, and sharing of data with other system components. BioSP is modular, programmable, scalable, and secure, capable of managing all aspects of transaction workflow including messaging, submissions, responses, and logging. BioSP makes extensive use of open-source components and is J2EE-compliant.

2)	Biometric Search and Match

We have three types of biometric search and match products, including:

Automated Biometric Identification System (“ABIS”)

Our ABIS product offering is called Astra™. Astra is used for large-scale fingerprint recognition, face recognition, iris recognition, and text-based name matching and identity resolution. It is a highly scalable biometric identification and authentication platform that performs one-to-many search or one-to-one match against large stores of biometrics and other identity data. It does so by deploying biometric and text data and matching algorithms across a cluster of multiple computing nodes.

Biometric Search and Match SDKs

Our line of biometric search and match SDKs is call Nexa™ and it includes Nexa|Fingerprint™, Nexa|Face™, and Nexa|Iris™. These products provide high-performance biometric algorithms for fingerprint, facial and iris identification or authentication. The algorithms in these products convert images into biometric templates, which can then be compared to templates stored in databases to find matches.

Each Nexa SDK can be deployed on a workstation or a server, either as a standalone biometric search/match API, or in combination with our other SDKs, applications, BioSP, or Astra products. Our SequenceCheck, PreFace, and IrisCheck SDKs may be used in concert with Nexa libraries to perform optional quality assurance and preprocessing for enhanced fingerprint, face, and iris search and match functionality.

Interoperable Fingerprint Matching SDK

Our product offering in this category is called AwareXM™. AwareXM is an SDK that provides MINEX-certified, INCITS 378-compliant fingerprint minutiae extraction, template generation, and fingerprint authentication.

3)	Text Search and Identity Analytics SDKs

Our product offering in this category is called Inquire™. Inquire is a software development kit that performs fuzzy text-based filtering, searching, matching, and linking functions towards discovery of useful information in identity data. Analysis of text-based identity data is naturally complementary to biometric verification and identification, and Inquire is optimized for processing and analysis of data that includes biometrics.

Inquire provides many advanced text matching comparison algorithms and flexibility in how matching algorithms behave (e.g. thresholds, data definitions). It can be used to perform advanced analysis of text-based identity data for several useful investigative applications including data analysis and quality assurance, data integration, identity resolution, and link analysis. Inquire is fully scalable, with infrastructure that automatically determines processing resources and optimizes their utilization.

4)	Biometric Applications.

Our products in this category combine user interfaces with multiple Aware software products to create more complete applications that operate on client workstations or mobile devices. We have four types of biometric application products, including:

Enrollment – Fingerprint, Face, and Iris

Our enrollment application products include Universal Registration Client (“URCTM”) and WebEnroll.

•	URC is a configurable Windows-based enrollment application that performs a variety of biometric data capture, analysis, matching, formatting, and hardware abstraction functions.

•	WebEnroll is a browser-based enrollment application available as an option with BioSP that captures biographic data, fingerprints, facial images, and iris images.

Fingerprint Cards

Our fingerprint card products include FormScannerSE™ and FormScannerMB™. The two products are independent applications that may be used for scanning and processing of inked fingerprint cards.

•	FormScannerSE is designed for one-at-a-time, assisted “scan and entry” processing of fingerprint cards, such as for manual data entry of previously scanned card batches. It can also be used for manual “rework” such as crop region adjustments.

•	FormScannerMB is designed for “multi-batch” scanning of large volumes of cards in an automated fashion, and provides features useful for high-volume processing such as support for automatic document feeding and real-time image quality feedback.

Forensic Analysis and QA

Our forensic analysis and quality assurance products include our WorkbenchSuiteTM of products. WorkbenchSuite is a family of .NET workstation applications that are designed to be used by an operator to analyze and repair or otherwise process digital records containing biometric images and data. Each targets a particular use case and implements workflow carefully designed to best assist analysts in their task. The suite comprises:

•	Forensic Workbench which is used for the categorization, processing, and standards-compliant formatting of biometric images and demographic data.

•	Sequence Workbench which is used for the detection and assisted repair of fingerprint records containing sequence errors.

•	CrosslinkWorkbench which is used for assisting with identifying and repairing of crosslink errors in ANSI/NIST ITL transactions. Crosslinks are biometric records that erroneously contain data from different individuals.

•	FaceWorkbench which enables an analyst to analyze and process candidates returned from a biometric face search.

Military-Grade Enrollment and Search

•	URC|TacticalTM is a software application for performing biometric enrollment, identification, and screening on ruggedized mobile biometric devices, such as those used by military personnel in the field. It allows the operator to capture both biographic and biometric data from subjects and then match the biometric information to onboard watch lists and known mission-encountered individuals.

5)	Biometric Enrollment SDKs. Our software development kits consist of: i) multiple software libraries; ii) sample applications that show customers how to use the libraries; and iii) documentation. Customers use our SDKs to design and develop biometrics applications. Our suite of enrollment SDKs performs a variety of functions that are critical to biometric enrollment, including image capture, image quality assurance, image formatting, and image compression. Our enrollment SDK products include:

•	Biometric Capture and Hardware Abstraction – This group of products includes: i) LiveScan API; ii) PreFaceTM; iii) IrisCheckTM; and iv) SequenceCheckTM.

•	Data Formatting and Validation – This group of products includes: i) NISTPack; ii) ICAOPack; and iii) PIVPackTM.

•	Fingerprint Enrollment Bundle – Our product in this category is called CaptureSuiteTM. CaptureSuite is a bundle of software development kits that support the development of applications with comprehensive functionality for capture of either live scan or card scan fingerprint images. CaptureSuite provides quality and compliance assurance mechanisms for applications, such as fingerprint recognition, fingerprint authentication, and automated fingerprint identification systems.

•	Fingerprint Cards – This group of products includes: i) AccuScanTM; and ii) AccuPrintTM.

•	Image Compression – This group of products includes: i) Aware WSQ1000; and ii) Aware JPEG2000.

•	Controls and applets - This group of products consists of our BioComponentsTM line of products. Our BioComponents products allow customers to develop biometric enrollment applications more quickly than if they purchased our SDKs. Each product in the group includes a user interface and one or more software libraries that perform a discrete set of functions, such as automated image capture, quality assurance, and capture hardware integration. BioComponents comprise modular, independent, self-contained software components that can operate either independently or in concert with one another. Specific BioComponents products and the functions they perform are:

•	BiographicComponent enables highly configurable data entry of biographic and textual information.
•	FingerprintComponent is used to capture, verify image quality, and compress fingerprint images.
•	FaceComponent is used to capture, verify image quality, and manipulate facial images.
•	IrisComponent is used to capture, segment, and verify image quality of iris images.
•	TravelDocComponent is used to authenticate travel documents, such as passports and driver’s licenses.
•	ScanningComponent is used to scan forms such as inked fingerprint cards.
•	PrintingComponent is used for printing FBI-quality fingerprint images on cards and forms.
•	SignatureComponent is used to collect handwritten signature images from an electronic signature pad.
•	PackagingComponent allows access to the data sets from the other components.

6)	Mobile Biometrics

Over the past few years, we have modified some of our traditional Windows-based, client-server products for mobile devices that operate on Android and iOS platforms. As of the end of 2016, our mobile biometrics product line-up included:

Biometric Authentication

In 2016, we announced our FIDO® Suite of software products for biometric authentication on mobile devices. FIDOSuite is a family of products that are certified by the FIDO Alliance and are interoperable with other FIDO-certified products. Our FIDOSuite includes: i) Aware FIDO® Face Authenticator; ii) Aware FIDO® Client; and iii) Aware FIDO® Server. These products are available for Android and iOS devices and enable the functionality described below.

The FIDO authentication process employs a challenge/response mechanism using digital signatures that works in a two-step process as follows:

Registration: Users complete a registration process by submitting their biometrics and PIN through a special app or website. If there is a successful biometric/PIN match, a public key pair is created. A private key is retained on the client in a cryptographic keystore and a public key is sent to a server where it is saved in a keystore under a user’s ID.

Login: When users attempt to login, a FIDO authentication server creates a random challenge and sends it to the FIDO client. The biometrics and PIN are matched locally by a FIDO authenticator against the biometrics enrolled for that user. Biometrics data is never transmitted to the server. Users are prompted again to enter their biometrics and PIN. If the match is successful, the private key from the FIDO client keystore is unlocked. The FIDO client signs the challenge using the user’s private key and sends it to the FIDO server. The server verifies the signature using the public key received during registration and the user is permitted to login.

Mobile Enrollment and Search

We also offer several other products for mobile biometric enrollment and search, including:

URC|Mobile™ is a software application for capturing fingerprint and facial images on an Android smart phone or tablet using its onboard camera and a tethered fingerprint capture device. It is designed to be used by an enrollment attendant for rapid capture and quality assurance of biometric data and submission to a centralized biometric database for enrollment, search, or authentication. URC|Mobile is best suited for an environment where mobility beyond a desktop is useful or where a more economical client platform than a desktop solution is needed.

Mobile SDKs – We have ported some of our Windows-based SDKs to mobile operating systems, including iOS and Android. They offer the same functionality as the Windows versions, and include documentation and reference applications specific to these operating systems. Our family of mobile SDKs includes: i) Nexa|Face™ Mobile; ii) Nexa|Fingerprint™ Mobile; iii) PreFaceTM Mobile; iv) LiveScan API Mobile; v) NISTPack Mobile; vi) WSQ1000 Mobile; and vii) AwareXMTM Mobile.

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

Sales and Marketing

As of December 31, 2016, we had a total of 11 employees in our sales and marketing organization. In addition to our employee sales staff, we also engage third party sales agents to sell our products and services in foreign countries.

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

All of our revenue in 2016, 2015, and 2014 was derived from unaffiliated customers. Revenue from the U.S. Marine Corps represented 18%, 3%, and 10% of total revenue during 2016, 2015, and 2014, respectively. Revenue from Leidos, Inc. represented 18%, 6%, and 1% of total revenue during 2016, 2015, and 2014, respectively. Revenue from Telos Corporation represented 12%, 2%, and 5% of total revenue during 2016, 2015, and 2014, respectively. Revenue from the U.S. Navy represented 6%, 9%, and 24% of total revenue during 2016, 2015, and 2014, respectively. Revenue from Certisign Certificadora Digital S.A. represented 5%, 10%, and 2% of total revenue during 2016, 2015, and 2014, respectively. No other customer represented 10% or more of total revenue in any of those years.

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

We believe the evolution of commercial markets over the past few years may present mobile authentication and enterprise opportunities. To that end, we have modified some of our products to enable us to participate in these markets.

iii)	Sales strategy – While the United States remains a large market, we believe there are attractive growth opportunities in international markets. We intend to continue our focus on international markets and pursue opportunities in those markets through our sales staff and third party sales agents.

As we attempt to grow our biometrics business, we may make investments in growth initiatives, such as those described above, that may cause our profitability to decline in the near term.

In 2014, 2015 and 2016, we had sales of hardware products to a single U.S. government customer. It is unlikely that we will have meaningful sales of hardware in future periods as this customer appears to have completed the bulk of its purchasing. Accordingly, our strategy going forward does not include providing biometrics hardware.

Backlog

We had $3.3 million of backlog on December 31, 2016. We define backlog as revenue items in deferred revenue and undelivered orders in our backlog report. Total backlog of $3.3 million included: i) $2.9 million of software maintenance revenue of which approximately $2.7 million will be recognized during 2017; and ii) $0.4 million of services that we anticipate will be delivered in the first quarter of 2017.

Research and Development

Our research and development activities are focused on enhancing our existing products and developing new products. Our engineering organization is based in Bedford, Massachusetts. As of December 31, 2016, we had an engineering staff of 46 employees, representing 68% of our total employee staff.

During the years ended December 31, 2016, 2015, and 2014, research and development expenses totaled $6.9 million, $5.8 million, and $5.5 million, respectively. We expect that we will continue to invest substantial funds in research and development activities.

Patents and Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2016, we had approximately 47 U.S. and foreign patents and approximately 40 pending patent applications. Our patents and patent applications pertain primarily to biometrics and imaging compression.

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

Manufacturing & Systems Integration

We do not design or manufacture hardware products, however we have provided systems integration services for one U.S. government customer. Our systems integration activities include: i) procuring hardware and software components from third party suppliers; ii) installing Aware and third party software on the purchased hardware; and iii) testing products for quality assurance prior to shipment.

To the extent we receive any more orders for hardware revenue in the future, we rely on single source suppliers for certain critical hardware and software components. Our dependence on single source suppliers involves several risks, including limited control over availability, quality, and delivery schedules. Any delays in delivery or shortages of such components could cause delays in the shipment of our products, which could harm our business.

Employees

At December 31, 2016, we employed 68 people, including 46 in engineering, 11 in sales and marketing, and 11 in finance and administration. Of these employees, 65 were based in Massachusetts. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Segment Information; Financial Information About Geographic Areas

We organize ourselves into a single segment that reports to the chief operating decision makers. Summaries of revenue by geographic regions and revenue by product group are set forth in Note 8 to our consolidated financial statements included elsewhere in this Annual Report.

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

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications that currently compete with or will compete directly with our offerings. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•	Diversified technology providers that offer integrated biometrics solutions to governments, law enforcement agencies and other organizations. This group of competitors includes companies such as Safran, 3M/Cogent, and NEC.

•	Component providers that offer biometrics software and hardware components for fingerprint, facial, and iris biometric identification. This group of competitors includes companies such as Cognitec, Neurotechnology, Iritech, and Innovatrics.

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

Hardware revenue is likely to decline or be zero in future periods.

In the years ended December 31, 2016, 2015 and 2014, we had hardware revenue of $0.3 million, $1.1 million, and $4.9 million, respectively. Gross profit on hardware revenue was $0.1 million, $0.4 million, and $1.4 million in 2016, 2015 and 2014, respectively.

Hardware revenue consisted of sales of biometrics equipment to a single U.S. government customer. While we are unable to predict future hardware sales with any degree of certainty, future orders from this customer may be minimal as we believe that the bulk of its purchases may have already occurred. We have no hardware orders in backlog as of December 31, 2016 and our strategy does not include selling biometrics hardware.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE. The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated from January 1, 2015 to December 31, 2016.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
High	$4.13	$4.41	$5.90	$6.70
Low	2.81	3.58	3.46	4.90

2015
High	$5.19	$4.50	$4.17	$3.46
Low	4.35	3.83	2.82	2.86

As of February 3, 2017, we had approximately 90 shareholders of record. This number does not include shareholders from whom shares were held in a “nominee” or “street” name. We paid no dividends in 2016 and 2015. In 2014, we paid a special cash dividend of $1.75 per share on July 24, 2014. We anticipate that we will continue to reinvest any earnings to finance future operations although we may also pay additional special cash dividends if our board of directors deems it appropriate.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2016.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

October 2016	8,200	$5.27	8,200	-
November 2016	189,879	$5.58	189,879	-
December 2016	65,300	$5.98	65,300	$6,344,645

(1) On April 26, 2016, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2017. During the three months ended December 31, 2016, we purchased 263,379 shares under this plan at an aggregate purchase price of $1,492,371.

Performance Graph

The following stock performance graph compares the performance of Aware’s cumulative stockholder return with that of a broad market index, the Nasdaq Composite Index, and a published industry index, the RDG Technology Composite Index. The cumulative stockholder returns for shares of Aware’s common stock and for the market and industry indices are calculated assuming $100 was invested on December 31, 2011. Aware paid special cash dividends of $2.95, $0.00, $1.75, $0.00, and $0.00 per share in 2012, 2013, 2014, 2015 and 2016, respectively. The performance of the market and industry indices is shown on a total return, or dividend reinvested, basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aware, Inc., the NASDAQ Composite Index
and the RDG Technology Composite Index

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Value of Investment ($)
	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Aware, Inc.	$100.00	$291.26	$324.74	$325.75	$233.91	$437.68
Nasdaq Composite Index	100.00	116.41	165.47	188.69	200.32	216.54
RDG Technology Composite Index	100.00	114.61	152.95	178.50	183.08	206.81

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated financial statements for the fiscal years ended December 31, 2016, 2015, and 2014 are derived from the consolidated financial statements included elsewhere in this Form 10-K. The data for fiscal years ended December 31, 2013 and 2012 are derived from previously filed consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our historical consolidated financial statements, and the related notes to the consolidated financial statements, which can be found in Item 7 and Item 8.

Year ended December 31,	2016	2015	2014	2013	2012
	(in thousands, except per share data)

Statements of Comprehensive Income Data
Revenue	$21,566	$19,621	$23,720	$19,357	$17,304
Patent related income	809	43	2,127	780	87,515
Operating income	5,908	3,915	7,089	5,318	92,558
Income from continuing operations	4,103	4,614	4,583	3,752	72,383
Loss from discontinued operations, net of income taxes	-	-	-	(1,156)	(76)
Net income	4,103	4,614	4,583	2,596	72,307
Net income per share – basic	$0.18	$0.20	$0.20	$0.12	$3.32
Net income per share – diluted	$0.18	$0.20	$0.20	$0.11	$3.28

Balance Sheet Data
Cash and cash equivalents	$51,913	$51,232	$43,985	$72,660	$71,074
Working capital	51,265	49,151	44,745	75,760	73,358
Total assets	61,984	63,619	55,893	89,329	85,854
Total liabilities	4,143	7,438	3,504	4,179	3,958
Total stockholders’ equity	57,841	56,181	52,389	85,150	81,896

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of income and comprehensive income stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2016	2015	2014
Software licenses	65%	51%	36%
Software maintenance	24	24	18
Services	8	17	22
Hardware	2	6	21
Royalties	1	2	3
Total revenue	100	100	100

Costs and expenses:
Cost of software licenses	5	-	-
Cost of services	4	9	10
Cost of hardware	1	4	15
Research and development	32	29	23
Selling and marketing	19	20	16
General and administrative	15	18	15
Total costs and expenses	76	80	79

Patent related income	4	-	9

Operating income	28	20	30
Other income (expense)	-	-	-
Interest income	1	1	-
Income before provision for income taxes	29	21	30
Provision for (benefit from) income taxes	10	(3)	11
Net income	19%	24%	19%

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

2016 compared to 2015

Revenue and operating income in 2016 were $21.6 million and $5.9 million, respectively, which compared to revenue and operating income in 2015 of $19.6 million and $3.9 million, respectively.

Revenue increased by $2.0 million in 2016 primarily as a result of higher license revenue for biometrics and imaging software products. Higher biometrics product license sales were driven by three large sales to: i) the United States Marine Corps (“USMC”), ii) the United States Navy (“Navy”), and iii) a systems integrator for a U.S. government end user customer. Higher imaging product license sales were related to a $4.5 million license sale in 2015 that we recognized over the period October 2015 to October 2016.

Higher software license revenue was partially offset by lower services and hardware revenue. Services revenue declined because we completed significant projects with commercial and government customers in 2015 that were not replaced with projects of a similar size. Hardware revenue declined because the Navy completed the bulk of its hardware purchases in 2015.

Operating income increased by $2.0 million in 2016 because: i) the $2.0 million revenue increase resulted in $1.2 million more operating income; and ii) patent related income increased by $0.8 million.

2015 compared to 2014

Revenue and operating income in 2015 were $19.6 million and $3.9 million, respectively, which compared to revenue and operating income in 2014 of $23.7 million and $7.1 million, respectively.

Revenue decreased by $4.1 million in 2015 primarily as a result of $5.8 million of lower revenue from the Navy and the USMC. Lower revenue from the Navy was primarily due to lower shipments of hardware, whereas lower revenue from the USMC was due to the conclusion of the primary phase of a software development project. The decline in Navy and USMC revenue was partially offset by $1.7 million of higher net revenue from sales to commercial customers and a large imaging software license sale.

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

Software license revenue increased 39% from $10.1 million in 2015 to $14.1 million in 2016. As a percentage of total revenue, software license revenue increased from 51% in 2015 to 65% in 2016. The $4.0 million increase in software license revenue was primarily due to: i) a $1.7 million increase in biometrics software license sales; and ii) a $2.3 million increase in imaging software license sales. The reasons for the increases in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $9.6 million in 2016 versus $7.9 in 2015. The increase was primarily due to significant software license sales to: i) the Navy in the first quarter of 2016, ii) the USMC in the second quarter of 2016; and iii) a systems integrator/U.S. government end user in the third quarter of 2016. Revenue increases from these customers were partially offset by lower license revenue from commercial customers and non-U.S. government customers.

Software license revenue from Certificadora Digital S.A. (“Certisign”) and other commercial customers fell short of our expectations. The Certisign service rollout continues, but has not resulted in meaningful revenue to date. License revenue from this arrangement specifically and commercial markets generally has been slow to develop in 2016.

ii)	Imaging software licenses – Imaging software license sales were $4.5 million in 2016 versus $2.2 million in 2015. The increase was primarily due to a software license agreement we entered into in October 2015 with a systems integrator. The $4.5 million license fee from that arrangement was recognized over a twelve-month period that ran from October 2015 to October 2016. We recognized $0.9 million and $3.6 million from the sale in 2015 and 2016, respectively. As of December 31, 2016, there was no deferred revenue remaining on the October 2015 imaging license sale.

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

In October 2015, we signed an agreement with a systems integrator customer to license our imaging software for inclusion in a U.S. government healthcare management system. The arrangement included a $4.5 million license fee plus a $125,000 software maintenance fee. We delivered the licensed software and the customer paid us in the fourth quarter of 2015. However due to the unique nature of the transaction, we were unable to establish vendor specific objective evidence for the fair value of the maintenance element. Accordingly, we recognized revenue over the twelve-month maintenance period that ran from October 2015 to October 2016 and recorded $0.9 million of license revenue in 2015.

Software Maintenance

Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 9% from $4.7 million in 2015 to $5.1 million in 2016. As a percentage of total revenue, software maintenance revenue was 24% in 2015 and 2016.

Software maintenance revenue increased 8% from $4.4 million in 2014 to $4.7 million in 2015. As a percentage of total revenue, software maintenance revenue increased from 18% in 2014 to 24% in 2015.

The dollar increase in software maintenance revenue in 2016 and 2015 was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods. A majority of our customers purchase software maintenance contracts when they initially purchase software licenses. Since our software is used in active biometrics systems, many of our customers continue to renew their maintenance contracts in subsequent years while systems remain operational.

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

Services decreased 47% from $3.3 million in 2015 to $1.7 million in 2016. As a percentage of total revenue, services decreased from 17% in 2015 to 8% in 2016. The dollar decrease in services revenue was primarily due to lower revenue from: i) commercial customers; and ii) U.S. government customers, including the Navy and USMC. Services backlog of $0.4 million was minimal as of December 31, 2016, which means that services revenue in 2017 is unlikely return to the levels we achieved in 2014 and 2015.

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

Hardware

Hardware revenue consists of sales of biometrics equipment to the Navy for whom we developed biometrics software. Hardware products sold to this customer integrate hardware purchased from third parties with software from other third parties as well as software from Aware. We evaluated the classification of gross versus net revenue recognition and determined gross recognition was appropriate.

Hardware revenue decreased 71% from $1.1 million in 2015 to $0.3 million in 2016. As a percentage of total revenue, hardware revenue decreased from 6% in 2015 to 2% in 2016. The dollar decrease in hardware revenue was due to the fact that the Navy completed most of its purchases in 2015. Hardware sales in 2016 were for replacement parts only.

Hardware revenue decreased 78% from $4.9 million in 2014 to $1.1 million in 2015. As a percentage of total revenue, hardware revenue decreased from 21% in 2014 to 6% in 2015. The dollar decrease in hardware revenue was due to a decrease in units ordered by the Navy in 2015.

We have no hardware product backlog as of December 31, 2016. We believe that future hardware orders from the Navy may be minimal as we believe it has completed the bulk, if not all, of its purchasing. It is worth noting that our strategy does not include maintaining or growing biometrics hardware revenue. We agreed to provide hardware products as an accommodation to this important customer.

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

Royalties decreased 30% from $0.4 million in 2015 to $0.3 million in 2016. As a percentage of total revenue, royalties decreased from 2% in 2015 to 1% in 2016.

Royalties decreased 44% from $0.7 million in 2014 to $0.4 million in 2015. As a percentage of total revenue, royalties decreased from 3% in 2014 to 2% in 2015.

The royalty dollar decrease in 2016 and 2015 was primarily due to lower DSL royalties from both of our licensees. One of our royalty customers reported virtually no royalties in 2016 and the other customer is likely to satisfy its royalty obligation in the next year or two. We do not consider DSL royalties to be a key element of our business and we expect that this revenue will continue to decline in future periods.

Cost of Software Licenses

Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the Navy and USMC.

Cost of software licenses increased from zero in 2015 to $1.1 million in 2016. Cost of software licenses as a percentage of software license sales was 8% in 2016, which means that gross margins were 92%. The dollar increase in cost of software licenses was due to the delivery of software to the USMC and Navy that included third party software.

Cost of software licenses were zero in the years ended December 31, 2015 and 2014 as there were no sales of Aware or third party software products to the USMC or Navy during these periods.

Cost of Services

Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 57% from $1.8 million in 2015 to $0.8 million in 2016. Cost of services as a percentage of services decreased from 54% in 2015 to 44% in 2016, which means that gross margins on services increased from 46% to 56%. The dollar decrease in cost of services was attributable to a decrease in services revenue.

Cost of services decreased 24% from $2.4 million in 2014 to $1.8 million in 2015. Cost of services as a percentage of services increased from 46% in 2014 to 54% in 2015, which means that gross margins on services decreased from 54% to 46%. The dollar decrease in cost of services was attributable to a decrease in services revenue.

Gross margins on services of 56%, 46%, and 54% in 2016, 2015 and 2014, respectively, were a function of: i) the nature of the projects; ii) the level of engineering difficulty and labor hours required to complete project tasks; and iii) how much we were able to charge. Gross margins in these years reflect the profitability mix of customer projects. We expect that gross margins on services will continue to fluctuate in future periods based on the nature, complexity, and pricing of future projects.

Cost of Hardware

Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware decreased by 67% from $0.7 million in 2015 to $0.2 million in 2016. Cost of hardware as a percentage of hardware revenue increased from 65% in 2015 to 74% in 2016, which means that product gross margins decreased from 35% in 2015 to 26% in 2016. The 67% dollar decrease in cost of hardware was attributable to a 71% decrease in hardware revenue.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Years ended December 31,
	2016	2015	2014
Research and development expense	$6,938	$5,800	$5,505
Cost of services	766	1,790	2,359
Total engineering costs	$7,704	$7,590	$7,864

Research and development expense increased 20% from $5.8 million in 2015 to $6.9 million in 2016. As a percentage of total revenue, research and development expense increased from 29% in 2015 to 32% in 2016. The increase in research and development expense was primarily due to the reallocation of engineers from customer services projects to internal development projects.

As the table above indicates, total engineering costs increased from $7.6 million in 2015 to $7.7 million in 2016. The $0.1 million spending increase was due to the following factors: i) higher compensation expenses for engineers as a result of merit increases; ii) higher third party software development costs; and iii) lower contractor expenses due to the termination of contractors working on government service projects. Our engineering headcount declined by one head in 2016. We believe our engineering organization was adequately staffed as of December 31, 2016.

Research and development expense increased 5% from $5.5 million in 2014 to $5.8 million in 2015. As a percentage of total revenue, research and development expense increased from 23% in 2014 to 29% in 2015. The increase in research and development expense was primarily due to the reallocation of engineers from customer services projects to internal development projects.

As the table above indicates, total engineering costs decreased from $7.9 million in 2014 to $7.6 million in 2015. The spending decrease was due to the following factors, which in the aggregate resulted in $0.3 million less expense: i) higher compensation expenses for engineers hired in 2014 for which there was a partial year of expense in 2014 versus a full year in 2015; ii) higher amortization expenses for acquired technology; iii) lower compensation and contractor expenses due to the termination of employees and contractors working on government service projects; iv) lower contractor expenses due to the termination of contractors working on internal development projects; and v) lower recruiting fees due to reduced hiring in 2015. Our engineering headcount declined by one head in 2015.

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

In 2016, we engaged a third party software development company to assist us in the development of an important new product. Work commenced in the fourth quarter of 2016 and is expected to be completed in mid 2017. Research and development expense in 2016 included a portion of the cost of this contract and we expect that research and development expenses in the first half of 2017 may include an additional $750,000 depending on the achievement of contract milestones.

Selling and Marketing Expense

Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense increased 5% from $3.9 million in 2015 to $4.1 million in 2016. As a percentage of total revenue, sales and marketing expense decreased from 20% in 2015 to 19% in 2016. The dollar increase in selling and marketing expense was primarily due to increased spending on sales agents, travel and tradeshows, which was partially offset by lower sales commissions and salaries.

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

General and administrative expense decreased 6% from $3.5 million in 2015 to $3.3 million in 2016. As a percentage of total revenue, general and administrative expense decreased from 18% in 2015 to 15% in 2016. The decrease in general and administrative expense in 2016 was primarily due to lower stock-based compensation and lower legal fees related to corporate matters and patents.

General and administrative expense decreased 5% from $3.7 million in 2014 to $3.5 million in 2015. As a percentage of total revenue, general and administrative expense increased from 15% in 2014 to 18% in 2015. The dollar decrease in general and administrative expense in 2015 was primarily due to lower stock-based compensation and patent filing costs.

Patent Related Income

The composition of patent related income in 2016, 2015 and 2014 was as follows:

Year ended December 31, 2016. We had $0.8 million of income from a patent arrangement in 2016. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. Such third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. The party reported and we recorded $0.8 million of income from this arrangement in the year ended December 31, 2016.

We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Year ended December 31, 2015. We had a $43,000 gain on the sale of patent assets in 2015. We sold a portion of our patent portfolio pertaining to home networking technology to an unrelated third party for $50,000. The proceeds from the sale were reduced by $7,000 of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale. We recorded a gain of $43,000 on the sale.

Future patent sales are likely to be minimal as our remaining patents and patent applications pertain primarily to biometrics and imaging compression. Our current intent is to retain these patents for use in the business.

Year ended December 31, 2014. We had a $2.1 million gain on the sale of patent assets in 2014. We sold a portion of our patent portfolio pertaining to DSL diagnostic technology to an unrelated third party for $2.6 million. The proceeds from the sale were reduced by $0.5 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale. We recorded a gain of $2.1 million on the sale.

Other Income/(Expense)

We did not record any other income or expense in the year ended December 31, 2016. We recorded other income of $12,000 in the year ended December 31, 2015 which consisted of realized gains on sales of high yield bond investments. We recorded other expense of $59,000 in the year ended December 31, 2014, which consisted of realized losses on sales of high yield bond investments.

Interest Income

Interest income increased 85% from $151,000 in 2015 to $280,000 in 2016. The dollar increase was primarily due to higher interest rates.

Interest income decreased 33% from $225,000 in 2014 to $151,000 in 2015. The dollar decrease was primarily due to: i) lower levels of high yield bond investments held in 2015 as compared to 2014; and ii) lower cash balances as a result of a $39.9 million dividend payment in July 2014.

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

A discussion of income taxes for the years ended December 31, 2016, 2015, and 2014 follows:

Year ended December 31, 2016. Total income tax expense for the year ended December 31, 2016 was $2.1 million. Income tax expense for 2016 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of December 31, 2016, we had a total of $1.1 million of deferred tax assets for which we had recorded no valuation allowance. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In addition to deferred tax assets carried on our balance sheet, we also had net federal research and development credit carryforwards available at December 31, 2016 of $4.8 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under current generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent these assets can be used to reduce taxes, the benefit must be recorded as a reduction to additional paid-in capital. In 2016, we used $0.7 million of these research tax credits to reduce our tax liability. The benefit related to the usage was recorded to additional paid-in capital.

Year ended December 31, 2015. We recorded a benefit from income taxes of $0.5 million for the year ended December 31, 2015. The benefit from income taxes was the result of a $1.9 million tax benefit from the reversal of a reserve for uncertain tax positions, which was partially offset by $1.4 million of income taxes on pre-tax income based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by research tax credits and permanent adjustments.

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

In 2015, we recorded a tax benefit of $0.6 million that reduced our tax liability. This benefit was recorded in equity as it was related to federal and state research tax credits that represented excess stock compensation deductions.

Year ended December 31, 2014. Total income tax expense for the year ended December 31, 2014 was $2.7 million. Income tax expense for 2014 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by Federal research tax credits and permanent adjustments.

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

Cash flow from operating activities

In the years ended December 31, 2016, 2015, and 2014, our operating activities provided net cash of $3.8 million, $6.7 million, and $6.3 million, respectively. A discussion of cash flow from operating activities for each of the last three years follows:

Year ended December 31, 2016. Cash provided by operating activities was $3.8 million in 2016. Cash provided by operations was primarily the result of $4.1 million of net income and the add back of $1.2 million of non-cash items for depreciation, amortization and stock-based compensation. Cash from these sources was partially offset by $1.5 million of changes in assets and liabilities.

Year ended December 31, 2015. Cash provided by operating activities was $6.7 million in 2015. Cash provided by operations was primarily the result of net income of $4.6 million and the add back of $1.3 million of non-cash items for depreciation, amortization and stock-based compensation. Cash provided by operating activities was reduced by a $1.9 million non-cash item related to the reversal of a reserve for uncertain tax positions that was included as a tax benefit in net income. Cash provided by operating activities also included $2.7 million of cash from changes in assets and liabilities. The most significant change in assets and liabilities was an increase in deferred revenue as a result of a $4.6 million revenue transaction payment in 2015 for which we deferred $3.7 million of license and maintenance revenue.

Year ended December 31, 2014. Cash provided by operating activities was $6.3 million in 2014. Cash provided by operations was primarily the result of $4.6 million of net income and the add back of $1.4 million of non-cash items for depreciation, amortization and stock-based compensation. Cash provided by operating activities was reduced by a $2.1 million gain on the sale of patent assets that was included in net income, but was included in cash flow from investing activities in the statements of cash flow. Cash provided by operating activities also included $2.4 million of cash from changes in assets and liabilities.

Cash flow from investing activities

In the year ended December 31, 2016, our investing activities used net cash of $0.1 million. In the years ended December 31, 2015 and 2014, our investing activities provided net cash of $0.1 million and $3.4 million, respectively. A discussion of cash flow from investing activities for each of the last three years follows:

Year ended December 31, 2016. Cash used by investing activities of $0.1 million in 2016 consisted of purchases of property and equipment.

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

Cash flow from financing activities

In the years ended December 31, 2016 and 2014, our financing activities used net cash of $3.0 million and $38.4 million, respectively. In the year ended December 31, 2015, our financing activities provided net cash of $0.4 million. A discussion of cash flow from financing activities for each of the last three years follows:

Year ended December 31, 2016. Cash used in financing activities was $3.0 million in 2016. Financing activity cash usage was primarily the result of $3.7 million used to buy back stock under our stock repurchase program and $136,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $0.7 million of excess tax benefits from stock-based compensation and $44,000 of cash received from the issuance of stock under our ESPP program.

Year ended December 31, 2015. Cash provided by financing activities was $0.4 million in 2015. Cash provided by financing activities was primarily the result of a $0.6 million tax benefit related to excess stock-based compensation, which was partially offset by $0.2 million used to repurchase stock from employees in connection with stock issuances under a stock grant program.

Year ended December 31, 2014. Cash used by financing activities was $38.4 million in 2014. Financing activity cash usage was primarily the result of a $39.9 million dividend payment and $0.2 million used to repurchase stock from employees in connection with stock issuances under a stock grant program. Cash used by these two items was partially offset by: i) a $1.2 million tax benefit related to excess stock-based compensation; and ii) $0.5 million of proceeds from the exercise of stock options.

At December 31, 2016, we had cash and cash equivalents of $51.9 million and investments of $1.0 million. While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.

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

CONTRACTUAL OBLIGATIONS

We have various contractual obligations affecting our liquidity. The following represents our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contracts	$750	$750	$-	$-	$-
Purchase orders	38	38
Total	$788	$788	$-	$-	$-

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets primarily relate to temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2016, we had a total of $1.1 million of deferred tax assets for which we had recorded no valuation allowance.

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

We have begun to evaluate the effect the new revenue standard will have on our consolidated financial statements and related disclosures, but have not completed our evaluation and implementation process. We intend to complete that process during 2017 and adopt the new standard on January 1, 2018 using the full retrospective adoption transition method. Based on our preliminary evaluations to date, we believe that revenue recognized under the new standard will generally approximate revenue recognized under current GAAP with the exception of the following contracts:

i)	2015 imaging software license contract. We consummated a $4.625 million license contract in October 2015 that included a $4.5 million license fee plus a $125,000 software maintenance fee. We delivered the licensed software and the customer paid us in the fourth quarter of 2015. Under current GAAP, we were unable to establish VSOE for the maintenance element and, as a result we recognized the total fee ratably over the twelve-month period that ran from October 2015 to October 2016. We believe that under the new standard, license revenue from that contract will be recognized in 2015 when control over the software was transferred to the customer. If so, that change would have a material impact on our 2015 and 2016 financial statements.
ii)	DSL royalty contracts. Under our current revenue recognition policy, we recognize DSL royalty revenue in the period in which we receive royalty reports, which is typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we will be required to make estimates of royalties earned in the current period and record royalty revenue based on those estimates.
iii)	Minimum license/royalty payment contracts. Some of our revenue contracts require customers to make minimum license/royalty payments. Under current GAAP, we recognize that revenue when those minimum payments become due. Under the new standard, we may have to recognize the net present value of expected minimum payments in the period in which such contracts are signed.

The foregoing observations are subject to change as we complete our implementation process.

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

FASB ASU No. 2016-09. In March 2016, the FASB issued Accounting Standard Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. For public companies, the standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.

We intend to adopt ASU No. 2016-09 in the first quarter of 2017. As discussed in Note 4, we have research and development tax credit carryforwards related to excess stock compensation deductions. These tax credits are not recorded as deferred tax assets under current accounting standards, however they would be recorded as deferred tax assets with a corresponding credit to retained earnings under ASU No. 2016-09. We are currently evaluating whether we would need to establish a valuation allowance on our tax credit carryforwards which will affect the amount we record as a deferred tax asset in the first quarter of 2017.

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

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of December 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at December 31, 2016 consisted of two elements:

1.	Cash and cash equivalents. As of December 31, 2016, our cash and cash equivalents of $51.9 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.	Investments. As of December 31, 2016, our investments of $1.0 million were invested in high yield bonds with two corporate debt issuers, which mature in 2017 and 2018. While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the one to two year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

We do not use derivative financial instruments for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aware, Inc,

We have audited the accompanying consolidated balance sheets of Aware, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and the financial statement schedule of Aware, Inc. listed in Item 15(a). We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

Boston, Massachusetts

February 10, 2017

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$51,913	$51,232
Accounts receivable (less allowance for doubtful accounts of $20 at December 31, 2016 and 2015)	3,016	4,743
Prepaid expenses and other current assets	268	483
Total current assets	55,197	56,458

Property and equipment, net	4,634	4,977
Investments	951	869
Deferred tax assets	1,078	999
Other assets	124	316
Total assets	$61,984	$63,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$234
Accrued expenses	1,075	952
Accrued income taxes	-	236
Deferred revenue	2,722	5,885
Total current liabilities	3,932	7,307

Long-term deferred revenue	211	131

Commitments and contingent liabilities (Note 8)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2016 and 2015; issued and outstanding 22,370,713 in 2016 and 22,935,988 in 2015	224	229
Additional paid-in capital	100,485	102,968
Accumulated other comprehensive loss	(19)	(64)
Accumulated deficit	(42,849)	(46,952)
Total stockholders’ equity	57,841	56,181
Total liabilities and stockholders’ equity	$61,984	$63,619

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Revenue:
Software licenses	$14,093	$10,113	$8,537
Software maintenance	5,126	4,706	4,351
Services	1,749	3,304	5,173
Hardware	317	1,094	4,933
Royalties	281	404	726
Total revenue	21,566	19,621	23,720

Costs and expenses:
Cost of software licenses	1,101	-	-
Cost of services	766	1,790	2,359
Cost of hardware	234	717	3,485
Research and development	6,938	5,800	5,505
Selling and marketing	4,142	3,945	3,741
General and administrative	3,286	3,497	3,668
Total costs and expenses	16,467	15,749	18,758

Patent related income	809	43	2,127

Operating income	5,908	3,915	7,089
Other income (expense)	-	12	(59)
Interest income	280	151	225
Income before provision for income taxes	6,188	4,078	7,255
Provision for (benefit from) income taxes	2,085	(536)	2,672
Net income	$4,103	$4,614	$4,583

Net income per share – basic	$0.18	$0.20	$0.20
Net income per share – diluted	$0.18	$0.20	$0.20

Weighted-average shares - basic	22,829	22,899	22,703
Weighted-average shares - diluted	22,898	22,965	22,787

Comprehensive income:
Net income	$4,103	$4,614	$4,583
Other comprehensive income (net of tax):
Unrealized gain/(loss) on available for sale securities	45	(35)	96
Comprehensive income	$4,148	$4,579	$4,679

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$4,103	$4,614	$4,583
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	622	640	541
Stock-based compensation	558	689	915
Reversal of reserve for uncertain tax positions	-	(1,914)	-
Gain on sale of patent assets	-	(43)	(2,127)
Amortization of premium (discount) on investments	(13)	(11)	(3)
(Gain)/loss on sale of investments	-	(12)	59
Deferred tax benefit (expense) on other comprehensive income	(24)	18	(66)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	1,727	(1,124)	963
Inventories	-	2	1,599
Prepaid expenses and other current assets	215	(82)	294
Deferred tax assets	(79)	(27)	173
Accounts payable	(99)	(24)	(1,258)
Accrued expenses	123	132	23
Accrued income taxes	(236)	236	-
Deferred revenue	(3,083)	3,590	560
Net cash provided by operating activities	3,814	6,684	6,256

Cash flows from investing activities:
Purchases of property and equipment	(87)	(127)	(135)
Sales of investments	-	529	1,432
Proceeds from sale of patent assets, net	-	43	2,127
Purchase of other assets	-	(320)	-
Net cash provided by (used in) investing activities	(87)	125	3,424

Cash flows from financing activities:
Proceeds from issuance of common stock	44	40	508
Payment of dividends	-	-	(39,905)
Excess tax benefits from stock-based compensation	701	554	1,247
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(136)	(156)	(205)
Repurchase of common stock	(3,655)	-	-
Net cash provided by (used in) financing activities	(3,046)	438	(38,355)

Increase/(decrease) in cash and cash equivalents	681	7,247	(28,675)
Cash and cash equivalents, beginning of year	51,232	43,985	72,660

Cash and cash equivalents, end of year	$51,913	$51,232	$43,985

Supplemental disclosure:
Cash paid for income taxes	$1,553	$571	$1,018

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balance at December 31, 2013	22,574	$226	$101,293	$(125)	$(16,244)	$85,150

Exercise of common stock options	118	1	468			469
Issuance of unrestricted stock	141	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(32)	-	(205)			(205)
Issuance of common stock under employee stock purchase plan	8	-	39			39
Stock-based compensation expense			915			915
Tax benefits from stock-based awards			1,247			1,247
Dividend payment					(39,905)	(39,905)
Accumulated other comprehensive loss:
Unrealized gain on securities				162		162
Deferred tax expense on unrealized gain				(66)		(66)
Net income					4,583	4,583

Balance at December 31, 2014	22,809	228	103,756	(29)	(51,566)	52,389

Issuance of unrestricted stock	152	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(36)	-	(156)			(156)
Issuance of common stock under employee stock purchase plan	11	-	40			40
Reversal of reserve for uncertain tax positions			(1,914)			(1,914)
Stock-based compensation expense			689			689
Tax benefits from stock-based awards			554			554
Accumulated other comprehensive loss:
Unrealized loss on securities				(53)		(53)
Deferred tax benefit on unrealized loss				18		18
Net income					4,614	4,614

Balance at December 31, 2015	22,936	229	102,968	(64)	(46,952)	56,181

Issuance of unrestricted stock	152	2	(2)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(36)	-	(136)			(136)
Issuance of common stock under employee stock purchase plan	10	-	44			44
Stock-based compensation expense			558			558
Tax benefits from stock-based awards			701			701
Repurchase of common stock	(691)	(7)	(3,648)			(3,655)
Accumulated other comprehensive loss:
Unrealized gain on securities				69		69
Deferred tax expense on unrealized gain				(24)		(24)
Net income					4,103	4,103

Balance at December 31, 2016	22,371	$224	$100,485	$(19)	$(42,849)	$57,841

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

Cash and cash equivalents, which primarily include money market mutual funds, were $51.9 million and $51.2 million as of December 31, 2016 and December 31, 2015, respectively. We classified our cash equivalents of $49.8 million and $43.0 million as of December 31, 2016 and 2015, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Debt securities with maturities greater than one year are classified as long term assets. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements. We had $1.0 million and $0.9 million of available-for-sale investments as of December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$951	$-	$-
Money market funds (included in cash and cash equivalents)	49,839
Total	$50,790	$-	$-

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

Investments - At December 31, 2016 and 2015, we categorized all investment securities as available-for-sale, since we may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders’ equity called Accumulated Comprehensive Income.

There were no realized gains or losses on investments in the year ended December 31, 2016. Realized gains on investments were $12,000 in the year ended December 31, 2015. Realized losses on investments were $59,000 in the year ended December 31, 2014.

Unrealized gains on investments were $69,000 and $162,000 in the years ended December 31, 2016 and 2014. Unrealized losses on investments were $53,000 in the year ended December 31, 2015.

The amortized cost of our corporate debt securities was $1.0 million at December 31, 2016. Corporate debt securities comprising investments mature in 2017 and 2018.

Allowance for Doubtful Accounts – Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts.

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We evaluate all inventories for net realizable value on a quarterly basis, and record provisions for excess and obsolete inventory when required. We had no inventories at December 31, 2016 and 2015.

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If an impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time. We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2016 and 2015.

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

Multiple element arrangements with software and software related elements

In addition to selling software licenses, software maintenance and software services in single element arrangements, we also sell these three products as part of multiple element arrangements. We apply the provisions of ASC 985-605, Software Revenue Recognition, to these arrangements because all the elements are software or software related. The various combinations of multiple element arrangements and our revenue recognition for each are described as follows:

•	Software licenses and software maintenance. When software licenses and software maintenance contracts are sold together, we recognize software license revenue upon delivery, provided we have vendor specific objective evidence (“VSOE”) for the fair value of the maintenance contract fee, and we recognize the fair value of maintenance contract revenue ratably over the related contract period. Under ASC 985-605, the residual method is the appropriate manner in which to allocate arrangement consideration to the license when VSOE exists for all undelivered elements (e.g., PCS), but not for the delivered element (e.g., the license). When we do not have VSOE for PCS, we recognize the entire arrangement fee over the contractual PCS period. As a result of not having VSOE for PCS in one arrangement in 2015, we deferred $3.6 million of license revenue at December 31, 2015 under this policy. We recognized the entire $3.6 million amount deferred in 2015 as revenue in 2016.

•	Software licenses and services. When software licenses and software engineering services are sold together, the total fee is generally recognized by applying contract accounting. We have adopted the percentage-of-completion method of contract accounting, and we generally use an input method (i.e., labor hours) to determine our completion percentage. The software license portion of the arrangement is classified as software license revenue and the engineering services portion is classified as services revenue in our consolidated statements of income and comprehensive income.

•	Software licenses, software maintenance and services. When we sell software licenses, software maintenance and software services together, revenue is recognized as follows: i) software maintenance revenue is separated from the other two elements and is recognized ratably over the related software maintenance contract period; provided we have VSOE for the fair value of the maintenance element; and ii) the total fee from the software license and engineering service elements is recognized by applying the contract accounting method described in the previous paragraph.

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

Capitalization of Software Costs – We capitalize certain internally developed software development costs after technological feasibility of the product has been established. No software costs were capitalized for the years ended December 31, 2016, 2015 and 2014, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2016 and 2015, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $51.7 million and $51.0 million, respectively.

Concentration of credit risk with respect to net accounts receivable consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable at December 31:

	2016	2015
Customer A	17%	1%
Customer B	13%	7%
Customer C	13%	1%
Customer D	5%	26%
Customer E	-%	17%

Concentration of credit risk with respect to our investment portfolio consisted of $0.5 million and $0.5 million with two issuers of corporate debt securities, respectively, at December 31, 2016, and $0.5 million and $0.4 million with two issuers of corporate debt securities, respectively, at December 31, 2015

Stock-Based Compensation – We grant stock and stock options to our employees and directors. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award.

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

Advertising Costs – Advertising costs are expensed as incurred and were not material for 2016, 2015, and 2014.

Recent Accounting Pronouncements:

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

We have begun to evaluate the effect the new revenue standard will have on our consolidated financial statements and related disclosures, but have not completed our evaluation and implementation process. We intend to complete that process during 2017 and adopt the new standard on January 1, 2018 using the full retrospective adoption transition method. Based on our preliminary evaluations to date, we believe that revenue recognized under the new standard will generally approximate revenue recognized under current GAAP with the exception of the following contracts:

i)	2015 imaging software license contract. We consummated a $4.625 million license contract in October 2015 that included a $4.5 million license fee plus a $125,000 software maintenance fee. We delivered the licensed software and the customer paid us in the fourth quarter of 2015. Under current GAAP, we were unable to establish VSOE for the maintenance element and, as a result we recognized the total fee ratably over the twelve-month period that ran from October 2015 to October 2016. We believe that under the new standard, license revenue from that contract will be recognized in 2015 when control over the software was transferred to the customer. If so, that change would have a material impact on our 2015 and 2016 financial statements.
ii)	DSL royalty contracts. Under our current revenue recognition policy, we recognize DSL royalty revenue in the period in which we receive royalty reports, which is typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we will be required to make estimates of royalties earned in the current period and record royalty revenue based on those estimates.
iii)	Minimum license/royalty payment contracts. Some of our revenue contracts require customers to make minimum license/royalty payments. Under current GAAP, we recognize that revenue when those minimum payments become due. Under the new standard, we may have to recognize the net present value of expected minimum payments in the period in which such contracts are signed.

The foregoing observations are subject to change as we complete our implementation process.

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASU No. 2016-09. In March 2016, the FASB issued Accounting Standard Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. For public companies, the standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.

We intend to adopt ASU No. 2016-09 in the first quarter of 2017. As discussed in Note 4, we have research and development tax credit carryforwards related to excess stock compensation deductions. These tax credits are not recorded as deferred tax assets under current accounting standards, however they would be recorded as deferred tax assets with a corresponding credit to retained earnings under ASU No. 2016-09. We are currently evaluating whether we would need to establish a valuation allowance on our tax credit carryforwards which will affect the amount we record as a deferred tax asset in the first quarter of 2017.

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

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of December 31, 2016.

Segments – We organize ourselves into a single segment reporting to the chief operating decision makers. We have sales outside of the United States, which are described in Note 8. All long-lived assets are maintained in the United States.

3.	PATENT RELATED INCOME

The composition of patent related income in 2016, 2015 and 2014 was as follows:

Year ended December 31, 2016. We had $0.8 million of income from a patent arrangement in 2016. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. Such third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. The party reported and we recorded $0.8 million of income from this arrangement in the year ended December 31, 2016.

We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Year ended December 31, 2015. We had a $43,000 gain on the sale of patent assets in 2015. We sold a portion of our patent portfolio pertaining to home networking technology to an unrelated third party for $50,000. The proceeds from the sale were reduced by $7,000 of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale. We recorded a gain of $43,000 on the sale.

Future patent sales are likely to be minimal as our remaining patents and patent applications pertain primarily to biometrics and imaging compression. Our current intent is to retain these patents for use in the business.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2014. We had a $2.1 million gain on the sale of patent assets in 2014. We sold a portion of our patent portfolio pertaining to DSL diagnostic technology to an unrelated third party for $2.6 million. The proceeds from the sale were reduced by $0.5 million of transaction costs, which consisted primarily of fees from the law firm that assisted us in the sale. We recorded a gain of $2.1 million on the sale.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2016	2015
Land	$1,056	$1,056
Building and improvements	9,060	9,060
Computer equipment	629	626
Purchased software	83	83
Furniture and fixtures	778	778
Office equipment	166	166
Total	11,772	11,769
Less accumulated depreciation and amortization	(7,138)	(6,792)
Property and equipment, net	$4,634	$4,977

Depreciation expense was $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. In 2016, 2015 and 2014, we identified $0.1 million, $0.1 million, and $0.1 million of assets no longer in use and retired the assets and related accumulated depreciation.

5.	INCOME TAXES

We made provisions for income taxes in the years ended December 31, 2016 and 2014 of $2.1 million and $2.7 million, respectively. We recorded a benefit from income taxes of $0.5 million in the year ended December 31, 2015. The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$1,807	$(807)	$1,976
State	410	280	589
	2,217	(527)	2,565
Deferred:
Federal	(120)	(16)	93
State	(12)	7	14
	(132)	(9)	107

Provision for (benefit from) income taxes	$2,085	$(536)	$2,672

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2016	2015	2014
Federal statutory rate	34%	34%	34%
State rate, net of federal benefit	5	5	5
Tax credits	(4)	(4)	(1)
Permanent adjustments	(1)	(2)	(1)
Reversal of reserve	-	(47)	-
Other	-	1	-
Effective tax rate	34%	(13%)	37%

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense for the year ended December 31, 2016 was $2.1 million. Income tax expense in 2016 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

We recorded a benefit from income taxes of $0.5 million for the year ended December 31, 2015. The benefit from income taxes was the result of a $1.9 million tax benefit from the reversal of a reserve for uncertain tax positions, which was partially offset by $1.4 million of income taxes on pre-tax income based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by research tax credits and permanent adjustments.

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

As of December 31, 2016 and 2015, we had deferred tax assets for which we had recorded no valuation allowance. The principal components of deferred tax assets were as follows at December 31 (in thousands):

	2016	2015
Depreciation	$435	$394
Stock compensation	225	256
Capitalized research and development costs	-	39
Other	418	310
Total	1,078	999
Less valuation allowance	(-)	(-)
Deferred tax assets, net	$1,078	$999

We will continue to assess the level of valuation allowance required in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

A rollforward of the uncertain tax position related to our research and development tax credits is as follows (in thousands):

Uncertain tax positions at December 31, 2013	$2,945
Increase due to positions taken in prior periods	-
Uncertain tax positions at December 31, 2014	2,945
Decrease due to completion of IRS examination	(1,913)
Uncertain tax positions at December 31, 2015	1,032
Increase due to positions taken in prior periods	-
Uncertain tax positions at December 31, 2016	$1,032

Uncertain tax positions of $0.7 million will impact our tax rate if realized. The difference between this amount and the total uncertain tax positions in the table above is the federal tax effect on state tax credits.

In addition to deferred tax assets carried on our balance sheet, we also had net federal research and development credit carryforwards available at December 31, 2016 of $4.8 million. These credits were not recorded as tax assets as they relate to excess stock compensation deductions that may not be recorded as tax assets under current generally accepted accounting principles until the amounts have been utilized to reduce our tax liability. To the extent that these assets were used to reduce taxes in 2016, 2015, and 2014, the benefits were recorded as a reduction to additional paid-in capital. In 2016, 2015 and 2014, we recorded tax benefits to additional paid-in capital of $0.7 million, $0.6 million, and $1.2 million, respectively. As noted in Recent Accounting Pronouncements in Note 2, our tax credit carryforwards will be subject to a new accounting standard in 2017, which will change the way we account for them beginning in the first quarter of 2017.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, we had no accrued interest or penalties related to uncertain tax positions.

The tax years from 2013 through 2016 are subject to examination by the IRS and the tax years 2000 through 2016 are subject to examination by state tax authorities.

6.	EQUITY AND STOCK COMPENSATION PLANS

Fixed Stock Option Plan – We have one active fixed stock option plan which is our 2001 Nonqualified Stock Plan (“2001 Plan”). We are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock under this plan. As of December 31, 2016, there were 4,850,662 shares available for grant under the 2001 Plan.

Options are granted at exercise prices as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Options generally vest over three to five years.

The following table presents stock-based employee compensation expenses included in our consolidated statements of income and comprehensive income (in thousands):

	Years ended December 31,
	2016	2015	2014
Cost of services	$10	$28	$44
Research and development	86	89	106
Selling and marketing	11	13	17
General and administrative	451	559	748
Stock-based compensation expense	$558	$689	$915

Stock-based compensation expense in the preceding table includes expenses associated with grants of: i) stock options; and iii) unrestricted shares of our common stock. The methods used to determine stock-based compensation expense for each type of equity grant are described in the following paragraphs.

Stock Option Grants. We did not grant any stock options in the years ended December 31, 2016, 2015 and 2014. When we grant stock options we estimate the fair value of those stock options using the Black-Scholes valuation model. The Black-Scholes valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We do not estimate our forfeiture rates as the actual forfeiture rate is known at the end of each reporting period due to the timing of our stock option vesting.

Unrestricted Stock Grants. Our 2001 Plan permits us to grant shares of unrestricted stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date. We granted 152,000, 152,000, and 152,000 shares of unrestricted stock during the years ended December 31, 2016, 2015, and 2014, respectively.

The accounting treatment of unrestricted stock awards in 2016, 2015 and 2014 is described below:

Year ended December 31, 2016. In March 2016, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2016 and December 31, 2016. We expensed $558,000 of stock-based compensation expense related to this grant in the year ended December 31, 2016. There was no unamortized stock-based compensation charge associated with this stock grant as of December 31, 2016.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We issued shares of common stock related to the March 2016 grant as follows: i) 58,902 net shares of common stock were issued in early July 2016 after employees surrendered 17,098 shares for which we paid $74,000 of withholding taxes on their behalf; and ii) 56,443 net shares of common stock were issued in early January 2017 after employees surrendered 19,557 shares for which we paid $119,000 of withholding taxes on their behalf.

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

A summary of stock option transactions for our fixed stock option plan for the years ended December 31, 2016, 2015, and 2014 are presented below:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	86,202	$4.37	106,202	$4.71	1,004,989	$5.68
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	(117,783)	3.98
Forfeited or cancelled	-	-	(20,000)	6.18	(781,004)	6.07
Outstanding at end of year	86,202	$4.37	86,202	$4.37	106,202	$4.71

Exercisable at year end	86,202	$4.37	86,202	$4.37	104,117	$4.69

Total options outstanding at December 31, 2016 were 86,202. All of those options were vested and had a weighted average exercise price of $4.37.

No stock options were granted in the years ended December 31, 2016, 2015 and 2014. No options were exercised in the years ended December 31, 2016 and 2015.

At December 31, 2016, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 1.1 years for each.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016, the aggregate intrinsic value of options outstanding and options exercisable was $149,000 for each. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes the stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$2 to $3	18,000	$2.52	2.38	18,000	$2.52
$3 to $4	14,168	3.57	.82	14,168	3.57
$4 to $5	33,200	4.64	.93	33,200	4.64
$6 to $7	20,834	6.10	.36	20,834	6.10
	86,202	$4.37	1.08	86,202	$4.37

At December 31, 2016, there was no unrecognized compensation expense related to non-vested stock options as there were no non-vested stock options.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period. There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of December 31, 2016 there were 79,903 shares available for future issuance under the ESPP Plan. We issued 9,473, 11,561, and 8,022 common shares under the ESPP Plan in 2016, 2015, and 2014, respectively.

Share Purchases - On April 26, 2016, we announced that our Board of Directors had approved a program authorizing the Company to purchase up to $10 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase our stock expires on December 31, 2017. We repurchased 690,801 shares for a total cost of $3.7 million during the year ended December 31, 2016.

Dividends – We did not pay dividends in the years ended December 31, 2016 and 2015. In the year ended December 31, 2014, our board of directors declared a special cash dividend of $1.75 per share. The dividend was paid on July 24, 2014 to shareholders of record as of July 10, 2014. The total dividend payment was $39.9 million.

7.	COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments – We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997. We have no real estate lease commitments and de minimis equipment lease commitments.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2016	2015	2014
United States	$17,806	$11,737	$18,168
Brazil	1,302	2,163	848
Rest of world	2,458	5,721	4,704
	$21,566	$19,621	$23,720

Revenue by product group was (in thousands):

	Year ended December 31,
	2016	2015	2014
Biometrics	$16,546	$16,916	$21,436
Imaging	4,739	2,301	1,558
DSL royalties	281	404	726
	$21,566	$19,621	$23,720

The portion of total revenue that was derived from major customers was as follows:

	Year ended December 31,
	2016	2015	2014
Customer A	18%	3%	10%
Customer B	18%	6%	1%
Customer C	12%	2%	5%
Customer D	6%	9%	24%
Customer E	5%	10%	2%

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were approximately $225,000, $216,000, and $198,000 in 2016, 2015 and 2014, respectively.

10.	NET INCOME PER SHARE

Net income per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2016	2015	2014

Net income	$4,103	$4,614	$4,583

Shares outstanding:
Weighted-average common shares outstanding	22,829	22,899	22,703
Additional dilutive common stock equivalents	69	66	84
Diluted shares outstanding	22,898	22,965	22,787

Net income per share – basic	$0.18	$0.20	$0.20
Net income per share - diluted	$0.18	$0.20	$0.20

For the years ended December 31, 2016, 2015 and 2014, options to purchase 54,034, 54,034, and 40,834 shares of common stock at weighted average exercise prices of $5.20, $5.20, and $6.14 per share, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification	December 31,
	2015	Decrease	Adjustments	2016

Unrealized losses on available for sale securities	$(137)	$92	$-	$(45)
Unrealized gains on available for sale securities	40	(23)	-	17
Net unrealized gains (losses) on available for sale securities	(97)	69	-	(28)
Income tax benefit (expense) on other comprehensive loss	33	(24)	-	9
Total accumulated other comprehensive loss, net of taxes	$(64)	$45	$-	$(19)

12.	OFF-BALANCE SHEET ARRANGEMENTS

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

The following table is a summary of certain items in the consolidated statements of income and comprehensive income for each of our quarters in the two-year period ended December 31, 2016 (in thousands, except per share data).

	2016 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,834	$6,904	$5,899	$3,929
Operating income	880	2,074	2,313	641
Net income	635	1,436	1,573	460

Net income per share – basic	$0.03	$0.06	$0.07	$0.02
Net income per share – diluted	$0.03	$0.06	$0.07	$0.02

	2015 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,123	$4,510	$4,041	$6,946
Operating income	384	477	429	2,625
Net income	272	319	2,197	1,826

Net income per share – basic	$0.01	$0.01	$0.10	$0.08
Net income per share – diluted	$0.01	$0.01	$0.10	$0.08

Quarterly amounts may not sum to annual amounts due to rounding and dilution.

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts – Years ended December 31, 2016, 2015, and 2014

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D	Col. E
Additions
	Balance at	Charged to	Charged	Deductions	Balance
	Beginning	Costs and	to Other	Charged to	at End
	of Period	Expenses	Accounts	Reserves	of Period
Allowance for doubtful accounts receivable:
2016	$20	$-	$-	$-	$20
2015	$20	$-	$-	$-	$20
2014	$20	$-	$-	$-	$20

Inventory reserves:
2016	$-	$-	$-	$-	$-
2015	$-	$-	$-	$-	$-
2014	$-	$-	$-	$-	$-

Warranty reserves:
2016	$-	$-	$-	$-	$-
2015	$-	$-	$-	$-	$-
2014	$-	$-	$-	$-	$-

Deferred tax asset valuation allowance:
2016	$-	$-	$-	$-	$-
2015	$-	$-	$-	$-	$-
2014	$-	$-	$-	$-	$-

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our co-chief executive officers and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal co-executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 24, 2017 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 24, 2017 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 24, 2017 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our May 24, 2017 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 24, 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a) Financial Statements and Exhibits:

(3) Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).
10.1*	1996 Employee Stock Purchase Plan, as amended and restated (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005 and incorporated herein by reference).
10.2*	Form of Indemnification Agreement for Directors and Officers of Aware, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 22, 2011 and incorporated herein by reference).
10.3*	2001 Nonqualified Stock Plan (filed as Exhibit 99(d)(4) to the Company’s Schedule TO filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference).
10.4*	Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors prior to May 21, 2008 (filed as Exhibit 10.6 to Company’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.5*	Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors from and after May 21, 2008 (filed as Exhibit 10.8 to Company’s Form 8-K on May 22, 2008 and incorporated herein by reference)
10.6*	Form of Unrestricted Stock Award for outside directors of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.1 to Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).
10.7*	Form of Unrestricted Stock Award for officers of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.2 to Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).
10.8	Asset Purchase Agreement by and between Aware, Inc. and Lantiq Broadband Holdco, Inc. and Lantiq Deutschland GmbH dated October 14, 2009 (filed as Exhibit 10.8 to Company’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).
10.9*	Form of Unrestricted Stock Award for executive officers and directors of Aware, Inc. under the 2001 Nonqualified Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2013 and incorporated herein by reference).

10.10*	Form of Change in Control Retention Agreement between Aware, Inc. and each of Richard P. Moberg and Kevin T. Russell (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2015 and incorporated herein by reference).
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014; and (v) Notes to Consolidated Financial Statements.

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
Accounting Officer)

Date: February 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of February 2016.

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

