Form 10-Q
period 2017-03-31
AWARE INC /MA/
filed 2017-04-28
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended March 31, 2017

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of April 24, 2017:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	21,837,605 shares

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$48,993	$51,913
Accounts receivable, net	3,391	3,016
Prepaid expenses and other current assets	299	268
Total current assets	52,683	55,197

Property and equipment, net	4,532	4,634
Investments	996	951
Deferred tax assets	5,802	1,078
Other assets	98	124
Total assets	$64,111	$61,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$405	$135
Accrued expenses	1,080	1,075
Accrued income taxes	36	-
Deferred revenue	2,240	2,722
Total current liabilities	3,761	3,932

Long-term deferred revenue	181	211

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,837,605 as of March 31, 2017 and 22,370,713 as of December 31, 2016	218	224
Additional paid-in capital	97,628	100,485
Accumulated other comprehensive loss	9	(19)
Accumulated deficit	(37,686)	(42,849)
Total stockholders’ equity	60,169	57,841

Total liabilities and stockholders’ equity	$64,111	$61,984

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Software licenses	$2,686	$2,774
Software maintenance	1,253	1,282
Services	374	419
Hardware	-	286
Royalties	34	73
Total revenue	4,347	4,834

Costs and expenses:
Cost of software licenses	247	243
Cost of services	216	213
Cost of hardware	-	205
Research and development	1,857	1,649
Selling and marketing	942	920
General and administrative	790	724
Total costs and expenses	4,052	3,954

Patent related income	91	-

Operating income	386	880
Interest income	83	67
Income before provision for income taxes	469	947
Provision for income taxes	64	312

Net income	$405	$635

Net income per share – basic	$0.02	$0.03
Net income per share – diluted	$0.02	$0.03

Weighted-average shares - basic	22,255	22,993
Weighted-average shares - diluted	22,321	23,005

Comprehensive income:
Net income	$405	$635
Other comprehensive income (net of tax):
Unrealized gains/(losses) on available for sale securities	28	(4)
Comprehensive income	$433	$631

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$405	$635
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	132	162
Stock-based compensation	71	8
Deferred tax provision (benefit) on other comprehensive income	(14)	1
Amortization of discount on investments	(3)	(3)
Changes in assets and liabilities:
Accounts receivable	(375)	904
Prepaid expenses and other current assets	(31)	(194)
Deferred tax assets	34	127
Accounts payable	270	382
Accrued expenses	5	(129)
Accrued income taxes	36	(236)
Deferred revenue	(512)	(603)
Net cash provided by operating activities	18	1,054

Cash flows from investing activities:
Purchases of property and equipment	(5)	(5)
Net cash used in investing activities	(5)	(5)

Cash flows from financing activities:
Proceeds from issuance of common stock	13	-
Excess tax benefits from stock-based compensation	-	430
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(119)	(61)
Repurchase of common stock	(2,827)	-
Net cash provided by (used in) financing activities	(2,933)	369

Increase (decrease) in cash and cash equivalents	(2,920)	1,418
Cash and cash equivalents, beginning of period	51,913	51,232

Cash and cash equivalents, end of period	$48,993	$52,650

Supplemental disclosure:
Cash paid for income taxes	$12	$275

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A)	Nature of Business. We are a leading provider of software and services to the biometrics industry. Our software products are used in government and commercial biometrics systems, which are capable of determining or verifying an individual’s identity. We also offer engineering services related to software customization, integration, and installation, as well as complete systems development. We sell our biometrics software products and services globally through systems integrators, OEMs, and directly to end user customers. We also derive a portion of our revenue from the sale of imaging software.

B)	Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the three years ended December 31, 2016 in conjunction with our 2016 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2017, and of operations and cash flows for the interim periods ended March 31, 2017 and 2016.

The results of operations for the interim period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $49.0 million and $51.9 million as of March 31, 2017 and December 31, 2016, respectively. We classified our cash equivalents of $47.1 million and $49.8 million as of March 31, 2017 and December 31, 2016 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements. We had $1.0 million of available-for-sale investments as of March 31, 2017 and December 31, 2016.

As of March 31, 2017, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at March 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$996	$-	$-
Money market funds (included in cash and cash equivalents)	47,097
Total	$48,093	$-	$-

As of December 31, 2016, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$951	$-	$-
Money market funds (included in cash and cash equivalents)	49,839
Total	$50,790	$-	$-

D)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016

Net income	$405	$635

Weighted average common shares outstanding	22,255	22,993
Additional dilutive common stock equivalents	66	12
Diluted shares outstanding	22,321	23,005

Net income per share – basic	$0.02	$0.03
Net income per share – diluted	$0.02	$0.03

For the three month periods ended March 31, 2017 and 2016, options to purchase 20,834 and 64,034 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2017	2016

Cost of services	$2	$-
Research and development	12	1
Selling and marketing	1	-
General and administrative	56	7
Stock-based compensation expense	$71	$8

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

We granted shares of unrestricted stock in 2017 and 2016 that affected financial results for the three month periods ended March 31, 2017 and 2016. These grants are described below.

2017 Grant. On February 27, 2017, we granted 134,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2017 and December 31, 2017, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $663,000, of which $71,000 was charged to expense in the three months ended March 31, 2017 and we anticipate the remaining $592,000 will be charged to expense ratably over the remaining three quarters of 2017.

2016 Grant. In March 2016, we granted 152,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2016 and December 31, 2016. We expensed the entire $558,000 stock-based compensation expense related to this grant in 2016. We issued shares of common stock related to this grant as follows: i) 58,902 net shares of common stock were issued in early July 2016 after employees surrendered 17,098 shares for which we paid $74,000 of withholding taxes on their behalf; and ii) 56,443 net shares of common stock were issued in early January 2017 after employees surrendered 19,557 shares for which we paid $119,000 of withholding taxes on their behalf.

F)	Business Segments. We organize ourselves into a single segment that reports to the chief operating decision maker.

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016

United States	$3,243	$3,740
Rest of world	1,104	1,094
	$4,347	$4,834

Revenue by product group for the three months ended March 31, 2017 and 2016 was (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Biometrics	$4,003	$3,285
Imaging	310	1,476
DSL royalties	34	73
	$4,347	$4,834

G)	Recent Accounting Pronouncements.

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

We have begun to evaluate the effect the new revenue standard will have on our consolidated financial statements and related disclosures, but have not completed our evaluation and implementation process. We intend to complete that process during 2017 and adopt the new standard on January 1, 2018 using the full retrospective adoption transition method. Based on our preliminary evaluations to date, we believe that revenue recognized under the new standard will generally approximate revenue recognized under current GAAP with the exception of the following contracts:

i)	2015 imaging software license contract. We consummated a $4.625 million license contract in October 2015 that included a $4.5 million license fee plus a $125,000 software maintenance fee. We delivered the licensed software and the customer paid us in the fourth quarter of 2015. Under current GAAP, we were unable to establish VSOE for the maintenance element and, as a result we recognized the total fee ratably over the twelve-month period that ran from October 2015 to October 2016. We believe that under the new standard, license revenue from that contract will be recognized in 2015 when control over the software was transferred to the customer. If so, that change would have a material impact on our 2015 and 2016 financial statements.
ii)	DSL royalty contracts. Under our current revenue recognition policy, we recognize DSL royalty revenue in the period in which we receive royalty reports, which is typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we will be required to make estimates of royalties earned in the current period and record royalty revenue based on those estimates.

iii)	Minimum license/royalty payment contracts. Some of our revenue contracts require customers to make minimum license/royalty payments. Under current GAAP, we recognize that revenue when those minimum payments become due. Under the new standard, we may have to recognize the expected minimum payments in the period in which such contracts are signed.
iv)	Sales commissions and other third party acquisition costs. Under current GAAP, sales commissions and other third party acquisition costs resulting directly from securing contracts with customers are currently expensed as incurred. ASC 606 will require these costs to be recognized as an asset when incurred and expensed over the associated contract term. As a practical expedient, if the term of the contract is one year or less, the Company will expense the costs as incurred. The Company is currently assessing the impact of the cost guidance.

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

The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. In addition, the new standard eliminates the limitation on recognition of excess stock compensation benefits until such benefits are actually realized, and instead applies the general recognition standard to these deferred tax assets. We adopted ASU 2016-09 in the first quarter of 2017 which will be applied using a modified retrospective approach. Upon adoption, we recorded a deferred tax asset of $4.8 million with an offsetting adjustment to retained earnings related to excess stock compensation deductions that were not previously recorded as tax assets. For the three month period ended March 31, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. We have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of March 31, 2017.

H)	Income Taxes. Income tax expense was $0.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. Income tax expense in the three month periods of 2017 and 2016 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

For the three month period ended March 31, 2016, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules at that time, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.4 million in the three month periods ended March 31, 2016. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

For the three month period ended March 31, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event.

As of March 31, 2017, we had a total of $5.8 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

I)	Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification	March 31,
	2016	Decrease	Adjustments	2017

Unrealized losses on available for sale securities	$(45)	$21	$-	($24)
Unrealized gains on available for sale securities	17	21	-	38
Net unrealized gains (losses) on available for sale securities	(28)	42	-	14
Income tax benefit (expense) on other comprehensive loss	9	(14)	-	(5)
Total accumulated other comprehensive income (loss), net of taxes	$(19)	$28	$-	$9

J)	Share Repurchase Program. On April 26, 2016, we announced that our Board of Directors had approved a program authorizing the Company to purchase up to $10 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase our stock expires on December 31, 2017.

We repurchased 593,719 shares of common stock under this program for a total cost of $2.8 million during the three months ended March 31, 2017. Included in the shares repurchased during the quarter were 210,000 shares repurchased through a privately negotiated transaction. On March 9, 2017, after approval by the Company's Audit Committee and Board of Directors, the Company repurchased 210,000 shares from Richard P. Moberg, the Company's former co-Chief Executive Officer, co-President and Chief Financial Officer and current member of the Board of Directors at a 10% discount off of the market closing price of the Company's stock on March 8, 2017. The closing price of our common stock on March 8, 2017 was $4.85. The resulting sale price, after calculating the ten percent (10%) discount was $4.36 and the total transaction cost was $915,600.

Since the program commenced in April 2016, we have repurchased 1,284,520 shares for a total cost of $6.5 million.

ITEM 2:

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information. However, we may not be able to predict future events accurately. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business.

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

Revenue and operating income for the three months ended March 31, 2017 were $4.3 million and $0.4 million, respectively. These results compared to revenue of $4.8 million and operating income of $0.9 million in the three months ended March 31, 2016. Lower revenue and operating income in the current quarter versus the year ago quarter were primarily due to: i) lower imaging software license sales and no hardware sales that were partially offset by higher biometrics software license sales, and ii) higher operating expenses that were partially offset by lower cost of hardware sales.

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

Software license revenue decreased 3% from $2.8 million in the three months ended March 31, 2016 to $2.7 million in the same three month period in 2017. As a percentage of total revenue, software license revenue increased from 57% in the first quarter of 2016 to 62% in the current year quarter. The $0.1 million decrease in software license revenue was primarily due to: i) a $1.2 million decrease in imaging software license sales, which was offset by ii) a $1.1 million increase in biometrics software license sales. The reasons for the changes in imaging and biometrics software licenses were:

i)	Imaging software licenses – Imaging software license sales were $0.28 million in the first quarter of 2017 versus $1.44 million in the same quarter last year. The decrease was primarily due to a software license agreement we entered into in October 2015 with a systems integrator. The $4.5 million license fee from that arrangement was recognized over a twelve-month period that ran from October 2015 to October 2016. We recognized $1.1 million from that sale in the first quarter of 2016. There is no remaining license revenue to be recognized from this agreement in 2017.

ii)	Biometrics software licenses – Biometrics software license sales were $2.4 million in the first quarter of 2017 versus $1.3 million in the same quarter last year. The increase was primarily due to an increase in license sales to direct government customers and to channel partners that serve government customers.

Software license revenue in the first quarter of 2017 included software sold to the U.S. Marine Corps ("USMC"). The software we delivered included software from third party software vendors. We are unable to predict whether the USMC will purchase this software again in the future.

Software license revenue from Certificadora Digital S.A. (“Certisign”) and other commercial customers fell short of our expectations. The Certisign service rollout continues, but has not resulted in meaningful revenue to date. License revenue from this arrangement specifically and commercial markets generally has been slow to develop.

As described in the strategy section of our Form 10-K for the year ended December 31, 2016, our market strategy is to continue to focus on our legacy government biometrics markets and expand into new commercial biometrics markets. We are unable to predict future revenue from commercial markets as these are emerging markets.

Software maintenance. Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue decreased 2% from $1.28 million in the three months ended March 31, 2016 to $1.25 million in the same three month period in 2017. As a percentage of total revenue, software maintenance revenue increased from 27% in the first quarter of 2016 to 28% in the current year quarter. The dollar decrease in software maintenance revenue was primarily due to lower retention of maintenance renewals during the quarter.

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

Services decreased 11% from $419,000 in the three months ended March 31, 2016 to $375,000 in the same three month period in 2017. As a percentage of total revenue, services was 9% in the first quarter of 2016 and 2017. The dollar decrease in services revenue was primarily due to lower revenue from the U.S. Navy ("the Navy") that was partially offset by an increase in revenue from USMC. Services backlog of $0.1 million was minimal as of March 31, 2017, which means that services revenue in 2017 is unlikely to return to the levels we achieved in 2014 and 2015 unless we are able to obtain new service projects.

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

Hardware revenue decreased 100% from $0.3 million in the three months ended March 31, 2016 to zero in the same three month period in 2017. As a percentage of total revenue, hardware revenue decreased from 6% in the first quarter of 2016 to 0% in the current year quarter. The dollar decrease in hardware revenue was due to the delivery of an order in the first quarter of 2016 whereas we had no such order in the current year quarter.

We believe that future hardware orders from the Navy may be minimal as we believe it has completed the bulk of its purchasing. We had no hardware orders in backlog as of March 31, 2017. It is worth noting that our strategy does not include maintaining or growing biometrics hardware revenue. We agreed to provide hardware products as an accommodation to this important customer.

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

Royalties decreased 53% from $73,000 in the three months ended March 31, 2016 to $34,000 in the same three month period in 2017. As a percentage of total revenue, royalties decreased from 2% in the first quarter of 2016 to 1% in the corresponding period of 2017.

We do not consider DSL royalties to be a key element of our strategy and we expect that this revenue will continue to decline in future periods.

Cost of software licenses. Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the Navy and USMC.

Cost of software licenses increased 2% from $243,000 in the three months ended March 31, 2016 to $247,000 in the same three month period in 2017. Cost of software licenses as a percentage of software license sales was 9% in the first three months of 2016 and 2017, which means that gross margins were 91% in both periods. The dollar increase in cost of software licenses was primarily due to the delivery of software to the USMC that included third party software.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 1% from $213,000 in the three months ended March 31, 2016 to $216,000 in the same three month period in 2017. Cost of services as a percentage of services increased from 51% in the first three months of 2016 to 59% in the current year quarter, which means that gross margins decreased from 49% to 41%. The dollar increase in cost of services in the first quarter of 2017 was due to slightly higher costs associated with our service projects.

Cost of hardware. Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales decreased 100% from $205,000 in the three months ended March 31, 2016 to zero in the same three month period in 2017. The dollar decrease in cost of hardware was due to the delivery of replacement parts to the Navy in the first quarter of 2016, whereas we had no hardware shipments in the current year quarter.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended March 31,
	2017	2016

Research and development expense	$1,857	$1,649
Cost of services	216	213
Total engineering costs	$2,073	$1,862

Research and development expense increased 13% from $1.65 million in the three months ended March 31, 2016 to $1.86 million in the same three month period in 2017. As a percentage of total revenue, research and development expense increased from 34% in the first quarter of 2016 to 43% in the corresponding period of 2017. The increase in research and development expense was primarily due to the engagement of a third party software development company to assist us in the development of an important new product. Work commenced in the fourth quarter of 2016 and we expect that research and development expenses in the remainder of 2017 may include an additional $550,000 depending on the achievement of contract milestones.

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

Sales and marketing expense increased 2% from $0.92 million in the three months ended March 31, 2016 to $0.94 million in the same three month period of 2017. As a percentage of total revenue, sales and marketing expense increased from 19% in the first quarter of 2016 to 22% in the corresponding period of 2017. The dollar increase in sales and marketing expense was primarily due to increased spending on sales agents and travel, which was partially offset by lower sales commissions and tradeshows.

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

General and administrative expense increased 9% from $0.72 million in the three months ended March 31, 2016 to $0.79 million in the same three month period in 2017. As a percentage of total revenue, general and administrative expense increased from 15% in the first three months of 2016 to 18% in the corresponding period in 2017. The increase in general and administrative expense was primarily due to higher stock-based compensation and higher legal fees related to corporate matters and patents.

Stock-based compensation expense included in general and administrative expense for the remaining three quarters of 2017 will increase over the first quarter of 2017 by approximately $98,000 per quarter. The increase is the result of an unrestricted stock award to directors and officers that the Compensation Committee authorized on February 27, 2017.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the first quarter of 2017, the third party reported and we recorded $91,000 of income from this arrangement. There was no such income in the three month period ended March 31, 2016. We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Interest income. Interest income increased 26% from $67,000 in the three months ended March 31, 2016 to $84,000 in the same three month period in 2017. The dollar increase in interest income was primarily due to higher interest rates.

Income taxes. Income tax expense was $0.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. Income tax expense in the three month periods of 2017 and 2016 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

For the three month period ended March 31, 2016, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules at that time, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.4 million in the three month periods ended March 31, 2016. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

For the three month period ended March 31, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event.

As of March 31, 2017, we had a total of $5.8 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents of $49.0 million, which represented a decrease of $2.9 million from December 31, 2016. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash provided by operations was $18,000 in the first three months of 2017. Cash provided from operations was primarily the result of $405,000 of net income and the add back of $186,000 of non-cash items primarily for depreciation, amortization, and stock-based compensation. Cash from these sources was partially offset by $573,000 of changes in assets and liabilities.

Cash used by investing activities was $5,000 in the first three months of 2017. This cash usage consisted of purchases of property and equipment.

Cash used in financing activities was $2.9 million in the first three months of 2017. Financing activity cash usage was primarily the result of $2.8 million used to buy back stock under our stock repurchase program and $119,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $13,000 of cash received from stock option exercises.

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

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at March 31, 2017 consisted of two elements:

1.	Cash and cash equivalents. As of March 31, 2017, our cash and cash equivalents of $49.0 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

2.	Investments. As of March 31, 2017, our investments of $1.0 million were invested in high yield bonds with two corporate debt issuers, which mature in 2017 and 2018. While we are exposed to default risk, the high current yield of these bonds largely mitigates interest rate risk. Therefore, due to the high current yield and the one to two year life of these instruments, we do not believe that a general increase in interest rates would result in any material loss.

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

ITEM 1A:

Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

January 2017	-	-	-	-
February 2017	184,155	$5.08	184,155	-
March 2017	409,564	$4.62	409,564	$3,517,224

(1) On April 26, 2016, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2017. During the three months ended March 31, 2017, we purchased 593,719 shares under this plan at an aggregate purchase price of $2,827,421.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a)	Exhibits

Exhibit 10.1	Transaction between Aware, Inc. and Richard P. Moberg as described in Form 8-K as filed by Aware, Inc. with the Securities and Exchange Commission on March 9, 2017 and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2017 and March 31, 2016, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and March 31, 2016, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: April 28, 2017	By:	/s/ Kevin T. Russell
Kevin T. Russell
Chief Executive Officer & President
General Counsel

Date: April 28, 2017	By:	/s/ David J. Martin
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)

