Form 10-Q
period 2017-06-30
AWARE INC /MA/
filed 2017-07-28
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 24, 2017:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	21,729,163 shares

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$49,425	$51,913
Accounts receivable, net	3,321	3,016
Prepaid expenses and other current assets	272	268
Total current assets	53,018	55,197

Property and equipment, net	4,479	4,634
Investments	-	951
Deferred tax assets	5,843	1,078
Other assets	71	124
Total assets	$63,411	$61,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$200	$135
Accrued expenses	1,124	1,075
Deferred revenue	2,136	2,722
Total current liabilities	3,460	3,932

Long-term deferred revenue	155	211

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,675,149 as of June 30, 2017 and 22,370,713 as of December 31, 2016	217	224
Additional paid-in capital	97,037	100,485
Accumulated other comprehensive loss	-	(19)
Accumulated deficit	(37,458)	(42,849)
Total stockholders’ equity	59,796	57,841

Total liabilities and stockholders’ equity	$63,411	$61,984

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Software licenses	$1,214	$5,347	$3,900	$8,121
Software maintenance	1,282	1,181	2,534	2,462
Services	206	216	580	635
Hardware	-	31	-	317
Royalties	43	129	78	203
Total revenue	2,745	6,904	7,092	11,738

Costs and expenses:
Cost of software licenses	-	858	247	1,101
Cost of services	104	158	320	372
Cost of hardware	-	29	-	234
Research and development	1,876	1,802	3,733	3,451
Selling and marketing	1,024	1,111	1,966	2,031
General and administrative	816	872	1,605	1,595
Total costs and expenses	3,820	4,830	7,871	8,784

Patent related income	1,313	-	1,403	-

Operating income	238	2,074	624	2,954
Other income	36	-	36	-
Interest income	88	72	172	138
Income before provision for income taxes	362	2,146	832	3,092
Provision for income taxes	134	710	198	1,022
Net income	$228	$1,436	$634	$2,070

Net income per share – basic	$0.01	$0.06	$0.03	$0.09
Net income per share – diluted	$0.01	$0.06	$0.03	$0.09

Weighted-average shares – basic	21,774	22,964	22,013	22,978
Weighted-average shares - diluted	21,919	23,124	22,119	23,064

Comprehensive income:
Net income	$228	$1,436	$634	$2,070
Other comprehensive income (net of tax):
Unrealized gains (losses) on available for sale securities	(9)	(9)	19	(12)
Comprehensive income	$219	$1,427	$653	$2,058

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$634	$2,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	260	324
Stock-based compensation	267	190
Deferred tax provision (benefit) on other comprehensive income	(9)	6
Amortization of discount on investments	(4)	(6)
Gain on sale of investments	(36)	-
Changes in assets and liabilities:
Accounts receivable	(305)	(815)
Prepaid expenses and other current assets	(4)	14
Deferred tax assets	(7)	1
Accounts payable	65	821
Accrued expenses	49	39
Accrued income taxes	-	(236)
Deferred revenue	(642)	(1,398)
Net cash provided by operating activities	268	1,010

Cash flows from investing activities:
Purchases of property and equipment	(53)	(54)
Sales of investments	1,019	-
Net cash provided from (used) in investing activities	966	(54)

Cash flows from financing activities:
Proceeds from issuance of common stock	43	21
Excess tax benefits from stock-based compensation	-	457
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(119)	(61)
Repurchase of common stock	(3,646)	(349)
Net cash provided by (used in) financing activities	(3,722)	68

Increase (decrease) in cash and cash equivalents	(2,488)	1,024
Cash and cash equivalents, beginning of period	51,913	51,232

Cash and cash equivalents, end of period	$49,425	$52,256

Supplemental disclosure:
Cash paid for income taxes	$275	$833

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

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2017, and of operations and cash flows for the interim periods ended June 30, 2017 and 2016.

The results of operations for the interim period ended June 30, 2017 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $49.4 million and $51.9 million as of June 30, 2017 and December 31, 2016, respectively. We classified our cash equivalents of $47.4 million and $49.8 million as of June 30, 2017 and December 31, 2016 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements. We had $1.0 million of available-for-sale investments as of December 31, 2016.

As of June 30, 2017, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at June 30, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$-	$-	$-
Money market funds (included in cash and cash equivalents)	47,411
Total	$47,411	$-	$-

As of December 31, 2016, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$951	$-	$-
Money market funds (included in cash and cash equivalents)	49,839
Total	$50,790	$-	$-

D)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$228	$1,436	$634	$2,070

Shares outstanding:
Weighted-average common shares outstanding	21,774	22,964	22,013	22,978
Additional dilutive common stock equivalents	145	160	106	86
Diluted shares outstanding	21,919	23,124	22,119	23,064

Net income per share – basic	$0.01	$0.06	$0.03	$0.09
Net income per share - diluted	$0.01	$0.06	$0.03	$0.09

For the three and six month periods ended June 30, 2016, options to purchase 54,034 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cost of services	$2	$3	$4	$3
Research and development	36	28	48	30
Selling and marketing	4	4	6	4
General and administrative	154	147	209	153
Stock-based compensation expense	$196	$182	$267	$190

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

We granted shares of unrestricted stock in 2017 and 2016 that affected financial results for the three and six month periods ended June 30, 2017 and 2016. These grants are described below.

2017 Grant. On February 27, 2017, we granted 134,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2017 and December 31, 2017, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $663,000, of which $196,000 and $267,000 was charged to expense in the three and six months ended June 30, 2017 and we anticipate the remaining $396,000 will be charged to expense ratably over the remaining two quarters of 2017.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

United States	$1,870	$6,180	$5,113	$9,920
Rest of World	875	724	1,979	1,818
	$2,745	$6,904	$7,092	$11,738

Revenue by product group for the three months ended June 30, 2017 and 2016 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Biometrics	$2,488	$5,443	$6,491	$8,727
Imaging	214	1,332	524	2,808
DSL royalties	43	129	77	203
	$2,745	$6,904	$7,092	$11,738

G)	Recent Accounting Pronouncements.

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

We have begun to evaluate the effect the new revenue standard will have on our consolidated financial statements and related disclosures, but have not completed our evaluation and implementation process. We intend to complete that process during 2017 and adopt the new standard on January 1, 2018 using the full retrospective adoption transition method. Based on our preliminary evaluations to date, we believe that revenue recognized under the new standard will generally approximate revenue recognized under current GAAP with the exception of the following expected significant differences:

i)	2015 imaging software license contract. We consummated a $4.625 million license contract in October 2015 that included a $4.5 million license fee plus a $125,000 software maintenance fee. We delivered the licensed software and the customer paid us in the fourth quarter of 2015. Under current GAAP, we were unable to establish vendor specific objective evidence ("VSOE") for the maintenance element and, as a result we recognized the total fee ratably over the twelve-month period that ran from October 2015 to October 2016. Under the new standard, license revenue from that contract will be recognized in 2015 when control over the software was transferred to the customer. That change will have a material impact on our 2015 and 2016 financial statements.

ii)	DSL royalty contracts. Under our current revenue recognition policy, we recognize DSL royalty revenue in the period in which we receive royalty reports, which is typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we will be required to make estimates of royalties earned in the current period and record royalty revenue based on those estimates.
iii)	Minimum license/royalty payment contracts. Some of our revenue contracts require customers to make minimum license/royalty payments. Under current GAAP, we recognize that revenue when those minimum payments become due. Under the new standard, we may have to recognize the expected minimum payments in the period in which such contracts are signed.
iv)	Sales commissions and other third party acquisition costs. Under current GAAP, sales commissions and other third party acquisition costs resulting directly from securing contracts with customers are currently expensed as incurred. ASC 606 will require these costs to be recognized as an asset when incurred and expensed over an amortization period. As a practical expedient, if the term of the contract is one year or less, the Company will expense the costs as incurred. The Company is currently assessing the impact of the cost guidance.

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

The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. In addition, the new standard eliminates the limitation on recognition of excess stock compensation benefits until such benefits are actually realized, and instead applies the general recognition standard to these deferred tax assets. We adopted ASU 2016-09 in the first quarter of 2017 which will be applied using a modified retrospective approach. Upon adoption, we recorded a deferred tax asset of $4.8 million with an offsetting adjustment to retained earnings related to excess stock compensation deductions that were not previously recorded as tax assets. For the six month period ended June 30, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. We have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of June 30, 2017.

H)	Income Taxes. Income tax expense was $0.1 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively. Income tax expense was $0.2 and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. Income tax expense in the three and six month periods of 2017 and 2016 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

In the six month period ended June 30, 2016, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules at that time, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.5 million in the six month period ended June 30, 2016. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

For the six month period ended June 30, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event.

As of June 30, 2017, we had a total of $5.8 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In the second quarter of 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015.

I) Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification	June 30,
	2016	Decrease	Adjustments	2017

Unrealized losses on available for sale securities	$(45)	$21	$24	$-
Unrealized gains on available for sale securities	17	21	(38)	-
Net unrealized gains (losses) on available for sale securities	(28)	42	(14)	-
Income tax benefit (expense) on other comprehensive loss	9	(14)	5	-
Total accumulated other comprehensive income (loss), net of taxes	$(19)	$28	$(9)	-

All amounts reclassified from accumulated other comprehensive income were related to realized gains on available-for-sale securities. These reclassifications impacted "other income" on the Consolidated Statements of Income and Other Comprehensive Income.

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

We repurchased 168,925 shares of common stock under this program for a total cost of $0.8 million during the three months ended June 30, 2017. We repurchased 762,644 shares of common stock under this program for a total cost of $3.6 million during the six months ended June 30, 2017. Included in the shares repurchased during the first six months of 2017 were 210,000 shares repurchased through a privately negotiated transaction. On March 9, 2017, after approval by the Company's Audit Committee and Board of Directors, the Company repurchased 210,000 shares from Richard P. Moberg, the Company's former co-Chief Executive Officer, co-President and Chief Financial Officer and current member of the Board of Directors at a 10% discount off of the market closing price of the Company's stock on March 8, 2017. The closing price of our common stock on March 8, 2017 was $4.85. The resulting sale price, after calculating the ten percent (10%) discount was $4.36 and the total transaction cost was $915,600.

Since the program commenced in April 2016, we have repurchased 1,453,445 shares for a total cost of $7.3 million.

K)	Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three and six months ended June 30, 2017, the third party reported and we recorded $1.3 million and $1.4 million, respectively, of income from this arrangement.

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

Revenue and operating income for the three months ended June 30, 2017 were $2.7 million and $0.2 million, respectively. These results compared to revenue of $6.9 million and operating income of $2.1 million in the three months ended June 30, 2016. Lower revenue and operating income in the current quarter versus the year ago quarter were primarily due to lower imaging and biometrics software license sales. This was partially offset by: i) income from a patent arrangement, ii) lower cost of software licenses; and iii) lower operating expenses.

Revenue and operating income for the six months ended June 30, 2017 were $7.1 million and $0.6 million, respectively. These results compared to revenue of $11.7 million and operating income of $3.0 million in the three months ended June 30, 2016. Lower revenue and operating income in the current six month period were primarily due to: i) lower imaging and biometrics software license sales, ii) no hardware sales; and iii) lower DSL royalties. This was partially offset by: i) income from a patent arrangement, ii) lower cost of software licenses; and iii) lower cost of hardware.

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

Software license revenue decreased 77% from $5.3 million in the three months ended June 30, 2016 to $1.2 million in the same three month period in 2017. As a percentage of total revenue, software license revenue decreased from 77% in the second quarter of 2016 to 44% in the current year quarter. The $4.1 million decrease in software license revenue was primarily due to: i) a $3.0 million decrease in biometrics software license sales, and ii) a $1.1 million decrease in imaging software license sales. The reasons for the changes in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $1.0 million in the second quarter of 2017 versus $4.1 million in the same quarter last year. The dollar decrease was primarily due to a software license sale to the U.S. Marine Corps ("USMC") in the second quarter of 2016 whereas we had no such sale in the second quarter of 2017. This was slightly offset by higher license sales to our channel partners that serve government customers.

ii)	Imaging software licenses – Imaging software license sales were $0.2 million in the second quarter of 2017 versus $1.3 million in the same quarter last year. The decrease was primarily due to a software license agreement we entered into in October 2015 with a systems integrator. The $4.5 million license fee from that arrangement was recognized over a twelve-month period that ran from October 2015 to October 2016. We recognized $1.1 million from that sale in the second quarter of 2016. There is no remaining license revenue to be recognized from this agreement in 2017.

Software license revenue decreased 52% from $8.1 million in the six months ended June 30, 2016 to $3.9 million in the same six month period in 2017. As a percentage of total revenue, software license revenue decreased from 69% in the first six months of 2016 to 55% in the current year quarter. The $4.2 million decrease in software license revenue was primarily due to: i) a $1.9 million decrease in biometrics software license sales, and ii) a $2.3 million decrease in imaging software license sales. The reasons for the changes in imaging and biometrics software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $3.5 million in the six months ended June 30, 2017 versus $5.4 million in the same quarter last year. The decrease was primarily due to: i) a $0.6 million software sales to the U.S. Navy (the "Navy") in the first six months of 2016 whereas the was no such sale in the corresponding period of 2017; and ii) software sales of $3.2 million to the USMC in the second quarter of 2016 versus $0.9 million in the corresponding period of 2017. This was partially offset by higher license revenue from our other biometrics customers. We are unable to predict whether the USMC or the Navy will purchase this software again in the future.

ii)	Imaging software licenses – Imaging software license sales were $0.5 million in the six months ended June 30, 2017 versus $2.7 million in the corresponding period a year ago. The decrease was primarily due to a software license agreement we entered into in October 2015 with a systems integrator. The $4.5 million license fee from that arrangement was recognized over a twelve-month period that ran from October 2015 to October 2016. We recognized $2.2 million from that sale in the first six months of 2016. There is no remaining license revenue to be recognized from this agreement in 2017.

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

Software maintenance revenue increased 9% from $1.2 million in the three months ended June 30, 2016 to $1.3 million in the same three month period in 2017. As a percentage of total revenue, software maintenance revenue increased from 17% in the second quarter of 2016 to 47% in the current year quarter.

Software maintenance revenue increased 3% from $2.46 million in the six months ended June 30, 2016 to $2.53 million in the same six month period in 2017. As a percentage of total revenue, software maintenance revenue increased from 21% in the first six months of 2016 to 36% in the corresponding period of 2017.

For the three and six month periods ended June 30, 2017, the dollar increase in software maintenance revenue was primarily due to a base of maintenance revenue from prior periods that grows as we sell maintenance contracts with new licenses in current periods.

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

Services decreased 5% from $216,000 in the three months ended June 30, 2016 to $206,000 in the same three month period in 2017. As a percentage of total revenue, services increased from 3% in the second quarter of 2016 to 8% in the current year quarter.

Services decreased 9% from $635,000 in the six months ended June 30, 2016 to $580,000 in the same six month period in 2017. As a percentage of total revenue, services increased from 5% in the first six months of 2016 to 8% in the corresponding period of 2017.

For the three and six month periods ended June 30, 2017, the dollar decrease in services revenue was primarily due to lower revenue from our non-U.S. government customers and the Navy that was partially offset by higher revenue from the USMC.

Services backlog of $0.2 million was minimal as of June 30, 2017, which means that services revenue in 2017 is unlikely to return to the levels we achieved in 2014 and 2015 unless we are able to obtain new service projects.

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

Hardware revenue decreased 100% from $31,000 in the three months ended June 30, 2016 to zero in the same three month period in 2017. The dollar decrease in hardware revenue was due to the delivery of an order in the second quarter of 2016 whereas we had no such order in the current year quarter.

Hardware revenue decreased 100% from $317,000 in the six months ended June 30, 2016 to zero in the same six month period in 2017. As a percentage of total revenue, hardware revenue decreased from 3% in the first six months of 2016 to 0% in the corresponding period of 2017. The dollar decrease in hardware revenue was due to the delivery of orders in the first six months of 2016 whereas we had no such orders in the corresponding period of 2017.

We believe that future hardware orders from the Navy may be minimal as we believe it has completed the bulk of its purchasing. We had no hardware orders in backlog as of June 30, 2017. It is worth noting that our strategy does not include maintaining or growing biometrics hardware revenue. We agreed to provide hardware products as an accommodation to this important customer.

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

Royalties decreased 66% from $129,000 in the three months ended June 30, 2016 to $43,000 in the same three month period in 2017. As a percentage of total revenue, royalties were 2% for both periods.

Royalties decreased 62% from $203,000 in the six months ended June 30, 2016 to $77,000 in the same six month period in 2017. As a percentage of total revenue, royalties decreased from 2% in the first six months of 2016 to 1% in the corresponding period of 2017.

We do not consider DSL royalties to be a key element of our strategy and we expect that this revenue will continue to decline in future periods.

Cost of software licenses. Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the Navy and USMC.

Cost of software licenses decreased 100% from $0.9 million in the three months ended June 30, 2016 to zero in the same three month period in 2017. The dollar decrease in cost of software licenses was primarily due to the delivery of software to the USMC that included third party software in the second quarter of 2016 whereas we had no such order in the second quarter of 2017.

Cost of software licenses decreased 78% from $1.1 million in the six months ended June 30, 2016 to $0.2 million in the same six month period in 2017. Cost of software licenses as a percentage of software license sales decreased from 14% in the first six months of 2016 to 6% in the corresponding of 2017, which means that gross margins increased from 86% to 94%. The dollar decrease in cost of software licenses was primarily due to lower sales of software to the Navy and USMC that included third party software.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 34% from $158,000 in the three months ended June 30, 2016 to $104,000 in the same three month period in 2017. Cost of services as a percentage of services decreased from 73% in the second quarter of 2016 to 51% in the current year quarter, which means that gross margins increased from 27% to 49%.

Cost of services decreased 14% from $372,000 in the six months ended June 30, 2016 to $320,000 in the same six month period in 2017. Cost of services as a percentage of services decreased from 58% in the first six months of 2016 to 55% in the corresponding period of 2017, which means that gross margins increased from 42% to 45%.

For the three and six month periods ended June 30, 2017, the dollar decrease in cost of services was due to: the profitably profile of the projects comprising services revenue; and ii) a decrease in services revenue.

Cost of hardware. Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales decreased 100% from $29,000 in the three months ended June 30, 2016 to zero in the same three month period in 2017. Cost of hardware sales decreased 100% from $234,000 in the six months ended June 30, 2016 to zero in the same six month period in 2017.

For the three and six month periods ended June 30, 2017, the dollar decrease in cost of hardware was due to the delivery of replacement parts to the Navy in 2016, whereas we had no hardware shipments in the corresponding periods of 2017.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Research and development expense	$1,876	$1,802	$3,733	$3,451
Cost of services	104	158	320	372
Total engineering costs	$1,980	$1,960	$4,053	$3,823

Research and development expense increased 4% from $1.8 million in the three months ended June 30, 2016 to $1.9 million in the same three month period in 2017. As a percentage of total revenue, research and development expense increased from 26% in the second quarter of 2016 to 68% in the corresponding period of 2017.

Research and development expense increased 8% from $3.5 million in the six months ended June 30, 2016 to $3.7 million in the same six month period in 2017. As a percentage of total revenue, research and development expense increased from 29% in the first six months of 2016 to 53% in the corresponding period of 2017.

For the three and six month periods ended June 30, 2017, the increase in research and development expense was primarily due to the engagement of a third party software development company to assist us in the development of an important new product. Work with the development company commenced in the fourth quarter of 2016 and we expect that research and development expenses in the remainder of 2017 may include an additional $450,000 in fees to the development company depending on the achievement of contract milestones. This expense was partially offset by lower employee costs due to lower headcount.

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

Sales and marketing expense decreased 8% from $1.1 million in the three months ended June 30, 2016 to $1.0 million in the same three month period of 2017. As a percentage of total revenue, sales and marketing expense increased from 16% in the second quarter of 2016 to 37% in the corresponding period of 2017. The dollar decrease in sales and marketing expense was primarily due to lower sales commissions, which was partially offset by higher advertising and tradeshows expenses.

Sales and marketing expense decreased 3% from $2.03 million in the six months ended June 30, 2016 to $1.97 million in the same six month period of 2017. As a percentage of total revenue, sales and marketing expense increased from 17% in the first six months of 2016 to 28% in the corresponding period of 2017. The dollar decrease in sales and marketing expense was primarily due to lower sales commission, which was partially offset by higher spending on sales agents and higher advertising and tradeshows expenses.

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

General and administrative expense decreased 6% from $0.9 million in the three months ended June 30, 2016 to $0.8 million in the same three month period in 2017. As a percentage of total revenue, general and administrative expense increased from 13% in the second quarter of 2016 to 30% in the corresponding period in 2017. The decrease in general and administrative expense was primarily due to lower employee costs.

General and administrative expense was essentially unchanged at $1.6 million in the six months ended June 30, 2017 and 2016. As a percentage of total revenue, general and administrative expense increased from 14% in the first six months of 2016 to 23% in the corresponding period in 2017. Unchanged general and administrative expense in the first six months of 2017 was primarily due to lower employee costs that were offset by higher stock-based compensation and higher legal fees related to corporate matters and patents.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three and six months ended June 30, 2017, the third party reported and we recorded $1.3 million and $1.4 million, respectively, of income from this arrangement. There was no such income in the three and six month periods ended June 30, 2016. We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Other income. We recorded $36,000 of other income in the three and six months ended June 30, 2017. This amount represented a $37,000 realized gain offset by a $1,000 realized loss on the sale of two high yield bonds.

Interest income. Interest income increased 23% from $72,000 in the three months ended June 30, 2016 to $89,000 in the same three month period in 2017. Interest income increased 25% from $138,000 in the six months ended June 30, 2016 to $172,000 in the same six month period in 2017. For the three and six month periods, the dollar increase in interest income was primarily due to higher interest rates.

Income taxes. Income tax expense was $0.1 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively. Income tax expense was $0.2 and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. Income tax expense in the three and six month periods of 2017 and 2016 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

In the six month period ended June 30, 2016, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules at that time, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.5 million in the six month period ended June 30, 2016. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

For the six month period ended June 30, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event.

As of June 30, 2017, we had a total of $5.8 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In the second quarter of 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015.

Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents of $49.4 million, which represented a decrease of $2.5 million from December 31, 2016. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash provided by operations was $0.3 million in the first six months of 2017. Cash provided from operations was primarily the result of $0.6 million of net income and the add back of $0.5 million of non-cash items primarily for depreciation, amortization, and stock-based compensation. Cash from these sources was partially offset by $0.8 million of changes in assets and liabilities.

Cash provided by investing activities was $966,000 in the first six months of 2017. Cash provided from investing activities consisted of $1,019,000 from sales of investments less $53,000 of purchases of property and equipment.

Cash used in financing activities was $3.7 million in the first six months of 2017. Financing activity cash usage was primarily the result of $3.6 million used to buy back stock under our stock repurchase program and $119,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $43,000 of proceeds from our employee stock purchase plan and stock option exercises.

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

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at June 30, 2017 consisted of one element:

Cash and cash equivalents. As of June 30, 2017, our cash and cash equivalents of $49.4 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

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

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

April 2017	-	-	-	-
May 2017	106,254	$4.80	106,254	-
June 2017	62,671	$4.92	62,671	$2,699,144

(1) On April 26, 2016, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2017. During the three months ended June 30, 2017, we purchased 168,925 shares under this plan at an aggregate purchase price of $818,079.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and six Months Ended June 30, 2017 and June 30, 2016, (iii) Consolidated Statements of Cash Flows for the six Months Ended June 30, 2017 and June 30, 2016, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: July 28, 2017	By:	/s/ Kevin T. Russell
Kevin T. Russell
Chief Executive Officer & President
General Counsel

Date: July 28, 2017	By:	/s/ David J. Martin
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)

