Form 10-Q
period 2017-09-30
AWARE INC /MA/
filed 2017-10-27
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended September 30, 2017

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

Large Accelerated Filer☐	Accelerated Filer ☒
Non-Accelerated Filer☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of October 23, 2017:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	21,612,591 shares

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$49,125	$51,913
Accounts receivable, net	5,616	3,016
Prepaid expenses and other current assets	315	268
Total current assets	55,056	55,197

Property and equipment, net	4,385	4,634
Investments	-	951
Deferred tax assets	5,648	1,078
Other assets	45	124
Total assets	$65,134	$61,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$532	$135
Accrued expenses	1,272	1,075
Accrued income taxes	12	-
Deferred revenue	2,576	2,722
Total current liabilities	4,392	3,932

Long-term deferred revenue	153	211

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,612,591 as of September, 30, 2017 and 22,370,713 as of December 31, 2016	216	224
Additional paid-in capital	96,602	100,485
Accumulated other comprehensive loss	-	(19)
Accumulated deficit	(36,229)	(42,849)
Total stockholders’ equity	60,589	57,841

Total liabilities and stockholders’ equity	$65,134	$61,984

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Software licenses	$4,433	$4,136	$8,332	$12,257
Software maintenance	1,088	1,288	3,623	3,750
Services	343	426	924	1,061
Hardware	-	-	-	317
Royalties	41	49	118	252
Total revenue	5,905	5,899	12,997	17,637

Costs and expenses:
Cost of software licenses	27	-	274	1,101
Cost of services	178	146	499	517
Cost of hardware	-	-	-	234
Research and development	2,151	1,752	5,884	5,204
Selling and marketing	1,054	1,069	3,020	3,100
General and administrative	849	857	2,454	2,452
Total costs and expenses	4,259	3,824	12,131	12,608

Patent related income	19	238	1,422	238

Operating income	1,665	2,313	2,288	5,267
Other income	-	-	36	-
Interest income	109	76	281	215
Income before provision for income taxes	1,774	2,389	2,605	5,482
Provision for income taxes	545	816	742	1,839
Net income	$1,229	$1,573	$1,863	$3,643

Net income per share – basic	$0.06	$0.07	$0.09	$0.16
Net income per share – diluted	$0.06	$0.07	$0.08	$0.16

Weighted-average shares – basic	21,679	22,847	21,900	22,934
Weighted-average shares - diluted	21,758	22,939	21,967	22,996

Comprehensive income:
Net income	$1,229	$1,573	$1,863	$3,643
Other comprehensive income (net of tax):
Unrealized gains on available for sale securities	-	37	19	24
Comprehensive income	$1,229	$1,610	$1,882	$3,667

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,863	$3,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	390	488
Stock-based compensation	465	374
Deferred tax benefit on other comprehensive income	(9)	(13)
Amortization of discount on investments	(4)	(9)
Gain on sale of investments	(36)	-
Changes in assets and liabilities:
Accounts receivable	(2,601)	493
Prepaid expenses and other current assets	(47)	85
Deferred tax assets	188	(13)
Accounts payable	397	(37)
Accrued expenses	197	117
Accrued income taxes	12	(21)
Deferred revenue	(204)	(2,413)
Net cash provided by operating activities	611	2,694

Cash flows from investing activities:
Purchases of property and equipment	(61)	(82)
Sales of investments	1,019	-
Net cash provided by (used in) investing activities	958	(82)

Cash flows from financing activities:
Proceeds from issuance of common stock	42	21
Excess tax benefits from stock-based compensation	-	700
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(186)	(136)
Repurchase of common stock	(4,213)	(2,163)
Net cash used in financing activities	(4,357)	(1,578)

Increase (decrease) in cash and cash equivalents	(2,788)	1,034
Cash and cash equivalents, beginning of period	51,913	51,232

Cash and cash equivalents, end of period	$49,125	$52,266

Supplemental disclosure:
Cash paid for income taxes	$473	$1,024

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

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2017, and of operations and cash flows for the interim periods ended September 30, 2017 and 2016.

The results of operations for the interim period ended September 30, 2017 are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $49.1 million and $51.9 million as of September 30, 2017 and December 31, 2016, respectively. We classified our cash equivalents of $47.0 million and $49.8 million as of September 30, 2017 and December 31, 2016 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consist of high yield corporate debt securities, are also classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We categorize our investments as available-for-sale securities, and carry them at fair value in our financial statements. We had $1.0 million of available-for-sale investments as of December 31, 2016.

As of September 30, 2017, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at September 30, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$-	$-	$-
Money market funds (included in cash and cash equivalents)	46,952
Total	$46,952	$-	$-

As of December 31, 2016, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$951	$-	$-
Money market funds (included in cash and cash equivalents)	49,839
Total	$50,790	$-	$-

D)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$1,229	$1,573	$1,863	$3,643

Shares outstanding:
Weighted-average common shares outstanding	21,679	22,847	21,900	22,934
Additional dilutive common stock equivalents	79	92	67	62
Diluted shares outstanding	21,758	22,939	21,967	22,996

Net income per share – basic	$0.06	$0.07	$0.09	$0.16
Net income per share - diluted	$0.06	$0.07	$0.08	$0.16

For the three and nine month periods ended September 30, 2016, options to purchase 54,034 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

E)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cost of services	$4	$2	$8	$5
Research and development	34	29	82	59
Selling and marketing	5	4	11	7
General and administrative	155	149	364	303
Stock-based compensation expense	$198	$184	$465	$374

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

We granted shares of unrestricted stock in 2017 and 2016 that affected financial results for the three and nine month periods ended September 30, 2017 and 2016. These grants are described below.

2017 Grant. On February 27, 2017, we granted 134,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2017 and December 31, 2017, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $663,000, of which $198,000 and $465,000 was charged to expense in the three and nine months ended September 30, 2017 and we anticipate the remaining $198,000 will be charged to expense in the fourth quarter of 2017.

The shares we issued on July 3, 2017 for the first installment of the 2017 grant included 54,014 net shares of common stock after employees surrendered 12,986 shares for which we paid $67,000 of withholding taxes on their behalf.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

United States	$5,213	$4,929	$10,326	$14,849
Rest of World	692	970	2,671	2,788
	$5,905	$5,899	$12,997	$17,637

Revenue by product group for the three and nine months ended September 30, 2017 and 2016 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Biometrics	$3,327	$4,514	$9,818	$13,241
Imaging	2,537	1,336	3,061	4,144
DSL royalties	41	49	118	252
	$5,905	$5,899	$12,997	$17,637

G)	Recent Accounting Pronouncements.

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

We have begun to evaluate the effect the new revenue standard will have on our consolidated financial statements and related disclosures, but have not completed our evaluation and implementation process. We intend to complete that process during the fourth quarter of 2017 and adopt the new standard on January 1, 2018 using the full retrospective adoption transition method. Once we adopt ASU 2014-09, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective January 1, 2018. As we implement the new standard, we have developed internal controls to ensure that we adequately evaluate our portfolio of contracts under the five-step model and accurately restate our prior-period operating results under ASU 2014-09. Based on our preliminary evaluations to date, we believe that revenue recognized under the new standard will generally approximate revenue recognized under current GAAP with the exception of the following expected differences:

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

The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. In addition, the new standard eliminates the limitation on recognition of excess stock compensation benefits until such benefits are actually realized, and instead applies the general recognition standard to these deferred tax assets. We adopted ASU 2016-09 in the first quarter of 2017 which will be applied using a modified retrospective approach. Upon adoption, we recorded a deferred tax asset of $4.8 million with an offsetting adjustment to retained earnings related to excess stock compensation deductions that were not previously recorded as tax assets. For the nine month period ended September 30, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. We have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of September 30, 2017.

H)	Income Taxes. Income tax expense was $0.5 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. Income tax expense was $0.7 and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively. Income tax expense in the three and nine month periods of 2017 and 2016 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

In the nine month period ended September 30, 2016, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules at that time, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.7 million in the nine month period ended September 30, 2016. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

For the nine month period ended September 30, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event.

As of September 30, 2017, we had a total of $5.6 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

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

All amounts reclassified from accumulated other comprehensive income were related to realized gains on available-for-sale securities. These reclassifications impacted "other income" on the Consolidated Statements of Income and Other Comprehensive Income for the nine month period ending September 30, 2017.

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

We repurchased 116,572 shares of common stock under this program for a total cost of $0.6 million during the three months ended September 30, 2017. We repurchased 879,216 shares of common stock under this program for a total cost of $4.2 million during the nine months ended September 30, 2017. Included in the shares repurchased during the first nine months of 2017 were 210,000 shares repurchased through a privately negotiated transaction. On March 9, 2017, after approval by the Company's Audit Committee and Board of Directors, the Company repurchased 210,000 shares from Richard P. Moberg, the Company's former co-Chief Executive Officer, co-President and Chief Financial Officer and current member of the Board of Directors at a 10% discount off of the market closing price of the Company's stock on March 8, 2017. The closing price of our common stock on March 8, 2017 was $4.85. The resulting sale price, after calculating the ten percent (10%) discount was $4.36 and the total transaction cost was $915,600.

Since the program commenced in April 2016, we have repurchased 1,570,017 shares for a total cost of $7.9 million.

K)	Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three and nine months ended September 30, 2017, the third party reported and we recorded $19,000 and $1.4 million, respectively, of income from this arrangement. In the three and nine months ended September 30, 2016, the third party reported and we recorded $238,000 of income from this arrangement.

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

Revenue and operating income for the three months ended September 30, 2017 were $5.9 million and $1.7 million, respectively. These results compared to revenue of $5.9 million and operating income of $2.3 million in the three months ended September 30, 2016. As revenue was essentially the same in both quarters, lower operating income in the current quarter versus the year ago quarter was primarily due to: i) higher operating expenses; and ii) lower income from a patent arrangement.

Revenue and operating income for the nine months ended September 30, 2017 were $13.0 million and $2.3 million, respectively. These results compared to revenue of $17.6 million and operating income of $5.3 million in the nine months ended September 30, 2016. Lower revenue and operating income in the current nine month period were primarily due to: i) lower imaging and biometrics software license sales, ii) lower software maintenance revenue, iii) lower services revenue, iv) no hardware sales, v) lower DSL royalties; and vi) higher operating expenses. This was partially offset by: i) income from a patent arrangement, ii) lower cost of software licenses; and iii) lower cost of hardware.

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

Software license revenue increased 7% from $4.1 million in the three months ended September 30, 2016 to $4.4 million in the same three month period in 2017. As a percentage of total revenue, software license revenue increased from 70% in the third quarter of 2016 to 75% in the current year quarter. The $0.3 million increase in software license revenue was primarily due to: i) a $1.2 million increase in imaging software license sales, which was partially offset by; ii) a $0.9 million decrease in biometrics software license sales. The reasons for the changes in imaging and biometrics software licenses were:

i)	Imaging software licenses – Imaging software license sales were $2.5 million in the third quarter of 2017 versus $1.3 million in the same quarter last year. The increase was primarily due to a software license agreement we entered into with a medical imaging customer in the third quarter of 2017. This increase was partially offset by a software license agreement we entered into in October 2015 with a systems integrator. The $4.5 million license fee from that arrangement was recognized over a twelve-month period that ran from October 2015 to October 2016. We recognized $1.1 million from that sale in the third quarter of 2016. There was no remaining license revenue to be recognized from this agreement in 2017.

ii)	Biometrics software licenses – Biometrics software license sales were $1.9 million in the third quarter of 2017 versus $2.8 million in the same quarter last year. The dollar decrease was primarily due to a larger software license sale to a system integrator in the third quarter of 2016 whereas we had no license sale of that size in the third quarter of 2017. This was partially offset by higher license sales to our government customers.

Software license revenue decreased 32% from $12.3 million in the nine months ended September 30, 2016 to $8.3 million in the same nine month period in 2017. As a percentage of total revenue, software license revenue decreased from 69% in the first nine months of 2016 to 64% in the current year quarter. The $3.9 million decrease in software license revenue was primarily due to: i) a $2.8 million decrease in biometrics software license sales, and ii) a $1.1 million decrease in imaging software license sales. The reasons for the changes in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $5.4 million in the nine months ended September 30, 2017 versus $8.2 million in the corresponding period a year ago. The decrease was primarily due to: i) software sales of $3.8 million to the U.S. Marine Corps ("USMC") and U.S. Navy (the "Navy") in the first nine months of 2016 versus $1.1 million in the corresponding period of 2017; and ii) a larger software license sale to a system integrator in the first nine months of 2016 whereas we had no license sale of that size in the first nine months of 2017. This was partially offset by higher license revenue from our other biometrics customers. We are unable to predict whether the USMC or the Navy will purchase this software again in the future.

ii)	Imaging software licenses – Imaging software license sales were $3.0 million in the nine months ended September 30, 2017 versus $4.0 million in the corresponding period a year ago. The decrease was primarily due to a software license agreement we entered into in October 2015 with a systems integrator. The $4.5 million license fee from that arrangement was recognized over a twelve-month period that ran from October 2015 to October 2016. We recognized $3.4 million from that sale in the first nine months of 2016. There was no remaining license revenue to be recognized from this agreement in 2017. This decrease was partially offset by a software license agreement we entered into with a medical imaging customer in the third quarter of 2017.

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

Software maintenance revenue decreased 15% from $1.3 million in the three months ended September 30, 2016 to $1.1 million in the same three month period in 2017. As a percentage of total revenue, software maintenance revenue decreased from 22% in the third quarter of 2016 to 18% in the current year quarter.

Software maintenance revenue decreased 3% from $3.7 million in the nine months ended September 30, 2016 to $3.6 million in the same nine month period in 2017. As a percentage of total revenue, software maintenance revenue increased from 21% in the first nine months of 2016 to 28% in the corresponding period of 2017.

For the three and nine month periods ended September 30, 2017, the dollar decrease in software maintenance revenue was primarily due to a lower retention of maintenance renewals during the current periods.

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

Services decreased 19% from $0.4 million in the three months ended September 30, 2016 to $0.3 million in the same three month period in 2017. As a percentage of total revenue, services decreased from 7% in the third quarter of 2016 to 6% in the current year quarter.

Services decreased 13% from $1.1 million in the nine months ended September 30, 2016 to $0.9 million in the same nine month period in 2017. As a percentage of total revenue, services increased from 6% in the first nine months of 2016 to 7% in the corresponding period of 2017.

For the three and nine month periods ended September 30, 2017, the dollar decrease in services revenue was primarily due to lower revenue from our direct U.S government customers and our other customers.

Services backlog was minimal as of September 30, 2017, which means that services revenue in 2017 is unlikely to return to the levels we achieved in 2014 and 2015 unless we are able to obtain new service projects.

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

There were no hardware sales in the three months ended September 30, 2016 and 2017.

Hardware revenue decreased 100% from $317,000 in the nine months ended September 30, 2016 to zero in the same nine month period in 2017. As a percentage of total revenue, hardware revenue decreased from 2% in the first nine months of 2016 to 0% in the corresponding period of 2017. The dollar decrease in hardware revenue was due to the delivery of orders in the first nine months of 2016 whereas we had no such orders in the corresponding period of 2017.

We believe that future hardware orders from the Navy may be minimal as we believe it has completed the bulk of its purchasing. We had no hardware orders in backlog as of September 30, 2017. It is worth noting that our strategy does not include maintaining or growing biometrics hardware revenue. We agreed to provide hardware products as an accommodation to this important customer.

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

Royalties decreased 17% from $49,000 in the three months ended September 30, 2016 to $41,000 in the same three month period in 2017. As a percentage of total revenue, royalties were 1% for both periods.

Royalties decreased 53% from $252,000 in the nine months ended September 30, 2016 to $118,000 in the same nine month period in 2017. As a percentage of total revenue, royalties were 1% for both periods.

We do not consider DSL royalties to be a key element of our strategy and we expect that this revenue will continue to decline in future periods.

Cost of software licenses. Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the Navy and USMC.

Cost of software licenses increased 100% from zero in the three months ended September 30, 2016 to $27,000 in the same three month period in 2017. The dollar increase in cost of software licenses was primarily due to the delivery of software to the Navy that included third party software in the third quarter of 2017 whereas we had no such order in the third quarter of 2016.

Cost of software licenses decreased 75% from $1.1 million in the nine months ended September 30, 2016 to $0.3 million in the same nine month period in 2017. Cost of software licenses as a percentage of software license sales decreased from 9% in the first nine months of 2016 to 3% in the corresponding of 2017, which means that gross margins increased from 91% to 97%. The dollar decrease in cost of software licenses was primarily due to lower sales of software to the Navy and USMC that included third party software.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 23% from $146,000 in the three months ended September 30, 2016 to $178,000 in the same three month period in 2017. Cost of services as a percentage of services increased from 34% in the third quarter of 2016 to 52% in the current year quarter, which means that gross margins decreased from 66% to 48%. The dollar increase in cost of services was due to the profitably profile of the projects comprising services revenue.

Cost of services decreased 4% from $517,000 in the nine months ended September 30, 2016 to $499,000 in the same nine month period in 2017. Cost of services as a percentage of services increased from 49% in the first nine months of 2016 to 54% in the corresponding period of 2017, which means that gross margins decreased from 51% to 46%. The dollar decrease in cost of services was due to the profitably profile of the projects comprising services revenue.

Cost of hardware. Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware sales were zero in the three months ended September 30, 2016 and 2017 as there were no hardware sales in these periods.

Cost of hardware sales decreased 100% from $234,000 in the nine months ended September 30, 2016 to zero in the same nine month period in 2017.

For the three and nine month periods ended September 30, 2017, the dollar decrease in cost of hardware was due to the delivery of replacement parts to the Navy in 2016, whereas we had no hardware shipments in the corresponding periods of 2017.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Research and development expense	$2,151	$1,752	$5,884	$5,204
Cost of services	178	146	499	517
Total engineering costs	$2,329	$1,898	$6,383	$5,721

Research and development expense increased 23% from $1.8 million in the three months ended September 30, 2016 to $2.2 million in the same three month period in 2017. As a percentage of total revenue, research and development expense increased from 30% in the third quarter of 2016 to 36% in the corresponding period of 2017.

For the three month period ended September 30, 2017, the increase in research and development expense was primarily due to the engagement of a third party software development company to assist us in the development of an important new product. Work with the development company commenced in the fourth quarter of 2016 and was completed in the third quarter of 2017. There will be no further third party expense associated with this project as all expenses have been incurred. In addition to the above, slightly higher employee costs were partially offset by lower amortization costs.

Research and development expense increased 13% from $5.2 million in the nine months ended September 30, 2016 to $5.9 million in the same nine month period in 2017. As a percentage of total revenue, research and development expense increased from 30% in the first nine months of 2016 to 45% in the corresponding period of 2017.

For the three and nine month periods ended September 30, 2017, the increase in research and development expense was primarily due to the engagement of a third party software development company to assist us in the development of an important new product. Work with the development company commenced in the fourth quarter of 2016 and was completed in the third quarter of 2017. This expense was partially offset by lower amortization costs.

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

Sales and marketing expense decreased 1% from $1.07 million in the three months ended September 30, 2016 to $1.05 million in the same three month period of 2017. As a percentage of total revenue, sales and marketing expense was 18% for both three month periods. The dollar decrease in sales and marketing expense was primarily due to lower spending on sales agents, travel and sales commissions, which was partially offset by higher salary and advertising and tradeshows expenses.

Sales and marketing expense decreased 3% from $3.1 million in the nine months ended September 30, 2016 to $3.0 million in the same nine month period of 2017. As a percentage of total revenue, sales and marketing expense increased from 18% in the first nine months of 2016 to 23% in the corresponding period of 2017. The dollar decrease in sales and marketing expense was primarily due to lower sales commission, which was partially offset by higher salary and advertising and tradeshows expenses.

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

General and administrative expense decreased 1% from $857,000 in the three months ended September 30, 2016 to $849,000 in the same three month period in 2017. As a percentage of total revenue, general and administrative expense decreased from 15% in the third quarter of 2016 to 14% in the corresponding period in 2017. The decrease in general and administrative expense was primarily due to lower employee costs that were partially offset by higher professional fees.

General and administrative expense was essentially unchanged at $2.5 million in the nine months ended September 30, 2017 and 2016. As a percentage of total revenue, general and administrative expense increased from 14% in the first nine months of 2016 to 19% in the corresponding period in 2017. Unchanged general and administrative expense in the first nine months of 2017 was primarily due to lower employee costs that were offset by higher stock-based compensation and higher professional fees.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three and nine months ended September 30, 2017, the third party reported and we recorded $19,000 and $1.4 million, respectively, of income from this arrangement. In the three and nine months ended September 30, 2016, the third party reported and we recorded $238,000 of income from this arrangement. We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Other income. There was no other income in the three month periods ended September 30, 2016 and 2017. Other income increased from zero in the nine month period ended September 30, 2016 to $36,000 in the current year nine month period. For the nine month period ended September 30, 2017, the increase in other income was primarily due to a $37,000 realized gain offset by a $1,000 realized loss on the sale of two high yield bonds.

Interest income. Interest income increased 43% from $76,000 in the three months ended September 30, 2016 to $109,000 in the same three month period in 2017. Interest income increased 31% from $215,000 in the nine months ended September 30, 2016 to $281,000 in the same nine month period in 2017. For the three and nine month periods, the dollar increase in interest income was primarily due to higher interest rates within our money market accounts.

Income taxes. Income tax expense was $0.5 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. Income tax expense was $0.7 and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively. Income tax expense in the three and nine month periods of 2017 and 2016 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

In the nine month period ended September 30, 2016, we utilized deferred tax assets to reduce our tax liability payable to the government. A portion of the deferred tax assets we used comprised cumulative deductions for stock options in excess of book expense. Under income tax accounting rules at that time, that portion of tax benefits attributable to such deductions must be recorded as an adjustment to equity versus a reduction of income tax expense. The tax benefits from such stock-based awards were $0.7 million in the nine month period ended September 30, 2016. These tax benefits were recorded as an equity adjustment to additional paid-in capital.

For the nine month period ended September 30, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event.

As of September 30, 2017, we had a total of $5.6 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In the second quarter of 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of $49.1 million, which represented a decrease of $2.8 million from December 31, 2016. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash provided by operations was $0.6 million in the first nine months of 2017. Cash provided from operations was primarily the result of $1.9 million of net income and the add back of $0.8 million of non-cash items primarily for depreciation, amortization, and stock-based compensation. Cash from these sources was partially offset by $2.1 million of changes in assets and liabilities.

Cash provided by investing activities was $958,000 in the first nine months of 2017. Cash provided from investing activities consisted of $1,019,000 from sales of investments less $61,000 of purchases of property and equipment.

Cash used in financing activities was $4.4 million in the first nine months of 2017. Financing activity cash usage was primarily the result of $4.2 million used to buy back stock under our stock repurchase program and $186,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $42,000 of proceeds from our employee stock purchase plan and stock option exercises.

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

Recent Accounting Pronouncements

See Note G to our Consolidated Financial Statements in Item 1.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at September 30, 2017 consisted of one element:

Cash and cash equivalents. As of September 30, 2017, our cash and cash equivalents of $49.1 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

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

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

July 2017	-	-	-	-
August 2017	82,103	$4.81	82,103	-
September 2017	34,469	$4.98	34,469	$2,132,136

(1) On April 26, 2016, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2017. During the three months ended September 30, 2017, we purchased 116,572 shares under this plan at an aggregate purchase price of $567,009.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and September 30, 2016, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016, and (iv) Notes to Consolidated Financial Statements.

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

AWARE, INC.

Date: October 27, 2017	By:	/s/ Kevin T. Russell
Kevin T. Russell
Chief Executive Officer & President
General Counsel

Date: October 27, 2017	By:	/s/ David J. Martin
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)

