Form 10-K
period 2017-12-31
AWARE INC /MA/
filed 2018-02-28
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer”, “accelerated filer", “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2017 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $69,037,980.

The number of shares outstanding of the registrant’s common stock as of February 14, 2018 was 21,546,818.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 23, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Our products provide interoperable, standards-compliant, field-proven biometric functionality and are used to capture, verify, format, compress and decompress biometric images as well as aggregate, analyze, process, match and transport those images within biometric systems. We sell a broad range of software products for fingerprint, facial, iris, and voice modalities. We also offer a variety of software engineering services, including: i) project planning and management; ii) system design; iii) software design, development, customization, configuration, and testing; and iv) software integration and installation. We sell our biometrics software products and services globally through systems integrators and OEMs, and directly to end user customers.

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

•	Access control

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

Commercial market

Principal biometrics applications in commercial markets involve the authentication and/or identification of individuals. The types of users that may need to be authenticated or identified in commercial applications include customers, employees, suppliers, visitors, patients, or other parties wishing to establish their identity towards gaining access to information, systems, bank accounts, credit card accounts, events, devices, or buildings.

In commercial markets, biometrics-based solutions compete with more traditional security methods including keys, cards, passwords, personal identification numbers (PINs) and security personnel. The adoption of biometrics by leading vendors of smartphones and other popular consumer products has increased users’ confidence and comfort with biometrics as a convenient and secure means of authentication in place of or in addition to passwords. Biometrics solutions are also being considered in commercial markets as a means of increasing security and reducing fraud as part of “know-your-customer” and “know-your-employee” efforts. “Know-your-customer” initiatives are designed to verify the identity of customers before providing products or services. “Know-your-employee” initiatives are designed to verify the identity of employment candidates upon application for employment.

The commercial market for biometrics technology is nascent. The rate of adoption of biometrics in commercial markets depends upon a number of factors, including: i) the performance and reliability of biometric solutions; ii) costs involved in adopting and integrating biometric solutions; iii) public concerns regarding privacy, including potential privacy legislation; and iv) standardization efforts by various industry consortia and standards bodies.

Examples of commercial market applications include:

•	User authentication for login and access to mobile devices, mobile apps, desktop computers, networks, and web-based software programs.
•	User authentication for financial transactions in the financial services industry.
•	User authentication for in-person or online purchases in the retail industry.

•	User authentication for physical access to secured buildings and perimeters.
•	User authentication of employees to access private patient information in the healthcare industry.
•	Identity verification of patients in hospital and surgical settings.
•	Identity verification of test takers in the educational testing industry.
•	Identification of prospective customers in the financial services industry.
•	Identification of candidates for pre-employment screening and background checks.
•	Identification of undesirable customers in the gaming industry.

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

Enterprise segment – Enterprise biometrics systems are similar to government systems in that they typically operate in a client/server environment that: i) captures biometrics samples on a client PC or mobile device; ii) stores those samples in a database on a server, and then, when queried; iii) matches live samples against stored samples. Mobile devices can be used for authentication upon login attempt on another device in an “out-of-band” fashion.

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

Examples of companies that offer biometrics software products include: 1) Aware, Inc.; 2) Idemia (formed by merger of Oberthur Technologies and Safran Identity & Security (“Morpho”)) (“Idemia”); 3) Gemalto NV (who acquired 3M Cogent Inc.) (“Gemalto”); 4) NEC Corporation (“NEC”); 5) Cognitec Systems GmbH (“Cognitec”); 6) Neurotechnology; 7) Iritech, Inc. (“Iritech”); 8) Innovatrics s.r.o. (“Innovatrics”); 9) SpeechPro, Inc.; 10) Agnitio S.L. which was acquired by Nuance Communications, Inc. in 2016; 11) Precise Biometrics; 12) VoiceTrust GmbH.; 13) Eyelock; 14) BIO-key International, Inc.; 15) VoiceVault Inc.; 16) EyeVerify, Inc.; 17) Iris ID; 18) Dermalog Identification Systems GmbH (“Dermalog”); 19) FacePhi Biometria; and 20) Sensory, Inc.

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

There are three large global suppliers of fully integrated solutions, including: 1) Idemia; 2) Gemalto; and 3) NEC. We believe these companies supply a large percentage of the biometric systems that are delivered to government customers around the world.

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

Examples of companies offering biometrics services include: 1) Certibio Identidade Biometrica, a wholly-owned subsidiary of Certisign Certificadora Digital S.A. (“Certisign”); 2) Idemia; 3) RightPatient, Inc.; 4) Microsoft Corporation; 5) SkyBiometry, Inc.; 6) BioID GmbH; and 7) VoiceIt Technologies, LLC.

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

Examples of companies that offer secure identification/access solutions that incorporate biometrically-enabled components include: 1) Gemalto; 2) HID; 3) Entrust Datacard Corporation; and 4) Idemia.

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

1)	Biometric Platforms

AwareABIS™

AwareABIS is an Automated Biometric Identification System (ABIS) used for large-scale biometric identification and deduplication using fingerprint, face, and iris recognition. It is a highly scalable platform that performs one-to-many search or one-to-one match against large stores of biometrics and other identity data. It does so by deploying biometric data and matching algorithms across a cluster of multiple computing nodes. Extremely large biometric databases (tens of millions of records) cannot be stored or efficiently searched on a single computer. Distributing the data and biometric comparison tasks across multiple machines enables even extremely large databases to be searched in only seconds. AwareABIS enables not only massive biometric search tasks but complex filter, search, match, and link operations critical to data preparation and quality assurance functions such as identity resolution and data deduplication. AwareABIS is built upon several mature, high-performance, field-proven applications, platforms, and algorithms from Aware. Components are available a la carte depending on the application and system requirements.

Biometric Services Platform - BioSP™

Our Biometric Services Platform product is called BioSP. BioSP is a service-oriented platform used to enable a biometric system with advanced biometric data processing and management functionality in a web services architecture. It provides workflow, data management and formatting, and other important utilities for large-scale fingerprint recognition, face recognition, and iris recognition systems. BioSP is well suited for applications that require the collection of biometrics throughout a distributed network, and subsequent aggregation, analysis, processing, distribution, matching, and sharing of data with other system components. BioSP is modular, programmable, scalable, and secure, capable of managing all aspects of transaction workflow including messaging, submissions, responses, and logging. BioSP makes extensive use of open-source components and is J2EE-compliant.

Cloud-Based Matching Platform - Astra™

Our cloud-based marching platform product offering is called Astra. Astra is used for large-scale fingerprint recognition, face recognition, iris recognition, and text-based name matching and identity resolution. It is a highly scalable biometric identification and authentication platform that performs one-to-many search or one-to-one match against large stores of biometrics and other identity data. It does so by deploying biometric and text data and matching algorithms across a cluster of multiple computing nodes.

2)	Biometric Search and Match

Biometric Search and Match SDKs

Our line of biometric search and match SDKs is call Nexa™ and it includes Nexa|Fingerprint™, Nexa|Face™, Nexa|Iris™ and NexaVoice™. These products provide high-performance biometric algorithms for fingerprint, facial, iris and voice identification or authentication. The algorithms in these products convert images into biometric templates, which can then be compared to templates stored in databases to find matches.

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

3)	Text Search and Identity Analytics SDKs - Inquire™

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

4)	Biometric Applications

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

Forensic Analysis and QA

Our forensic analysis and quality assurance products include our WorkbenchSuiteTM of products. WorkbenchSuite is a family of .NET workstation applications that are designed to be used by an operator to analyze and repair or otherwise process digital records containing biometric images and data. Each targets a particular use case and implements workflow carefully designed to best assist analysts in their task. The suite comprises:

•	Fingerprint Workbench which is used for forensic analysis, processing, and reporting of biometric fingerprint evidence comparison and search results.

•	Forensic Workbench which is used for the categorization, processing, and standards-compliant formatting of biometric images and demographic data.

•	Sequence Workbench which is used for the detection and assisted repair of fingerprint records containing sequence errors.

•	CrosslinkWorkbench which is used for assisting with identifying and repairing of crosslink errors in ANSI/NIST ITL transactions. Crosslinks are biometric records that erroneously contain data from different individuals.

•	FaceWorkbench which enables an analyst to analyze and process candidates returned from a biometric face search.

Military-Grade Enrollment and Search

•	URC|TacticalTM is a software application for performing biometric enrollment, identification, and screening on ruggedized mobile biometric devices, such as those used by military personnel in the field. It allows the operator to capture both biographic and biometric data from subjects and then match the biometric information to onboard watch lists and known mission-encountered individuals.

5)   Biometric Enrollment SDKs Our software development kits consist of: i) multiple software libraries; ii) sample applications that show customers how to use the libraries; and iii) documentation. Customers use our SDKs to design and develop biometrics applications. Our suite of enrollment SDKs performs a variety of functions that are critical to biometric enrollment, including image capture, image quality assurance, image formatting, and image compression. Our enrollment SDK products include:

•	Biometric Capture and Hardware Abstraction – This group of products includes: i) LiveScan API; ii) PreFaceTM; iii) IrisCheckTM; and iv) SequenceCheckTM.

•	Data Formatting and Validation – This group of products includes: i) NISTPack; ii) ICAOPack; and iii) PIVPackTM.

•	Fingerprint Enrollment Bundle – Our product in this category is called CaptureSuiteTM. CaptureSuite is a bundle of software development kits that support the development of applications with comprehensive functionality for capture of either live scan or card scan fingerprint images. CaptureSuite provides quality and compliance assurance mechanisms for applications, such as fingerprint recognition, fingerprint authentication, and automated fingerprint identification systems.

•	Fingerprint Cards – This group of products includes: i) AccuScanTM; and ii) AccuPrintTM.

•	Image Compression – This group of products includes: i) Aware WSQ1000; and ii) Aware JPEG2000.

•	Controls and applets - This group of products consists of our BioComponentsTM line of products. Our BioComponents products allow customers to develop biometric enrollment applications more quickly than if they purchased our SDKs. Each product in the group includes a user interface and one or more software libraries that perform a discrete set of functions, such as automated image capture, quality assurance, and capture hardware integration. BioComponents comprise modular, independent, self-contained software components that can operate either independently or in concert with one another. Specific BioComponents products and the functions they perform are:

•	FingerprintComponent is used to capture, verify image quality, and compress fingerprint images.
•	PhotoComponent is used to capture, verify image quality, and manipulate facial images.
•	ScanningComponent is used to scan forms such as inked fingerprint cards.
•	PrintingComponent is used for printing FBI-quality fingerprint images on cards and forms.
•	NISTComponent is used for biographic and textual data entry and formatting, NIST compliance checking, and submission.

6)	Mobile Biometrics

Over the past few years, we have modified some of our traditional Windows-based, client-server products for mobile devices that operate on Android and iOS platforms. As of the end of 2017, our mobile biometrics product line-up included:

Biometric Authentication

FIDO® Certified SDKs

FIDO® Suite is a family of products that are certified by the FIDO Alliance and are interoperable with other FIDO-certified products. Our FIDO Suite includes: i) Aware FIDO® Face Authenticator; ii) Aware FIDO® Client; and iii) Aware FIDO® Server. These products are available for Android and iOS devices and enable the functionality described below.

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

Knomi™

In October 2017, we introduced Knomi, a mobile biometric authentication framework offering face, voice and keystroke dynamics. The Knomi mobile biometric authentication framework is a collection of biometric SDKs running on mobile devices and a server that together enable strong, multi-factor, password-free authentication from a mobile device using biometrics. Knomi offers multiple biometric modality options, including facial recognition, keystroke dynamics, and voice authentication as means to authenticate. Banks or any other commercial enterprise can deploy Knomi to enhance their password-based authentication mechanisms, making login to their mobile applications more secure and convenient for their customers and employees. Knomi software components can be used in different combinations and configurations to enable either a server-centric architecture or a device-centric, FIDO® Certified implementation.

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

7)	Biometric Identity Duplicate Detection

In April 2017, we introduced Indigo|Onboard™ , a cloud-based solution that leverages biometrics to enhance the onboarding process with a determination of whether someone has an existing identity record in the system. In this way, attempts at identity fraud can be detected and duplicate identity records prevented. Indigo|Onboard offers browser-based capture of fingerprints and faces, and scalable one-to-many search of millions of records. It separates the enrollment and investigation processes into two asynchronous steps so they can be performed and administrated by personnel with different skills and credentials. Fingerprint data is searched against all records previously enrolled in the system, and positive search results are queued in a worklist, with each work item including alerts and the associated ID numbers and facial images. As a separate asynchronous process, work items can be used towards further investigation, and then either closed or escalated.

8)	Imaging products

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

Sales and Marketing

As of December 31, 2017, we had a total of 12 employees in our sales and marketing organization. In addition to our employee sales staff, we also engage third party sales agents to sell our products and services in foreign countries.

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

All of our revenue in 2017, 2016, and 2015 was derived from unaffiliated customers. Revenue from the Merge Healthcare Solutions Inc. represented 12%, 2% and 4% of total revenue during 2017, 2016 and 2015, respectively. U.S. Marine Corps represented 6%, 18%, and 3% of total revenue during 2017, 2016, and 2015, respectively. Revenue from Telos Corporation represented 6%, 12%, and 2% of total revenue during 2017, 2016, and 2015, respectively. Revenue from Certisign Certificadora Digital S.A. represented 5%, 5%, and 10% of total revenue during 2017, 2016, and 2015, respectively. Revenue from Leidos, Inc. represented 1%, 18%, and 6% of total revenue during 2017, 2016, and 2015, respectively. No other customer represented 10% or more of total revenue in any of those years.

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

Our strategy for growing our biometrics business may include one or more of the following elements:

i)	Product strategy – Our product strategy is to offer more complete biometrics solutions. We believe this strategy will allow us to us to sell more software and services into biometrics projects. We recognized the need to make this transition several years ago and developed new products to enable this strategy.

Our strategy to offer complete solutions involves:

•	Product line expansion - Our aim is to expand our product portfolio by adding new products and increasing the functionality of existing products using our internal engineering teams. This means we may add resources to our engineering staff. To the extent we are unable to develop critical new technologies internally, we may purchase or license such technologies from third parties. Alternatively, we may also acquire biometrics companies provided we believe the acquisition cost is reasonable relative to the estimated future revenue and profits the acquired company may produce.

•	Engineering services – We believe that services are an important element of our strategy to sell complete solutions. We intend to have adequate engineering resources on hand to ensure that we can staff projects with the technical expertise we need to win new projects.

ii)	Market strategy – Our market strategy is to continue to focus on our legacy government biometrics market and expand into new commercial biometrics markets. Historically our revenue has been primarily derived from the government biometrics market.

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

In 2015 and 2016, we had sales of hardware products to a single U.S. government customer. It is unlikely that we will have meaningful sales of hardware in future periods as this customer appears to have completed the bulk of its purchasing. Accordingly, our strategy going forward does not include providing biometrics hardware.

Backlog

We had $3.0 million of backlog on December 31, 2017. We define backlog as revenue items in deferred revenue and undelivered orders in our backlog report. Total backlog of $3.0 million included: i) $2.9 million of software maintenance revenue of which approximately $2.8 million will be recognized during 2018; and ii) $0.1 million of services that we anticipate will be delivered in the first quarter of 2018.

We had $3.3 million of backlog on December 31, 2016. Total backlog of $3.3 million included: i) $2.9 million of software maintenance revenue of which approximately $2.7 million was recognized during 2017; and ii) $0.4 million of services that we anticipated would be delivered in the first quarter of 2017.

Research and Development

Our research and development activities are focused on enhancing our existing products and developing new products. Our engineering organization is based in Bedford, Massachusetts. As of December 31, 2017, we had an engineering staff of 45 employees, representing 66% of our total employee staff.

During the years ended December 31, 2017, 2016, and 2015, research and development expenses totaled $7.8 million, $6.9 million, and $5.8 million, respectively. We expect that we will continue to invest substantial funds in research and development activities.

Patents and Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2017, we had approximately 60 U.S. and foreign patents and approximately 45 pending patent applications. Our patents and patent applications pertain primarily to biometrics and imaging compression.

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

Employees

At December 31, 2017, we employed 68 people, including 45 in engineering, 12 in sales and marketing, and 11 in finance and administration. Of these employees, 65 were based in Massachusetts. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications that currently compete with or will compete directly with our offerings. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•	Diversified technology providers that offer integrated biometrics solutions to governments, law enforcement agencies and other organizations. This group of competitors includes companies such as Idemia, Gemalto, and NEC.

•	Component providers that offer biometrics software and hardware components for fingerprint, facial, iris and voice biometric identification. This group of competitors includes companies such as Cognitec, Neurotechnology, Iritech, Nuance Communications, Inc. and Innovatrics.

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

We rely on third-party software to develop and provide our solutions and significant defects in third-party software could harm our business.

We rely on software licensed from third parties to develop and offer some of our solutions. In addition,  we may need to obtain future licenses from third parties to use software or other intellectual property associated with our solutions. We cannot assure you that these licenses will be available to us on acceptable terms, without significant price increases or at all. Any loss of the right to use any such software or other intellectual property required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions, which could harm our business.

Hardware revenue is likely to be zero in future periods.

We had no hardware revenue in the year ended December 31, 2017. In the years ended December 31, 2016 and 2015, we had hardware revenue of $0.3 million, and $1.1 million, respectively. Gross profit on hardware revenue was $0.1 million, and $0.4 million in 2016 and 2015, respectively.

Hardware revenue consisted of sales of biometrics equipment to a single U.S. government customer. While we are unable to predict future hardware sales with any degree of certainty, future orders from this customer may be minimal as we believe that the bulk of its purchases may have already occurred. We have no hardware orders in backlog as of December 31, 2017 and our strategy does not include selling biometrics hardware.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE. The following table sets forth the high and the low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated from January 1, 2016 to December 31, 2017.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
High	$6.50	$5.40	$5.30	$4.87
Low	$4.41	$4.45	$4.50	$4.35

2016
High	$4.13	$4.41	$5.90	$6.70
Low	2.81	3.58	3.46	4.90

As of February 14, 2018, we had approximately 91 shareholders of record. This number does not include shareholders from whom shares were held in a “nominee” or “street” name. We paid no dividends in 2017, 2016 and 2015. We anticipate that we will continue to reinvest any earnings to finance future operations although we may also pay additional special cash dividends if our board of directors deems it appropriate.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2017.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

October 2017	7,525	$4.66	7,525	-
November 2017	80,480	$4.68	80,480	-
December 2017	38,191	$4.58	38,191	-

(1) On April 26, 2016, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2017. During the three months ended December 31, 2017, we purchased 126,196 shares under this plan at an aggregate purchase price of $586,377.

Performance Graph

The following stock performance graph compares the performance of Aware’s cumulative stockholder return with that of a broad market index, the Nasdaq Composite Index, and a published industry index, the RDG Technology Composite Index. The cumulative stockholder returns for shares of Aware’s common stock and for the market and industry indices are calculated assuming $100 was invested on December 31, 2012. Aware paid special cash dividends of $0.00, $1.75, $0.00, $0.00 and $0.00 per share in 2013, 2014, 2015, 2016 and 2017, respectively. The performance of the market and industry indices is shown on a total return, or dividend reinvested, basis.

	Value of Investment ($)
	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Aware, Inc.	$100.00	$111.50	$111.84	$80.31	$150.27	$110.86
Nasdaq Composite Index.	100.00	141.63	162.09	173.33	187.19	242.29
RDG Technology Composite Index	100.00	132.51	155.05	161.00	181.12	247.79

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated financial statements for the fiscal years ended December 31, 2017, 2016, and 2015 are derived from the consolidated financial statements included elsewhere in this Form 10-K. The data for fiscal years ended December 31, 2014 and 2013 are derived from previously filed consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our historical consolidated financial statements, and the related notes to the consolidated financial statements, which can be found in Item 7 and Item 8.

Year ended December 31,	2017	2016	2015	2014	2013
	(in thousands, except per share data)

Statements of Comprehensive Income Data
Revenue	$16,282	$21,566	$19,621	$23,720	$19,357
Patent related income	1,582	809	43	2,127	780
Operating income	1,810	5,908	3,915	7,089	5,318
Income from continuing operations	1,282	4,103	4,614	4,583	3,752
Loss from discontinued operations, net of income taxes	-	-	-	-	(1,156)
Net loss Net income	1,282	4,103	4,614	4,583	2,596
Net income per share – basic	$0.06	$0.18	$0.20	$0.20	$0.12
Net income per share – diluted	$0.06	$0.18	$0.20	$0.20	$0.11

Balance Sheet Data
Cash and cash equivalents	$51,608	$51,913	$51,232	$43,985	$72,660
Working capital	50,055	51,265	49,151	44,745	75,760
Total assets	63,936	61,984	63,619	55,893	89,329
Total liabilities	4,284	4,143	7,438	3,504	4,179
Total stockholders’ equity	59,652	57,841	56,181	52,389	85,150

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of income and comprehensive income stated as a percentage of total revenue:

	Year ended December 31,
	2017	2016	2015
Revenue:
Software licenses	61%	65%	51%
Software maintenance	30	24	24
Services	8	8	17
Hardware	-	2	6
Royalties	1	1	2
Total revenue	100	100	100

Costs and expenses:
Cost of software licenses	1	5	-
Cost of services	4	4	9
Cost of hardware	-	1	4
Research and development	48	32	29
Selling and marketing	25	19	20
General and administrative	21	15	18
Total costs and expenses	99	76	80

Patent related income	10	4	-

Operating income	11	28	20
Other income	-	-	-
Interest income	3	1	1
Income before provision (benefit from) for income taxes	14	29	21
Provision for (benefit from) income taxes	6	10	(3)
Net income	8%	19%	24%

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

2017 compared to 2016

Revenue and operating income in 2017 were $16.3 million and $1.8 million, respectively, which compared to revenue and operating income in 2016 of $21.6 million and $5.9 million, respectively.

Lower revenue and operating income in 2017 were primarily due to: i) lower biometrics software license sales to the United States Marine Corps (“USMC”) and the United States Navy (“Navy”), ii) lower imaging product license sales related to a $4.5 million license sale in 2015 that we recognized over the period October 2015 to October 2016 that was only partially offset by a large software license agreement with a medical imaging customer in 2017, iii) lower software maintenance revenue, iv) lower services revenue, v) no hardware sales, vi) lower DSL royalties; and vii) higher operating expenses. This was partially offset by: i) higher income from a patent arrangement, ii) lower cost of software licenses; and iii) lower cost of hardware.

2016 compared to 2015

Revenue and operating income in 2016 were $21.6 million and $5.9 million, respectively, which compared to revenue and operating income in 2015 of $19.6 million and $3.9 million, respectively.

Revenue increased by $2.0 million in 2016 primarily as a result of higher license revenue for biometrics and imaging software products. Higher biometrics product license sales were driven by three large sales to: i) the USMC, ii) the Navy, and iii) a systems integrator for a U.S. government end user customer. Higher imaging product license sales were related to a $4.5 million license sale in 2015 that we recognized over the period October 2015 to October 2016.

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

Software license revenue decreased 29% from $14.1 million in 2016 to $9.9 million in 2017. As a percentage of total revenue, software license revenue decreased from 65% in 2016 to 61% in 2017. The $4.2 million decrease in software license revenue was primarily due to: i) a $2.8 million decrease in biometrics software license sales; and ii) a $1.4 million decrease in imaging software license sales. The reasons for the decreases in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $6.8 million in 2017 versus $9.6 in 2016. The decrease was primarily due to: i) software sales of $3.8 million to the USMC and the Navy in 2016 versus $1.1 million in 2017; and ii) a larger software license sale to a systems integrator/U.S. government end user in 2016 whereas we had no license sale of that size in 2017. Revenue decreases from these customers were partially offset by higher license revenue from our other biometrics customers. We are unable to predict whether the USMC or the Navy will purchase this software again in the future.

Software license revenue from Certificadora Digital S.A. (“Certisign”) and other commercial customers fell short of our expectations. The Certisign service rollout continues, but has not resulted in meaningful revenue to date. License revenue from this arrangement specifically and commercial markets generally continued to be slow to develop in 2017.

ii)	Imaging software licenses – Imaging software license sales were $3.2 million in 2017 versus $4.5 million in 2016. The decrease was primarily due to a software license agreement we entered into in October 2015 with a systems integrator. The $4.5 million license fee from that arrangement was recognized over a twelve-month period that ran from October 2015 to October 2016. We recognized $3.6 million from the sale in 2016. There was no remaining license revenue to be recognized from this agreement in 2017. This decrease was partially offset by a $2.3 million software license fee from an agreement we entered into with a medical imaging customer in 2017.

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

Software license revenue from Certificadora Digital S.A. (“Certisign”) and other commercial customers fell short of our expectations. The Certisign service rollout continues, but has not resulted in meaningful revenue to date. License revenue from this arrangement specifically and commercial markets generally has been slow to develop in 2016 and 2017.

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

Software maintenance revenue decreased 4% from $5.1 million in 2016 to $4.9 million in 2017. As a percentage of total revenue, software maintenance revenue increased from 24% in 2016 to 30% in 2017. The dollar decrease in software maintenance was primarily due to a lower retention of maintenance renewals in 2017.

Software maintenance revenue increased 9% from $4.7 million in 2015 to $5.1 million in 2016. As a percentage of total revenue, software maintenance revenue was 24% in 2015 and 2016.

The dollar increase in software maintenance revenue in 2016 was primarily due to a base of maintenance revenue from contract renewals from prior periods that grows as we sell maintenance contracts with new licenses in current periods. A majority of our customers purchase software maintenance contracts when they initially purchase software licenses. Since our software is used in active biometrics systems, many of our customers continue to renew their maintenance contracts in subsequent years while systems remain operational.

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

Services decreased 28% from $1.7 million in 2016 to $1.3 million in 2017. As a percentage of total revenue, services were 8% in 2016 and 2017. The dollar decrease in services revenue was primarily due to lower revenue from our direct U.S. government customers and to a lesser extent our other customers. Services backlog was minimal as of December 31, 2017, which means that services revenue in 2018 is unlikely to return to the levels we achieved in 2014 and 2015.

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

Hardware revenue decreased 100% from $0.3 million in 2016 to zero in 2017. As a percentage of total revenue, hardware revenue decreased from 2% in 2016 to 0% in 2017. The dollar decrease in hardware revenue was due to the delivery of orders in 2016 whereas we had no such orders in 2017.

Hardware revenue decreased 71% from $1.1 million in 2015 to $0.3 million in 2016. As a percentage of total revenue, hardware revenue decreased from 6% in 2015 to 2% in 2016. The dollar decrease in hardware revenue was due to the fact that the Navy completed most of its purchases in 2015. Hardware sales in 2016 were for replacement parts only.

We have no hardware product backlog as of December 31, 2017. We believe that future hardware orders from the Navy may be minimal as we believe it has completed the bulk, if not all, of its purchasing. It is worth noting that our strategy does not include maintaining or growing biometrics hardware revenue. We agreed to provide hardware products as an accommodation to this important customer.

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

Royalties decreased 43% from $0.3 million in 2016 to $0.2 million in 2017. As a percentage of total revenue, royalties were 1% in 2016 and 2017.

Royalties decreased 30% from $0.4 million in 2015 to $0.3 million in 2016. As a percentage of total revenue, royalties decreased from 2% in 2015 to 1% in 2016.

The royalty dollar decrease in 2017 and 2016 was primarily due to lower DSL royalties from both of our licensees. One of our royalty customers reported no royalties in 2017 and the other customer is likely to satisfy its royalty obligation in 2018. We do not consider DSL royalties to be a key element of our business and we expect that this revenue will continue to decline in future periods.

Cost of Software Licenses

Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the Navy and USMC.

Cost of software licenses decreased 75% from $1.1 million in 2016 to $0.3 million in 2017. Cost of software licenses as a percentage of software license sales was 3% in 2017, which means that gross margins were 97%. The dollar decrease in cost of software licenses was primarily due to lower sales of software to the USMC and Navy that included third party software.

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

Cost of services decreased 22% from $0.8 million in 2016 to $0.6 million in 2017. Cost of services as a percentage of services increased from 44% in 2016 to 48% in 2017, which means that gross margins on services decreased from 56% to 52%. The dollar decrease in cost of services was attributable to a decrease in services revenue.

Cost of services decreased 57% from $1.8 million in 2015 to $0.8 million in 2016. Cost of services as a percentage of services decreased from 54% in 2015 to 44% in 2016, which means that gross margins on services increased from 46% to 56%. The dollar decrease in cost of services was attributable to a decrease in services revenue.

Gross margins on services of 52%, 56%, and 46% in 2017, 2016 and 2015, respectively, were a function of: i) the nature of the projects; ii) the level of engineering difficulty and labor hours required to complete project tasks; and iii) how much we were able to charge. Gross margins in these years reflect the profitability mix of customer projects. We expect that gross margins on services will continue to fluctuate in future periods based on the nature, complexity, and pricing of future projects.

Cost of Hardware

Cost of hardware consists primarily of the cost of third party equipment and software included in hardware shipments.

Cost of hardware decreased 100% from $0.2 million in 2016 to zero in 2017. The dollar decrease in cost of hardware was due to the delivery of replacement parts to the Navy in 2016, whereas we had no hardware shipments in 2017.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Years ended December 31,
	2017	2016	2015
Research and development expense	$7,769	$6,938	$5,800
Cost of services	601	766	1,790
Total engineering costs	$8,370	$7,704	$7,590

Research and development expense increased 12% from $6.9 million in 2016 to $7.8 million in 2017. As a percentage of total revenue, research and development expense increased from 32% in 2016 to 48% in 2017. The increase in research and development expense was primarily due to the reallocation of engineers from customer services projects to internal development projects.

As the table above indicates, total engineering costs increased from $7.7 million in 2016 to $8.4 million in 2017. The $0.7 million spending increase was primarily due to the engagement of a third party software development company to assist us in the development of an important new product. Work with the development company commenced in the fourth quarter of 2016 and was completed in 2017. There is no further third party expense associated with this project as all expenses have been incurred. In addition to the above, slightly higher employee costs were partially offset by lower amortization costs. Our engineering headcount was the same in 2016 and 2017. We believe our engineering organization was adequately staffed as of December 31, 2017.

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

Sales and marketing expense decreased 3% from $4.1 million in 2016 to $4.0 million in 2017. As a percentage of total revenue, sales and marketing expense increased from 19% in 2016 to 25% in 2017. The dollar decrease in selling and marketing expense was primarily due to lower spending on sales commissions, travel and sales agents, which were partially offset by higher salaries and advertising and tradeshow costs.

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

General and administrative expense increased 3% from $3.3 million in 2016 to $3.4 million in 2017. As a percentage of total revenue, general and administrative expense increased from 15% in 2016 to 21% in 2017. The increase in general and administrative expense in 2017 was primarily due to higher professional fees and stock-based compensation which was partially offset by lower employee costs. Higher professional fees were primarily due to services related to the implementation of the new revenue standard.

General and administrative expense decreased 6% from $3.5 million in 2015 to $3.3 million in 2016. As a percentage of total revenue, general and administrative expense decreased from 18% in 2015 to 15% in 2016. The decrease in general and administrative expense in 2016 was primarily due to lower stock-based compensation and lower legal fees related to corporate matters and patents.

Patent Related Income

The composition of patent related income in 2017, 2016 and 2015 was as follows:

Year ended December 31, 2017. We had $1.6 million of income from a patent arrangement in 2017. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. Such third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. The party reported and we recorded $1.6 million of income from this arrangement in the year ended December 31, 2017.

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

Other Income

We recorded other income of $36,000 in the year ended December 31, 2017 which consisted of realized gain of $37,000 offset by a $1,000 realized loss on sale of two high yield bond investments. We did not record any other income or expense in the year ended December 31, 2016. We recorded other income of $12,000 in the year ended December 31, 2015 which consisted of realized gains on sales of high yield bond investments.

Interest Income

Interest income increased 43% from $280,000 in 2016 to $401,000 in 2017. The dollar increase was primarily due to higher interest rates.

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

A discussion of income taxes for the years ended December 31, 2017, 2016, and 2015 follows:

Year ended December 31, 2017. Total income tax expense for the year ended December 31, 2017 was $1.0 million. Income tax expense for 2017 was based on: i) the U.S. statutory rate of 34%, ii) increased by the impact of the federal rate change on deferred tax assets due to enactment of the Tax Cuts and Jobs Act, iii) increased by state income taxes; and iv) reduced by permanent adjustments and research tax credits.

As of December 31, 2017, we had a total of $5.4 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In the year ended December 31, 2017, as a result of the adoption of ASU 2016-09, that was effective on January 1, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a provision of $0.4 million to income tax expense in continuing operations and a corresponding reduction in the deferred tax assets.

In 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015. The examination has just started and we do not have any indication of the outcome of this examination at this time.

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

In addition to deferred tax assets carried on our balance sheet, we also had net federal research and development credit carryforwards available at December 31, 2016 of $4.8 million. Under the income tax accounting rules at that time, these credits were not recorded as tax assets as they relate to excess stock compensation deductions that could not be recorded as tax assets until the amounts have been utilized to reduce our tax liability. To the extent these assets can be used to reduce taxes, the benefit must be recorded as a reduction to additional paid-in capital. In 2016, we used $0.7 million of these research tax credits to reduce our tax liability. The benefit related to the usage was recorded to additional paid-in capital.

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

Cash flow from operating activities

In the years ended December 31, 2017, 2016, and 2015, our operating activities provided net cash of $3.7 million, $3.8 million, and $6.7 million, respectively. A discussion of cash flow from operating activities for each of the last three years follows:

Year ended December 31, 2017. Cash provided by operating activities was $3.7 million in 2017. Cash provided by operations was primarily the result of $1.3 million of net income and the add back of $1.2 million of non-cash items for depreciation, amortization and stock-based compensation. Cash provided by operating activities also included $1.2 million of cash from changes in assets and liabilities.

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

Cash flow from investing activities

In the years ended December 31, 2017 and 2015, our investing activities provided net cash of $0.9 million and $0.1 million, respectively. In the year ended December 31, 2016, our investing activities used net cash of $0.1 million. A discussion of cash flow from investing activities for each of the last three years follows:

Year ended December 31, 2017. Cash provided by investing activities of $0.9 million in 2017 was primarily the result of $1.0 million of proceeds from the sale of investments, which was partially offset by $0.1 million of purchases of property and equipment.

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

Cash flow from financing activities

In the years ended December 31, 2017 and 2016, our financing activities used net cash of $4.9 million and $3.0 million, respectively. In the year ended December 31, 2015, our financing activities provided net cash of $0.4 million. A discussion of cash flow from financing activities for each of the last three years follows:

Year ended December 31, 2017. Cash used in financing activities was $4.9 million in 2017. Financing activity cash usage was primarily the result of $4.8 million used to buy back stock under our stock repurchase program and $186,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $74,000 of cash received from the issuance of stock under our ESPP program and stock option exercises.

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

At December 31, 2017, we had cash and cash equivalents of $51.6 million. While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the filing date.

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

CONTRACTUAL OBLIGATIONS

We have various contractual obligations affecting our liquidity. The following represents our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase orders	$69	$69
Total	$69	$69	$-	$-	$-

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets primarily relate to: i) research and development tax credit carryforwards related to excess stock compensation benefits, that are now recorded as tax assets as a result of the adoption of ASU 2016-09, that was effective on January 1, 2017; and ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2017, we had a total of $5.4 million of deferred tax assets for which we had recorded no valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

FASB ASU No. 2014-09. In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for us beginning January 1, 2018.

The new standard permits two methods of adoption: retrospective to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the new standard recognized at the date of initial application (modified retrospective method). The Company will adopt this guidance utilizing the full retrospective method and will adjust each comparative period financial statements to reflect the full retrospective method, beginning with the Quarterly Report on Form 10-Q for the first quarter of 2018.

In preparation for adoption of the standard, we have implemented new internal controls for the implementation and modified and augmented our existing internal controls to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard. Based on our assessment, the most significant impacts of adopting the new standard relate to the following:

i)	2015 imaging software license contract. We consummated a $4.625 million license contract in October 2015 that included a $4.5 million license fee plus a $125,000 software maintenance fee. We delivered the licensed software and the customer paid us in the fourth quarter of 2015. Under current GAAP, we were unable to establish vendor specific objective evidence (“VSOE”) for the maintenance element and, as a result we recognized the total fee ratably over the twelve-month period that ran from October 2015 to October 2016. Under the new standard, license revenue of $4.5 million from that contract will be recognized in 2015 when control over the software was transferred to the customer and software maintenance revenue of $125,000 will be recognized ratably over the twelve-month period that ran from October 2015 to October 2016. This change will result in a decrease in revenue and an increase in stockholders’ equity of $3.6 million for fiscal year 2016.

ii)	DSL royalty contracts. Under our current revenue recognition policy, we recognize DSL royalty revenue in the period in which we receive royalty reports, which is typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we will recognize DSL royalty revenue in the quarter in which sales of royalty-bearing products occurs. Therefore, we will make estimates of royalties earned in the current period and record royalty revenue based on those estimates. This change will result in a decrease in revenue of $17,000 and $39,000 for fiscal years 2017 and 2016, respectively.

iii)	Minimum license/royalty payment contract. One of our revenue contracts required the customer to make a fixed payment for professional services as well as minimum license/royalty payments for software to be distributed to end-users. Under current GAAP, we recognized the professional services fee over the period that the services were performed and revenue for the minimum license/royalty payments when those minimum payments became due. Under the new standard, we will recognize the estimated amount of total consideration, including the professional services fee and the estimate of variable consideration related to the minimum license/royalty payments, in the contract that we expect to be entitled to and recognize revenue in the period(s) that the related licenses and services were transferred to the customer. This change will result in a decrease in revenue of $800,000 for fiscal year 2017, an increase in revenue of $860,000 for fiscal year 2016, an increase in unbilled receivables of $1.4 million in fiscal year 2017, an increase in unbilled receivables of $2.2 million in fiscal year 2016 and an increase in stockholders’ equity of $1.3 million in fiscal year 2016.

iv)	Sales commissions and other third-party acquisition costs. Under current GAAP, sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers are currently expensed as incurred. ASC 340 will require these costs to be recognized as an asset when incurred and expensed over a period consistent with the period of transfer to the customer of the goods or services to which the asset relates. The Company will adopt practical expedient, if the amortization period of the asset that we otherwise would have recognized is one year or less, we will expense the sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers when incurred. The adoption of the new standard will result in a decrease in expense of approximately $114,000 and $294,000 for fiscal year 2017 and 2016, respectively, and a decrease in stockholders’ equity of $0.6 million in fiscal year 2016. For fiscal year 2017, the decrease in expense primarily relates to lower sales commissions due to lower revenue on our minimum license/royalty payment contract as noted above. For fiscal year 2016, the decrease primarily relates to lower sales commissions due to lower revenue from our 2015 imaging software license contract and lower revenue on our minimum license/royalty payment contract as noted above.

Revenue recognition related to our other arrangements for software licenses, software maintenance, services, and hardware will remain substantially unchanged.

Adoption of the standard will result in an aggregate decrease in revenue of $0.8 million and $2.8 million for fiscal year 2017 and 2016, respectively, a decrease in costs and expenses of $0.1 million and $0.3 million, respectively, a decrease in the provision for income taxes of $0.4 million and $1.0 million, respectively, and an increase in stockholders’ equity of $2.7 million, primarily due to the changes noted above. In addition, adoption of the standard will result in an increase in accounts receivable of $1.4 million and $2.2 million as of December 31, 2017 and 2016, respectively, driven by unbilled receivables from recognition of revenue from the estimate of variable consideration related to the minimum license/royalty payments in one of our contracts; a decrease in deferred tax assets of $0.3 million and $0.8 million as of December 31, 2017 and 2016, respectively, driven primarily by a difference in timing of revenue recognition and expenses for book and tax purposes; and an increase in accrued expenses of $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively, driven by sales commissions related to recognition of revenue from the estimate of variable consideration related to the minimum license/royalty payments in one of our contracts. See Expected Impacts of Topic 606 Adoption to Reported Results below for the impact of the adoption of the new standard on our consolidated financial statements.

Expected Impacts of Topic 606 Adoption to Reported Results

Adoption of the new revenue standard is expected to impact our reported results as follows:

(In thousands, except per share data)	Year ended December 31, 2017

		New Revenue
		Standard
	As Reported	Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$16,282	$(817)	$15,465
Costs and expenses	16,054	(114)	15,940
Provision for income taxes	965	(421)	544
Net income	1,282	(282)	1,000
Net income per share - basic and diluted	0.06	(0.01)	0.05

(In thousands, except per share data)	Year ended December 31, 2016

	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$21,566	$(2,804)	$18,762
Costs and expenses	16,467	(294)	16,173
Provision for income taxes	2,085	(986)	1,099
Net income	4,103	(1,524)	2,579
Net income per share - basic and diluted	0.18	(0.07)	0.11

(In thousands)		December 31, 2017

		New Revenue
		Standard
	As Reported	Adjustment	As Adjusted
Consolidated Balance Sheets:
Accounts receivable, net	$2,401	$1,417	$3,818
Prepaid expenses and other current assets	203	13	216
Deferred tax assets	5,402	(331)	5,071
Accrued expenses	1,184	217	1,401
Stockholders' equity	59,652	2,722	62,374

(In thousands)		December 31, 2016

		New Revenue
		Standard
	As Reported	Adjustment	As Adjusted
Consolidated Balance Sheets:
Accounts receivable, net	$3,016	$2,234	$5,250
Prepaid expenses and other current assets	268	22	290
Deferred tax assets	1,078	(752)	326
Accrued expenses	1,075	341	1,416
Stockholders' equity	57,841	2,687	60,528

Adoption of the new revenue standard had no impact to cash from or used in operating, financing, or investing on our consolidated statements of cash flows.

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

The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. In addition, the new standard eliminates the limitation on recognition of excess stock compensation benefits until such benefits are actually realized, and instead applies the general recognition standard to these deferred tax assets. We adopted ASU 2016-09 in 2017 which was applied using a modified retrospective approach. Upon adoption, we recorded a deferred tax asset of $4.8 million with an offsetting adjustment to retained earnings related to excess stock compensation deductions that were not previously recorded as tax assets. For the year ended December 31, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit. We have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

Recent Accounting Pronouncements Not Yet Adopted

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

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of December 31, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at December 31, 2017 consisted of one element:

Cash and cash equivalents. As of December 31, 2017, our cash and cash equivalents of $51.6 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

We do not use derivative financial instruments for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aware, Inc. and subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2012.

Boston, MA

February 28, 2018

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$51,608	$51,913
Accounts receivable (less allowance for doubtful accounts of $20 at December 31, 2017 and 2016)	2,401	3,016
Prepaid expenses and other current assets	203	268
Total current assets	54,212	55,197

Property and equipment, net	4,304	4,634
Investments	-	951
Deferred tax assets	5,402	1,078
Other assets	18	124
Total assets	$63,936	$61,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166	$135
Accrued expenses	1,184	1,075
Accrued income taxes	2	-
Deferred revenue	2,805	2,722
Total current liabilities	4,157	3,932

Long-term deferred revenue	127	211

Commitments and contingent liabilities (Note 8)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2017 and 2016; issued and outstanding 21,493,440 as of December 31, 2017 and 22,370,713 as of December 31, 2016	215	224
Additional paid-in capital	96,246	100,485
Accumulated other comprehensive loss	-	(19)
Accumulated deficit	(36,809)	(42,849)
Total stockholders’ equity	59,652	57,841
Total liabilities and stockholders’ equity	$63,936	$61,984

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31,
	2017	2016	2015
Revenue:
Software licenses	$9,939	$14,093	$10,113
Software maintenance	4,923	5,126	4,706
Services	1,259	1,749	3,304
Hardware	-	317	1,094
Royalties	161	281	404
Total revenue	16,282	21,566	19,621

Costs and expenses:
Cost of software licenses	274	1,101	-
Cost of services	601	766	1,790
Cost of hardware	-	234	717
Research and development	7,769	6,938	5,800
Selling and marketing	4,021	4,142	3,945
General and administrative	3,389	3,286	3,497
Total costs and expenses	16,054	16,467	15,749

Patent related income	1,582	809	43

Operating income	1,810	5,908	3,915
Other income	36	-	12
Interest income	401	280	151
Income before provision for income taxes	2,247	6,188	4,078
Provision for (benefit from) income taxes	965	2,085	(536)
Net income	$1,282	$4,103	$4,614

Net income per share – basic	$0.06	$0.18	$0.20
Net income per share – diluted	$0.06	$0.18	$0.20

Weighted-average shares - basic	21,814	22,829	22,899
Weighted-average shares - diluted	21,877	22,898	22,965

Comprehensive income:
Net income	$1,282	$4,103	$4,614
Other comprehensive income (net of tax):
Unrealized gain/(loss) on available for sale securities	19	45	(35)
Comprehensive income	$1,301	$4,148	$4,579

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$1,282	$4,103	$4,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518	622	640
Stock-based compensation	663	558	689
Reversal of reserve for uncertain tax positions	-	-	(1,914)
Gain on sale of patent assets	-	-	(43)
Amortization of discount on investments	(4)	(13)	(11)
Gain on sale of investments	(36)	-	(12)
Deferred tax benefit (expense) on other comprehensive income	(9)	(24)	18
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	615	1,727	(1,124)
Inventories	-	-	2
Prepaid expenses and other current assets	65	215	(82)
Deferred tax assets	434	(79)	(27)
Accounts payable	31	(99)	(24)
Accrued expenses	109	123	132
Accrued income taxes	2	(236)	236
Deferred revenue	(1)	(3,083)	3,590
Net cash provided by operating activities	3,669	3,814	6,684

Cash flows from investing activities:
Purchases of property and equipment	(82)	(87)	(127)
Sales of investments	1,019	-	529
Proceeds from sale of patent assets, net	-	-	43
Purchase of other assets	-	-	(320)
Net cash provided by (used in) investing activities	937	(87)	125

Cash flows from financing activities:
Proceeds from issuance of common stock	61	44	40
Proceeds from exercise of stock options	13	-	-
Excess tax benefits from stock-based compensation	-	701	554
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(186)	(136)	(156)
Repurchase of common stock	(4,799)	(3,655)	-
Net cash provided by (used in) financing activities	(4,911)	(3,046)	438

Increase/(decrease) in cash and cash equivalents	(305)	681	7,247
Cash and cash equivalents, beginning of year	51,913	51,232	43,985

Cash and cash equivalents, end of year	$51,608	$51,913	$51,232

Supplemental disclosure:
Cash paid for income taxes	$488	$1,553	$571

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balance at December 31, 2014	22,809	$228	$103,756	$(29)	$(51,566)	$52,389

Issuance of unrestricted stock	152	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(36)	-	(156)			(156)
Issuance of common stock under employee stock purchase plan	11	-	40			40
Reversal of reserve for uncertain tax positions			(1,914)			(1,914)
Stock-based compensation expense			689			689
Tax benefits from stock-based awards			554			554
Accumulated other comprehensive loss:
Unrealized loss on securities				(53)		(53)
Deferred tax benefit on unrealized loss				18		18
Net income					4,614	4,614

Balance at December 31, 2015	22,936	229	102,968	(64)	(46,952)	56,181

Issuance of unrestricted stock	152	2	(2)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(36)	-	(136)			(136)
Issuance of common stock under employee stock purchase plan	10	-	44			44
Stock-based compensation expense			558			558
Tax benefits from stock-based awards			701			701
Repurchase of common stock	(691)	(7)	(3,648)			(3,655)
Accumulated other comprehensive loss:
Unrealized gain on securities				69		69
Deferred tax expense on unrealized gain				(24)		(24)
Net income					4,103	4,103

Balance at December 31, 2016	22,371	224	100,485	(19)	(42,849)	57,841

Cumulative effect of change in accounting principle (see Note 2)					4,758	4,758
Exercise of common stock options	4	-	13			13
Issuance of unrestricted stock	143	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(33)	-	(186)			(186)
Issuance of common stock under employee stock purchase plan	13	-	61			61
Stock-based compensation expense			663			663
Repurchase of common stock	(1,005)	(10)	(4,789)			(4,799)
Accumulated other comprehensive loss:
Unrealized gain on securities				28		28
Deferred tax expense on unrealized gain				(9)		(9)
Net income					1,282	1,282

Balance at December 31, 2017	21,493	$215	$96,246	$-	$(36,809)	$59,652

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

Cash and cash equivalents, which primarily include money market mutual funds, were $51.6 million and $51.9 million as of December 31, 2017 and December 31, 2016, respectively. We classified our cash equivalents of $50.0 million and $49.8 million as of December 31, 2017 and 2016, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Our investments, which consisted of high yield corporate debt securities, were also classified within Level 1 of the fair value hierarchy because they were valued using quoted market prices. Debt securities with maturities greater than one year were classified as long term assets. We categorized our investments as available-for-sale securities, and carried them at fair value in our financial statements. We had $1.0 million of available-for-sale investments as of December 31, 2016.

As of December 31, 2017, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$-	$-	$-
Money market funds (included in cash and cash equivalents)	49,986
Total	$49,986	$-	$-

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Corporate debt securities	$951	$-	$-
Money market funds (included in cash and cash equivalents)	49,839	-	-
Total	$50,790	$-	$-

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

Investments - At December 31, 2017 and 2016, we categorized all investment securities as available-for-sale, since we may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders’ equity called Accumulated Comprehensive Income.

Realized gains on investments were $36,000 and $12,000 in the years ended December 31, 2017 and December 31, 2015. There were no realized gains or losses on investments in the year ended December 31, 2016.

There were no unrealized gains or losses on investments at year ended December 31, 2017. Unrealized gains on investments were $69,000 in the year ended December 31, 2016. Unrealized losses on investments were $53,000 in the year ended December 31, 2015.

Allowance for Doubtful Accounts – Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts.

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. We evaluate all inventories for net realizable value on a quarterly basis, and record provisions for excess and obsolete inventory when required. We had no inventories at December 31, 2017 and 2016.

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If an impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time. We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2017, 2016 and 2015.

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

Capitalization of Software Costs – We capitalize certain internally developed software development costs after technological feasibility of the product has been established. No software costs were capitalized for the years ended December 31, 2017, 2016 and 2015, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2017 and 2016, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $51.4 million and $51.7 million, respectively.

Concentration of credit risk with respect to net accounts receivable consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable at December 31:

	2017	2016
Customer A	11%	17%
Customer B	10%	-%
Customer C	9%	13%
Customer D	2%	13%

Concentration of credit risk with respect to our investment portfolio consisted of $0.5 million and $0.5 million with two issuers of corporate debt securities, respectively, at December 31, 2016. At December 31, 2017, there was no concentration of credit with respect to our investment portfolio as we had no corporate debt securities.

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

Advertising Costs – Advertising costs are expensed as incurred and were not material for 2017, 2016, and 2015.

Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

FASB ASU No. 2014-09. In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for us beginning January 1, 2018.

The new standard permits two methods of adoption: retrospective to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the new standard recognized at the date of initial application (modified retrospective method). The Company will adopt this guidance utilizing the full retrospective method and will adjust each comparative period financial statements to reflect the full retrospective method, beginning with the Quarterly Report on Form 10-Q for the first quarter of 2018.

In preparation for adoption of the standard, we have implemented new internal controls for the implementation and modified and augmented our existing internal controls to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard. Based on our assessment, the most significant impacts of adopting the new standard relate to the following:

i)	2015 imaging software license contract. We consummated a $4.625 million license contract in October 2015 that included a $4.5 million license fee plus a $125,000 software maintenance fee. We delivered the licensed software and the customer paid us in the fourth quarter of 2015. Under current GAAP, we were unable to establish vendor specific objective evidence (“VSOE”) for the maintenance element and, as a result we recognized the total fee ratably over the twelve-month period that ran from October 2015 to October 2016. Under the new standard, license revenue of $4.5 million from that contract will be recognized in 2015 when control over the software was transferred to the customer and software maintenance revenue of $125,000 will be recognized ratably over the twelve-month period that ran from October 2015 to October 2016. This change will result in a decrease in revenue and an increase in stockholders’ equity of $3.6 million for fiscal year 2016.

ii)	DSL royalty contracts. Under our current revenue recognition policy, we recognize DSL royalty revenue in the period in which we receive royalty reports, which is typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we will recognize DSL royalty revenue in the quarter in which sales of royalty-bearing products occurs. Therefore, we will make estimates of royalties earned in the current period and record royalty revenue based on those estimates. This change will result in a decrease in revenue of $17,000 and $39,000 for fiscal years 2017 and 2016, respectively.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iii)	Minimum license/royalty payment contract. One of our revenue contracts required the customer to make a fixed payment for professional services as well as minimum license/royalty payments for software to be distributed to end-users. Under current GAAP, we recognized the professional services fee over the period that the services were performed and revenue for the minimum license/royalty payments when those minimum payments became due. Under the new standard, we will recognize the estimated amount of total consideration, including the professional services fee and the estimate of variable consideration related to the minimum license/royalty payments, in the contract that we expect to be entitled to and recognize revenue in the period(s) that the related licenses and services were transferred to the customer. This change will result in a decrease in revenue of $800,000 for fiscal year 2017, an increase in revenue of $860,000 for fiscal year 2016, an increase in unbilled receivables of $1.4 million in fiscal year 2017, an increase in unbilled receivables of $2.2 million in fiscal year 2016 and an increase in stockholders’ equity of $1.3 million in fiscal year 2016.

iv)	Sales commissions and other third-party acquisition costs. Under current GAAP, sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers are currently expensed as incurred. ASC 340 will require these costs to be recognized as an asset when incurred and expensed over a period consistent with the period of transfer to the customer of the goods or services to which the asset relates. The Company will adopt practical expedient, if the amortization period of the asset that we otherwise would have recognized is one year or less, we will expense the sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers when incurred. The adoption of the new standard will result in a decrease in expense of approximately $114,000 and $294,000 for fiscal year 2017 and 2016, respectively, and a decrease in stockholders’ equity of $0.6 million in fiscal year 2016. For fiscal year 2017, the decrease in expense primarily relates to lower sales commissions due to lower revenue on our minimum license/royalty payment contract as noted above. For fiscal year 2016, the decrease primarily relates to lower sales commissions due to lower revenue from our 2015 imaging software license contract and lower revenue on our minimum license/royalty payment contract as noted above.

Revenue recognition related to our other arrangements for software licenses, software maintenance, services, and hardware will remain substantially unchanged.

Adoption of the standard will result in an aggregate decrease in revenue of $0.8 million and $2.8 million for fiscal year 2017 and 2016, respectively, a decrease in costs and expenses of $0.1 million and $0.3 million, respectively, a decrease in the provision for income taxes of $0.4 million and $1.0 million, respectively, and an increase in stockholders’ equity of $2.7 million, primarily due to the changes noted above. In addition, adoption of the standard will result in an increase in accounts receivable of $1.4 million and $2.2 million as of December 31, 2017 and 2016, respectively, driven by unbilled receivables from recognition of revenue from the estimate of variable consideration related to the minimum license/royalty payments in one of our contracts; a decrease in deferred tax assets of $0.3 million and $0.8 million as of December 31, 2017 and 2016, respectively, driven primarily by a difference in timing of revenue recognition and expenses for book and tax purposes; and an increase in accrued expenses of $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively, driven by sales commissions related to recognition of revenue from the estimate of variable consideration related to the minimum license/royalty payments in one of our contracts. See Expected Impacts of Topic 606 Adoption to Reported Results below for the impact of the adoption of the new standard on our consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Impacts of Topic 606 Adoption to Reported Results

Adoption of the new revenue standard is expected to impact our reported results as follows:

(In thousands, except per share data)		Year ended December 31, 2017

	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$16,282	$(817)	$15,465
Costs and expenses	16,054	(114)	15,940
Provision for income taxes	965	(421)	544
Net income	1,282	(282)	1,000
Net income per share - basic and diluted	0.06	(0.01)	0.05

(In thousands, except per share data)		Year ended December 31, 2016

	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$21,566	$(2,804)	$18,762
Costs and expenses	16,467	(294)	16,173
Provision for income taxes	2,085	(986)	1,099
Net income	4,103	(1,524)	2,579
Net income per share - basic and diluted	0.18	(0.07)	0.11

(In thousands)		December 31, 2017

	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Balance Sheets:
Accounts receivable, net	$2,401	$1,417	$3,818
Prepaid expenses and other current assets	203	13	216
Deferred tax assets	5,402	(331)	5,071
Accrued expenses	1,184	217	1,401
Stockholders' equity	59,652	2,722	62,374

(In thousands)		December 31, 2016

	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Balance Sheets:
Accounts receivable, net	$3,016	$2,234	$5,250
Prepaid expenses and other current assets	268	22	290
Deferred tax assets	1,078	(752)	326
Accrued expenses	1,075	341	1,416
Stockholders' equity	57,841	2,687	60,528

Adoption of the new revenue standard had no impact to cash from or used in operating, financing, or investing on our consolidated statements of cash flows.

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

The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. In addition, the new standard eliminates the limitation on recognition of excess stock compensation benefits until such benefits are actually realized, and instead applies the general recognition standard to these deferred tax assets. We adopted ASU 2016-09 in 2017 which was applied using a modified retrospective approach. Upon adoption, we recorded a deferred tax asset of $4.8 million with an offsetting adjustment to retained earnings related to excess stock compensation deductions that were not previously recorded as tax assets. For the year ended December 31, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. We have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

Recent Accounting Pronouncements Not Yet Adopted

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

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of December 31, 2017.

Segments – We organize ourselves into a single segment reporting to the chief operating decision maker. We have sales outside of the United States, which are described in Note 8. All long-lived assets are maintained in the United States.

3.	PATENT RELATED INCOME

The composition of patent related income in 2017, 2016 and 2015 was as follows:

Years ended December 31, 2017 and 2016. We had $1.6 million and $0.8 million of income from a patent arrangement in 2017 and 2016, respectively. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. Such third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. The party reported and we recorded $1.6 million and $0.8 million of income from this arrangement in the years ended December 31, 2017 and 2016, respectively.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2017	2016
Land	$1,056	$1,056
Building and improvements	9,060	9,060
Computer equipment	638	629
Purchased software	83	83
Furniture and fixtures	778	778
Office equipment	138	166
Total	11,753	11,772
Less accumulated depreciation and amortization	(7,449)	(7,138)
Property and equipment, net	$4,304	$4,634

Depreciation expense was $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. In 2017, 2016 and 2015, we identified $0.1 million, $0.1 million, and $0.1 million of assets no longer in use and retired the assets and related accumulated depreciation.

5.	INCOME TAXES

We made provisions for income taxes in the years ended December 31, 2017 and 2016 of $1.0 million and $2.1 million, respectively. We recorded a benefit from income taxes of $0.5 million in the year ended December 31, 2015. The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	470	$1,807	$(807)
State	70	410	280
	540	2,217	(527)
Deferred:
Federal	436	(120)	(16)
State	(11)	(12)	7
	425	(132)	(9)

Provision for (benefit from) income taxes	$965	$2,085	$(536)

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2017	2016	2015
Federal statutory rate	34%	34%	34%
Enactment of the Tax Cuts and Jobs Act	16	-	-
State rate, net of federal benefit	5	5	5
Tax credits	(11)	(4)	(4)
Permanent adjustments	(3)	(1)	(2)
Reversal of reserve	-	-	(47)
Other	2	-	1
Effective tax rate	43%	34%	(13)%

Total income tax expense for the year ended December 31, 2017 was $1.0 million. Income tax expense for 2017 was based on: i) the U.S. statutory rate of 34%, ii) increased by the impact of the federal rate change on deferred tax assets due to enactment of the Tax Cuts and Jobs Act, iii) increased by state income taxes; and iv) reduced by permanent adjustments and research tax credits.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a provision of $0.4 million to income tax expense in continuing operations and a corresponding reduction in the deferred tax assets.

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

As of December 31, 2017 and 2016, we had deferred tax assets for which we had recorded no valuation allowance. The principal components of deferred tax assets were as follows at December 31 (in thousands):

	2017	2016
Depreciation	$330	$435
Stock compensation	103	225
Federal research and development credits	4,602	-
Other	367	418
Total	5,402	1,078
Less valuation allowance	(-)	(-)
Deferred tax assets, net	$5,402	$1,078

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, we had a total of $5.4 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

A rollforward of the uncertain tax position related to our research and development tax credits is as follows (in thousands):

Uncertain tax positions at December 31, 2014	$2,945
Decrease due to completion of IRS examination	(1,913)
Uncertain tax positions at December 31, 2015	1,032
Increase due to completion of IRS examination	-
Uncertain tax positions at December 31, 2016	1,032
Decrease due to positions taken in prior periods	(34)
Uncertain tax positions at December 31, 2017	$998

Uncertain tax positions of $0.7 million will impact our tax rate if realized. The difference between this amount and the total uncertain tax positions in the table above is the federal tax effect on state tax credits.

At December 31, 2016, in addition to deferred tax assets carried on our balance sheet, we also had net federal research and development credit carryforwards available of $4.8 million. Under the income tax rules at that time, these credits were not recorded as tax assets as they relate to excess stock compensation deductions and could not be recorded as tax assets until the amounts had been utilized to reduce our tax liability. To the extent that these assets were used to reduce taxes in 2016, and 2015, the benefits were recorded as a reduction to additional paid-in capital. In 2016 and 2015, we recorded tax benefits to additional paid-in capital of $0.7 million, and $0.6 million, respectively. We adopted ASU 2016-09 in 2017 which was applied using a modified retrospective approach. Upon adoption, we recorded a deferred tax asset of $4.8 million with an offsetting adjustment to retained earnings related to excess stock compensation deductions that were not previously recorded as tax assets. We utilized $0.2 million of these tax assets in 2017.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, we had no accrued interest or penalties related to uncertain tax positions.

The tax years from 2014 through 2017 are subject to examination by the IRS and the tax years 2001 through 2017 are subject to examination by state tax authorities. In the second quarter of 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015. The examination has just started and we do not have any indication of the outcome of this examination at this time.

6.	EQUITY AND STOCK COMPENSATION PLANS

Fixed Stock Option Plan – We have one active fixed stock option plan which is our 2001 Nonqualified Stock Plan (“2001 Plan”). We are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock under this plan. As of December 31, 2017, there were 4,803,239 shares available for grant under the 2001 Plan.

Options are granted at exercise prices as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Options generally vest over three to five years.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents stock-based employee compensation expenses included in our consolidated statements of income and comprehensive income (in thousands):

	Years ended December 31,
	2017	2016	2015
Cost of services	$9	$10	$28
Research and development	119	86	89
Selling and marketing	15	11	13
General and administrative	520	451	559
Stock-based compensation expense	$663	$558	$689

Stock-based compensation expense in the preceding table includes expenses associated with grants of: i) stock options; and iii) unrestricted shares of our common stock. The methods used to determine stock-based compensation expense for each type of equity grant are described in the following paragraphs.

Stock Option Grants. We did not grant any stock options in the years ended December 31, 2017, 2016 and 2015. When we grant stock options we estimate the fair value of those stock options using the Black-Scholes valuation model. The Black-Scholes valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We do not estimate our forfeiture rates as the actual forfeiture rate is known at the end of each reporting period due to the timing of our stock option vesting.

Unrestricted Stock Grants. Our 2001 Plan permits us to grant shares of unrestricted stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date. We granted 134,000, 152,000, and 152,000 shares of unrestricted stock during the years ended December 31, 2017, 2016, and 2015, respectively.

The accounting treatment of unrestricted stock awards in 2017, 2016 and 2015 is described below:

Year ended December 31, 2017. In February 2017, we granted 134,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2017 and December 31, 2017. We expensed $663,000 of stock-based compensation expense related to this grant in the year ended December 31, 2017. There was no unamortized stock-based compensation charge associated with this stock grant as of December 31, 2017.

We issued shares of common stock related to the February 2017 grant as follows: i) 54,014 net shares of common stock were issued in early July 2017 after employees surrendered 12,986 shares for which we paid $67,000 of withholding taxes on their behalf; and ii) 53,378 net shares of common stock were issued in early January 2018 after employees surrendered 13,622 shares for which we paid $64,000 of withholding taxes on their behalf.

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

A summary of stock option transactions for our fixed stock option plan for the years ended December 31, 2017, 2016, and 2015 are presented below:

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	86,202	$4.37	86,202	$4.37	106,202	$4.71
Granted	-	-	-	-	-	-
Exercised	(4,168)	3.09	-	-	-	-
Forfeited or cancelled	(54,034)	5.20	-	-	(20,000)	6.18
Outstanding at end of year	28,000	$2.97	86,202	$4.37	86,202	$4.37

Exercisable at year end	28,000	$2.97	86,202	$4.37	86,202	$4.37

Total options outstanding at December 31, 2017 were 28,000. All of those options were vested and had a weighted average exercise price of $2.97.

No stock options were granted in the years ended December 31, 2017, 2016 and 2015. For the year ended December 31, 2017, 4,168 options were exercised which generated proceeds of $13,000. No options were exercised in the years ended December 31, 2016 and 2015.

At December 31, 2017, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 0.9 years for each.

At December 31, 2017, the aggregate intrinsic value of options outstanding and options exercisable was $43,000 for each. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes the stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$2 to $3	18,000	$2.52	1.39	18,000	$2.52
$3 to $4	10,000	3.77	.14	10,000	3.77
	28,000	$2.97	.94	28,000	$2.97

At December 31, 2017, there was no unrecognized compensation expense related to non-vested stock options as there were no non-vested stock options.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period. There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of December 31, 2017 there were 66,389 shares available for future issuance under the ESPP Plan. We issued 13,514, 9,473, and 11,561 common shares under the ESPP Plan in 2017, 2016, and 2015, respectively.

Share Purchases - On April 26, 2016, we announced that our Board of Directors had approved a program authorizing the Company to purchase up to $10 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. Shares are retired upon repurchase. The authorization to repurchase our stock expired on December 31, 2017.

We repurchased 1,005,412 shares of common stock under this program for a total cost of $4.8 million during the year ended December 31, 2017. Included in the shares repurchased during 2017 were 210,000 shares repurchased through a privately negotiated transaction. On March 9, 2017, after approval by the Company's Audit Committee and Board of Directors, the Company repurchased 210,000 shares from Richard P. Moberg, the Company's former co-Chief Executive Officer, co-President and Chief Financial Officer and current member of the Board of Directors at a 10% discount off of the market closing price of the Company's stock on March 8, 2017. The closing price of our common stock on March 8, 2017 was $4.85. The resulting sale price, after calculating the ten percent (10%) discount was $4.36 and the total transaction cost was $915,600. We repurchased 690,801 shares for a total cost of $3.7 million during the year ended December 31, 2016.

Since the program commenced in April 2016 and concluded in December 2017, we have repurchased 1,696,213 shares for a total cost of $8.5 million.

Dividends – We did not pay dividends in the years ended December 31, 2017, 2016 and 2015.

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$12,430	$17,806	$11,737
Brazil	1,079	1,302	2,163
Rest of world	2,773	2,458	5,721
	$16,282	$21,566	$19,621

Revenue by product group was (in thousands):

	Year ended December 31,
	2017	2016	2015
Biometrics	$12,753	$16,546	$16,916
Imaging	3,368	4,739	2,301
DSL royalties	161	281	404
	$16,282	$21,566	$19,621

The portion of total revenue that was derived from major customers was as follows:

	Year ended December 31,
	2017	2016	2015
Customer A	16%	2%	4%
Customer B	8%	18%	3%
Customer C	7%	12%	2%
Customer D	6%	5%	10%
Customer E	2%	18%	6%

9.	EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were approximately $223,000, $225,000, and $216,000 in 2017, 2016 and 2015, respectively.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	NET INCOME PER SHARE

Net income per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2017	2016	2015

Net income	$1,282	$4,103	$4,614

Shares outstanding:
Weighted-average common shares outstanding	21,814	22,829	22,899
Additional dilutive common stock equivalents	63	69	66
Diluted shares outstanding	21,877	22,898	22,965

Net income per share – basic	$0.06	$0.18	$0.20
Net income per share - diluted	$0.06	$0.18	$0.20

For both of the years ended December 31, 2016 and 2015, options to purchase 54,034 shares of common stock at weighted average exercise prices of $5.20 per share were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss and activity were as follows (in thousands):

	December 31,	Increase/	Reclassification	December 31,
	2016	Decrease	Adjustments	2017

Unrealized losses on available for sale securities	$(45)	$21	$24	$-
Unrealized gains on available for sale securities	17	21	(38)	-
Net unrealized gains (losses) on available for sale securities	(28)	42	(14)	-
Income tax benefit (expense) on other comprehensive loss	9	(14)	5	-
Total accumulated other comprehensive loss, net of taxes	$(19)	$28	$(9)	-

12.	OFF-BALANCE SHEET ARRANGEMENTS

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

The following table is a summary of certain items in the consolidated statements of income and comprehensive income for each of our quarters in the two-year period ended December 31, 2017 (in thousands, except per share data).

	2017 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,347	$2,745	$5,905	$3,286
Operating income (loss)	386	238	1,665	(478)
Net income (loss)	405	228	1,229	(580)

Net income (loss) per share – basic	$0.02	$0.01	$0.06	$(0.03)
Net income (loss) per share – diluted	$0.02	$0.01	$0.06	$(0.03)

	2016 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,834	$6,904	$5,899	$3,929
Operating income	880	2,074	2,313	641
Net income	635	1,436	1,573	460

Net income per share – basic	$0.03	$0.06	$0.07	$0.02
Net income per share – diluted	$0.03	$0.06	$0.07	$0.02

Quarterly amounts may not sum to annual amounts due to rounding and dilution.

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts – Years ended December 31, 2017, 2016, and 2015

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D	Col. E
Additions
	Balance at	Charged to	Charged	Deductions	Balance
	Beginning	Costs and	to Other	Charged to	at End
	of Period	Expenses	Accounts	Reserves	of Period
Allowance for doubtful accounts receivable:
2017	$20	$19	$-	$(19)	$20
2016	$20	$-	$-	$-	$20
2015	$20	$-	$-	$-	$20

Inventory reserves:
2017	$-	$-	$-	$-	$-
2016	$-	$-	$-	$-	$-
2015	$-	$-	$-	$-	$-

Warranty reserves:
2017	$-	$-	$-	$-	$-
2016	$-	$-	$-	$-	$-
2015	$-	$-	$-	$-	$-

Deferred tax asset valuation allowance:
2017	$-	$-	$-	$-	$-
2016	$-	$-	$-	$-	$-
2015	$-	$-	$-	$-	$-

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aware, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Aware Inc.'s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Boston, MA

February 28, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 23, 2018 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 23, 2018 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 23, 2018 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our May 23, 2018 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 23, 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a)	Financial Statements and Exhibits:

(3) Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).

10.1*	1996 Employee Stock Purchase Plan, as amended and restated (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005 and incorporated herein by reference).

10.2*	Form of Indemnification Agreement for Directors and Officers of Aware, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 22, 2011 and incorporated herein by reference).

10.3*	2001 Nonqualified Stock Plan (filed as Exhibit 99(d)(4) to the Company’s Schedule TO filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference).

10.4*	Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors prior to May 21, 2008 (filed as Exhibit 10.6 to Company’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.5*	Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors from and after May 21, 2008 (filed as Exhibit 10.8 to Company’s Form 8-K on May 22, 2008 and incorporated herein by reference)

10.6*	Form of Unrestricted Stock Award for outside directors of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.1 to Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).

10.7*	Form of Unrestricted Stock Award for officers of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.2 to Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).

10.8	Asset Purchase Agreement by and between Aware, Inc. and Lantiq Broadband Holdco, Inc. and Lantiq Deutschland GmbH dated October 14, 2009 (filed as Exhibit 10.8 to Company’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.9*	Form of Unrestricted Stock Award for executive officers and directors of Aware, Inc. under the 2001 Nonqualified Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2013 and incorporated herein by reference).

10.10*	Form of Change in Control Retention Agreement between Aware, Inc. and Kevin T. Russell (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2015 and incorporated herein by reference).

10.11*	Form of Change in Control Retention Agreement between Aware, Inc. and David J. Martin (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2017 and incorporated herein by reference).

10.12	Transaction between Aware, Inc. and Richard P. Moberg as described in Form 8-K as filed by Aware, Inc. with the Securities and Exchange Commission on March 9, 2017 and incorporated herein by reference.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015; and (v) Notes to Consolidated Financial Statements.

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
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2018.

Signature	Title

/s/ Kevin T. Russell	Chief Executive Officer, President,
Kevin T. Russell	General Counsel & Director
(Principal Executive Officer)

/s/ David J. Martin	Chief Financial Officer
David J. Martin	(Principal Financial and Accounting Officer)

/s/ John S. Stafford, Jr.	Chairman of the Board & Director
John S. Stafford, Jr.

/s/ John S. Stafford, III	Director
John S. Stafford, III

/s/ Adrian F. Kruse	Director
Adrian F. Kruse

/s/ Brian D. Connolly	Director
Brian D. Connolly

/s/ Brent P. Johnstone	Director
Brent P. Johnstone

/s/ Richard P. Moberg	Director
Richard P. Moberg

