Form 10-Q
period 2018-03-31
AWARE INC /MA/
filed 2018-04-27
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of April 23, 2018:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	21,546,818 shares

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$50,648	$51,608
Accounts receivable, net	2,265	2,389
Unbilled receivables	1,233	1,429
Prepaid expenses and other current assets	324	216
Total current assets	54,470	55,642

Property and equipment, net	4,295	4,304
Deferred tax assets	5,163	5,071
Other assets	-	18
Total assets	$63,928	$65,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$234	$166
Accrued expenses	1,281	1,401
Accrued income taxes	16	2
Deferred revenue	2,285	2,805
Total current liabilities	3,816	4,374

Long-term deferred revenue	111	127

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,546,818 as of March, 31, 2018 and 21,493,440 as of December 31, 2017	215	215
Additional paid-in capital	96,209	96,246
Accumulated deficit	(36,423)	(35,927)
Total stockholders’ equity	60,001	60,534

Total liabilities and stockholders’ equity	$63,928	$65,035

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Software licenses	$1,473	$2,486
Software maintenance	1,294	1,253
Services	144	374
Royalties	-	43
Total revenue	2,911	4,156

Costs and expenses:
Cost of software licenses	-	247
Cost of services	50	216
Research and development	1,875	1,857
Selling and marketing	924	915
General and administrative	785	790
Total costs and expenses	3,634	4,025

Patent related income	-	91

Operating income (loss)	(723)	222
Interest income	162	84
Income (loss) before provision for (benefit from) income taxes	(561)	306
Provision for (benefit from) income taxes	(66)	5
Net income (loss)	$(495)	$301

Net income (loss) per share – basic	$(0.02)	$0.01
Net income (loss) per share – diluted	$(0.02)	$0.01

Weighted-average shares – basic	21,547	22,255
Weighted-average shares - diluted	21,573	22,321

Comprehensive income:
Net income (loss)	$(495)	$301
Other comprehensive income (loss) (net of tax):
Unrealized gains on available for sale securities	-	28
Comprehensive income (loss)	$(495)	$329

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(495)	$301
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	122	133
Stock-based compensation	24	71
Deferred tax benefit on other comprehensive income	-	(14)
Amortization of discount on investments	-	(3)
Changes in assets and liabilities:
Accounts receivable	124	(400)
Unbilled receivables	196	216
Prepaid expenses and other current assets	(108)	(29)
Deferred tax assets	(92)	(25)
Accounts payable	68	270
Accrued expenses	(120)	(25)
Accrued income taxes	14	36
Deferred revenue	(536)	(512)
Net cash provided by (used in) operating activities	(803)	19

Cash flows from investing activities:
Purchases of property and equipment	(96)	(5)
Net cash used in investing activities	(96)	(5)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	13
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(61)	(119)
Repurchase of common stock	-	(2,827)
Net cash used in financing activities	(61)	(2,933)

Decrease in cash and cash equivalents	(960)	(2,919)
Cash and cash equivalents, beginning of period	51,608	51,913

Cash and cash equivalents, end of period	$50,648	$48,994

Supplemental disclosure:
Cash paid for income taxes	$8	$12

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A)	Nature of Business. We are a leading provider of software and services to the biometrics industry. Our software products are used in government and commercial biometrics systems, which are capable of determining or verifying an individual’s identity. We also offer engineering services related to software customization, integration, and installation, as well as complete systems development. We sell our biometrics software products and services globally through systems integrators, OEMs, and directly to end user customers. We also derive a portion of our revenue from the sale of imaging software.

B)	Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the three years ended December 31, 2017 in conjunction with our 2017 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2018, and of operations and cash flows for the interim periods ended March 31, 2018 and 2017.

The results of operations for the interim period ended March 31, 2018 are not necessarily indicative of the results to be expected for the year.

C)	Revenue Recognition. Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the full retrospective transition method. Adoption of the standard using the full retrospective method required us to restate certain previously reported results.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. In addition, ASC 606 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The core principle of the standard is that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve that core principle, we should apply the following five step model:

1.	Identify the contract with the customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) each performance obligation is satisfied.

1) Identify the contract with the customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s intent and ability to pay, which is based on a variety of factors including the customer’s historical payment experience, or in the case of a new customer, published credit and financial information pertaining to the customer.

We evaluate contract modifications for the impact on revenue recognition if they have been approved by both parties such that the enforceable rights and obligations under the contract have changed. Contract modifications are either accounted for using a cumulative effect adjustment or prospectively over the remaining term of the arrangement. The determination of which method is more appropriate depends on the nature of the modification, which we evaluate on a case-by-case basis.

We combine two or more contracts entered into at or near the same time with the same customer and account for them as a single contract if (i) the contracts are negotiated as a package with a common commercial objective, (ii) the amount of consideration to be paid in one contract depends on the price or performance of the other contract, or (iii) some or all of the goods or services in one contract would be combined with some or all of the goods and services in the other contract into a single performance obligation. If two or more contracts are combined, the consideration to be paid is aggregated and allocated to the individual performance obligations without regard to the consideration specified in the individual contracts.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, we apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation. To identify performance obligations, we consider all of the goods or services promised in a contract regardless of whether they are explicitly stated or are implied by customary business practices.

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of March 31, 2018, none of our contracts contained a significant financing component.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative SSPs. The SSP is the price at which we would sell a promised good or service separately to a customer. The best estimate of SSP is the observable price of a good or service when we sell that good or service separately. A contractually stated price or a list price for a good or service may be the SSP of that good or service. We use a range of amounts to estimate SSP when we sell each of the goods and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various goods and services. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we typically determine the SSP using an adjusted market assessment approach using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual goods and services due to the stratification of those goods and services by customers and circumstances. In these instances, we may use information such as the nature of the customer and distribution channel in determining the SSP.

5) Recognize revenue when or as we satisfy a performance obligation

We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized over time if 1) the customer simultaneously receives and consumes the benefits provided by our performance, 2) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) our performance does not create an asset with an alternative use to us and we have an enforceable right to payment for performance completed to date. If we do not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

We categorize revenue as software licenses, software maintenance, services, or royalties. In addition to the general revenue recognition policies described above, specific revenue recognition policies apply to each category of revenue.

Software licenses

Software licenses consist of revenue from the sale of software licenses for biometrics and imaging applications. Our software licenses are functional intellectual property and typically provide customers with the right to use our software in perpetuity as it exists when made available to the customer. We recognize revenue from software licenses at a point in time upon delivery, provided all other revenue recognition criteria are met.

Software maintenance

Software maintenance consists of revenue from the sale of software maintenance contracts for biometrics and imaging software. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the maintenance contract. Software support and software updates are considered distinct services. However, these distinct services are considered a single performance obligation consisting of a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. We recognize software maintenance revenue over time on a straight-line basis over the contract period.

Services

Service revenue consists of fees from biometrics customers for software engineering services we provide to them. We recognize services revenue over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met.

Royalties

Royalties consist primarily of royalty payments we receive under DSL silicon contracts with two customers that incorporate our silicon intellectual property (“IP”) in their DSL chipsets. We sold the assets of our DSL IP business in 2009, but we continued to receive royalty payments from these customers. Royalties are reported in continuing operations in accordance with ASC 205, Reporting Discontinued Operations, because we have continuing ongoing cash flows from this business.

We recognize revenue from sales-based royalties at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Refer to Note G – Business Segments for further information on the disaggregation of revenue, including revenue by geography and category.

Arrangements with multiple performance obligations

In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations. The various combinations of multiple performance obligations and our revenue recognition for each are described as follows:

•	Software licenses and software maintenance. When software licenses and software maintenance contracts are sold together, the software licenses and software maintenance are generally considered distinct performance obligations. The transaction price is allocated to the software licenses and the software maintenance based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the software maintenance is recognized over time on a straight-line basis over the contract period.

•	Software licenses and services. When software licenses and significant customization engineering services are sold together, they are accounted for as a combined performance obligation, as the software licenses are generally highly dependent on, and interrelated with, the associated services and therefore are not distinct performance obligations. Revenue for the combined performance obligation is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). When software licenses and standard implementation or consulting-type services are sold together, they are generally considered distinct performance obligations as the software licenses are not dependent on or interrelated with the associated services. The transaction price in these arrangements is allocated to the software licenses and services based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). In arrangements with both software licenses and services, the software license portion of the arrangement is classified as software license revenue and the services portion is classified as services revenue in our consolidated statements of income and comprehensive income.

•	Software licenses, software maintenance and services. When we sell software licenses, software maintenance and software services together, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). Revenue for the software maintenance is recognized over time on a straight-line basis over the contract period. However, if the software services are significant customization engineering services, they are accounted for with the software licenses as a combined performance obligation, as stated above. Revenue for the combined performance obligation is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted).

Returns

We do not offer rights of return for our products and services in the normal course of business.

Customer Acceptance

Our contracts with customers generally do not include customer acceptance clauses.

Contract Balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by the deferred revenue below until the performance obligation is satisfied. Contract assets represent arrangements in which the good or service has been delivered but payment is not yet due. Our contract assets consist of unbilled receivables. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software maintenance contracts. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.

The following table presents changes in our contract assets and liabilities during the three months ended March 31, 2017 and 2018 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2017
Contract assets:
Unbilled receivables	$2,259	$43	$(259)	$2,043

Three months ended March 31, 2018
Contract assets:
Unbilled receivables	$1,429	$33	$(229)	$1,233

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended March 31, 2017
Contract liabilities:
Deferred revenue	$2,933	$750	$(1,262)	$2,421

Three months ended March 31, 2018
Contract liabilities:
Deferred revenue	$2,932	$758	$(1,294)	$2,396

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 95% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for software maintenance contracts with a duration greater than one year was $111,000. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

Contract Costs

We recognize an other asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions meet the requirements to be capitalized, and we amortize these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets on our consolidated balance sheets.

We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. These costs include sales commissions on software maintenance contracts with a contract period of one year or less as sales commissions paid on contract renewals are commensurate with those paid on the initial contract.

D)	Fair Value Measurements. The Financial Accounting Standards Board (“FASB”) Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to the unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the FASB Codification are: i) Level 1 – valuations that are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; ii) Level 2 – valuations that are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and iii) Level 3 – valuations that require inputs that are both significant to the fair value measurement and unobservable.

Cash and cash equivalents, which primarily include money market mutual funds, were $50.6 million and $51.6 million as of March 31, 2018 and December 31, 2017, respectively. We classified our cash equivalents of $50.1 million and $50.0 million as of March 31, 2018 and December 31, 2017 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

As of March 31, 2018, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at March 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$50,148
Total	$50,148	$-	$-

As of December 31, 2017, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$49,986
Total	$49,986	$-	$-

E)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017

Net income (loss)	$(495)	$301

Shares outstanding:
Weighted-average common shares outstanding	21,547	22,255
Additional dilutive common stock equivalents	26	66
Diluted shares outstanding	21,573	22,321

Net income (loss) per share – basic	$(0.02)	$0.01
Net income (loss) per share - diluted	$(0.02)	$0.01

For the three month period ended March 31, 2017, options to purchase 20,834 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

F)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2018	2017

Cost of services	$-	$2
Research and development	5	12
Selling and marketing	1	1
General and administrative	18	56
Stock-based compensation expense	$24	$71

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

We granted shares of unrestricted stock in 2018 and 2017 that affected financial results for the three month periods ended March 31, 2018 and 2017. These grants are described below.

2018 Grant. On March 20, 2018, we granted 138,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2018 and December 31, 2018, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $580,000, of which $24,000 was charged to expense in the three months ended March 31, 2018 and we anticipate the remaining $556,000 will be charged to expense ratably over the remaining three quarters of 2018.

2017 Grant. In February 2017, we granted 134,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2017 and December 31, 2017. We expensed the entire $663,000 stock-based compensation expense related to this grant in 2017. We issued shares of common stock related to this grant as follows: i) 54,014 net shares of common stock were issued in early July 2017 after employees surrendered 12,986 shares for which we paid $67,000 of withholding taxes on their behalf; and ii) 53,378 net shares of common stock were issued in early January 2018 after employees surrendered 13,622 shares for which we paid $64,000 of withholding taxes on their behalf.

G)	Business Segments. We organize ourselves into a single segment that reports to the chief operating decision maker.

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017

United States	$2,069	$3,252
Rest of World	842	904
	$2,911	$4,156

Revenue by product group for the three months ended March 31, 2018 and 2017 was (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Biometrics	$2,485	$3,803
Imaging	426	310
DSL royalties	-	43
	$2,911	$4,156

Revenue by timing of transfer of goods or services for the three months ended March 31, 2018 and 2017 was (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Goods or services transferred at a point in time	1,474	2,529
Goods or services transferred over time	1,437	1,627
	$2,911	$4,156

H)	Recently Adopted Accounting Pronouncements.

FASB ASU No. 2014-09. In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the standard on January 1, 2018 utilizing the full retrospective method.

We implemented new internal controls for the implementation and modified and augmented our existing internal controls to enable the preparation of financial information on adoption. The most significant impacts of adopting the new standard related to the following:

i)	2015 imaging software license contract. We consummated a $4.625 million license contract in October 2015 that included a $4.5 million license fee plus a $125,000 software maintenance fee. We delivered the licensed software and the customer paid us in the fourth quarter of 2015. Under legacy GAAP, we were unable to establish vendor specific objective evidence (“VSOE”) for the maintenance element and, as a result we recognized the total fee ratably over the twelve-month period that ran from October 2015 to October 2016. Under the new standard, license revenue of $4.5 million from that contract is recognized in 2015 when control over the software was transferred to the customer and software maintenance revenue of $125,000 is recognized ratably over the twelve-month period that ran from October 2015 to October 2016. This change resulted in a decrease in revenue of $3.6 million for fiscal year 2016. This change had no impact to our reported results for the three months ended March 31, 2017.

ii)	DSL royalty contracts. Under our legacy revenue recognition policy, we recognized DSL royalty revenue in the period in which we received royalty reports, which was typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we recognize DSL royalty revenue in the quarter in which sales of royalty-bearing products occur. Therefore, we make estimates of royalties earned in the current period and record royalty revenue based on those estimates. This change resulted in a decrease in revenue of $17,000 and $39,000 for fiscal years 2017 and 2016, respectively. This change resulted in an increase in revenue of $9,000 for the three months ended March 31, 2017.

iii)	Minimum license/royalty payment contract. One of our revenue contracts required the customer to make a fixed payment for professional services as well as minimum license/royalty payments for software to be distributed to end-users. Under legacy GAAP, we recognized the professional services fee over the period that the services were performed and revenue for the minimum license/royalty payments when those minimum payments became due. Under the new standard we recognized the estimated amount of total consideration, including the professional services fee and our estimate of variable consideration related to the minimum license/royalty payments, in the contract that we expect to be entitled to and recognized revenue in the period(s) that the related licenses and services were transferred to the customer. This change resulted in a decrease in revenue of $800,000 for fiscal year 2017, $200,000 of which related to the three months ended March 31, 2017, an increase in revenue of $860,000 for fiscal year 2016, an increase in unbilled receivables of $1.4 million in fiscal year 2017, an increase in unbilled receivables of $2.2 million in fiscal year 2016 and an increase in stockholders’ equity of $2.2 million in fiscal year 2016.

iv)	Sales commissions and other third-party acquisition costs. Under legacy GAAP, sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers were expensed as incurred. ASC 340 requires these costs to be recognized as an asset when incurred and expensed over a period consistent with the period of transfer to the customer of goods or services to which the asset relates. We adopted the practical expedient that if the amortization period of the asset that we otherwise would have recognized is one year or less, we expense the sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers when incurred. The adoption of the new standard resulted in a decrease in expense of approximately $114,000 for fiscal year 2017, $27,000 of which related to the three months ended March 31, 2017, and $294,000 for fiscal year 2016 and a decrease in stockholders’ equity of $0.3 million in fiscal year 2016. For fiscal year 2017, the decrease in expense primarily relates to lower sales commissions due to lower revenue on our minimum license/royalty payment contract as noted above. For fiscal year 2016, the decrease primarily relates to lower sales commissions due to lower revenue from our 2015 imaging software license contract and lower revenue on our minimum license/royalty payment contract as noted above.

Revenue recognition related to our other arrangements for software licenses, software maintenance, services, and hardware remained substantially unchanged.

As a practical expedient, for contracts that were modified before the earliest reporting period of application of the standard, we have not retrospectively restated the contracts for those contract modifications. Instead we have reflected the aggregate effect of all modifications that occurred before the earliest reporting period of application when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations.

We have not restated contracts that began and were completed within the same annual reporting periods. For completed contracts that have variable consideration, we have used the transaction price at the date the contract was completed rather than estimating variable consideration amounts in comparative reporting periods.

For fiscal years 2017 and 2016, adoption of the standard resulted in an aggregate decrease in revenue of $0.8 million and $2.8 million, respectively, a decrease in costs and expenses of $0.1 million and $0.3 million, respectively, a decrease in the provision for income taxes of $0.4 million and $1.0 million, respectively, and an increase in stockholders’ equity of $0.9 million and $1.2 million respectively, primarily due to the changes noted above. In addition, adoption of the standard resulted in an increase in accounts receivable of $1.4 million and $2.2 million as of December 31, 2017 and 2016, respectively, driven by unbilled receivables from recognition of revenue from the estimate of variable consideration related to the minimum license/royalty payments in one of our contracts; a decrease in deferred tax assets of $0.3 million and $0.8 million as of December 31, 2017 and 2016, respectively, driven primarily by a difference in timing of revenue recognition and expenses for book and tax purposes; and an increase in accrued expenses of $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively, driven by sales commissions related to recognition of revenue from the estimate of variable consideration related to the minimum license/royalty payments in one of our contracts.

For the three months ended March 31, 2017, adoption of the standard resulted in an aggregate decrease in revenue of $191,000, a decrease in costs and expenses of $27,000, and a decrease in the provision for income taxes of $59,000 primarily due to the same reasons noted above.

See Impacts of Topic 606 Adoption to Reported Results below for the impact of the adoption of the new standard on our consolidated financial statements.

Impacts of Topic 606 Adoption to Reported Results

Adoption of the new revenue standard impacted our reported results as follows:

(In thousands, except per share data)	Three Months Ended March 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$4,347	$(191)	$4,156
Costs and expenses	4,052	(27)	4,025
Provision for income taxes	64	(59)	5
Net income	405	(104)	301
Net income per share - basic and diluted	0.02	(0.01)	0.01

(In thousands, except per share data)	Year ended December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$16,282	$(817)	$15,465
Costs and expenses	16,054	(114)	15,940
Provision for income taxes	965	(421)	544
Net income	1,282	(282)	1,000
Net income per share - basic and diluted	0.06	(0.01)	0.05

(In thousands, except per share data)	Year ended December 31, 2016
	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$21,566	$(2,804)	$18,762
Costs and expenses	16,467	(294)	16,173
Provision for income taxes	2,085	(986)	1,099
Net income	4,103	(1,524)	2,579
Net income per share - basic and diluted	0.18	(0.07)	0.11

(In thousands)	March 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Balance Sheets:
Accounts receivable, net	$3,391	$2,043	$5,434
Prepaid expenses and other current assets	299	20	319
Deferred tax assets	5,802	(693)	5,109
Accrued expenses	1,080	311	1,391
Stockholders’ equity	60,169	1,059	61,228

(In thousands)	December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Balance Sheets:
Accounts receivable, net	$2,401	$1,417	$3,818
Prepaid expenses and other current assets	203	13	216
Deferred tax assets	5,402	(331)	5,071
Accrued expenses	1,184	217	1,401
Stockholders’ equity	59,652	882	60,534

(In thousands)	December 31, 2016
	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Balance Sheets:
Accounts receivable, net	$3,016	$2,234	$5,250
Prepaid expenses and other current assets	268	22	290
Deferred tax assets	1,078	(752)	326
Accrued expenses	1,075	341	1,416
Stockholders’ equity	57,841	1,163	59,004

Adoption of the new revenue standard had no impact on total cash provided from or used in operating, financing, or investing in our consolidated statements of cash flows.

I)	Recent Accounting Pronouncements Not Yet Adopted.

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

With the exception of the standard discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of March 31, 2018.

J)	Income Taxes. Income tax benefit was $66,000 for the three months ended March 31, 2018. Income tax benefit in the three month period ended March 31, 2018 was based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits. Income tax expense was $5,000 for the three months ended March 31, 2017. Income tax expense in the three month period ended 2017 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of March 31, 2018, we had a total of $5.2 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In the second quarter of 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015. In February 2018, the IRS notified us that it had completed its examination and that it had no changes to our reported tax.

K)	Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three months ended March 31, 2017, the third party reported and we recorded $91,000 of income from this arrangement. In the three months ended March 31, 2018, there was no income was from this arrangement.

ITEM 2:

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information. However, we may not be able to predict future events accurately. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business.

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

Effective January 1, 2018, we adopted ASC 606 using the full retrospective transition method. Adoption of the standard using the full retrospective method required us to restate certain previously reported results. Refer to Note H – Recently Adopted Accounting Pronouncements for further information on the impacts of adopting ASC 606.

Summary of Financial Results

We use revenue and operating income to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended March 31, 2018 were $2.9 million and $0.7 million, respectively. These results compared to revenue of $4.2 million and operating income of $0.2 million in the three months ended March 31, 2017. Lower revenue and operating income in the current three month period were primarily due to: i) lower biometrics software license sales, ii) lower services revenue, and iii) no income from a patent arrangement. This was partially offset by: i) no cost of software licenses; and ii) lower cost of services.

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

Software license revenue decreased 41% from $2.5 million in the three months ended March 31, 2017 to $1.5 million in the same three month period in 2018. As a percentage of total revenue, software license revenue decreased from 60% in the first quarter of 2017 to 51% in the current year quarter. The $1.0 million decrease in software license revenue was primarily due to a $1.1 million decrease in biometrics software license sales, which was partially offset by a $0.1 million increase in imaging software license sales. The reasons for the changes in imaging and biometrics software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $1.1 million in the first quarter of 2018 versus $2.2 million in the same quarter last year. The dollar decrease was primarily due to a decrease in license sales to direct government customers. In particular, we had a large software license sale to the U.S. Marines in the first quarter of 2017 whereas we had no such license in the first quarter of 2018. We are unable to predict whether the U.S. Marines will purchase this software again in the future.

ii)	Imaging software licenses – Imaging software license sales were $0.4 million in the first quarter of 2018 versus $0.3 million in the same quarter last year. The dollar increase was due to slightly higher license sales in the first three months of 2018 versus the same month period in 2017.

As described in the strategy section of our Form 10-K for the year ended December 31, 2017, our market strategy is to continue to focus on our legacy government biometrics markets and expand into new commercial biometrics markets. We are unable to predict future revenue from commercial markets as these are emerging markets.

Software maintenance. Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 3% from $1.25 million in the three months ended March 31, 2017 to $1.29 million in the same three month period in 2018. As a percentage of total revenue, software maintenance revenue increased from 30% in the first quarter of 2017 to 44% in the current year quarter. The dollar increase in software maintenance revenue was primarily due to higher retention of maintenance renewals during the quarter.

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

Services decreased 62% from $0.4 million in the three months ended March 31, 2017 to $0.1 million in the same three month period in 2018. As a percentage of total revenue, services decreased from 9% in the first quarter of 2017 to 5% in the current year quarter.

For the three month period ended March 31, 2018, the dollar decrease in services revenue was primarily due to lower revenue from our direct U.S government customers and our other customers.

Services backlog was minimal as of March 31, 2018.

Royalties. Royalties consist primarily of royalty payments we receive under DSL silicon contracts with two customers that incorporate our silicon intellectual property (“IP”) in their DSL chipsets. We sold our DSL IP business in 2009, but we continued to receive royalty payments from these customers. Royalties are reported in continuing operations in accordance with ASC 205-20, Reporting Discontinued Operations, because we have continuing ongoing cash flows from this business.

Royalties decreased 100% from $43,000 in the three months ended March 31, 2017 to zero in the same three month period in 2018.

We do not consider DSL royalties to be a key element of our strategy and we believe that it is unlikely we will receive DSL royalties in future periods.

Cost of software licenses. Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the Navy and USMC.

Cost of software licenses decreased 100% from $247,000 in the three months ended March 31, 2017 to zero in the same three month period in 2018. The dollar decrease in cost of software licenses was primarily due to the delivery of software to the Navy that included third party software in the first quarter of 2017, whereas we had no such order in the first quarter of 2018.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 77% from $216,000 in the three months ended March 31, 2017 to $50,000 in the same three month period in 2018. Cost of services as a percentage of services decreased from 58% in the first quarter of 2017 to 35% in the current year quarter, which means that gross margins increased from 42% to 65%. The dollar decrease in cost of services was primarily due to lower service revenue in the first quarter of 2018.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended March 31,
	2018	2017

Research and development expense	$1,875	$1,857
Cost of services	50	216
Total engineering costs	$1,925	$2,073

Research and development expense was essentially unchanged at $1.9 million in the three months ended March 31, 2018 and 2017. As a percentage of total revenue, research and development expense increased from 45% in the first quarter of 2017 to 64% in the corresponding period of 2018.

As the table immediately above indicates, total engineering costs in the first quarter of 2018 decreased by $148,000 compared to the same period last year. The spending decrease was primarily due to lower spending on third-party development costs that were partially offset by higher employee costs. Lower spending on third-party development costs was due to the completion of a development project in the third quarter of 2017. There was no such project in the first quarter of 2018.

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

Sales and marketing expense increased 1% from $915,000 in the three months ended March 31, 2017 to $924,000 in the same three month period of 2018. As a percentage of total revenue, sales and marketing expense increased from 22% in the first three months of 2017 to 32% in the corresponding period in 2018. The dollar increase in sales and marketing expense was primarily due to higher salary, advertising and tradeshows and travel expenses, which was partially offset by lower spending on sales agents and sales commissions.

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

General and administrative expense decreased 1% from $790,000 in the three months ended March 31, 2017 to $785,000 in the same three month period in 2018. As a percentage of total revenue, general and administrative expense increased from 19% in the first three months of 2017 to 27% in the corresponding period in 2018. The decrease in general and administrative expense was primarily due to lower stock-based compensation costs that were partially offset by higher professional fees.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the first quarter of 2017, the third party reported and we recorded $91,000 of income from this arrangement. There was no such income in the three month period ended March 31, 2018. We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Interest income. Interest income increased 93% from $84,000 in the three months ended March 31, 2017 to $162,000 in the same three month period in 2018. For the three month period, the dollar increase in interest income was primarily due to higher interest rates within our money market accounts.

Income taxes. Income tax benefit was $66,000 for the three months ended March 31, 2018. Income tax benefit in the three month period ended March 31, 2018 was based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits. Income tax expense was $5,000 for the three months ended March 31, 2017. Income tax expense in the three month period ended March 31, 2017 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of March 31, 2018, we had a total of $5.2 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In the second quarter of 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015. In February 2018, the IRS notified us that it had completed its examination and that it had no changes to our reported tax.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents of $50.6 million, which represented a decrease of $1.0 million from December 31, 2017. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $803,000 in the first three months of 2018. Cash used in operations was primarily the result of $495,000 of net loss and $454,000 of changes in assets and liabilities. Cash from these sources was partially offset by the add back of $146,000 of non-cash items primarily for depreciation, amortization, and stock-based compensation.

Cash used in investing activities was $96,000 in the first three months of 2018. This cash usage consisted of purchases of property and equipment.

Cash used in financing activities was $61,000 in the first three months of 2018. Financing activity cash usage was the result of $61,000 used to pay income taxes for employees who surrendered shares in connection with stock grants.

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

Recently Adopted Accounting Pronouncements

See Note H to our Consolidated Financial Statements in Item 1.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at March 31, 2018 consisted of one element:

Cash and cash equivalents. As of March 31, 2018, our cash and cash equivalents of $50.6 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4:

Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate their adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II. OTHER INFORMATION

ITEM 1:

Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 1A:

Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2018 and March 31, 2017, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and March 31, 2017, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: April 27, 2018	By:	/s/ Kevin T. Russell
Kevin T. Russell
Chief Executive Officer & President
General Counsel

Date: April 27, 2018	By:	/s/ David J. Martin
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)

