Form 10-Q
period 2018-06-30
AWARE INC /MA/
filed 2018-07-27
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 23, 2018:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	21,577,709 shares

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$49,121	$51,608
Accounts receivable, net	3,517	2,389
Unbilled receivables	1,542	1,429
Prepaid expenses and other current assets	224	216
Total current assets	54,404	55,642

Property and equipment, net	4,226	4,304
Deferred tax assets	5,223	5,071
Other assets	-	18
Total assets	$63,853	$65,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$164	$166
Accrued expenses	1,366	1,401
Accrued income taxes	15	2
Deferred revenue	2,331	2,805
Total current liabilities	3,876	4,374

Long-term deferred revenue	90	127

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,520,117 as of June 30, 2018 and 21,493,440 as of December 31, 2017	215	215
Additional paid-in capital	96,282	96,246
Accumulated deficit	(36,610)	(35,927)
Total stockholders’ equity	59,887	60,534

Total liabilities and stockholders’ equity	$63,853	$65,035

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Software licenses	$1,659	$1,014	$3,133	$3,500
Software maintenance	1,402	1,282	2,696	2,534
Services	699	206	842	580
Royalties	-	40	-	84
Total revenue	3,760	2,542	6,671	6,698

Costs and expenses:
Cost of software licenses	-	-	-	247
Cost of services	370	104	420	320
Research and development	1,887	1,876	3,762	3,733
Selling and marketing	1,013	995	1,937	1,910
General and administrative	871	816	1,656	1,605
Total costs and expenses	4,141	3,791	7,775	7,815

Patent related income	-	1,313	-	1,403

Operating income (loss)	(381)	64	(1,104)	286
Other income	-	36	-	36
Interest income	201	88	363	172
Income (loss) before provision for income taxes	(180)	188	(741)	494
Provision (benefit) for income taxes	8	74	(58)	79
Net income (loss)	$(188)	$114	$(683)	$415

Net income (loss) per share – basic	$(0.01)	$0.01	$(0.03)	$0.02
Net income (loss) per share – diluted	$(0.01)	$0.01	$(0.03)	$0.02

Weighted-average shares – basic	21,534	21,774	21,540	22,013
Weighted-average shares - diluted	21,534	21,919	21,540	22,119

Comprehensive income:
Net income (loss)	$(188)	$114	$(683)	$415
Other comprehensive income (loss) (net of tax):
Unrealized gains (losses) on available for sale securities	-	(9)	-	19
Comprehensive income (loss)	$(188)	$105	$(683)	$434

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(683)	$415
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	229	261
Stock-based compensation	208	267
Deferred tax benefit on other comprehensive income	-	(10)
Amortization of discount on investments	-	(4)
Gain on sale of investments	-	(36)
Changes in assets and liabilities:
Accounts receivable	(1,128)	(289)
Unbilled receivables	(113)	377
Prepaid expenses and other current assets	(8)	-
Deferred tax assets	(152)	(126)
Accounts payable	(2)	66
Accrued expenses	(35)	(11)
Accrued income taxes	13	-
Deferred revenue	(511)	(642)
Net cash provided by (used in) operating activities	(2,182)	268

Cash flows from investing activities:
Purchases of property and equipment	(134)	(53)
Sales of investments	-	1,019
Net cash provided by (used in) investing activities	(134)	966

Cash flows from financing activities:
Proceeds from issuance of common stock	27	43
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(61)	(119)
Repurchase of common stock	(137)	(3,646)
Net cash used in financing activities	(171)	(3,722)

Decrease in cash and cash equivalents	(2,487)	(2,488)
Cash and cash equivalents, beginning of period	51,608	51,913

Cash and cash equivalents, end of period	$49,121	$49,425

Supplemental disclosure:
Cash paid for income taxes	$78	$275

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

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2018, and of operations and cash flows for the interim periods ended June 30, 2018 and 2017.

The results of operations for the interim period ended June 30, 2018 are not necessarily indicative of the results to be expected for the year.

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

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of June 30, 2018, none of our contracts contained a significant financing component.

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

The following table presents changes in our contract assets and liabilities during the six months ended June 30, 2017 and 2018 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended June 30, 2017
Contract assets:
Unbilled receivables	$2,043	$83	$(243)	$1,883

Three months ended June 30, 2018
Contract assets:
Unbilled receivables	$1,233	$542	$(233)	$1,542

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended June 30, 2017
Contract liabilities:
Deferred revenue	$2,421	$1,152	$(1,282)	$2,291

Three months ended June 30, 2018
Contract liabilities:
Deferred revenue	$2,396	$1,427	$(1,402)	$2,421

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2017
Contract assets:
Unbilled receivables	$2,259	$126	$(502)	$1,883

Six months ended June 31, 2018
Contract assets:
Unbilled receivables	$1,429	$575	$(462)	$1,542

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Six months ended June, 2017
Contract liabilities:
Deferred revenue	$2,933	$1,903	$(2,545)	$2,291

Six months ended June 30, 2018
Contract liabilities:
Deferred revenue	$2,932	$2,185	$(2,696)	$2,421

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 73% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for services and software maintenance contracts with a duration greater than one year was $0.3 million and $1.7 million, respectively. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $49.1 million and $51.6 million as of June 30, 2018 and December 31, 2017, respectively. We classified our cash equivalents of $48.7 million and $50.0 million as of June 30, 2018 and December 31, 2017 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

As of June 30, 2018, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at June 30, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$48,712
Total	$48,712	$-	$-

As of December 31, 2017, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$49,986
Total	$49,986	$-	$-

E)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation. Potential common stock equivalents of 144,727 and 85,657 for the three and six months ended June 30, 2018, respectively, were not included in the per share calculation for diluted earnings per share, because we had a net loss and the effect of their inclusion would be anti-dilutive.

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$(188)	$114	$(683)	$415

Shares outstanding:
Weighted-average common shares outstanding	21,534	21,774	21,540	22,013
Additional dilutive common stock equivalents	-	145	-	106
Diluted shares outstanding	21,534	21,919	21,540	22,119

Net income (loss) per share – basic	$(0.01)	$0.01	$(0.03)	$0.02
Net income (loss) per share - diluted	$(0.01)	$0.01	$(0.03)	$0.02

F)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Cost of services	$8	$2	$8	$4
Research and development	32	36	37	48
Selling and marketing	4	4	5	6
General and administrative	140	154	158	209
Stock-based compensation expense	$184	$196	$208	$267

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

We granted shares of unrestricted stock in 2018 and 2017 that affected financial results for the three and six month periods ended June 30, 2018 and 2017. These grants are described below.

2018 Grant. On March 20, 2018, we granted 138,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2018 and December 31, 2018, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $580,000, of which $184,000 and $208,000 was charged to expense in the three and six months ended June 30, 2018 and we anticipate the remaining $372,000 will be charged to expense ratably over the remaining two quarters of 2018.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

United States	$1,522	$1,868	$3,591	$5,120
United Kingdom	1,374	42	1,508	190
Rest of World	864	632	1,572	1,388
	$3,760	$2,542	$6,671	$6,698

Revenue by product group for the three and six months ended June 30, 2018 and 2017 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Biometrics	$3,403	$2,288	$5,888	$6,091
Imaging	357	213	783	523
DSL royalties	-	41	-	84
	$3,760	$2,542	$6,671	$6,698

Revenue by timing of transfer of goods or services for the three and six months ended June 30, 2018 and 2017 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Goods or services transferred at a point in time	$1,064	$1,054	$2,538	$3,583
Goods or services transferred over time	2,696	1,488	4,133	3,115
	$3,760	$2,542	$6,671	$6,698

H)	Recently Adopted Accounting Pronouncements.

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

We implemented new internal controls for the implementation and modified and augmented our existing internal controls to enable the preparation of financial information on adoption. The most significant impacts of adopting the new standard related to the following:

i)	2015 imaging software license contract. We consummated a $4.625 million license contract in October 2015 that included a $4.5 million license fee plus a $125,000 software maintenance fee. We delivered the licensed software and the customer paid us in the fourth quarter of 2015. Under legacy GAAP, we were unable to establish vendor specific objective evidence (“VSOE”) for the maintenance element and, as a result we recognized the total fee ratably over the twelve-month period that ran from October 2015 to October 2016. Under the new standard, license revenue of $4.5 million from that contract is recognized in 2015 when control over the software was transferred to the customer and software maintenance revenue of $125,000 is recognized ratably over the twelve-month period that ran from October 2015 to October 2016. This change resulted in a decrease in revenue of $3.6 million for fiscal year 2016. This change had no impact to our reported results for the three and six months ended June 30, 2017.

ii)	DSL royalty contracts. Under our legacy revenue recognition policy, we recognized DSL royalty revenue in the period in which we received royalty reports, which was typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we recognize DSL royalty revenue in the quarter in which sales of royalty-bearing products occur. Therefore, we make estimates of royalties earned in the current period and record royalty revenue based on those estimates. This change resulted in a decrease in revenue of $17,000 and $39,000 for fiscal years 2017 and 2016, respectively. This change resulted in a decrease in revenue of $2,000 for the three months ended June 30, 2017, and an increase in revenue of $7,000 for the six months ended June 30, 2017.

iii)	Minimum license/royalty payment contract. One of our revenue contracts required the customer to make a fixed payment for professional services as well as minimum license/royalty payments for software to be distributed to end-users. Under legacy GAAP, we recognized the professional services fee over the period that the services were performed and revenue for the minimum license/royalty payments when those minimum payments became due. Under the new standard we recognized the estimated amount of total consideration, including the professional services fee and our estimate of variable consideration related to the minimum license/royalty payments, in the contract that we expect to be entitled to and recognized revenue in the period(s) that the related licenses and services were transferred to the customer. This change resulted in a decrease in revenue of $800,000 for fiscal year 2017, $200,000 of which related to the three months ended June 30, 2017 and $400,000 of which related to the six months ended June 30, 2017, an increase in revenue of $860,000 for fiscal year 2016, an increase in unbilled receivables of $1.4 million in fiscal year 2017, an increase in unbilled receivables of $2.2 million in fiscal year 2016 and an increase in stockholders’ equity of $2.2 million in fiscal year 2016.

iv)	Sales commissions and other third-party acquisition costs. Under legacy GAAP, sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers were expensed as incurred. ASC 340 requires these costs to be recognized as an asset when incurred and expensed over a period consistent with the period of transfer to the customer of goods or services to which the asset relates. We adopted the practical expedient that if the amortization period of the asset that we otherwise would have recognized is one year or less, we expense the sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers when incurred. The adoption of the new standard resulted in a decrease in expense of approximately $114,000 for fiscal year 2017, $29,000 of which related to the three months ended June 30, 2017 and $56,000 of which related to the six months ended June 20, 2017, and $294,000 for fiscal year 2016 and a decrease in stockholders’ equity of $0.3 million in fiscal year 2016. For fiscal year 2017, the decrease in expense primarily relates to lower sales commissions due to lower revenue on our minimum license/royalty payment contract as noted above. For fiscal year 2016, the decrease primarily relates to lower sales commissions due to lower revenue from our 2015 imaging software license contract and lower revenue on our minimum license/royalty payment contract as noted above.

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

For the three and six months ended June 30, 2017, adoption of the standard resulted in an aggregate decrease in revenue of $202,000 and $393,000, respectively, a decrease in costs and expenses of $29,000 and $56,000, respectively, and a decrease in the provision for income taxes of $59,000 and $119,000, respectively, primarily due to the same reasons noted above.

See Impacts of Topic 606 Adoption to Reported Results below for the impact of the adoption of the new standard on our consolidated financial statements.

Impacts of Topic 606 Adoption to Reported Results

Adoption of the new revenue standard impacted our reported results as follows:

(In thousands, except per share data)		Three Months Ended June 30, 2017

	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$2,745	$(203)	$2,542
Costs and expenses	3,820	(29)	3,791
Provision for income taxes	134	(60)	74
Net income	228	(114)	114
Net income per share - basic and diluted	0.01	-	0.01

(In thousands, except per share data)		Six Months Ended June 30, 2017

	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$7,092	$(394)	$6,698
Costs and expenses	7,871	(56)	7,815
Provision for income taxes	198	(119)	79
Net income	634	(219)	415
Net income per share - basic and diluted	0.03	(0.01)	0.02

(In thousands)		June 30, 2017

	As Reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Balance Sheets:
Accounts receivable, net	$3,321	$1,841	$5,162
Prepaid expenses and other current assets	272	18	290
Deferred tax assets	5,843	(634)	5,209
Accrued expenses	1,124	281	1,405
Stockholders' equity	59,796	944	60,740

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

With the exception of the standard discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of June 30, 2018.

J)	Income Taxes. Income tax expense was $8,000 for the three months ended June 30, 2018. Income tax benefit was $58,000 the six months ended June 30, 2018. Income tax expense and benefit in the three and six month periods ended June 30, 2018, respectively, was based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits. Income tax expense was $74,000 and $79,000 for the three and six months ended June 30, 2017, respectively. Income tax expense in the three and six month periods ended June 30, 2017 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of June 30, 2018, we had a total of $5.2 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In the second quarter of 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015. In February 2018, the IRS notified us that it had completed its examination and that it had no changes to our reported tax.

K)	Share Repurchase Program. On April 24, 2018, we announced that our Board of Directors had approved a program authorizing the Company to purchase up to $10 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase our stock expires on December 31, 2019. We repurchased 33,771 shares of common stock under this program for a total cost of $137,000 during the three months ended June 30, 2018.

L)	Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three and six months ended June 30, 2017, the third party reported and we recorded $1.3 million and $1.4 million, respectively, of income from this arrangement. In the three and six months ended June 30, 2018, there was no income was from this arrangement.

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

Revenue and operating loss for the three months ended June 30, 2018 were $3.8 million and $0.4 million, respectively. These results compared to revenue of $2.5 million and operating income of $0.1 million in the three months ended June 30, 2017. Higher revenue in the current year three month period was primarily due to higher biometrics license, maintenance and services sales. Operating loss in the current year three month period as compared to the prior year operating income was primarily due to: i) no income from a patent arrangement, and ii) higher total engineering costs.

Revenue and operating loss for the six months ended June 30, 2018 were $6.7 million and $1.1 million, respectively. These results compared to revenue of $6.7 million and operating income of $0.3 million in the six months ended June 30, 2017. Operating loss in the current year three month period as compared to the prior year operating income was primarily due to: i) no income from a patent arrangement, and ii) higher total engineering costs, that was partially offset by lower cost of software licenses.

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

Software license revenue increased 64% from $1.0 million in the three months ended June 30, 2017 to $1.7 million in the same three month period in 2018. As a percentage of total revenue, software license revenue increased from 40% in the second quarter of 2017 to 44% in the current year quarter. The $0.7 million increase in software license revenue was primarily due to a $0.5 million increase in biometrics software license sales, and a $0.1 million increase in imaging software license sales. The reasons for the changes in imaging and biometrics software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $1.3 million in the second quarter of 2018 versus $0.8 million in the same quarter last year. The dollar increase was primarily due to a software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project. We recognized $0.6 million of software license revenue from this agreement in the second quarter of 2018. The project also involves us providing engineering services. We expect our development effort on this project to continue for approximately the next three to four quarters.

ii)	Imaging software licenses – Imaging software license sales were $0.3 million in the second quarter of 2018 versus $0.2 million in the same quarter last year. The dollar increase was due to slightly higher license sales in the second quarter of 2018 versus the same month period in 2017.

Software license revenue decreased 10% from $3.5 million in the six months ended June 30, 2017 to $3.1 million in the same six month period in 2018. As a percentage of total revenue, software license revenue decreased from 52% in the first six months of 2017 to 47% in the current year quarter. The $0.4 million decrease in software license revenue was primarily due to a $0.6 million decrease in biometrics software license sales, which was partially offset by a $0.2 million increase in imaging software license sales. The reasons for the changes in imaging and biometrics software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $2.4 million in the six months ended June 30, 2018 versus $3.0 million in the corresponding period a year ago. The decrease was primarily due to a $1.1 million decrease in software license sales to our direct government customers, of which the majority was a $0.9 million software license sale to the U.S. Marines (“USMC”) in the first six months of 2017 whereas the was no such sale in the corresponding period of 2018. This was partially offset by higher license revenue due to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project. We recognized $0.6 million of software license revenue from this agreement in the first six months of 2018.

We are unable to predict whether the USMC will purchase this software again in the future.

ii)	Imaging software licenses – Imaging software license sales were $0.7 million in the six months ended June 30, 2018 versus $0.5 million in the corresponding period a year ago. The dollar increase was due to slightly higher license sales in the first six months of 2018 versus the corresponding period in 2017.

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

Software maintenance revenue increased 9% from $1.3 million in the three months ended June 30, 2017 to $1.4 million in the same three month period in 2018. As a percentage of total revenue, software maintenance revenue decreased from 50% in the second quarter of 2017 to 37% in the current year quarter.

Software maintenance revenue increased 6% from $2.5 million in the six months ended June 30, 2017 to $2.7 million in the same six month period in 2018. As a percentage of total revenue, software maintenance revenue increased from 38% in the first six months of 2017 to 40% in the corresponding period of 2018.

For the three and six month periods ended June 30, 2018, the dollar increase in software maintenance revenue was primarily due to higher retention of maintenance renewals in current periods.

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

Services increased 239% from $0.2 million in the three months ended June 30, 2017 to $0.7 million in the same three month period in 2018. As a percentage of total revenue, services increased from 8% in the second quarter of 2017 to 19% in the current year quarter.

For the three month period ended June 30, 2018, the dollar increase in services revenue was primarily due to higher services revenue related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project.

Services increased 45% from $0.6 million in the six months ended June 30, 2017 to $0.8 million in the same six month period in 2018. As a percentage of total revenue, services increased from 9% in the first six months of 2017 to 13% in the corresponding period of 2018.

For the six month periods ended June 30, 2018, the dollar increase in services revenue was primarily due to higher services revenue related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project which was partially offset by lower service revenue from our other service customers.

We expect our development effort on this large project to continue for approximately the next three to four quarters.

Services backlog was $1.5 million as of June 30, 2018.

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

Royalties decreased 100% from $41,000 in the three months ended June 30, 2017 to zero in the same three month period in 2018. Royalties decreased 100% from $84,000 in the six months ended June 30, 2017 to zero in the same six month period in 2018.

We do not consider DSL royalties to be a key element of our strategy and we believe that it is unlikely we will receive DSL royalties in future periods.

Cost of software licenses. Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the USMC.

Cost of software licenses were zero in the three months ended June 30, 2017 and 2018.

Cost of software licenses decreased 100% from $0.2 million in the six months ended June 30, 2017 to zero in the same six month period in 2018. Cost of software licenses as a percentage of software license sales was 7% in the first six months of 2017. The dollar decrease in cost of software licenses was primarily due to the delivery of software to the USMC that included third party software in the first six months of 2017, whereas we had no such order in the corresponding period of 2018.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 254% from $104,000 in the three months ended June 30, 2017 to $370,000 in the same three month period in 2018. Cost of services as a percentage of services increased from 51% in the second quarter of 2017 to 53% in the current year quarter, which means that gross margins decreased from 49% to 47%.

Cost of services increased 31% from $320,000 in the six months ended June 30, 2017 to $420,000 in the same six month period in 2018. Cost of services as a percentage of services decreased from 55% in the first six months of 2017 to 50% in the corresponding period of 2018, which means that gross margins increased from 45% to 50%.

For both the three and six month periods, the dollar increase in cost of services was primarily due to a large project with a systems integrator that we signed in the second quarter of 2018. We anticipate further cost of services from this project over the next three to four quarters.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Research and development expense	$1,887	$1,876	$3,762	$3,733
Cost of services	370	104	420	320
Total engineering costs	$2,257	$1,980	$4,182	$4,053

Research and development expense was essentially unchanged at $1.9 million in the three months ended June 30, 2018 and 2017. As a percentage of total revenue, research and development expense decreased from 74% in the second quarter of 2017 to 50% in the corresponding period of 2018.

Research and development expense was essentially unchanged at $3.76 million in the six months ended June 30, 2017 to $3.73 million in the same six month period in 2018. As a percentage of total revenue, research and development expense was 56% for both six month periods.

As the table immediately above indicates, total engineering costs in the second quarter of 2018 increased by $277,000 compared to the same period last year. The spending increase was primarily due to higher spending on third-party development costs, higher employee costs and recruiting fees. Total engineering costs increased by $129,000 for the six months ended June 30, 2018 as compared to the same period last year. The spending increase was primarily due to higher employee costs and recruiting fees that were partially offset by lower spending on third-party development costs.

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

Sales and marketing expense increased 2% from $995,000 in the three months ended June 30, 2017 to $1,013,000 in the same three month period of 2018. As a percentage of total revenue, sales and marketing expense decreased from 39% in the second quarter of 2017 to 27% in the corresponding period in 2018. The dollar increase in sales and marketing expense was primarily due to higher sales commissions and bonuses, which was partially offset by lower spending on sales agents and recruiting costs.

Sales and marketing expense increased 1% from $1.91 million in the six months ended June 30, 2017 to $1.94 million in the same six month period of 2018. As a percentage of total revenue, sales and marketing expense was 29% for both six month periods. The dollar increase in sales and marketing expense was primarily due to higher employee costs, higher advertising and tradeshow costs, and higher sales commissions, which was partially offset by lower spending on sales agents and recruiting costs.

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

General and administrative expense increased 7% from $816,000 in the three months ended June 30, 2017 to $871,000 in the same three month period in 2018. As a percentage of total revenue, general and administrative expense decreased from 32% in the first six months of 2017 to 23% in the corresponding period in 2018. The increase in general and administrative expense was primarily due to higher professional fees.

General and administrative expense increased 3% from $1.6 million in the six months ended June 30, 2017 to $1.7 million in the same six month period in 2018. As a percentage of total revenue, general and administrative expense increased from 24% in the first six months of 2017 to 25% in the corresponding period in 2018. The increase in general and administrative expense was primarily due to higher professional fees, which was partially offset by lower stock-based compensation costs.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three and six months ended June 30, 2017, the third party reported and we recorded $1.3 million and $1.4 million, respectively, of income from this arrangement. There was no such income in the three and six month periods ended June 30, 2018. We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Interest income. Interest income increased 127% from $89,000 in the three months ended June 30, 2017 to $201,000 in the same three month period in 2018. Interest income increased 111% from $172,000 in the six months ended June 30, 2017 to $363,000 in the same six month period in 2018. For the three and six month periods, the dollar increase in interest income was primarily due to higher interest rates within our money market accounts.

Income taxes. Income tax expense was $8,000 for the three months ended June 30, 2018. Income tax benefit was $58,000 the six months ended June 30, 2018. Income tax expense and benefit in the three and six month periods ended June 30, 2018, respectively, was based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits. Income tax expense was $74,000 and $79,000 for the three and six months ended June 30, 2017, respectively. Income tax expense in the three and six month periods ended June 30, 2017 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of June 30, 2018, we had a total of $5.2 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets. Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In the second quarter of 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015. In February 2018, the IRS notified us that it had completed its examination and that it had no changes to our reported tax.

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalents of $49.1 million, which represented a decrease of $2.5 million from December 31, 2017. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $2.2 million in the first six months of 2018. Cash used from operations was primarily the result of $0.7 million of net loss and $1.9 million of changes in assets and liabilities. Cash from these sources was partially offset by the add back of $0.4 million of non-cash items primarily for depreciation, amortization, and stock-based compensation.

Cash used in investing activities was $134,000 in the first six months of 2018. This cash usage consisted of purchases of property and equipment.

Cash used in financing activities was $171,000 in the first six months of 2018. Financing activity cash usage was primarily the result of $137,000 used to buy back stock under our stock repurchase program and $61,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $27,000 of proceeds from our employee stock purchase.

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

Recently Adopted Accounting Pronouncements

See Note H to our Consolidated Financial Statements in Item 1.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at June 30, 2018 consisted of one element:

Cash and cash equivalents. As of June 30, 2018, our cash and cash equivalents of $49.1 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate their adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

April 2018	-	-	-	-
May 2018	26,188	$4.09	26,188	-
June 2018	7,583	$4.01	7,583	$9,862,516

(1) On April 24, 2018, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2019. During the three months ended June 30, 2018, we purchased 33,771 shares under this plan at an aggregate purchase price of $137,484.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2018 and June 30, 2017, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and June 30, 2017, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: July 27, 2018	By:	/s/ Kevin T. Russell
Kevin T. Russell
Chief Executive Officer & President
General Counsel

Date: July 27, 2018	By:	/s/ David J. Martin
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)

