Form 10-Q
period 2018-09-30
AWARE INC /MA/
filed 2018-10-26
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended September 30, 2018

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

YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of the issuer’s common stock as of October 22, 2018:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	21,545,113 shares

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$48,963	$51,608
Accounts receivable, net	5,359	2,389
Unbilled receivables	2,155	1,429
Prepaid expenses and other current assets	386	216
Total current assets	56,863	55,642

Property and equipment, net	4,128	4,304
Deferred tax assets	5,199	5,071
Other assets	-	18
Total assets	$66,190	$65,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$160	$166
Accrued expenses	1,685	1,401
Accrued income taxes	48	2
Deferred revenue	3,038	2,805
Total current liabilities	4,931	4,374

Long-term deferred revenue	77	127

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,545,113 as of September 30, 2018 and 21,493,440 as of December 31, 2017	215	215
Additional paid-in capital	96,299	96,246
Accumulated deficit	(35,332)	(35,927)
Total stockholders’ equity	61,182	60,534

Total liabilities and stockholders’ equity	$66,190	$65,035

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Software licenses	$3,449	$4,233	$6,582	$7,732
Software maintenance	1,297	1,088	3,993	3,622
Services	655	343	1,498	924
Royalties	-	43	-	127
Total revenue	5,401	5,707	12,073	12,405

Costs and expenses:
Cost of software licenses	20	27	20	274
Cost of services	320	179	740	499
Research and development	1,816	2,151	5,579	5,884
Selling and marketing	1,297	1,028	3,234	2,938
General and administrative	807	849	2,463	2,454
Total costs and expenses	4,260	4,234	12,036	12,049

Patent related income	1	19	1	1,422

Operating income	1,142	1,492	38	1,778
Other income	-	-	-	36
Interest income	224	109	587	281
Income before provision for income taxes	1,366	1,601	625	2,095
Provision for income taxes	89	456	31	535
Net income	$1,277	$1,145	$594	$1,560

Net income per share – basic	$0.06	$0.05	$0.03	$0.07
Net income per share – diluted	$0.06	$0.05	$0.03	$0.07

Weighted-average shares – basic	21,564	21,679	21,548	21,900
Weighted-average shares - diluted	21,639	21,758	21,604	21,967

Comprehensive income:
Net income	$1,277	$1,145	$594	$1,560
Other comprehensive income (net of tax):
Unrealized gains on available for sale securities	-	-	-	19
Comprehensive income	$1,277	$1,145	$594	$1,541

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$594	$1,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	336	390
Stock-based compensation	394	465
Deferred tax benefit on other comprehensive income	-	(9)
Amortization of discount on investments	-	(4)
Gain on sale of investments	-	(36)
Changes in assets and liabilities:
Accounts receivable	(2,970)	(2,626)
Unbilled receivables	(726)	617
Prepaid expenses and other current assets	(170)	(39)
Deferred tax assets	(128)	(20)
Accounts payable	(6)	397
Accrued expenses	284	108
Accrued income taxes	46	12
Deferred revenue	183	(204)
Net cash provided by (used in) operating activities	(2,163)	611

Cash flows from investing activities:
Purchases of property and equipment	(142)	(61)
Sales of investments	-	1,019
Net cash provided by (used in) investing activities	(142)	958

Cash flows from financing activities:
Proceeds from issuance of common stock	27	42
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(107)	(186)
Repurchase of common stock	(260)	(4,213)
Net cash used in financing activities	(340)	(4,357)

Decrease in cash and cash equivalents	(2,645)	(2,788)
Cash and cash equivalents, beginning of period	51,608	51,913

Cash and cash equivalents, end of period	$48,963	$49,125

Supplemental disclosure:
Cash paid for income taxes	$94	$473

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

The accompanying unaudited consolidated balance sheets, consolidated statements of income and comprehensive income, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2018, and of operations and cash flows for the interim periods ended September 30, 2018 and 2017.

The results of operations for the interim period ended September 30, 2018 are not necessarily indicative of the results to be expected for the year.

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

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of September 30, 2018, none of our contracts contained a significant financing component.

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

Arrangements with multiple performance obligations

In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations. The various combinations of multiple performance obligations and our revenue recognition for each are described as follows:

•	Software licenses and software maintenance. When software licenses and software maintenance contracts are sold together, the software licenses and software maintenance are generally considered distinct performance obligations. The transaction price is allocated to the software licenses and the software maintenance based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the software maintenance is recognized over time on a straight-line basis over the contract period.

•	Software licenses and services. When software licenses and significant customization engineering services are sold together, they are accounted for as a combined performance obligation, as the software licenses are generally highly dependent on, and interrelated with, the associated services and therefore are not distinct performance obligations. Revenue for the combined performance obligation is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). When software licenses and standard implementation or consulting-type services are sold together, they are generally considered distinct performance obligations, as the software licenses are not dependent on or interrelated with the associated services. The transaction price in these arrangements is allocated to the software licenses and services based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). In arrangements with both software licenses and services, the software license portion of the arrangement is classified as software license revenue and the services portion is classified as services revenue in our consolidated statements of income and comprehensive income.

•	Software licenses, software maintenance and services. When we sell software licenses, software maintenance and software services together, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). Revenue for the software maintenance is recognized over time on a straight-line basis over the contract period. However, if the software services are significant customization engineering services, they are accounted for with the software licenses as a combined performance obligation, as stated above. Revenue for the combined performance obligation is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted).

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

The following table presents changes in our contract assets and liabilities during the three and nine months ended September 30, 2017 and 2018 (in thousands):

		Revenue
	Balance at	Recognized
	Beginning of	In Advance of		Balance at End of
	Period	Billings	Billings	Period
Three months ended September 30, 2017
Contract assets:
Unbilled receivables	$1,883	$43	$(283)	$1,643

Three months ended September 30, 2018
Contract assets:
Unbilled receivables	$1,542	$1,170	$(557)	$2,155

	Balance at
	Beginning of		Revenue	Balance at End of
	Period	Billings	Recognized	Period
Three months ended September 30, 2017
Contract liabilities:
Deferred revenue	$2,291	$1,527	$(1,089)	$2,729

Three months ended September 30, 2018
Contract liabilities:
Deferred revenue	$2,421	$1,991	$(1,297)	$3,115

		Revenue
	Balance at	Recognized
	Beginning of	In Advance of		Balance at End of
	Period	Billings	Billings	Period
Nine months ended September 30, 2017
Contract assets:
Unbilled receivables	$2,259	$169	$(785)	$1,643

Nine months ended September 30, 2018
Contract assets:
Unbilled receivables	$1,429	$1,745	$(1,019)	$2,155

	Balance at
	Beginning of		Revenue	Balance at End of
	Period	Billings	Recognized	Period
Nine months ended September 30, 2017
Contract liabilities:
Deferred revenue	$2,933	$3,430	$(3,634)	$2,729

Nine months ended September 30, 2018
Contract liabilities:
Deferred revenue	$2,932	$4,176	$(3,993)	$3,115

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 98% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for software maintenance contracts with a duration greater than one year was $0.1 million. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $49.0 million and $51.6 million as of September 30, 2018 and December 31, 2017, respectively. We classified our cash equivalents of $47.8 million and $50.0 million as of September 30, 2018 and December 31, 2017 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

As of September 30, 2018, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at September 30, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$47,814
Total	$47,814	$-	$-

As of December 31, 2017, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$49,986
Total	$49,986	$-	$-

E)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$1,277	$1,145	$594	$1,560

Shares outstanding:
Weighted-average common shares outstanding	21,564	21,679	21,548	21,900
Additional dilutive common stock equivalents	75	79	56	67
Diluted shares outstanding	21,639	21,758	21,604	21,967

Net income per share – basic	$0.06	$0.05	$0.03	$0.07
Net income per share – diluted	$0.06	$0.05	$0.03	$0.07

F)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Cost of services	$7	$4	$15	$8
Research and development	34	34	71	82
Selling and marketing	4	5	9	11
General and administrative	141	155	299	364
Stock-based compensation expense	$186	$198	$394	$465

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

We granted shares of unrestricted stock in 2018 and 2017 that affected financial results for the three and nine month periods ended September 30, 2018 and 2017. These grants are described below.

2018 Grant. On March 20, 2018, we granted 138,000 shares of unrestricted stock to directors, officers and employees. Half of those shares were issued on July 2, 2018 and the remaining 69,000 shares will be issued shortly after December 31, 2018, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $580,000, of which $186,000 and $394,000 was charged to expense in the three and nine months ended September 30, 2018 and we anticipate the remaining $186,000 will be charged to expense in the fourth quarter of 2018.

The shares we issued on July 2, 2018 for the first installment of the 2018 grant included 57,592 net shares of common stock after employees surrendered 11,408 shares for which we paid $51,000 of withholding taxes on their behalf.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

United States	$1,516	$5,215	$5,107	$10,335
United Kingdom	1,329	32	2,838	222
Brazil	2,128	60	2,308	217
Rest of World	428	400	1,820	1,631
	$5,401	$5,707	$12,073	$12,405

Revenue by product group for the three and nine months ended September 30, 2018 and 2017 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Biometrics	$5,216	$3,127	$11,104	$9,218
Imaging	185	2,537	969	3,060
DSL royalties	-	43	-	127
	$5,401	$5,707	$12,073	$12,405

Revenue by timing of transfer of goods or services for the three and nine months ended September 30, 2018 and 2017 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Goods or services transferred at a point in time	$2,803	$4,275	$5,342	$7,859
Goods or services transferred over time	2,598	1,432	6,731	4,546
	$5,401	$5,707	$12,073	$12,405

H)	Recently Adopted Accounting Pronouncements.

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

We implemented new internal controls for the implementation and modified and augmented our existing internal controls to enable the preparation of financial information on adoption. The most significant impacts of adopting the new standard related to the following:

i)	2015 imaging software license contract. We consummated a $4.625 million license contract in October 2015 that included a $4.5 million license fee plus a $125,000 software maintenance fee. We delivered the licensed software and the customer paid us in the fourth quarter of 2015. Under legacy GAAP, we were unable to establish vendor specific objective evidence (“VSOE”) for the maintenance element and, as a result we recognized the total fee ratably over the twelve-month period that ran from October 2015 to October 2016. Under the new standard, license revenue of $4.5 million from that contract is recognized in 2015 when control over the software was transferred to the customer and software maintenance revenue of $125,000 is recognized ratably over the twelve-month period that ran from October 2015 to October 2016. This change resulted in a decrease in revenue of $3.6 million for fiscal year 2016. This change had no impact to our reported results for the three and nine months ended September 30, 2017.

ii)	DSL royalty contracts. Under our legacy revenue recognition policy, we recognized DSL royalty revenue in the period in which we received royalty reports, which was typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we recognize DSL royalty revenue in the quarter in which sales of royalty-bearing products occur. Therefore, we make estimates of royalties earned in the current period and record royalty revenue based on those estimates. This change resulted in a decrease in revenue of $17,000 and $39,000 for fiscal years 2017 and 2016, respectively. This change resulted in a increase in revenue of $2,000 for the three months ended September 30, 2017, and an increase in revenue of $9,000 for the nine months ended September 30, 2017.

iii)	Minimum license/royalty payment contract. One of our revenue contracts required the customer to make a fixed payment for professional services as well as minimum license/royalty payments for software to be distributed to end-users. Under legacy GAAP, we recognized the professional services fee over the period that the services were performed and revenue for the minimum license/royalty payments when those minimum payments became due. Under the new standard we recognized the estimated amount of total consideration, including the professional services fee and our estimate of variable consideration related to the minimum license/royalty payments, in the contract that we expect to be entitled to and recognized revenue in the period(s) that the related licenses and services were transferred to the customer. This change resulted in a decrease in revenue of $800,000 for fiscal year 2017, $200,000 of which related to the three months ended September 30, 2017 and $600,000 of which related to the nine months ended September 30, 2017, an increase in revenue of $860,000 for fiscal year 2016, an increase in unbilled receivables of $1.4 million in fiscal year 2017, an increase in unbilled receivables of $2.2 million in fiscal year 2016 and an increase in stockholders’ equity of $2.2 million in fiscal year 2016.

iv)	Sales commissions and other third-party acquisition costs. Under legacy GAAP, sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers were expensed as incurred. ASC 340 requires these costs to be recognized as an asset when incurred and expensed over a period consistent with the period of transfer to the customer of goods or services to which the asset relates. We adopted the practical expedient that if the amortization period of the asset that we otherwise would have recognized is one year or less, we expense the sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers when incurred. The adoption of the new standard resulted in a decrease in expense of approximately $114,000 for fiscal year 2017, $26,000 of which related to the three months ended September 30, 2017 and $81,000 of which related to the nine months ended September 20, 2017, and $294,000 for fiscal year 2016 and a decrease in stockholders’ equity of $0.3 million in fiscal year 2016. For fiscal year 2017, the decrease in expense primarily relates to lower sales commissions due to lower revenue on our minimum license/royalty payment contract as noted above. For fiscal year 2016, the decrease primarily relates to lower sales commissions due to lower revenue from our 2015 imaging software license contract and lower revenue on our minimum license/royalty payment contract as noted above.

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

We have not restated contracts that began and were completed within the same annual reporting period. For completed contracts that have variable consideration, we have used the transaction price at the date the contract was completed rather than estimating variable consideration amounts in comparative reporting periods.

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

For the three and nine months ended September 30, 2017, adoption of the standard resulted in an aggregate decrease in revenue of $198,000 and $592,000, respectively, a decrease in costs and expenses of $25,000 and $82,000, respectively, and a decrease in the provision for income taxes of $89,000 and $207,000, respectively, primarily due to the same reasons noted above.

See Impacts of Topic 606 Adoption to Reported Results below for the impact of the adoption of the new standard on our consolidated financial statements.

Impacts of Topic 606 Adoption to Reported Results

Adoption of the new revenue standard impacted our reported results as follows:

			Three Months Ended
(In thousands, except per share data)			September 30, 2017
		New Revenue
		Standard
	As Reported	Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$5,905	$(198)	$5,707
Costs and expenses	4,259	(25)	4,234
Provision for income taxes	545	(89)	456
Net income	1,229	(84)	1,145
Net income per share - basic and diluted	0.06	(0.01)	0.05

			Nine Months Ended
(In thousands, except per share data)			September 30, 2017
		New Revenue
		Standard
	As Reported	Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$12,997	$(592)	$12,405
Costs and expenses	12,131	(82)	12,049
Provision for income taxes	742	(207)	535
Net income	1,863	(303)	1,560
Net income per share - basic	0.09	(0.02)	0.07
Net income per share - diluted	0.08	(0.01)	0.07

(In thousands)			September 30, 2017
		New Revenue
		Standard
	As Reported	Adjustment	As Adjusted
Consolidated Balance Sheets:
Accounts receivable, net	$5,616	$1,643	$7,259
Prepaid expenses and other current assets	315	14	329
Deferred tax assets	5,648	(545)	5,103
Accrued expenses	1,272	251	1,523
Stockholders' equity	60,589	861	61,450

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

With the exception of the standard discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of September 30, 2018.

J)	Income Taxes. Income tax expense was $89,000 and $31,000 for the three and nine months ended September 30, 2018, respectively. Income tax expense in the three and nine month periods ended September 30, 2018 was based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits. Income tax expense was $456,000 and $535,000 for the three and nine months ended September 30, 2017, respectively. Income tax expense in the three and nine month periods ended September 30, 2017 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of September 30, 2018, we had a total of $5.2 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In the second quarter of 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015. In February 2018, the IRS notified us that it had completed its examination and that it had no changes to our reported tax.

K)	Share Repurchase Program. On April 24, 2018, we announced that our Board of Directors had approved a program authorizing the Company to purchase up to $10 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase our stock expires on December 31, 2019. We repurchased 32,596 shares of common stock under this program for a total cost of $122,000 during the three months ended September 30, 2018. Since the program commenced in April 2018, we have repurchased 66,367 shares for a total cost of $260,000.

L)	Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three and nine months ended September 30, 2018, the third party reported and we recorded $1,000 of income from this arrangement. In the three and nine months ended September 30, 2017, the third party reported and we recorded $19,000 and $1.4 million, respectively, of income from this arrangement.

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

Revenue and operating income for the three months ended September 30, 2018 were $5.4 million and $1.1 million, respectively. These results compared to revenue of $5.7 million and operating income of $1.5 million in the three months ended September 30, 2017. Lower revenue in the current year three month period was primarily due to lower imaging revenue. This was partially offset by higher biometrics license, maintenance and services revenue. Lower operating income in the current quarter as compared to the prior year quarter was primarily due to: i) lower revenue in the current quarter; ii) lower patent related income; and iii) higher total costs and expenses.

Revenue and operating income for the nine months ended September 30, 2018 were $12.1 million and $38,000, respectively. These results compared to revenue of $12.4 million and operating income of $1.8 million in the nine months ended September 30, 2017. Lower revenue in the current year nine month period was primarily due to lower imaging revenue and to a lesser extent lower royalty revenue. This was partially offset by higher biometrics license, maintenance and services revenue. Lower operating income in the current year nine month period was primarily due to: i) lower revenue in the current nine month period; and ii) lower patent related income.

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

Software license revenue decreased 19% from $4.2 million in the three months ended September 30, 2017 to $3.4 million in the same three month period in 2018. As a percentage of total revenue, software license revenue decreased from 74% in the third quarter of 2017 to 64% in the current year quarter. The $0.8 million decrease in software license revenue was primarily due to: i) a $2.4 million decrease in imaging software license sales, which was partially offset by; ii) a $1.6 million increase in biometrics software license sales. The reasons for the changes in imaging and biometrics software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $3.3 million in the third quarter of 2018 versus $1.7 million in the same quarter last year. The dollar increase was primarily due to: i) a software license agreement we entered with a large commercial customer during the quarter; and ii) revenue from the software license agreement we entered into with a systems integrator in the second quarter of 2018. We recognized $0.6 million of software license revenue from this agreement in the third quarter of 2018. We also provide engineering services to this systems integrator pursuant to this arrangement. We expect our development effort on this project to continue for approximately the next three to four quarters. The dollar increase was partially offset by lower revenue from our other biometric license customers.

ii)	Imaging software licenses – Imaging software license sales were $0.1 million in the third quarter of 2018 versus $2.5 million in the same quarter last year. The dollar decrease was primarily due to the impact of a software license agreement we entered into with a medical imaging customer in the third quarter of 2017 whereas there was no such imaging software sale in the third quarter of 2018.

Software license revenue decreased 15% from $7.7 million in the nine months ended September 30, 2017 to $6.6 million in the same nine month period in 2018. As a percentage of total revenue, software license revenue decreased from 62% in the first nine months of 2017 to 55% in the corresponding period of 2018. The $1.1 million decrease in software license revenue was primarily due to a $2.1 million decrease in imaging software license sales, which was partially offset by a $1.0 million increase in biometrics software license sales. The reasons for the changes in imaging and biometrics software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $5.7 million in the nine months ended September 30, 2018 versus $4.8 million in the corresponding period a year ago. The dollar increase was primarily due to: i) a software license agreement we entered into with a large commercial customer during the third quarter; and ii) revenue from the software license agreement we entered into with a systems integrator in the second quarter of 2018. We recognized $1.2 million of software license revenue from this agreement in the first nine months of 2018. The dollar increase was partially offset by lower revenue from our government customers and our other biometric license customers.

ii)	Imaging software licenses – Imaging software license sales were $0.8 million in the nine months ended September 30, 2018 versus $3.0 million in the corresponding period a year ago. The dollar decrease was primarily due to the impact of a software license agreement we entered into with a medical imaging customer in the third quarter of 2017 whereas there was no such imaging software sale in the first nine months of 2018.

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

Software maintenance revenue increased 19% from $1.1 million in the three months ended September 30, 2017 to $1.3 million in the same three month period in 2018. As a percentage of total revenue, software maintenance revenue increased from 19% in the third quarter of 2017 to 24% in the current year quarter.

Software maintenance revenue increased 10% from $3.6 million in the nine months ended September 30, 2017 to $4.0 million in the same nine month period in 2018. As a percentage of total revenue, software maintenance revenue increased from 29% in the first nine months of 2017 to 33% in the corresponding period of 2018.

For the three and nine month periods ended September 30, 2018, the dollar increase in software maintenance revenue was primarily due to higher retention of maintenance renewals in current periods.

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

Services increased 91% from $0.3 million in the three months ended September 30, 2017 to $0.7 million in the same three month period in 2018. As a percentage of total revenue, services increased from 6% in the third quarter of 2017 to 12% in the current year quarter.

Services increased 62% from $0.9 million in the nine months ended September 30, 2017 to $1.5 million in the same nine month period in 2018. As a percentage of total revenue, services increased from 7% in the first nine months of 2017 to 12% in the corresponding period of 2018.

For the three and nine month periods ended September 30, 2018, the dollar increase in services revenue was primarily due to higher services revenue related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project, which was partially offset by lower service revenue from our other service customers.

We expect our development effort on this large project to continue for approximately the next three to four quarters.

Services backlog was $1.3 million as of September 30, 2018.

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

Royalties decreased 100% from $43,000 in the three months ended September 30, 2017 to zero in the same three month period in 2018. Royalties decreased 100% from $127,000 in the nine months ended September 30, 2017 to zero in the same nine month period in 2018.

We do not consider DSL royalties to be a key element of our strategy and we believe that it is unlikely we will receive DSL royalties in future periods.

Cost of software licenses. Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the U.S. Marine Corps (“USMC”) and U.S. Navy (the “Navy”).

Cost of software licenses decreased 27% from $27,000 in the three months ended September 30, 2017 to $20,000 in the same three month period in 2018. Cost of software licenses as a percentage of software license sales was 1% in the first three months of 2017 and 2018. The dollar decrease in cost of software licenses was primarily due to lower sales of software to the Navy that included third party software.

Cost of software licenses decreased 93% from $274,000 in the nine months ended September 30, 2017 to $20,000 in the same nine month period in 2018. Cost of software licenses as a percentage of software license sales decreased from 4% in the first nine months of 2017 to less than 1% in the corresponding period of 2018. The dollar decrease in cost of software licenses was primarily due to no sales of software to the USMC and to lower sales of software to the Navy that included third party software.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 79% from $179,000 in the three months ended September 30, 2017 to $320,000 in the same three month period in 2018. Cost of services as a percentage of services revenue decreased from 52% in the third quarter of 2017 to 49% in the current year quarter, which means that gross margins increased from 48% to 51%.

Cost of services increased 48% from $499,000 in the nine months ended September 30, 2017 to $740,000 in the same nine month period in 2018. Cost of services as a percentage of services revenue decreased from 54% in the first nine months of 2017 to 49% in the corresponding period of 2018, which means that gross margins increased from 46% to 51%.

For both the three and nine month periods, the dollar increase in cost of services was primarily due to a large project with a systems integrator that we signed in the second quarter of 2018. The increase was partially offset by lower services revenue from our other customers. We anticipate further cost of services from this project over the next three to four quarters.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Research and development expense	$1,816	$2,151	$5,579	$5,884
Cost of services	320	179	740	499
Total engineering costs	$2,136	$2,330	$6,319	$6,383

Research and development expense decreased from $2.2 million in the three months ended September 30, 2017 to $1.8 million in the same three month period of 2018. As a percentage of total revenue, research and development expense decreased from 38% in the third quarter of 2017 to 34% in the corresponding period of 2018.

Research and development expense decreased from $5.9 million in the nine months ended September 30, 2017 to $5.6 million in the same nine month period of 2018. As a percentage of total revenue, research and development expense decreased from 47% in the first nine months of 2017 to 46% in the corresponding period of 2018.

As the table immediately above indicates, total engineering costs in the third quarter of 2018 decreased by $194,000 compared to the same period last year. The spending decrease was primarily due to lower spending on third-party development costs, which was partially offset by higher employee costs. Total engineering costs decreased by $64,000 for the nine months ended September 30, 2018 as compared to the same period last year. The spending decrease was primarily due to lower spending on third-party development costs, which was partially offset by higher employee costs and recruiting fees.

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

Sales and marketing expense increased 26% from $1.0 million in the three months ended September 30, 2017 to $1.3 million in the same three month period of 2018. As a percentage of total revenue, sales and marketing expense increased from 18% in the third quarter of 2017 to 24% in the corresponding period in 2018. The dollar increase in sales and marketing expense was primarily due to higher sales commissions, which was partially offset by lower advertising and tradeshows costs, and lower travel costs.

Sales and marketing expense increased 10% from $2.9 million in the nine months ended September 30, 2017 to $3.2 million in the same nine month period of 2018. As a percentage of total revenue, sales and marketing expense increased from 24% in the first nine months of 2017 to 27% in the corresponding period of 2018. The dollar increase in sales and marketing expense was primarily due to higher sales commissions and to a lesser extent higher employee costs, which was partially offset by lower spending on sales agents.

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

General and administrative expense decreased 5% from $849,000 in the three months ended September 30, 2017 to $807,000 in the same three month period in 2018. As a percentage of total revenue, general and administrative expense was 15% for both three month periods. The decrease in general and administrative expense was primarily due to lower professional fees.

General and administrative expense was $2.5 million in both nine months ended September 30, 2017 and 2018. As a percentage of total revenue, general and administrative expense was 20% for both nine month periods. Although general and administrative expense was essentially unchanged, lower stock based compensation expense was offset by higher professional fees and to a lesser extent other expenses.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three and nine months ended September 30, 2018, the third party reported and we recorded $1,000 of income from this arrangement. In the three and nine months ended September 30, 2017, the third party reported and we recorded $19,000 and $1.4 million, respectively, of income from this arrangement. We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Interest income. Interest income increased 106% from $109,000 in the three months ended September 30, 2017 to $224,000 in the same three month period in 2018. Interest income increased 109% from $281,000 in the nine months ended September 30, 2017 to $587,000 in the same nine month period in 2018. For the three and nine month periods, the dollar increase in interest income was primarily due to higher interest rates within our money market accounts.

Income taxes. Income tax expense was $89,000 and $31,000 for the three and nine months ended September 30, 2018, respectively. Income tax expense in the three and nine month periods ended September 30, 2018 was based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits. Income tax expense was $456,000 and $535,000 for the three and nine months ended September 30, 2017, respectively. Income tax expense in the three and nine month periods ended September 30, 2017 was based on the U.S. statutory rate of 34%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of September 30, 2018, we had a total of $5.2 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets. Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

In the second quarter of 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015. In February 2018, the IRS notified us that it had completed its examination and that it had no changes to our reported tax.

Liquidity and Capital Resources

At September 30, 2018, we had cash and cash equivalents of $49.0 million, which represented a decrease of $2.6 million from December 31, 2017. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $2.2 million in the first nine months of 2018. Cash used from operations was primarily the result of $3.5 million of changes in assets and liabilities. Cash used from these sources was partially offset by $0.6 million of net income and the add back of $0.7 million of non-cash items primarily for depreciation, amortization, and stock-based compensation.

Cash used in investing activities was $142,000 in the first nine months of 2018. This cash usage consisted of purchases of property and equipment.

Cash used in financing activities was $340,000 in the first nine months of 2018. Financing activity cash usage was primarily the result of $260,000 used to buy back stock under our stock repurchase program and $107,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $27,000 of proceeds from our employee stock purchase program.

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

Recently Adopted Accounting Pronouncements

See Note H to our Consolidated Financial Statements in Item 1.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at September 30, 2018 consisted of one element:

Cash and cash equivalents. As of September 30, 2018, our cash and cash equivalents of $49.0 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate their adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

July 2018	2,697	$3.85	2,697	-
August 2018	20,101	$3.76	20,101	-
September 2018	9,798	$3.72	9,798	$9,740,106

(1) On April 24, 2018, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2019. During the three months ended September 30, 2018, we purchased 32,596 shares under this plan at an aggregate purchase price of $122,410.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 10.1*	Aware, Inc. 2018 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Aware, Inc. Current Report on Form 8-K filed with the SEC on July 27, 2018).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and September 30, 2017, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and September 30, 2017, and (iv) Notes to Consolidated Financial Statements.

*Management contract or compensatory contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: October 26, 2018	By:	/s/ Kevin T. Russell
Kevin T. Russell
Chief Executive Officer & President
General Counsel

Date: October 26, 2018	By:	/s/ David J. Martin
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)

