Form 10-K
period 2018-12-31
AWARE INC /MA/
filed 2019-02-19
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer”, “accelerated filer", “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐    Smaller Reporting Company ☒    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2018 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $53,303,310.

The number of shares outstanding of the registrant’s common stock as of February 11, 2019 was 21,571,150.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 22, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

ITEM 1.	BUSINESS

Company Overview

Aware, Inc. (“Aware”, “we”, “us”, “our”, or the “Company”) is a leading provider of software and services to the biometrics industry. We have been engaged in this business since 1993. Our software products are used in government and commercial biometrics systems to identify or authenticate people. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include: i) user authentication for login to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings; and iv) identity proofing of prospective employees and customers.

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

Industry Background

Biometrics is the measurement of unique, individual physiological characteristics, such as fingerprints, faces, irises, and voices that can be used to determine or verify an individual’s identity. The biometrics industry offers technology that digitally captures and encodes biometric characteristics and then compares those characteristics against previously encoded biometric data to determine or verify an individual’s identity. Biometrics addresses the limitations inherent in traditional identification and authentication processes, such as biographic data, tokens, paper credentials, passwords, PIN codes, and magnetic access cards. Biometrics technology and products require algorithms for multiple distinct functions, such as feature finding, feature optimization, feature extraction, feature encoding, feature matching, and presentation attack detection (“PAD”), which is also referred to as liveness detection and spoof detection.

Application Areas: Identification and Authentication

Applications for biometrics typically fall into two primary areas: identification and authentication. Generally speaking, biometric identification attempts to answer the question “who are you?”, while biometric authentication attempts to answer the question “are you the person we know?”

Biometric Identification

Biometric identification involves the “one-to-many” comparison of a “probe” sample to thousands or even millions of biometric samples in a database, comprising a search to determine which samples, if any, are associated with the individual that belongs to the probe. Biometric identification systems typically operate in a client/server architecture, with some systems migrating to web-based, thin-client architectures. Enrollment workstations with peripheral capture devices are used to enroll individuals into biometrics systems. Enrollment involves the capture, processing, and formatting of “biometric samples.” A biometric sample consists of biometric data which may include: i) images of fingerprints, faces, or irises; ii) digital voice signals; or iii) some other electronic representation of a biometric characteristic. Examples of capture peripherals include: i) scanners for fingerprint images, ii) cameras for iris and facial images, iii) handheld devices for mobile capture of fingerprint, iris, and facial images, or iv) mobile phones and/or microphones for voice signals.

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

“Identity proofing” is a term used to describe a process by which identity information provided by an individual, such as a prospective customer or job applicant, is corroborated between multiple identity sources. Biometric identification can be used as part of identity proofing.

Biometric Authentication

Biometric authentication involves a “one-to-one” biometric comparison that serves to verify that a live biometric sample belongs to the same individual associated with a trusted stored sample. In this way, biometrics can be used to authenticate identity. Computing devices such as PCs, smartphones and tablets, are capable of: i) capturing biometric samples (e.g., fingerprints, facial and iris images, and voices); ii) processing and storing those samples in a secure area on the device or server; and iii) matching new live samples against the trusted stored samples. Once a biometric match is achieved, the subsequent software functions are analogous to password-based authentication. Mobile authentication can be implemented in either a device- or server-centric architecture, with biometric data analysis, matching, and storage occurring either on the device or on a central server, respectively.

“Tokens” are often used as an alternative or enhancement to passwords. An authentication token may be a hardware device that the user must have possession of to authenticate. Examples are a USB dongle, smart phone, or smart card. In the case of multifactor authentication, a device such as a smart phone or PC may be considered as a token providing the primary authentication factor, with biometric authentication serving as a second authentication factor. Mobile authentication can be incorporated into a mobile app such as a banking application as a password-free security mechanism. It may also be employed in an “out-of-band” fashion to secure access on a PC through a browser.

As biometric authentication is most typically an unattended process, some form of presentation attack detection (“PAD”) is an important feature of biometric authentication solutions. PAD features are designed to prevent “spoofing”, whereby a fraudster attempts to defeat a biometric security feature by impersonating the rightful user.

The rapid advance and adoption of mobile devices has had a substantial impact on the adoption of biometrics for authentication. Many leading mobile devices incorporate native biometric security sensors and technology, in which case third-party mobile applications are granted access to authentication results but not the raw biometric samples used to authenticate.

In contrast, third party application providers can incorporate authentication functionality that makes use of multipurpose sensors such as the camera, microphone, and touchscreen. There are use cases where it is desirable to implement biometric security features that are independent of those provided natively by the device. Advantages include more control over the security level, security features, and user experience, as well as uniform functionality across different device models. Biometric authentication implemented on a mobile device may be used to gain access to online networks, systems, services, or accounts.

User authentication enabled by smartphones continues to evolve, and we expect to see further advances in smartphone security features and functionality. In the past few years, the FIDO® (Fast IDentity Online) Alliance, an industry consortium, has emerged to take a leading role in authoring and promoting technical standards for password-free multifactor authentication on mobile devices and desktops. The FIDO Alliance has developed specifications that define an open, scalable, interoperable set of mechanisms that supplant reliance on passwords to securely authenticate users of online services. The new standard for devices and browser plugins will allow any website or cloud application to interface with a broad variety of existing and future FIDO-enabled devices that the user has for online security. The FIDO Alliance has also established processes for accreditation of independent labs that will be able to analyze and identify products as “FIDO® Certified” in terms of interoperability, biometric matching performance, and security level.

Market Sectors: Government and Commercial

The market for biometrics may be segmented into government and commercial sectors. Principal government biometrics applications include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include: i) user authentication for login to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings; and iv) identity proofing of prospective employees and customers.

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

There is commonality between how biometric technologies are used across government and commercial sectors. The primary consumers of biometric identification systems are government agencies, while the primary users of biometric authentication technology are consumers owning mobile devices. We believe that these sector-based distinctions are important to an understanding of Aware’s business as the vast majority of our revenue is currently derived from government customers.

Government Sector

Local, state, and national governments throughout the world were early adopters of biometrics technology and continue to be the largest consumers of the technology. At the local and state level, biometrics technology is used in the following applications:

•	Law enforcement applications that enable officers in the field to correctly identify potential suspects more reliably and efficiently by submitting live (suspect is known) or latent (suspect is unknown) biometrics samples to state or federal biometric search services;
•	Background checks for employment screening;
•	Driver’s licenses and identification cards; and
•	Benefits issuance.

At the national level, biometrics technology is used in the following applications:

•	Border control

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

Governments also use biometrics for physical access control by storing biometric data on a digital ID card or smart phone and performing a match to verify that the holder of the card is the same person who was issued the card. Biometrics are also used for securing access to digital assets, where a biometric match might be required in addition to or in place of a password to gain access to a computer system.

Due to the nature of government applications, particularly those involving security and defense, government biometrics systems must be capable of accurately and rapidly searching large databases of stored samples. The ability to accurately and rapidly match samples against databases of millions of samples is critical because incorrect or delayed results could have severe adverse consequences. These requirements are an important distinguishing characteristic of the government market as compared to the commercial market.

Commercial Sector

The principal application of biometrics in commercial markets is user authentication, with identity proofing also emerging as an application. The types of users that may need to be authenticated or identified in commercial applications include customers, employees, contractors, visitors, healthcare patients, or other parties wishing to establish their identity towards gaining access to information, systems, bank accounts, credit card accounts, events, devices, or buildings.

In commercial markets, biometrics-based solutions compete with more traditional security methods including keys, cards, tokens, passwords, personal identification numbers (“PINs”) and security personnel. The adoption of biometrics by leading vendors of smartphones and other popular consumer products has increased users’ confidence and comfort with biometrics as a convenient and secure means of authentication in place of or in addition to passwords. Biometrics solutions are also being considered in commercial markets as a means to enhance identity proofing, sometimes referred to “know-your-customer” (“KYC”) and “know-your-employee” (“KYE”) efforts. KYC and KYE processes are designed to corroborate the identity data claimed by prospective customers and employees with multiple independent sources.

The commercial market for biometrics technology remains nascent. The rate of adoption of biometrics in commercial markets depends upon a number of factors, including: i) the performance and reliability of biometric solutions; ii) costs involved in adopting and integrating biometric solutions; iii) public concerns regarding privacy, including potential privacy legislation; and iv) standardization efforts by various industry consortia and standards bodies.

Examples of commercial market applications include:

•	User authentication for login and access to mobile devices, mobile apps, desktop computers, networks, and web-based software programs.
•	User authentication for financial transactions in the financial services industry.
•	User authentication for in-person or online purchases in the retail industry.
•	User authentication for physical access to secured buildings and perimeters.
•	User authentication of employees to access private patient information in the healthcare industry.
•	Identity verification of patients in hospital and surgical settings.
•	Identity verification of test takers in the educational testing industry.
•	Identity proofing of prospective customers in the financial services industry.
•	Identity proofing of candidates for pre-employment screening and background checks.
•	Identification of undesirable customers in the gaming industry.

Market Segments: Consumer-Facing and Employee-Facing

The biometrics market may be further segmented into: i) a consumer-facing segment; and ii) an employee-facing segment.

Consumer-Facing segment – The primary applications in the consumer-facing segment are biometric identity proofing and authentication for the purpose of onboarding and authentication of customers of commercial organizations, and also for citizens by governments. Adoption of biometrics is stronger where the convenience of a password-free user experience is valued but there is also risk of fraud. Industries that fall into this category include financial services, retail, and healthcare. Government agencies similarly employ citizen-facing biometric identity proofing and authentication solutions in situations where there is potential risk of fraud, such as benefits disbursement and voting. Healthcare organizations use biometrics in a safety context to prevent patient misidentification and care delivery errors.

Employee-Facing segment – The primary applications in the employee-facing segment are identity proofing and authentication of employees as a means for screening of new employees, and for user authentication towards securing access for employees and contractors to digital assets against a breach. Applications for employee-facing biometrics are found in both the government and commercial sectors.

Delivery Models: Tools and Services, Solutions, Software as a Service

As with other technology products and services, there are different models for product and service delivery in the biometrics arena, including tools and services, solutions, and Software as a Service.

1.	Tools and Services – Customers can choose to build their own biometric system using off-the-shelf subcomponents purchased a la carte and used to design, develop, and operate their own bespoke system. In doing so, a customer may or may not decide to also receive services to help with that process. Those services might come from a software provider or a third-party system integrator. These customers tend to have highly specific requirements and the scale to justify the cost of acquiring a custom-configured biometric system. Government agencies tend to be an example of this class of customer.

2.	Solutions – Some organizations prefer a more complete and comprehensive solution that sources most or all system capability and services from a single supplier and requires less customization. Companies that offer identification/access solutions or biometric smart cards tend to be an example of this class of customer.

3.	Software as a Service – Advances in cloud computing and browser technology have made Software as a Service, or “SaaS” an increasingly common delivery model of enterprise software. Benefits derived include lower up-front costs as well as lower maintenance and support risk. Biometric solutions can be provided as SaaS. Small and midsize commercial enterprises tend to be an example of this class of customer.

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

Examples of companies that offer biometric capture devices include: 1) Cross Match Technologies, Inc. which was acquired by HID Global Corporation in 2018; 2) Suprema, Inc.; 3) HID Global Corporation (“HID”); 4) Iris ID Systems, Inc (“Iris ID”); 5) Precise Biometrics AB (“Precise Biometrics”); 6) Credence ID, LLC; 7) SecuGen Corporation; 8) IrisGuard, Inc. (“IrisGuard”); 9) Aurora Biometrics, Inc. (“Aurora Biometrics”); 10) EyeLock LLC (“EyeLock”); and 11) Tascent, Inc.

Software products

Biometrics software products provide functionality that captures, formats, stores, processes, or matches samples of fingerprints, faces, iris, voices and other modalities. Biometrics software is capable of operating on a variety of equipment platforms, including personal computers, smartphones, biometric capture devices, hand-held devices, servers, and mainframe computers.

Examples of companies that offer biometrics software products include: 1) Aware, Inc.; 2) Idemia; 3) Gemalto NV (“Gemalto”); 4) NEC Corporation (“NEC”); 5) Cognitec Systems GmbH (“Cognitec”); 6) Neurotechnology; 7) Iritech, Inc. (“Iritech”); 8) Innovatrics s.r.o. (“Innovatrics”); 9) Nuance Communications, Inc.; 10) Precise Biometrics; 11) VoiceTrust GmbH.; 12) Eyelock; 13) BIO-key International, Inc.; 14) Zoloz (formerly known as EyeVerify, Inc.); 15) Iris ID; 16) Dermalog Identification Systems GmbH (“Dermalog”); 17) FacePhi Biometria; and 18) Sensory, Inc.

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

Examples of companies offering biometrics services include: 1) Certibio Identidade Biometrica, a wholly-owned subsidiary of Certisign Certificadora Digital S.A. (“Certisign”); 2) Idemia; 3) RightPatient, Inc.; 4) Microsoft Corporation; 5) SkyBiometry (a spin-off from Neurotechnology); 6) BioID GmbH; and 7) VoiceIt Technologies, LLC.

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

Examples of companies that offer physical access control solutions that may incorporate biometrics include: 1) Honeywell International, Inc.; 2) Tyco International Ltd.; 3) LenelS2 (formed by combination of Lenel and S2 Security both of which were acquired by United Technologies Corp.); and 4) Stanley Security Limited.

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

Our biometrics software products range from discrete “building blocks”, such as software development kits (“SDKs”), application program interfaces (“APIs”) and applications that customers can use to develop their own systems to more complete solutions that customers can use to reduce or eliminate their development times and exposure to software support and maintenance risks. Our products are described below.

1)	Building Blocks: SDKs, APIs, Applications, and Subsystems

1a. Biometric Search & Matching SDKs

Our SDKs consist of: i) multiple software libraries; ii) sample applications that show customers how to use the libraries; and iii) documentation. Customers use our SDKs to design and develop biometrics applications. Our line of biometric search and match SDKs is called Nexa™ and it includes Nexa|Fingerprint™, Nexa|Face™, Nexa|Iris™ and Nexa|Voice™. These products provide high-performance biometric algorithms for fingerprint, facial, iris and voice identification or authentication. The algorithms in these products convert images into biometric templates, which can then be compared to templates stored in databases to find matches.

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

In addition to the Nexa line of biometric search and match SDKs, we also offer AwareXM™, an interoperable fingerprint matching SDK. Aware XM is an SDK that provides MINEX-certified, INCITS 378-compliant fingerprint minutiae extraction, template generation, and fingerprint authentication.

1b. Biometric Enrollment SDKs and APIs

Our suite of enrollment SDKs and APIs performs a variety of functions that are critical to biometric enrollment, including image capture, image quality assurance, image formatting, and image compression. Our enrollment SDK and API products include:

•	Image Capture and Hardware Abstraction – This group of products includes: i) LiveScan API; ii) PreFaceTM; iii) IrisCheckTM; and iv) SequenceCheckTM.

•	Data Formatting and Validation – This group of products includes: i) NISTPack; ii) ICAOPack; and iii) PIVPackTM.

•	Fingerprint Cards – This group of products includes: i) AccuScanTM; and ii) AccuPrintTM, used for scanning and printing of fingerprint cards in accordance with FBI fingerprint image quality standards.

•	Image Compression – This group of products includes: i) Aware WSQ1000; and ii) Aware JPEG2000 for standards-compliant compression and decompression of biometric images.

•	Mobile Enrollment and Matching – Aware offers versions of several of our Windows-based products designed to operate on Android and iOS platforms. Our family of mobile SDKs includes: i) Nexa|Face™ Mobile; ii) Nexa|Fingerprint™ Mobile; iii) PreFace™ Mobile; iv) LiveScan API Mobile; v) NISTPack Mobile; vi) WSQ1000 Mobile; vii) AwareXM™ Mobile; and FIDO® Suite. FIDO® Suite is a family of products that are certified by the FIDO Alliance and are interoperable with other FIDO-certified products. Our FIDO Suite includes: i) Aware FIDO® Face Authenticator; Aware FIDO® Face+Voice Authenticator; iii) Aware FIDO® Client; and iv) Aware FIDO® Server. These products are available for Android and iOS devices.

1c. Identity Text Analytics SDK - Inquire™

Inquire is a SDK that performs fuzzy text-based filtering, searching, matching, and linking functions towards discovery of useful information in identity data. Analysis of text-based identity data is naturally complementary to biometric verification and identification, and Inquire is optimized for processing and analysis of data that includes biometrics.

1d. Biometric Applications

Our products in this category combine user interfaces with multiple Aware software products to create more complete applications that operate on client workstations or mobile devices.

Enrollment Applications

Our enrollment application products include Universal Registration Client (“URC™”). URC is a configurable Windows-based enrollment application that performs a variety of biometric data capture, analysis, matching, formatting, and hardware abstraction functions.

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

Forensic Workstations

Our forensic analysis and quality assurance products include WorkbenchSuiteTM. WorkbenchSuite is a family of .NET workstation applications that are designed to be used by an operator to analyze and repair or otherwise process digital records containing biometric images and data. Each targets a particular use case and implements workflow carefully designed to best assist analysts in their task. The suite comprises:

•	FingerprintWorkbench, which is used for forensic analysis, processing, and reporting of biometric fingerprint evidence comparison and search results.

•	ForensicWorkbench, which is used for the categorization, processing, and standards-compliant formatting of biometric images and demographic data.

•	SequenceWorkbench, which is used for the detection and assisted repair of fingerprint records containing sequence errors.

•	CrosslinkWorkbench, which is used for assisting with identifying and repairing of crosslink errors in ANSI/NIST ITL transactions. Crosslinks are biometric records that erroneously contain data from different individuals.

•	FaceWorkbench, which enables an analyst to analyze and process candidates returned from a biometric face search.

Application Components

This group of products consists of our BioComponents™ line of products. Our BioComponents products allow customers to develop biometric enrollment applications more quickly than if they purchased our SDKs. Each product in the group includes a user interface and one or more software libraries that perform a discrete set of functions, such as automated image capture, quality assurance, and capture hardware integration. BioComponents comprise modular, independent, self-contained software components that can operate either independently or in concert with one another. Specific BioComponents products and the functions they perform are:

•	FingerprintComponent, which is used to capture, verify image quality, and compress fingerprint images.
•	PhotoComponent, which is used to capture, verify image quality, and manipulate facial images.
•	ScanningComponent, which is used to scan forms such as inked fingerprint cards.
•	PrintingComponent, which is used for printing FBI-quality fingerprint images on cards and forms.
•	NISTComponent, which is used for biographic and textual data entry and formatting, NIST compliance checking, and submission.

1e. Biometric Subsystems

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

Cluster-Based Matching Platform - Astra™

Our cluster-based matching platform product offering is called Astra. Astra is used for large-scale fingerprint recognition, face recognition, iris recognition, and text-based name matching and identity resolution. It is a highly scalable biometric identification and authentication platform that performs one-to-many search or one-to-one match against large stores of biometrics and other identity data. It does so by deploying biometric and text data and matching algorithms across a cluster of multiple computing nodes.

2)	Integrated Solutions

2a. Knomi™

In 2017, we introduced Knomi, a mobile biometric authentication framework offering face, voice and keystroke dynamics. The Knomi mobile biometric authentication framework is a collection of biometric SDKs running on mobile devices and a server that together enable strong, multi-factor, password-free authentication from a mobile device using biometrics. Knomi offers multiple biometric modality options, including facial recognition, keystroke dynamics, and voice authentication as means to authenticate. Banks or any other commercial enterprise can deploy Knomi to enhance their password-based authentication mechanisms, making login to their mobile applications more secure and convenient for their customers and employees. Knomi software components can be used in different combinations and configurations to enable either a server-centric architecture or a device-centric, FIDO® Certified implementation.

2b. AwareABIS™

AwareABIS is an Automated Biometric Identification System (“ABIS”) used for large-scale biometric identification and deduplication using fingerprint, face, and iris recognition. It is a highly scalable platform that performs one-to-many search or one-to-one match against large stores of biometrics and other identity data. It does so by deploying biometric data and matching algorithms across a cluster of multiple computing nodes. Extremely large biometric databases (tens of millions of records) cannot be stored or efficiently searched on a single computer. Distributing the data and biometric comparison tasks across multiple machines enables even extremely large databases to be searched in only seconds. AwareABIS enables not only massive biometric search tasks but complex filter, search, match, and link operations critical to data preparation and quality assurance functions such as identity resolution and data deduplication. AwareABIS is built upon several mature, high-performance, field-proven applications, platforms, and algorithms from Aware. Components are available a la carte depending on the application and system requirements.

2c. WebEnroll

WebEnroll is a browser-based biometric enrollment and data management solution available as an enhanced version of BioSP™ (Biometric Services Platform) that utilizes BioComponents for capture of biographic data, fingerprints and facial images in a browser. Each BioComponent performs advanced biometric image autocapture as well as capture device hardware abstraction. Once images are captured, they are submitted to BioSP, where configurable workflows and modular software applications are used for processing, routing, and storage of each transaction. Biometric verification or identification can be added with Nexa or one of several third-party matchers integrated with BioSP, or an external matching service.

2d. Indigo

Indigo™ is Aware’s family of turnkey biometric solutions, available as traditional software licenses or as cloud-based software-as-a-service. Indigo solutions are designed to deliver useful functionality and powerful biometric matching performance out-of-the-box, without requiring integration and configuration. They are built upon Aware’s time-tested, market-leading software components for biometric enrollment, analysis, and matching.

3)	Imaging products

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

Sales and Marketing

As of December 31, 2018, we had a total of 10 employees in our sales and marketing organization. In addition to our employee sales staff, we also engage third party sales agents to sell our products and services in foreign countries.

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

All of our revenue in 2018, 2017, and 2016 was derived from unaffiliated customers. In 2018, two customers represented 20% and 13% of total revenue. In 2017, one customer represented 17% of total revenue. In 2016, two customers represented 21% and 13% of total revenue. No other customer represented 10% or more of total revenue in any of those years.

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

Aware’s Strategy

Our strategy is to capitalize on our strong brand and reputation to sell biometrics software products and services into government and commercial markets. We intend to continue to offer a broad portfolio of high quality products that are coupled with expert technical support and services. We expect to continue to employ a three-pronged distribution strategy using systems integrators, OEMs, and direct sales.

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

Backlog

We had $4.7 million of backlog on December 31, 2018. We define backlog as revenue items in deferred revenue and undelivered orders in our backlog report. Total backlog of $4.7 million included: i) $3.2 million of software maintenance revenue of which approximately $3.1 million will be recognized during 2019; ii) $0.8 million of software license revenue that we anticipate will be recognized during 2019 and iii) $0.7 million of services revenue that we anticipate will be recognized during 2019.

Research and Development

Our research and development activities are focused on enhancing our existing products and developing new products. Our engineering organization is based in Bedford, Massachusetts. As of December 31, 2018, we had an engineering staff of 47 employees, representing 70% of our total employee staff.

Patents and Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2018, we had approximately 81 U.S. and foreign patents and approximately 40 pending patent applications. Our patents and patent applications pertain primarily to biometrics and imaging compression.

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

Employees

At December 31, 2018, we employed 67 people, including 47 in engineering, 10 in sales and marketing, and 10 in finance and administration. Of these employees, 64 were based in Massachusetts. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Individual orders can represent a meaningful percentage of our revenues and operating results in any single quarter and the timing of the receipt of those orders is difficult to predict. The failure to close an order or the deferral or cancellation of an order can result in revenue and net income shortfalls for that quarter. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect financial results for that quarter.

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

Our operational systems and networks and products may be subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in the disclosure of company or customer confidential information, damage to Aware’s reputation, additional costs to Aware, regulatory penalties and financial losses.

The company's products, services and systems may be used in critical company, customer or third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service.

If we or third parties with which we do business were to fall victim to successful cyber-attacks or experience other cybersecurity incidents, including the loss of individually identifiable customer or other sensitive data, we may incur substantial costs and suffer other negative consequences, which may include remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack as well as litigation and legal risks, including regulatory actions by state and federal regulators.

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

Extensive regulation by federal, state, and foreign regulatory agencies could adversely affect us in ways that are difficult for us to predict. More specifically, we are subject to regulatory environment changes regarding privacy and data protection that could have a material impact on our results of operations. These regulatory changes may potentially involve new regulatory issues/requirements such as the EU General Data Protection Regulation (GDPR). The potential costs of compliance with or imposed by new/existing regulations and policies that are applicable to us may affect the use of our products and services and could have a material adverse impact on our results of operations.

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

We may make acquisitions of companies.

We may make acquisitions of companies that offer complementary products, services and technologies. Any acquisitions we complete may involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows. The consideration we pay for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

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

As of February 12, 2019, we had approximately 79 shareholders of record. This number does not include shareholders from whom shares were held in a “nominee” or “street” name. We paid no dividends in 2018, and 2017. We anticipate that we will continue to reinvest any earnings to finance future operations although we may also pay special cash dividends if our board of directors deems it appropriate.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2018.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

October 2018	2,700	$3.87	2,700	-
November 2018	18,106	$3.70	18,106	-
December 2018	15,032	$3.61	15,032	$9,608,378

(1) On April 24, 2018, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2019. During the three months ended December 31, 2018, we purchased 35,838 shares under this plan at an aggregate purchase price of $131,728.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of income and comprehensive income stated as a percentage of total revenue:

	Year ended December 31,
	2018	2017
Revenue:
Software licenses	50%	59%
Software maintenance	33	32
Services	17	8
Royalties	-	1
Total revenue	100	100

Costs and expenses:
Cost of software licenses	-	2
Cost of services	8	4
Research and development	44	50
Selling and marketing	26	25
General and administrative	20	22
Total costs and expenses	98	103

Patent related income	1	10

Operating income	3	7
Other income	-	-
Interest income	5	3
Income before provision for (benefit from) income taxes	8	10
Provision for (benefit from) income taxes	-	4
Net income	8%	6%

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

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the full retrospective transition method. Adoption of the standard using the full retrospective method required us to restate certain previously reported results. Refer to Note 2 – Recently Adopted Accounting Pronouncements for further information on the impacts of adopting ASC 606.

Summary of Financial Results

We used revenue and operating income to summarize financial results over the past two years as we believe these measurements are the most meaningful way to understand our operating performance.

2018 compared to 2017

Revenue and operating income in 2018 were $16.1 million and $0.4 million, respectively, which compared to revenue and operating income in 2017 of $15.5 million and $1.1 million, respectively.

Higher revenue in 2018 as compared to 2017 was primarily due to higher biometrics license, maintenance and services revenue. This was partially offset by lower imaging license revenue. Lower operating income in 2018 as compared to 2017 was primarily due to lower income from a patent arrangement that was partially offset by: i) higher revenue in 2018; and ii) lower total costs and expenses in 2018.

Software Licenses

Software licenses consist of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue decreased 12% from $9.1 million in 2017 to $8.0 million in 2018. As a percentage of total revenue, software license revenue decreased from 59% in 2017 to 50% in 2018. The $1.1 million decrease in software license revenue was primarily due to a $2.3 million decrease in imaging software license sales that was partially offset by $1.2 million increase in biometrics software license sales. The reasons for the changes in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $7.1 million in 2018 versus $6.0 million in 2017. The dollar increase was primarily due to: i) a software license agreement we entered into with a large commercial customer during the third quarter of 2018; and ii) revenue from the software license agreement we entered into with a systems integrator in the second quarter of 2018. We recognized $1.8 million of software license revenue from this agreement in 2018. We also provide engineering services to this systems integrator pursuant to this arrangement. We expect our development effort on this project to continue for approximately the next two to three quarters. The dollar increase was partially offset by lower revenue from our government customers and our other biometric license customers.

ii)	Imaging software licenses – Imaging software license sales were $0.9 million in 2018 versus $3.2 million in 2017. The dollar decrease was primarily due to the impact of a software license agreement we entered into with a medical imaging customer in the third quarter of 2017 whereas there was no such imaging software sale in 2018.

Software Maintenance

Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 10% from $4.9 million in 2017 to $5.4 million in 2018. As a percentage of total revenue, software maintenance revenue increased from 32% in 2017 to 33% in 2018. The dollar increase in software maintenance was primarily due to the higher retention of maintenance renewals in 2018.

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

Services increased 114% from $1.3 million in 2017 to $2.7 million in 2018. As a percentage of total revenue, services increased from 8% in 2017 to 17% in 2018. The dollar increase in services revenue was primarily due to higher services revenue related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project, which was slightly offset by lower service revenue from our other service customers. We expect our development effort on this large project to continue for approximately the next two to three quarters.

Services backlog was $0.7 million as of December 31, 2018.

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

Royalties decreased 100% from $0.1 million in 2017 to zero in 2018. As a percentage of total revenue, royalties decreased from 1% in 2017 to zero in 2018.

The royalty dollar decrease in 2018 was primarily due to no DSL royalties from both of our licensees. One of our royalty customers reported no royalties in 2018 and the other customer completed its royalty obligation in 2017. We do not consider DSL royalties to be a key element of our business and we believe that it is unlikely we will receive DSL royalties in future periods.

Cost of Software Licenses

Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the U.S. Marine Corps (“USMC”) and U.S. Navy (the “Navy”).

Cost of software licenses decreased 93% from $274,000 in 2017 to $20,000 in 2018. Cost of software licenses as a percentage of software license sales decreased from 3% in 2017 to less than 1% in 2018. The dollar decrease in cost of software licenses was primarily due to no sales of software to the USMC and to lower sales of software to the Navy that included third party software.

Cost of Services

Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 103% from $601,000 in 2017 to $1.2 million in 2018. Cost of services as a percentage of services revenue decreased from 48% in 2017 to 45% in 2018, which means that gross margins increased from 52% to 55%. The dollar increase in cost of services was primarily due to a large project with a systems integrator that we signed in the second quarter of 2018. The increase was partially offset by lower services revenue from our other customers. We anticipate further cost of services from this project over the next two to three quarters.

Gross margins on services of 55%, and 52%, in 2018, and 2017, respectively, were a function of: i) the nature of the projects; ii) the level of engineering difficulty and labor hours required to complete project tasks; and iii) how much we were able to charge. Gross margins in these years reflect the profitability mix of customer projects. We expect that gross margins on services will continue to fluctuate in future periods based on the nature, complexity, and pricing of future projects.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Years ended December 31,
	2018	2017
Research and development expense	$7,105	$7,769
Cost of services	1,220	601
Total engineering costs	$8,325	$8,370

Research and development expense decreased 9% from $7.8 million in 2017 to $7.1 million in 2018. As a percentage of total revenue, research and development expense decreased from 50% in 2017 to 44% in 2018. The decrease in research and development expense was primarily due to the reallocation of engineers from internal development projects to customer services projects.

As the table above indicates, total engineering costs decreased by $45,000 in 2018 as compared to 2017. The spending decrease was primarily due to lower spending on third-party development costs, which were partially offset by higher employee costs. Our engineering headcount increased by two in 2018. We believe our engineering organization was adequately staffed as of December 31, 2018.

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

Sales and marketing expense increased 7% from $4.0 million in 2017 to $4.2 million in 2018. As a percentage of total revenue, sales and marketing expense increased from 25% in 2017 to 26% in 2018. The dollar increase in selling and marketing expense was primarily due to higher spending on sales commissions, which were partially offset by lower spending on sales agents.

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

General and administrative expense decreased 3% from $3.4 million in 2017 to $3.3 million in 2018. As a percentage of total revenue, general and administrative expense decreased from 22% in 2017 to 20% in 2018. The decrease in general and administrative expense in 2018 was primarily due to: i) lower stock based compensation expense; and ii) lower audit and professional service fees. Higher audit and professional service fees in 2017 were primarily due to services related to the implementation of the new revenue standard. These decreases were partially offset by higher legal fees.

Patent Related Income

The composition of patent related income in 2018 and 2017 was as follows:

We had $69,000 and $1.6 million of income from a patent arrangement in the years ended December 31, 2018 and 2017, respectively. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. Such third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. The party reported and we recorded $69,000 and $1.6 million of income from this arrangement in the years ended December 31, 2018 and 2017, respectively.

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

Other Income

We recorded other income of $36,000 in the year ended December 31, 2017 which consisted of a realized gain of $37,000 offset by a $1,000 realized loss on sale of two high yield bond investments. We did not record any other income or expense in the year ended December 31, 2018.

Interest Income

Interest income increased 110% from $401,000 in 2017 to $844,000 in 2018. The dollar increase was primarily due to higher interest rates within our money market accounts.

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

A discussion of income taxes for the years ended December 31, 2018, and 2017 follows:

Year ended December 31, 2018. Total income tax benefit for the year ended December 31, 2018 was $8,000. Income tax benefit for 2018 was based on: i) the U.S. statutory rate of 21%, ii) increased by state income taxes; and iii) reduced by permanent adjustments and research tax credits.

As of December 31, 2018, we had a total of $5.2 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, a valuation allowance will be required.

In 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015. In February 2018, the Internal Revenue Service notified us that it had completed its examination and that it had no changes to our reported tax.

Year ended December 31, 2017. Total income tax expense for the year ended December 31, 2017 was $0.5 million. Income tax expense for 2017 was based on: i) the U.S. statutory rate of 34%, ii) increased by the impact of the federal rate change on deferred tax assets due to enactment of the Tax Cuts and Jobs Act, iii) increased by state income taxes; and iv) reduced by permanent adjustments and research tax credits.

In the year ended December 31, 2017, as a result of the adoption of ASU 2016-09, that was effective on January 1, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a provision of $0.4 million to income tax expense and a corresponding reduction in the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed the company with our cash balances, cash generated from operations, and cash received from the sale of patent assets. Equity financing has not been a meaningful source of financing for us in recent years. Cash flows from operating, investing and financing activities are described below.

Cash flow from operating activities

In the years ended December 31, 2018, and 2017, our operating activities provided net cash of $0.7 million, and $3.7 million, respectively. A discussion of cash flow from operating activities for each of the last two years follows:

Year ended December 31, 2018. Cash provided by operating activities was $0.7 million in 2018. Cash provided by operations was primarily the result of $1.2 million of net income and the add back of $1.0 million of non-cash items for depreciation, amortization and stock-based compensation. Cash from these sources was partially offset by $1.5 million of changes in assets and liabilities.

Year ended December 31, 2017. Cash provided by operating activities was $3.7 million in 2017. Cash provided by operations was primarily the result of $1.0 million of net income and the add back of $1.2 million of non-cash items for depreciation, amortization and stock-based compensation. Cash provided by operating activities also included $1.5 million of cash from changes in assets and liabilities.

Cash flow from investing activities

In the year ended December 31, 2018, our investing activities used net cash of $0.2 million. In the year ended December 31, 2017, our investing activities provided net cash of $0.9 million. A discussion of cash flow from investing activities for each of the last two years follows:

Year ended December 31, 2018. Cash used by investing activities of $0.2 million in 2018 consisted of purchases of property and equipment.

Year ended December 31, 2017. Cash provided by investing activities of $0.9 million in 2017 was primarily the result of $1.0 million of proceeds from the sale of investments, which was partially offset by $0.1 million of purchases of property and equipment.

We have no material commitments for capital expenditures.

Cash flow from financing activities

In the years ended December 31, 2018 and 2017, our financing activities used net cash of $0.5 million and $4.9 million, respectively. A discussion of cash flow from financing activities for each of the last three years follows:

Year ended December 31, 2018. Cash used in financing activities was $0.5 million in 2018. Financing activity cash usage was primarily the result of $392,000 used to buy back stock under our stock repurchase program and $107,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $50,000 of cash received from the issuance of stock under our ESPP program.

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

At December 31, 2018, we had cash and cash equivalents of $51.6 million. While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the filing date.

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

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2018, none of our contracts contained a significant financing component.

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

Refer to Note 8 – Business Segments and Major Customers for further information on the disaggregation of revenue, including revenue by geography and category.

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

The following table presents changes in our contract assets and liabilities during the years ended December 31, 2017 and 2018 (in thousands):

		Revenue
	Balance at	Recognized
	Beginning of	In Advance of		Balance at End of
	Period	Billings	Billings	Period
Year ended December 31, 2017
Contract assets:
Unbilled receivables	$2,259	$198	$(1,028)	$1,429

Year ended December 31, 2018
Contract assets:
Unbilled receivables	$1,429	$3,278	$(1,428)	$3,279

	Balance at
	Beginning of		Revenue	Balance at End of
	Period	Billings	Recognized	Period
Year ended December 31, 2017
Contract liabilities:
Deferred revenue	$2,933	$4,933	$(4,934)	$2,932

Year ended December 31, 2018
Contract liabilities:
Deferred revenue	$2,932	$5,564	$(5,397)	$3,099

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for software maintenance contracts with a duration greater than one year was $0.1 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets primarily relate to: i) research and development tax credit carryforwards related to excess stock compensation benefits, that are now recorded as tax assets as a result of the adoption of ASU 2016-09, that was effective on January 1, 2017; and ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2018, we had a total of $5.2 million of deferred tax assets for which we had recorded no valuation allowance.

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

We implemented new internal controls for the implementation and modified and augmented our existing internal controls that enabled the preparation of financial information on adoption. The most significant impacts of adopting the new standard related to the following:

i)	DSL royalty contracts. Under our legacy revenue recognition policy, we recognized DSL royalty revenue in the period in which we received royalty reports, which was typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we recognize DSL royalty revenue in the quarter in which sales of royalty-bearing products occur. Therefore, we make estimates of royalties earned in the current period and record royalty revenue based on those estimates. This change resulted in a decrease in revenue of $17,000 for fiscal year 2017.

ii)	Minimum license/royalty payment contract. One of our revenue contracts required the customer to make a fixed payment for professional services as well as minimum license/royalty payments for software to be distributed to end-users. Under legacy GAAP, we recognized the professional services fee over the period that the services were performed and revenue for the minimum license/royalty payments when those minimum payments became due. Under the new standard we recognized the estimated amount of total consideration, including the professional services fee and our estimate of variable consideration related to the minimum license/royalty payments, in the contract that we expect to be entitled to and recognized revenue in the period(s) that the related licenses and services were transferred to the customer. This change resulted in a decrease in revenue of $800,000 for fiscal year 2017, and an increase in unbilled receivables of $1.4 million in fiscal year 2017.

iii)	Sales commissions and other third-party acquisition costs. Under legacy GAAP, sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers were expensed as incurred. ASC 340 requires these costs to be recognized as an asset when incurred and expensed over a period consistent with the period of transfer to the customer of goods or services to which the asset relates. We adopted the practical expedient that if the amortization period of the asset that we otherwise would have recognized is one year or less, we expense the sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers when incurred. The adoption of the new standard resulted in a decrease in expense of approximately $114,000 for fiscal year 2017. For fiscal year 2017, the decrease in expense primarily relates to lower sales commissions due to lower revenue on our minimum license/royalty payment contract as noted above

Revenue recognition related to our other arrangements for software licenses, software maintenance, and services will remain substantially unchanged.

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

For fiscal year 2017, adoption of the standard resulted in an aggregate decrease in revenue of $0.8 million, a decrease in costs and expenses of $0.1 million, a decrease in the provision for income taxes of $0.4 million, and an increase in stockholders’ equity of $0.9 million primarily due to the changes noted above. In addition, adoption of the standard resulted in an increase in unbilled receivables of $1.4 million as of December 31, 2017 driven by unbilled receivables from recognition of revenue from the estimate of variable consideration related to the minimum license/royalty payments in one of our contracts; a decrease in deferred tax assets of $0.3 million as of December 31, 2017 driven primarily by a difference in timing of revenue recognition and expenses for book and tax purposes; and an increase in accrued expenses of $0.2 million as of December 31, 2017 driven by sales commissions related to recognition of revenue from the estimate of variable consideration related to the minimum license/royalty payments in one of our contracts. Also, the 2017 opening stockholders’ equity balance increased by $1.2 million related to the effect of adoption of the standard from prior periods.

See Impacts of Topic 606 Adoption to Reported Results below for the impact of the adoption of the new standard on our consolidated financial statements.

Impacts of Topic 606 Adoption to Reported Results

Adoption of the new revenue standard impacted our reported results as follows:

		Year Ended
(In thousands, except per share data)		December 31, 2017

	As Reported	Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$16,282	$(817)	$15,465
Costs and expenses	16,054	(114)	15,940
Provision for income taxes	965	(422)	543
Net income	1,282	(281)	1,001
Net income per share - basic	0.06	(0.01)	0.05
Net income per share - diluted	0.06	(0.01)	0.05

(In thousands)		December 31, 2017

	As Reported	Adjustment	As Adjusted
Consolidated Balance Sheets:
Accounts and unbilled receivables, net	$2,401	$1,417	$3,818
Prepaid expenses and other current assets	203	13	216
Deferred tax assets	5,402	(331)	5,071
Accrued expenses	1,184	217	1,401
Stockholders' equity	59,652	882	60,534

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

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of December 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at December 31, 2018 consisted of one element:

Cash and cash equivalents. As of December 31, 2018, our cash and cash equivalents of $51.6 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

We do not use derivative financial instruments for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aware, Inc. and its subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated February 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue effective January 1, 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Boston, Massachusetts

February 19, 2019

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$51,612	$51,608

Accounts receivable (less allowance for doubtful accounts of $20 at December 31, 2018 and 2017)	2,010	2,389
Unbilled receivables	3,279	1,429
Prepaid expenses and other current assets	284	216
Total current assets	57,185	55,642

Property and equipment, net	4,085	4,304
Deferred tax assets	5,171	5,071
Other assets	-	18
Total assets	$66,441	$65,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126	$166
Accrued expenses	1,319	1,401
Accrued income taxes	-	2
Deferred revenue	3,024	2,805
Total current liabilities	4,469	4,374

Long-term deferred revenue	75	127

Commitments and contingent liabilities (Note 8)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2018 and 2017; issued and outstanding 21,515,872 as of December 31, 2018 and 21,493,440 as of December 31, 2017	215	215
Additional paid-in capital	96,376	96,246
Accumulated deficit	(34,694)	(35,927)
Total stockholders’ equity	61,897	60,534
Total liabilities and stockholders’ equity	$66,441	$65,035

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31,
	2018	2017
Revenue:
Software licenses	$8,038	$9,139
Software maintenance	5,397	4,923
Services	2,696	1,259
Royalties	-	144
Total revenue	16,131	15,465

Costs and expenses:
Cost of software licenses	20	274
Cost of services	1,220	601
Research and development	7,105	7,769
Selling and marketing	4,178	3,907
General and administrative	3,296	3,389
Total costs and expenses	15,819	15,940

Patent related income	69	1,582

Operating income	381	1,107
Other income	-	36
Interest income	844	401
Income before provision (benefit) for income taxes	1,225	1,544
Provision (benefit) for income taxes	(8)	543
Net income	$1,233	$1,001

Net income per share – basic	$0.06	$0.05
Net income per share – diluted	$0.06	$0.05

Weighted-average shares - basic	21,544	21,814
Weighted-average shares - diluted	21,605	21,877

Comprehensive income:
Net income	$1,233	$1,001
Other comprehensive income (net of tax):
Unrealized gain on available for sale securities	-	19
Comprehensive income	$1,233	$1,020

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,233	$1,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443	519
Stock-based compensation	580	663
Amortization of discount on investments	-	(4)
Gain on sale of investments	-	(36)
Deferred tax expense on other comprehensive income	-	(10)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	379	602
Unbilled receivables	(1,850)	830
Prepaid expenses and other current assets	(68)	74
Deferred tax assets	(100)	13
Accounts payable	(40)	31
Accrued expenses	(82)	(15)
Accrued income taxes	(2)	2
Deferred revenue	167	(1)
Net cash provided by operating activities	660	3,669

Cash flows from investing activities:
Purchases of property and equipment	(206)	(82)
Sales of investments	-	1,019
Net cash provided by (used in) investing activities	(206)	937

Cash flows from financing activities:
Proceeds from issuance of common stock	50	61
Proceeds from exercise of stock options	-	13
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(107)	(186)
Repurchase of common stock	(393)	(4,799)
Net cash used in financing activities	(450)	(4,911)

Increase/(decrease) in cash and cash equivalents	4	(305)
Cash and cash equivalents, beginning of year	51,608	51,913

Cash and cash equivalents, end of year	$51,612	$51,608

Supplemental disclosure:
Cash paid for income taxes	$96	$488

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balance at December 31, 2016	22,371	$224	$100,485	$(19)	$(41,686)	$59,004

Cumulative effect on adoption of ASC 2016-09 (see Note 2)					4,758	4,758
Exercise of common stock options	4	-	13			13
Issuance of unrestricted stock	143	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(33)	-	(186)			(186)
Issuance of common stock under employee stock purchase plan	13	-	61			61
Stock-based compensation expense			663			663
Repurchase of common stock	(1,005)	(10)	(4,789)			(4,799)
Accumulated other comprehensive loss:
Unrealized gain on securities				28		28
Deferred tax expense on unrealized gain				(9)		(9)
Net income					1,001	1,001

Balance at December 31, 2017	21,493	215	96,246	-	(35,927)	60,534

Issuance of unrestricted stock	136	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(25)	-	(107)			(107)
Issuance of common stock under employee stock purchase plan	14	-	50			50
Stock-based compensation expense			580			580
Repurchase of common stock	(102)	(1)	(392)			(393)
Net income					1,233	1,233

Balance at December 31, 2018	21,516	$215	$96,376	$-	$(34,694)	$61,897

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

Cash and cash equivalents, which primarily include money market mutual funds, were $51.6 million at December 31, 2018 and December 31, 2017. We classified our cash equivalents of $47.9 million and $50.0 million as of December 31, 2018 and 2017, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

As of December 31, 2018, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$47,939
Total	$47,939	$-	$-

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$49,986	-	-
Total	$49,986	$-	$-

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

Investments - We categorized all investment securities as available-for-sale, since we may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in a separate component of stockholders’ equity called Accumulated Comprehensive Income.

Realized gains on investments were $36,000 in the year ended December 31, 2017. There were no unrealized gains or losses on investments for the years ended December 31, 2018 and 2017.

Allowance for Doubtful Accounts – Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts.

For the years ended December 31, 2018 and 2017, changes to and ending balances of the allowance for doubtful accounts were as follows (in thousands):

	Years ended December 31,
	2018	2017
Allowance for doubtful accounts balance - beginning of year	$20	$20
Additions to the allowance for doubtful accounts	-	19
Deductions against the allowance for doubtful accounts	-	(19)
Allowance for doubtful accounts balance - end of year	$20	$20

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

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If an impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time. We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2018 and 2017.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2018, none of our contracts contained a significant financing component.

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

Refer to Note 8 – Business Segments and Major Customers for further information on the disaggregation of revenue, including revenue by geography and category.

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents changes in our contract assets and liabilities during the years ended December 31, 2017 and 2018 (in thousands):

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Revenue
	Balance at	Recognized
	Beginning of	In Advance of		Balance at End of
	Period	Billings	Billings	Period
Year ended December 31, 2017
Contract assets:
Unbilled receivables	$2,259	$198	$(1,028)	$1,429

Year ended December 31, 2018
Contract assets:
Unbilled receivables	$1,429	$3,278	$(1,428)	$3,279

	Balance at
	Beginning of		Revenue	Balance at End of
	Period	Billings	Recognized	Period
Year ended December 31, 2017
Contract liabilities:
Deferred revenue	$2,933	$4,933	$(4,934)	$2,932

Year ended December 31, 2018
Contract liabilities:
Deferred revenue	$2,932	$5,564	$(5,397)	$3,099

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations with a duration greater than one year, comprised of software maintenance contracts, was $0.1 million.

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

We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact our tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statements of income and comprehensive income.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Software Costs – We capitalize certain internally developed software development costs after technological feasibility of the product has been established. No software costs were capitalized during the years ended December 31, 2018 and 2017, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2018 and 2017, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $51.4 for both years.

Concentration of credit risk with respect to net accounts receivable and unbilled receivables consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable and unbilled receivables at December 31:

	2018	2017
Customer A	46%	-%
Customer B	19%	43%

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

Advertising Costs – Advertising costs are expensed as incurred and were not material for 2018 and 2017.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We implemented new internal controls for the implementation and modified and augmented our existing internal controls that enabled the preparation of financial information on adoption. The most significant impacts of adopting the new standard related to the following:

i)	DSL royalty contracts. Under our legacy revenue recognition policy, we recognized DSL royalty revenue in the period in which we received royalty reports, which was typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we recognize DSL royalty revenue in the quarter in which sales of royalty-bearing products occur. Therefore, we make estimates of royalties earned in the current period and record royalty revenue based on those estimates. This change resulted in a decrease in revenue of $17,000 for fiscal year 2017.

ii)	Minimum license/royalty payment contract. One of our revenue contracts required the customer to make a fixed payment for professional services as well as minimum license/royalty payments for software to be distributed to end-users. Under legacy GAAP, we recognized the professional services fee over the period that the services were performed and revenue for the minimum license/royalty payments when those minimum payments became due. Under the new standard we recognized the estimated amount of total consideration, including the professional services fee and our estimate of variable consideration related to the minimum license/royalty payments, in the contract that we expect to be entitled to and recognized revenue in the period(s) that the related licenses and services were transferred to the customer. This change resulted in a decrease in revenue of $800,000 for fiscal year 2017, and an increase in unbilled receivables of $1.4 million in fiscal year 2017.

iii)	Sales commissions and other third-party acquisition costs. Under legacy GAAP, sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers were expensed as incurred. ASC 340 requires these costs to be recognized as an asset when incurred and expensed over a period consistent with the period of transfer to the customer of goods or services to which the asset relates. We adopted the practical expedient that if the amortization period of the asset that we otherwise would have recognized is one year or less, we expense the sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers when incurred. The adoption of the new standard resulted in a decrease in expense of approximately $114,000 for fiscal year 2017. For fiscal year 2017, the decrease in expense primarily relates to lower sales commissions due to lower revenue on our minimum license/royalty payment contract as noted above.

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fiscal years 2017, adoption of the standard resulted in an aggregate decrease in revenue of $0.8 million, a decrease in costs and expenses of $0.1 million, a decrease in the provision for income taxes of $0.4 million, and an increase in opening stockholders’ equity of $0.9 million primarily due to the changes noted above. In addition, adoption of the standard resulted in an increase in unbilled receivables of $1.4 million as of December 31, 2017 driven by unbilled receivables from recognition of revenue from the estimate of variable consideration related to the minimum license/royalty payments in one of our contracts; a decrease in deferred tax assets of $0.3 million as of December 31, 2017 driven primarily by a difference in timing of revenue recognition and expenses for book and tax purposes; and an increase in accrued expenses of $0.2 million as of December 31, 2017 driven by sales commissions related to recognition of revenue from the estimate of variable consideration related to the minimum license/royalty payments in one of our contracts. Also, the 2017 opening stockholders’ equity balance increased by $1.2 million related to the effect of adoption of the standard from prior periods.

See Impacts of Topic 606 Adoption to Reported Results below for the impact of the adoption of the new standard on our consolidated financial statements.

Impacts of Topic 606 Adoption to Reported Results

Adoption of the new revenue standard impacted our reported results as follows:

			Year Ended
(In thousands, except per share data)			December 31, 2017

	As Reported	Adjustment	As Adjusted
Consolidated Statements of Income:
Revenue	$16,282	$(817)	$15,465
Costs and expenses	16,054	(114)	15,940
Provision for income taxes	965	(422)	543
Net income	1,282	(281)	1,001
Net income per share - basic	0.06	(0.01)	0.05
Net income per share - diluted	0.06	(0.01)	0.05

(In thousands)			December 31, 2017

	As Reported	Adjustment	As Adjusted
Consolidated Balance Sheets:
Accounts and unbilled receivables, net	$2,401	$1,417	$3,818
Prepaid expenses and other current assets	203	13	216
Deferred tax assets	5,402	(331)	5,071
Accrued expenses	1,184	217	1,401
Stockholders' equity	59,652	882	60,534

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

With the exception of the standards discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of December 31, 2018.

Segments – We organize ourselves into a single segment reporting to the chief operating decision maker. We have sales outside of the United States, which are described in Note 8. All long-lived assets are maintained in the United States.

3.	PATENT RELATED INCOME

The composition of patent related income in 2018 and 2017 was as follows:

Years ended December 31, 2018 and 2017. We had $0.1 million and $1.6 million of income from a patent arrangement in 2018 and 2017, respectively. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. Such third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. The party reported and we recorded $0.1 million and $1.6 million of income from this arrangement in the years ended December 31, 2018 and 2017, respectively.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2018	2017
Land	$1,056	$1,056
Building and improvements	9,060	9,060
Computer equipment	795	638
Purchased software	81	83
Furniture and fixtures	778	778
Office equipment	138	138
Total	11,908	11,753
Less accumulated depreciation and amortization	(7,823)	(7,449)
Property and equipment, net	$4,085	$4,304

Depreciation expense was $0.4 million for the years ended December 31, 2018 and 2017. In 2018 and 2017, we identified $0.1 million of assets no longer in use and retired the assets and related accumulated depreciation.

5.	INCOME TAXES

We recorded a benefit from income taxes of $8,000 in the year ended December 31, 2018. We made provisions for income taxes in the year ended December 31, 2017 of $0.5 million. The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2018	2017
Current:
Federal	54	470
State	38	70
	92	540
Deferred:
Federal	(22)	71
State	(78)	(68)
	(100)	3

Provision for (benefit from) income taxes	$(8)	$543

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2018	2017
Federal statutory rate	21%	34%
Enactment of the Tax Cuts and Jobs Act	-	14
State rate, net of federal benefit	6	4
Tax credits	(26)	(15)
Permanent adjustments	1	-
FDII deduction	(4)	-
Other	1	(2)
Effective tax rate	(1)%	35%

Total income tax benefit for the year ended December 31, 2018 was $8,000. Income tax benefit for 2018 was based on: i) the U.S. statutory rate of 21%, ii) increased by state income taxes and permanent adjustments; and iii) reduced by Foreign-Derived Intangible Income (“FDII”) deduction and research tax credits.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense for the year ended December 31, 2017 was $0.5 million. Income tax expense for 2017 was based on: i) the U.S. statutory rate of 34%, ii) increased by the impact of the federal rate change on deferred tax assets due to enactment of the Tax Cuts and Jobs Act, iii) increased by state income taxes; and iv) reduced by research tax credits.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the then-current rate of 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. For the year ended December 31, 2017, this revaluation resulted in a provision of $0.4 million to income tax expense and a corresponding reduction in the deferred tax assets.

As of December 31, 2018 and 2017, we had deferred tax assets for which we had recorded no valuation allowance. The principal components of deferred tax assets were as follows at December 31 (in thousands):

	2018	2017
Depreciation	$327	$330
Stock compensation	87	103
Federal research and development credits	4,689	4,602
Other	68	36
Total	5,171	5,071
Less valuation allowance	(-)	(-)
Deferred tax assets, net	$5,171	$5,071

As of December 31, 2018, we had a total of $5.2 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, a valuation allowance will be required.

A rollforward of the uncertain tax position related to our research and development tax credits is as follows (in thousands):

Uncertain tax positions at December 31, 2016	1,032
Decrease due to positions taken in prior periods	(34)
Uncertain tax positions at December 31, 2017	998
Decrease due to positions taken in prior periods	-
Uncertain tax positions at December 31, 2018	$998

Uncertain tax positions of $0.8 million will impact our tax rate if realized. The difference between this amount and the total uncertain tax positions in the table above is the federal tax effect on state tax credits.

We adopted ASU 2016-09 in 2017 which was applied using a modified retrospective approach. Upon adoption, we recorded a deferred tax asset of $4.8 million with an offsetting adjustment to retained earnings related to excess stock compensation deductions that were not previously recorded as tax assets.

The tax years from 2015 through 2018 are subject to examination by the IRS and the tax years 2002 through 2018 are subject to examination by state tax authorities. In the second quarter of 2017, the Internal Revenue Service commenced an examination of our tax return for the year ended December 31, 2015. In February 2018, the IRS notified us that it had completed its examination and that it had no changes to our reported tax.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	EQUITY AND STOCK COMPENSATION PLANS

Fixed Stock Option Plan – We have one active fixed stock option plan which is our 2001 Nonqualified Stock Plan (“2001 Plan”). We are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock under this plan. As of December 31, 2018, there were 4,700,269 shares available for grant under the 2001 Plan.

Options are granted at exercise prices as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Options generally vest over three to five years.

The following table presents stock-based employee compensation expenses included in our consolidated statements of income and comprehensive income (in thousands):

	Years ended December 31,
	2018	2017
Cost of services	$25	$9
Research and development	101	119
Selling and marketing	13	15
General and administrative	441	520
Stock-based compensation expense	$580	$663

Stock-based compensation expense in the preceding table includes expenses associated with grants of: i) stock options; and ii) unrestricted shares of our common stock. The methods used to determine stock-based compensation expense for each type of equity grant are described in the following paragraphs.

Stock Option Grants. We did not grant any stock options in the years ended December 31, 2018 and 2017. When we grant stock options we estimate the fair value of those stock options using the Black-Scholes valuation model. The Black-Scholes valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We do not estimate our forfeiture rates as the actual forfeiture rate is known at the end of each reporting period due to the timing of our stock option vesting.

Unrestricted Stock Grants. Our 2001 Plan permits us to grant shares of unrestricted stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date. We granted 138,000, and 134,000 shares of unrestricted stock during the years ended December 31, 2018, and 2017, respectively.

The accounting treatment of unrestricted stock awards in 2018 and 2017 is described below:

Year ended December 31, 2018. In March 2018, we granted 138,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2018 and December 31, 2018. We expensed $580,000 of stock-based compensation expense related to this grant in the year ended December 31, 2018. There was no unamortized stock-based compensation charge associated with this stock grant as of December 31, 2018.

We issued shares of common stock related to the March 2018 grant as follows: i) 57,592 net shares of common stock were issued in early July 2018 after employees surrendered 11,408 shares for which we paid $51,000 of withholding taxes on their behalf; and ii) 55,278 net shares of common stock were issued in early January 2019 after employees surrendered 13,722 shares for which we paid $50,000 of withholding taxes on their behalf.

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

A summary of stock option transactions for our fixed stock option plan for the years ended December 31, 2018, and 2017 are presented below:

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	28,000	$2.97	86,202	$4.37
Granted	-	-	-	-
Exercised	-	-	(4,168)	3.09
Forfeited or cancelled	(10,000)	3.77	(54,034)	5.20
Outstanding at end of year	18,000	$2.52	28,000	$2.97

Exercisable at year end	18,000	$2.52	28,000	$2.97

Total options outstanding at December 31, 2018 were 18,000. All of those options were vested and had a weighted average exercise price of $2.52.

No stock options were granted in the years ended December 31, 2018, and 2017. No options were exercised in the year ended December 31, 2018. For the year ended December 31, 2017, 4,168 options were exercised which generated proceeds of $13,000.

At December 31, 2018, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 0.4 years for each.

At December 31, 2018, the aggregate intrinsic value of options outstanding and options exercisable was $20,000. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes the stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$2 to $3	18,000	$2.52	.39	18,000	$2.52

At December 31, 2018, there was no unrecognized compensation expense related to non-vested stock options as there were no non-vested stock options.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period. There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of December 31, 2018 there were 52,722 shares available for future issuance under the ESPP Plan. We issued 13,667, and 13,514 common shares under the ESPP Plan in 2018, and 2017, respectively.

Share Purchases - On April 24, 2018, we announced that our Board of Directors had approved a program authorizing the Company to purchase up to $10 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. Shares are retired upon repurchase. The authorization to repurchase our stock expires on December 31, 2019. We repurchased 102,205 shares of common stock under this program for a total cost of $0.4 million during the year ended December 31, 2018.

Dividends – We did not pay dividends in the years ended December 31, 2018 and 2017.

7.	COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments – We own our principal office and research facility in Bedford, Massachusetts, which we have occupied since November 1997. We have no real estate lease commitments and no equipment lease commitments.

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2018	2017
United States	$7,439	$12,413
United Kingdom	4,004	417
Brazil	2,473	279
Rest of world	2,215	2,356
	$16,131	$15,465

Revenue by product group was (in thousands):

	Year ended December 31,
	2018	2017
Biometrics	$15,042	$11,953
Imaging	1,089	3,368
DSL royalties	-	144
	$16,131	$15,465

The portion of total revenue that was derived from major customers was as follows:

	Year ended December 31,
	2018	2017
Customer A	20%	-%
Customer B	13%	-%
Customer C	-%	17%

Revenue by timing of transfer of goods or services for the years ended December 31, 2018 and 2017 was (in thousands):

	Year ended December 31,
	2018	2017

Goods or services transferred at a point in time	$5,972	$9,283
Goods or services transferred over time	10,159	6,182
	$16,131	$15,465

9.	EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were approximately $238,000, and $223,000 in 2018 and 2017, respectively.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	NET INCOME PER SHARE

Net income per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2018	2017

Net income	$1,233	$1,001

Shares outstanding:
Weighted-average common shares outstanding	21,544	21,814
Additional dilutive common stock equivalents	61	63
Diluted shares outstanding	21,605	21,877

Net income per share – basic	$0.06	$0.05
Net income per share - diluted	$0.06	$0.05

11.	OFF-BALANCE SHEET ARRANGEMENTS

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

The following table is a summary of certain items in the consolidated statements of income and comprehensive income for each of our quarters in the two-year period ended December 31, 2018 (in thousands, except per share data).

	2018 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$2,911	$3,760	$5,401	$4,058
Operating income (loss)	(723)	(381)	1,142	343
Net income (loss)	(495)	(188)	1,277	639

Net income (loss) per share – basic	$(0.02)	$(0.01)	$0.06	$0.03
Net income (loss) per share – diluted	$(0.02)	$(0.01)	$0.06	$0.03

	2017 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$4,156	$2,542	$5,707	$3,060
Operating income (loss)	222	64	1,492	(671)
Net income (loss)	301	114	1,145	(559)

Net income (loss) per share – basic	$0.01	$0.01	$0.05	$(0.03)
Net income (loss) per share – diluted	$0.01	$0.01	$0.05	$(0.03)

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aware, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Aware Inc. and its subsidiary’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements), and our report dated February 19, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financing Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitation

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

/s/ RSM LLP

Boston, Massachusetts

February 19, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 22, 2019 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 22, 2019 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 22, 2019 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our May 22, 2019 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 22, 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a) Financial Statements and Exhibits:

(2) Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).
10.1*	1996 Employee Stock Purchase Plan, as amended and restated (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005 and incorporated herein by reference).
10.2*	Form of Indemnification Agreement for Directors and Officers of Aware, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 22, 2011 and incorporated herein by reference).
10.3*	2001 Nonqualified Stock Plan (filed as Exhibit 99(d)(4) to the Company’s Schedule TO filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference).
10.4*	Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors prior to May 21, 2008 (filed as Exhibit 10.6 to Company’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.5*	Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors from and after May 21, 2008 (filed as Exhibit 10.8 to Company’s Form 8-K on May 22, 2008 and incorporated herein by reference)
10.6*	Form of Unrestricted Stock Award for outside directors of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.1 to Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).
10.7*	Form of Unrestricted Stock Award for officers of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.2 to Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).
10.8	Asset Purchase Agreement by and between Aware, Inc. and Lantiq Broadband Holdco, Inc. and Lantiq Deutschland GmbH dated October 14, 2009 (filed as Exhibit 10.8 to Company’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).
10.9*	Form of Unrestricted Stock Award for executive officers and directors of Aware, Inc. under the 2001 Nonqualified Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2013 and incorporated herein by reference).
10.10*	Form of Change in Control Retention Agreement between Aware, Inc. and Kevin T. Russell (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2015 and incorporated herein by reference).

10.11*	Form of Change in Control Retention Agreement between Aware, Inc. and David J. Martin (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2017 and incorporated herein by reference).
10.12	Transaction between Aware, Inc. and Richard P. Moberg as described in Form 8-K as filed by Aware, Inc. with the Securities and Exchange Commission on March 9, 2017 and incorporated herein by reference.
10.13*	Aware, Inc. 2018 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 27, 2018 and incorporated herein by reference).
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and December 31, 2017; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and December 31, 2017; and (v) Notes to Consolidated Financial Statements.

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
David J. Martin

Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of February 2019.

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

