Form 10-Q
period 2019-03-31
AWARE INC /MA/
filed 2019-05-03
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended March 31, 2019

Commission file number 000-21129

AWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2911026
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

40 Middlesex Turnpike, Bedford, Massachusetts, 01730

(Address of Principal Executive Offices)

(Zip Code)

(781) 276-4000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	AWRE	The Nasdaq Global Market

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2019 was 21,551,445.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$50,414	$51,612
Accounts receivable, net	1,911	2,010
Unbilled receivables	3,918	3,279
Prepaid expenses and other current assets	508	284
Total current assets	56,751	57,185

Property and equipment, net	3,995	4,085
Deferred tax assets	5,180	5,171
Total assets	$65,926	$66,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$173	$126
Accrued expenses	1,225	1,319
Deferred revenue	2,451	3,024
Total current liabilities	3,849	4,469

Long-term deferred revenue	65	75

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,551,445 as of March, 31, 2019 and 21,515,872 as of December 31, 2018	216	215
Additional paid-in capital	96,262	96,376
Accumulated deficit	(34,466)	(34,694)
Total stockholders’ equity	62,012	61,897

Total liabilities and stockholders’ equity	$65,926	$66,441

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Software licenses	$1,537	$1,473
Software maintenance	1,355	1,294
Services	840	144
Total revenue	3,732	2,911

Costs and expenses:
Cost of services	518	50
Research and development	1,760	1,875
Selling and marketing	826	924
General and administrative	721	785
Total costs and expenses	3,825	3,634

Patent related income	49	-

Operating loss	(44)	(723)
Interest income	275	162
Income (loss) before provision for (benefit from) income taxes	231	(561)
Provision for (benefit from) income taxes	3	(66)
Net income (loss)	$228	$(495)

Net income (loss) per share – basic	$0.01	$(0.02)
Net income (loss) per share – diluted	$0.01	$(0.02)

Weighted-average shares – basic	21,565	21,547
Weighted-average shares - diluted	21,582	21,573

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$228	$(495)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	110	122
Stock-based compensation	14	24
Changes in assets and liabilities:
Accounts receivable	99	124
Unbilled receivables	(639)	196
Prepaid expenses and other current assets	(224)	(108)
Deferred tax assets	(9)	(92)
Accounts payable	47	68
Accrued expenses	(105)	(120)
Accrued income taxes	11	14
Deferred revenue	(583)	(536)
Net cash used in operating activities	(1,051)	(803)

Cash flows from investing activities:
Purchases of property and equipment	(20)	(96)
Net cash used in investing activities	(20)	(96)

Cash flows from financing activities:
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(49)	(61)
Repurchase of common stock	(78)	-
Net cash used in financing activities	(127)	(61)

Decrease in cash and cash equivalents	(1,198)	(960)
Cash and cash equivalents, beginning of period	51,612	51,608

Cash and cash equivalents, end of period	$50,414	$50,648

Supplemental disclosure:
Cash paid for income taxes	$-	$8

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three-Month Period Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2018	21,516	$215	$96,376	($34,694)	$61,897

Issuance of unrestricted stock	69	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(14)	-	(49)	-	(49)
Stock-based compensation expense	-	-	14	-	14
Repurchase of common stock	(20)	-	(78)	-	(78)
Net income	-	-	-	228	228

Balance at March 31, 2019	21,551	$216	$96,262	$(34,466)	$62,012

	Three-Month Period Ended March 31, 2018
	Common Stock		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2017	21,493	215	96,246	(35,927)	60,534

Issuance of unrestricted stock	67	-	-	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(13)	-	(61)	-	(61)
Stock-based compensation expense	-	-	24	-	24
Net income	-	-	-	(496)	(496)

Balance at March 31, 2018	21,547	$215	$96,209	$(36,423)	$60,001

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A)	Nature of Business. We are a leading provider of software and services to the biometrics industry. Our software products are used in government and commercial biometrics systems, which are capable of determining or verifying an individual’s identity. We also offer engineering services related to software customization, integration, and installation, as well as complete systems development. We sell our biometrics software products and services globally through systems integrators, OEMs, and directly to end user customers. We also derive a portion of our revenue from the sale of imaging software.

B)	Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2018 in conjunction with our 2018 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2019, and of operations and cash flows for the interim periods ended March 31, 2019 and 2018.

The results of operations for the interim period ended March 31, 2019 are not necessarily indicative of the results to be expected for the year.

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

The core principle of the standard is that we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve that core principle, we apply the following five step model:

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

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of March 31, 2019 and 2018, none of our contracts contained a significant financing component.

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

We categorize revenue as software licenses, software maintenance, or services. In addition to the general revenue recognition policies described above, specific revenue recognition policies apply to each category of revenue.

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

Arrangements with multiple performance obligations

In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations. The various combinations of multiple performance obligations and our revenue recognition for each are described as follows:

•	Software licenses and software maintenance. When software licenses and software maintenance contracts are sold together, the software licenses and software maintenance are generally considered distinct performance obligations. The transaction price is allocated to the software licenses and the software maintenance based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the software maintenance is recognized over time on a straight-line basis over the contract period.

•	Software licenses and services. When software licenses and significant customization engineering services are sold together, they are accounted for as a combined performance obligation, as the software licenses are generally highly dependent on, and interrelated with, the associated services and therefore are not distinct performance obligations. Revenue for the combined performance obligation is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). When software licenses and standard implementation or consulting-type services are sold together, they are generally considered distinct performance obligations as the software licenses are not dependent on or interrelated with the associated services. The transaction price in these arrangements is allocated to the software licenses and services based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). In arrangements with both software licenses and services, the software license portion of the arrangement is classified as software license revenue and the services portion is classified as services revenue in our consolidated statements of operations.

•	Software licenses, software maintenance and services. When we sell software licenses, software maintenance and software services together, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). Revenue for the software maintenance is recognized over time on a straight-line basis over the contract period. However, if the software services are significant customization engineering services, they are accounted for with the software licenses as a combined performance obligation, as stated above. Revenue for the combined performance obligation is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted).

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

The following table presents changes in our contract assets and liabilities during the three months ended March 31, 2018 and 2019 (in thousands):

		Revenue
	Balance at	Recognized
	Beginning of	In Advance of		Balance at End of
	Period	Billings	Billings	Period
Three months ended March 31, 2018
Contract assets:
Unbilled receivables	$1,429	$33	$(229)	$1,233

Three months ended March 31, 2019
Contract assets:
Unbilled receivables	$3,279	$1,059	$(420)	$3,918

	Balance at
	Beginning of		Revenue	Balance at End of
	Period	Billings	Recognized	Period
Three months ended March 31, 2018
Contract liabilities:
Deferred revenue	$2,932	$758	$(1,294)	$2,396

Three months ended March 31, 2019
Contract liabilities:
Deferred revenue	$3,099	$772	$(1,355)	$2,516

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2019 and 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for software maintenance contracts with a duration greater than one year was $0.1 million.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $50.4 million and $51.6 million as of March 31, 2019 and December 31, 2018, respectively. We classified our cash equivalents of $48.1 million and $47.9 million as of March 31, 2019 and December 31, 2018 within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

As of March 31, 2019, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at March 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$48,136
Total	$48,136	$-	$-

As of December 31, 2018, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$47,939
Total	$47,939	$-	$-

E)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018

Net income (loss)	$228	$(495)

Shares outstanding:
Weighted-average common shares outstanding	21,565	21,547
Additional dilutive common stock equivalents	17	26
Diluted shares outstanding	21,582	21,573

Net income (loss) per share – basic	$0.01	$(0.02)
Net income (loss) per share - diluted	$0.01	$(0.02)

F)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2019	2018

Cost of services	$1	$-
Research and development	3	5
Selling and marketing	-	1
General and administrative	10	18
Stock-based compensation expense	$14	$24

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

We granted shares of unrestricted stock in 2019 and 2018 that affected financial results for the three month periods ended March 31, 2019 and 2018. These grants are described below.

2019 Grant. On March 25, 2019, we granted 143,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2019 and December 31, 2019, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $547,000, of which $14,000 was charged to expense in the three months ended March 31, 2019 and we anticipate the remaining $533,000 will be charged to expense ratably over the remaining three quarters of 2019.

2018 Grant. In March 2018, we granted 138,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2018 and December 31, 2018. We expensed the entire $580,000 stock-based compensation expense related to this grant in 2018. We issued shares of common stock related to this grant as follows: i) 57,592 net shares of common stock were issued in early July 2018 after employees surrendered 11,408 shares for which we paid $51,000 of withholding taxes on their behalf; and ii) 55,278 net shares of common stock were issued in early January 2019 after employees surrendered 13,722 shares for which we paid $49,000 of withholding taxes on their behalf.

G)	Business Segments. We organize ourselves into a single segment that reports to the chief operating decision maker.

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018

United States	$1,723	$2,069
United Kingdom	880	134
Rest of World	1,129	708
	$3,732	$2,911

Revenue by product group for the three months ended March 31, 2019 and 2018 was (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Biometrics	$3,472	$2,485
Imaging	260	426
	$3,732	$2,911

Revenue by timing of transfer of goods or services for the three months ended March 31, 2019 and 2018 was (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Goods or services transferred at a point in time	$1,172	$1,474
Goods or services transferred over time	2,560	1,437
	$3,732	$2,911

H)	Recent Accounting Pronouncements Not Yet Adopted.

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

With the exception of the standard discussed above, there have been no other recently issued accounting pronouncements that are of significance or potential significance to us that we have not adopted as of March 31, 2019.

I)	Income Taxes. Income tax expense was $3,000 for the three months ended March 31, 2019. Income tax benefit was $66,000 for the three months ended March 31, 2018. Income tax expense for the three month period ended March 31, 2019 and income tax benefit for the three month period ended March 31, 2018 were based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of March 31, 2019, we had a total of $5.2 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

J)	Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three months ended March 31, 2019, the third party reported and we recorded $49,000 of income from this arrangement. In the three months ended March 31, 2018, there was no income from this arrangement.

ITEM 2:

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information. However, we may not be able to predict future events accurately. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business.

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

Revenue and operating loss for the three months ended March 31, 2019 were $3.7 million and $44,000, respectively. These results compared to revenue of $2.9 million and operating loss of $0.7 million in the three months ended March 31, 2018. Higher revenue and operating income in the current three month period were primarily due to: i) higher services revenue, ii) higher biometrics software license sales, and iii) income from a patent arrangement. This was partially offset by: i) lower imaging software license sales; and ii) higher total costs and expenses.

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

Software license revenue increased 4% from $1.47 million in the three months ended March 31, 2018 to $1.54 million in the same three month period in 2019. As a percentage of total revenue, software license revenue decreased from 51% in the first quarter of 2018 to 41% in the current year quarter. The $63,000 increase in software license revenue was primarily due to a $264,000 increase in biometrics software license sales, which was partially offset by a $201,000 decrease in imaging software license sales. The reasons for the changes in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $1.34 million in the first quarter of 2019 versus $1.08 million in the same quarter last year. The dollar increase was primarily due to revenue from the software license agreement we entered into with a systems integrator in the second quarter of 2018. We recognized $246,000 of software license revenue from this agreement in the first quarter of 2019. We also provide engineering services to this systems integrator pursuant to this arrangement. We expect our development effort on this project to continue for approximately the next two to three quarters.

ii)	Imaging software licenses – Imaging software license sales were $0.2 million in the first quarter of 2019 versus $0.4 million in the same quarter last year. The dollar decrease was due to lower license sales in the first three months of 2019 versus the same month period in 2018.

As described in the strategy section of our Form 10-K for the year ended December 31, 2018, our market strategy is to continue to focus on our legacy government biometrics markets and expand into new commercial biometrics markets. We are unable to predict future revenue from commercial markets as these are emerging markets.

Software maintenance. Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 5% from $1.3 million in the three months ended March 31, 2018 to $1.4 million in the same three month period in 2019. As a percentage of total revenue, software maintenance revenue decreased from 44% in the first quarter of 2018 to 36% in the current year quarter. The dollar increase in software maintenance revenue was primarily due to higher retention of maintenance renewals during the quarter.

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

Services increased from $0.1 million in the three months ended March 31, 2018 to $0.8 million in the same three month period in 2019. As a percentage of total revenue, services increased from 5% in the first quarter of 2018 to 23% in the current year quarter.

For the three month period ended March 31, 2019, the dollar increase in services revenue was primarily due to higher services revenue related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project, and to a lesser extent higher service revenue from our other service customers. We expect our development effort on this large project to continue for approximately the next two to three quarters.

Services backlog was $0.6 million as of March 31, 2019.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased from $50,000 in the three months ended March 31, 2018 to $518,000 in the same three month period in 2019. Cost of services as a percentage of services increased from 35% in the first quarter of 2018 to 62% in the current year quarter, which means that gross margins decreased from 65% to 38%. The dollar increase in cost of services was primarily due to higher service revenue in the first quarter of 2019.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended March 31,
	2019	2018

Research and development expense	$1,760	$1,875
Cost of services	518	50
Total engineering costs	$2,278	$1,925

Research and development expense decreased 6% from $1.9 million in the three months ended March 31, 2018 to $1.8 million in 2018. As a percentage of total revenue, research and development expense decreased from 64% in 2018 to 47% in 2019. The decrease in research and development expense was primarily due to the reallocation of engineers from internal development projects to customer services projects.

As the table immediately above indicates, total engineering costs in the first quarter of 2019 increased by $353,000 compared to the same period last year. The spending increase was primarily due to higher spending on third-party development costs and higher employee costs. Higher spending on third-party development costs was due to a third-party vendor that was engaged to assist in our software development. Our engineering headcount increased by one from the first quarter of 2018.

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

Sales and marketing expense decreased 11% from $924,000 in the three months ended March 31, 2018 to $826,000 in the same three month period of 2019. As a percentage of total revenue, sales and marketing expense decreased from 32% in the first three months of 2018 to 22% in the corresponding period in 2019. The dollar decrease in sales and marketing expense was primarily due to: i) lower employee costs due to lower headcount, ii) lower travel costs; and iii) lower advertising and tradeshows costs, which was partially offset by higher sales commissions.

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

General and administrative expense decreased 8% from $785,000 in the three months ended March 31, 2018 to $721,000 in the same three month period in 2019. As a percentage of total revenue, general and administrative expense decreased from 27% in the first three months of 2018 to 19% in the corresponding period in 2019. The decrease in general and administrative expense was primarily due to i) lower bonus expense; and ii) lower professional fees.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the first quarter of 2019, the third party reported and we recorded $49,000 of income from this arrangement. There was no such income in the three month period ended March 31, 2018. We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Interest income. Interest income increased 70% from $162,000 in the three months ended March 31, 2018 to $275,000 in the same three month period in 2019. For the three month period, the dollar increase in interest income was primarily due to higher interest rates within our money market accounts.

Income taxes. Income tax expense was $3,000 for the three months ended March 31, 2019. Income tax benefit was $66,000 for the three months ended March 31, 2018. Income tax expense for the three month period ended March 31, 2019 and income tax benefit for the three month period ended March 31, 2018 were based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of March 31, 2019, we had a total of $5.2 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

Liquidity and Capital Resources

At March 31, 2019, we had cash and cash equivalents of $50.4 million, which represented a decrease of $1.2 million from December 31, 2018. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $1.1 million in the first three months of 2019. Cash used in operations was primarily the result of $1.4 million of changes in assets and liabilities. Cash used from these sources was partially offset by $0.2 million of net income and the add back of $0.1 million of non-cash items primarily for depreciation, amortization, and stock-based compensation.

Cash used in investing activities was $20,000 in the first three months of 2019. This cash usage consisted of purchases of property and equipment.

Cash used in financing activities was $127,000 in the first three months of 2019. Financing activity cash usage was the result of $78,000 used to buy back stock under our stock repurchase program and $49,000 used to pay income taxes for employees who surrendered shares in connection with stock grants.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Recently Adopted Accounting Pronouncements

None.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at March 31, 2019 consisted of one element:

Cash and cash equivalents. As of March 31, 2019, our cash and cash equivalents of $50.4 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:

Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 1A:

Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in that Form 10-K has occurred.

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

January 2019	-	-	-	-
February 2019	7,670	$3.86	7,670	-
March 2019	12,035	$4.02	12,035	$9,530,417

(1) On April 24, 2018, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2019. During the three months ended March 31, 2019, we purchased 19,705 shares under this plan at an aggregate purchase price of $77,962.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 10.1*	Aware, Inc. 2019 Executive Bonus Plan (filed as Exhibit 10.1 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2019 and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income (Loss) for the Three Months Ended March 31, 2019 and March 31, 2018, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and March 31, 2018, (iv) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2019 and March 31, 2018, and (v) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: May 3, 2019	By:	/s/ Kevin T. Russell
Kevin T. Russell
Chief Executive Officer & President General Counsel

Date: May 3, 2019	By:	/s/ David J. Martin
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)

