Form 10-Q
period 2019-06-30
AWARE INC /MA/
filed 2019-08-02
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended June 30, 2019

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

Large Accelerated Filer☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
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

The number of shares outstanding of the registrant’s common stock as of July 29, 2019 was 21,572,748.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$48,959	$51,612
Accounts receivable, net	2,936	2,010
Unbilled receivables	3,659	3,279
Prepaid expenses and other current assets	234	284
Total current assets	55,788	57,185

Property and equipment, net	3,933	4,085
Deferred tax assets	5,334	5,171
Total assets	$65,055	$66,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$167	$126
Accrued expenses	1,353	1,319
Deferred revenue	2,345	3,024
Total current liabilities	3,865	4,469

Long-term deferred revenue	79	75

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,514,200 as of June 30, 2019 and 21,515,872 as of December 31, 2018	215	215
Additional paid-in capital	96,300	96,376
Accumulated deficit	(35,404)	(34,694)
Total stockholders’ equity	61,111	61,897

Total liabilities and stockholders’ equity	$65,055	$66,441

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Software licenses	$1,189	$1,659	$2,725	$3,133
Software maintenance	1,320	1,402	2,675	2,696
Services	503	699	1,344	842
Total revenue	3,012	3,760	6,744	6,671

Costs and expenses:
Cost of services	321	370	839	420
Research and development	2,091	1,887	3,851	3,762
Selling and marketing	909	1,013	1,736	1,937
General and administrative	874	871	1,595	1,656
Total costs and expenses	4,195	4,141	8,021	7,775

Patent related income	-	-	49	-

Operating loss	(1,183)	(381)	(1,228)	(1,104)
Interest income	278	201	553	363
Loss before provision for (benefit from) income taxes	(905)	(180)	(675)	(741)
Provision for (benefit from) income taxes	33	8	35	(58)
Net loss	$(938)	$(188)	$(710)	$(683)

Net loss per share – basic	$(0.04)	$(0.01)	$(0.03)	$(0.03)
Net loss per share – diluted	$(0.04)	$(0.01)	$(0.03)	$(0.03)

Weighted-average shares – basic	21,537	21,534	21,551	21,540
Weighted-average shares – diluted	21,537	21,534	21,551	21,540

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(710)	$(683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	229
Stock-based compensation	190	208
Changes in assets and liabilities:
Accounts receivable	(926)	(1,128)
Unbilled receivables	(380)	(113)
Prepaid expenses and other current assets	50	(8)
Deferred tax assets	(163)	(152)
Accounts payable	41	(2)
Accrued expenses	(90)	(35)
Accrued income taxes	124	13
Deferred revenue	(675)	(511)
Net cash used in operating activities	(2,318)	(2,182)

Cash flows from investing activities:
Purchases of property and equipment	(69)	(134)
Net cash used in investing activities	(69)	(134)

Cash flows from financing activities:
Proceeds from issuance of common stock	22	27
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(49)	(61)
Repurchase of common stock	(239)	(137)
Net cash used in financing activities	(266)	(171)

Decrease in cash and cash equivalents	(2,653)	(2,487)
Cash and cash equivalents, beginning of period	51,612	51,608

Cash and cash equivalents, end of period	$48,959	$49,121

Supplemental disclosure:
Cash paid for income taxes	$40	$78

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three and Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2018	21,516	$215	$96,376	$(34,694)	$61,897

Issuance of unrestricted stock	69	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(14)	-	(49)	-	(49)
Stock-based compensation expense	-	-	14	-	14
Repurchase of common stock	(20)	-	(78)	-	(78)
Net income	-	-	-	228	228

Balance at March 31, 2019	21,551	$216	$96,262	$(34,466)	$62,012

Exercise of common stock options	4	-	-	-	-
Issuance of common stock under employee stock purchase plan	7	-	22	-	22
Stock-based compensation expense	-	-	177	-	177
Repurchase of common stock	(48)	(1)	(161)	-	(162)
Net loss	-	-	-	(938)	(938)

Balance at June 30, 2019	21,514	$215	$96,300	$(35,404)	$61,111

	Three and Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2017	21,493	215	96,246	(35,927)	60,534

Issuance of unrestricted stock	67	-	-	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(13)	-	(61)	-	(61)
Stock-based compensation expense	-	-	24	-	24
Net loss	-	-	-	(496)	(496)

Balance at March 31, 2018	21,547	$215	$96,209	$(36,423)	$60,001

Issuance of common stock under employee stock purchase plan	7	-	27	-	27
Stock-based compensation expense	-	-	183	-	183
Repurchase of common stock	(34)	-	(137)	-	(137)
Net loss	-	-	-	(187)	(187)

Balance at June 30, 2018	21,520	$215	$96,282	$(36,610)	$59,887

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

The accompanying unaudited consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2019, and of operations and cash flows for the interim periods ended June 30, 2019 and 2018.

The results of operations for the interim period ended June 30, 2019 are not necessarily indicative of the results to be expected for the year.

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

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of June 30, 2019 and 2018, none of our contracts contained a significant financing component.

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

Arrangements with multiple performance obligations

In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations. The various combinations of multiple performance obligations and our revenue recognition for each are described as follows:

•	Software licenses and software maintenance. When software licenses and software maintenance contracts are sold together, the software licenses and software maintenance are generally considered distinct performance obligations. The transaction price is allocated to the software licenses and the software maintenance based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the software maintenance is recognized on a straight-line basis over the contract period.

•	Software licenses and services. When software licenses and significant customization engineering services are sold together, they are accounted for as a combined performance obligation, as the software licenses are generally highly dependent on, and interrelated with, the associated services and therefore are not distinct performance obligations. Revenue for the combined performance obligation is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). When software licenses and standard implementation or consulting-type services are sold together, they are generally considered distinct performance obligations as the software licenses are not dependent on or interrelated with the associated services. The transaction price in these arrangements is allocated to the software licenses and services based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). In arrangements with both software licenses and services, the software license portion of the arrangement is classified as software license revenue and the services portion is classified as services revenue in our consolidated statements of operations.

•	Software licenses, software maintenance and services. When we sell software licenses, software maintenance and software services together, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). Revenue for the software maintenance is recognized on a straight-line basis over the contract period. However, if the software services are significant customization engineering services, they are accounted for with the software licenses as a combined performance obligation, as stated above. Revenue for the combined performance obligation is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted).

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

The following table presents changes in our contract assets and liabilities during the three and six months ended June 30, 2018 and 2019 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended June 30, 2018
Contract assets:
Unbilled receivables	$1,233	$542	$(233)	$1,542

Three months ended June 30, 2019
Contract assets:
Unbilled receivables	$3,918	$409	$(668)	$3,659

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended June 30, 2018
Contract liabilities:
Deferred revenue	$2,396	$1,427	$(1,402)	$2,421

Three months ended June 30, 2019
Contract liabilities:
Deferred revenue	$2,516	$1,228	$(1,320)	$2,424

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2018
Contract assets:
Unbilled receivables	$1,429	$575	$(462)	$1,542

Six months ended June 30, 2019
Contract assets:
Unbilled receivables	$3,279	$1,468	$(1,088)	$3,659

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Six months ended June 30, 2018
Contract liabilities:
Deferred revenue	$2,932	$2,185	$(2,696)	$2,421

Six months ended June 30, 2019
Contract liabilities:
Deferred revenue	$3,099	$2,000	$(2,675)	$2,424

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 96% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2019 and December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for software maintenance contracts with a duration greater than one year was $0.1 million.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $49.0 million and $51.6 million as of June 30, 2019 and December 31, 2018, respectively. We classified our cash equivalents of $48.3 million and $47.9 million as of June 30, 2019 and December 31, 2018, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

As of June 30, 2019, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at June 30, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$48,253
Total	$48,253	$-	$-

As of December 31, 2018, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$47,939
Total	$47,939	$-	$-

E)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation. Potential common stock equivalents of 143,000 and 81,376 for the three and six months ended June 30, 2019, respectively, and 144,727 and 85,657 for the three and six months ended June 30, 2018, respectively, were not included in the per share calculation for diluted earnings per share, because we had a net loss and the effect of their inclusion would be anti-dilutive.

Net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(938)	$(188)	$(710)	$(683)

Shares outstanding:
Weighted-average common shares outstanding	21,537	21,534	21,551	21,540
Additional dilutive common stock equivalents	-	-	-	-
Diluted shares outstanding	21,537	21,534	21,551	21,540

Net loss per share – basic	$(0.04)	$(0.01)	$(0.03)	$(0.03)
Net loss per share - diluted	$(0.04)	$(0.01)	$(0.03)	$(0.03)

F)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Cost of services	$7	$8	$8	$8
Research and development	36	32	38	37
Selling and marketing	4	4	4	5
General and administrative	130	140	140	158
Stock-based compensation expense	$177	$184	$190	$208

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

We granted shares of unrestricted stock in 2019 and 2018 that affected financial results for the three and six month periods ended June 30, 2019 and 2018. These grants are described below.

2019 Grant. On March 25, 2019, we granted 143,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2019 and December 31, 2019, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $547,000, of which $177,000 and $190,000 was charged to expense in the three and six months ended June 30, 2019 and we anticipate the remaining $357,000 will be charged to expense ratably over the remaining two quarters of 2019.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

United States	$1,728	$1,522	$3,451	$3,591
United Kingdom	466	1,374	1,345	1,508
Rest of World	818	864	1,948	1,572
	$3,012	$3,760	$6,744	$6,671

Revenue by product group for the three and six months ended June 30, 2019 and 2018 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Biometrics	$2,877	$3,403	$6,349	$5,888
Imaging	135	357	395	783
	$3,012	$3,760	$6,744	$6,671

Revenue by timing of transfer of goods or services for the three and six months ended June 30, 2019 and 2018 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Goods or services transferred at a point in time	$957	$1,064	$2,128	$2,538
Goods or services transferred over time	2,055	2,696	4,616	4,133
	$3,012	$3,760	$6,744	$6,671

H)	Income Taxes. Income tax expense was $33,000 and $35,000 for the three and six months ended June 30, 2019, respectively. Income tax expense for the three and six month periods ended June 30, 2019 were based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of June 30, 2019, we had a total of $5.3 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

I)	Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three months ended June 30, 2019, there was no revenue from this arrangement. In the six months ended June 30, 2019, the third party reported and we recorded $49,000 of income from this arrangement. In the three and six months ended June 30, 2018, there was no income from this arrangement.

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

Revenue and operating loss for the three months ended June 30, 2019 were $3.0 million and $1.2 million, respectively. These results compared to revenue of $3.8 million and operating loss of $0.4 million in the three months ended June 30, 2018. Lower revenue and higher operating loss in the current three month period were primarily due to: i) lower biometrics software license sales, ii) lower imaging software license sales; and iii) lower services revenue. This was partially offset by lower total costs and expenses.

Revenue and operating loss for the six months ended June 30, 2019 were $6.74 million and $1.2 million, respectively. These results compared to revenue of $6.67 million and operating loss of $1.1 million in the six months ended June 30, 2018. Higher revenue was primarily due to higher services revenue, which was partially offset by lower imaging software license sales. Higher operating loss was primarily due to higher total costs and expenses, which was partially offset by higher revenue and income from a patent arrangement.

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

Software license revenue decreased 28% from $1.7 million in the three months ended June 30, 2018 to $1.2 million in the same three month period in 2019. As a percentage of total revenue, software license revenue decreased from 44% in the second quarter of 2018 to 39% in the current year quarter. The $470,000 decrease in software license revenue was due to a $235,000 decrease in biometrics software license sales, and a $235,000 decrease in imaging software license sales. The reasons for the changes in biometrics and imaging software license sales were:

i)	Biometrics software licenses – Biometrics software license sales were $1.1 million in the second quarter of 2019 versus $1.3 million in the same quarter last year. The dollar decrease was primarily due to lower revenue from the software license agreement we entered into with a systems integrator in the second quarter of 2018 and was partially offset by higher software license sales to other customers. We recognized $170,000 of software license revenue from this agreement in the second quarter of 2019. We also provide engineering services to this systems integrator pursuant to this arrangement. We expect our development effort on this project to continue for approximately the next two to three quarters.

ii)	Imaging software licenses – Imaging software license sales were $0.1 million in the second quarter of 2019 versus $0.3 million in the same quarter last year. The dollar decrease was primarily due to an imaging sale to a systems integrator customer in the second quarter of 2018, whereas we had no such sales in the corresponding period of 2019.

Software license revenue decreased 13% from $3.1 million in the six months ended June 30, 2018 to $2.7 million in the same six month period in 2019. As a percentage of total revenue, software license revenue decreased from 47% in the first six months of 2018 to 40% in the current year six month period. The $408,000 decrease in software license revenue was due to a $437,000 decrease in imaging software license sales, which was partially offset by a $29,000 increase in biometrics software license sales. The reasons for the changes in imaging and biometrics software license sales were:

i)	Imaging software licenses – Imaging software license sales were $0.3 million in the first six months of 2019 versus $0.7 million in the same period last year. The dollar decrease was primarily due to imaging license sales to two systems integrator customers in the first six months of 2018, whereas we had no such sales in the corresponding period of 2019.

ii)	Biometrics software licenses – Biometrics software license sales were $2.5 million in the first six months of 2019 versus $2.4 million in the same six month period last year. The dollar increase was primarily due to slightly higher license sales to our biometrics customers. Although we had lower revenue from the software license agreement we entered into with a systems integrator in the second quarter of 2018, this was more than offset by higher software license sales to other customers.

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

Software maintenance revenue decreased 6% from $1.4 million in the three months ended June 30, 2018 to $1.3 million in the same three month period in 2019. As a percentage of total revenue, software maintenance revenue increased from 37% in the second quarter of 2018 to 44% in the current year quarter.

Software maintenance revenue decreased 1% from $2.70 million in the six months ended June 30, 2018 to $2.68 million in the same six month period in 2019. As a percentage of total revenue, software maintenance revenue was 40% for both six month periods.

For the three and six month periods ended June 30, 2019, the dollar decrease in software maintenance revenue was primarily due to lower retention of maintenance renewals in those periods.

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

Services revenue decreased from $0.7 million in the three months ended June 30, 2018 to $0.5 million in the same three month period in 2019. As a percentage of total revenue, services revenue decreased from 19% in the second quarter of 2018 to 17% in the current year quarter.

For the three month period ended June 30, 2019, the dollar decrease in services revenue was primarily due to lower services revenue in the current year quarter related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project. This decrease was partially offset by higher services revenue from other service customers.

Services revenue increased 59% from $0.8 million in the six months ended June 30, 2018 to $1.3 million in the same six month period in 2019. As a percentage of total revenue, services revenue increased from 13% in the first six months of 2018 to 20% in the corresponding period of 2019.

For the six month period ended June 30, 2019, the dollar increase in services revenue was primarily due to higher services revenue related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project, and higher service revenue from other service customers.

We expect our development effort on this large project to continue for approximately the next two to three quarters.

Services backlog was $0.3 million as of June 30, 2019.

Cost of Services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased from $370,000 in the three months ended June 30, 2018 to $321,000 in the same three month period in 2019. Cost of services as a percentage of services increased from 53% in the first quarter of 2018 to 64% in the current year quarter, which means that gross margins decreased from 47% to 36%. The dollar decrease in cost of services was primarily due to lower service revenue in the second quarter of 2019.

Cost of services increased 100% from $420,000 in the six months ended June 30, 2018 to $839,000 in the same six month period in 2019. Cost of services as a percentage of services increased from 50% in the first six months of 2018 to 62% in the corresponding period of 2019, which means that gross margins decreased from 50% to 38%. The dollar increase in cost of services was primarily due to higher service revenue in the second quarter of 2019.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development expense	$2,091	$1,887	$3,851	$3,762
Cost of services	321	370	839	420
Total engineering costs	$2,412	$2,257	$4,690	$4,182

Research and development expense increased 11% from $1.9 million in the three months ended June 30, 2018 to $2.1 million in 2019. As a percentage of total revenue, research and development expense increased from 50% in 2018 to 69% in 2019.

Research and development expense increased from $3.8 million in the six months ended June 30, 2018 to $3.9 million in the same six month period in 2019. As a percentage of total revenue, research and development expense increased from 56% in the first six months of 2018 to 57% in the corresponding period of 2019.

As the table immediately above indicates, total engineering costs in the second quarter of 2019 increased by $155,000 compared to the same period last year. Total engineering costs increased by $508,000 for the six months ended June 30, 2019 as compared to the same period last year. For both the three and six month periods, the spending increase was primarily due to higher spending on third-party development costs and to a lesser extent on higher employee costs. The increase was partially offset by lower recruiting fees and other costs. Higher spending on third-party development costs was primarily due to a third-party vendor that was engaged to assist in our software development.

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

Sales and marketing expense decreased 10% from $1.0 million in the three months ended June 30, 2018 to $0.9 million in the same three month period of 2019. As a percentage of total revenue, sales and marketing expense increased from 27% in the second quarter of 2018 to 30% in the corresponding period in 2019. The dollar decrease in sales and marketing expense was primarily due to lower employee costs due to lower headcount, and lower sales commissions.

Sales and marketing expense decreased 10% from $1.9 million in the six months ended June 30, 2018 to $1.7 million in the same six month period of 2019. As a percentage of total revenue, sales and marketing expense decreased from 29% in the first six months of 2018 to 26% in the corresponding period in 2019. The dollar decrease in sales and marketing expense was primarily due to lower employee costs due to lower headcount, and lower travel costs.

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

General and administrative expense increased less than 1% from $871,000 in the three months ended June 30, 2018 to $874,000 in the same three month period in 2019. As a percentage of total revenue, general and administrative expense increased from 23% in the second quarter of 2018 to 29% in the corresponding period in 2019. The increase in general and administrative expense was primarily due to higher employee costs that were partially offset by lower professional fees.

General and administrative expense decreased 4% from $1.7 million in the six months ended June 30, 2018 to $1.6 million in the same six month period in 2019. As a percentage of total revenue, general and administrative expense decreased from 25% in the first six months of 2018 to 24% in the corresponding period in 2019. The decrease in general and administrative expense was primarily due to lower professional fees, and lower stock-based compensation costs.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three months ended June 30, 2019, there was no revenue from this arrangement. In the six months ended June 30, 2019, the third party reported and we recorded $49,000 of income from this arrangement. In the three and six months ended June 30, 2018, there was no income from this arrangement. We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Interest income. Interest income increased 38% from $201,000 in the three months ended June 30, 2018 to $278,000 in the same three month period in 2019. Interest income increased 52% from $363,000 in the six months ended June 30, 2018 to $553,000 in the same six month period in 2019. For the three and six month periods, the dollar increase in interest income was primarily due to higher interest rates within our money market accounts.

Income taxes. Income tax expense was $33,000 and $35,000 for the three and six months ended June 30, 2019, respectively. Income tax expense for the three and six month periods ended June 30, 2019 were based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of June 30, 2019, we had a total of $5.3 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalents of $49.0 million, which represented a decrease of $2.7 million from December 31, 2018. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $2.3 million in the first six months of 2019. Cash used in operations was primarily the result of $0.7 million of net loss and $2.0 million of changes in assets and liabilities. Cash used from these sources was partially offset by the add back of $0.4 million of non-cash items primarily for depreciation, amortization, and stock-based compensation.

Cash used in investing activities was $69,000 in the first six months of 2019. This cash usage consisted of purchases of property and equipment.

Cash used in financing activities was $266,000 in the first six months of 2019. Financing activity cash usage was the result of $239,000 used to buy back stock under our stock repurchase program and $49,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $22,000 of proceeds from our employee stock purchase plan.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Recently Adopted Accounting Pronouncements

None.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at June 30, 2019 consisted of one element:

Cash and cash equivalents. As of June 30, 2019, our cash and cash equivalents of $49.0 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

April 2019	-	-	-	-
May 2019	29,828	$3.34	29,828	-
June 2019	18,405	$3.37	18,405	$9,368,935

(1) On April 24, 2018, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2019. During the three months ended June 30, 2019, we purchased 48,233 shares under this plan at an aggregate purchase price of $161,482.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and June 30, 2018, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and June 30, 2018, (iv) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and June 30, 2018, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: August 2, 2019	By:	/s/ Kevin T. Russell
Kevin T. Russell
Chief Executive Officer & President
General Counsel

Date: August 2, 2019	By:	/s/ David J. Martin
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)

