Form 10-Q
period 2019-09-30
AWARE INC /MA/
filed 2019-11-01
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2019 was 21,489,235.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$48,007	$51,612
Accounts receivable, net	3,450	2,010
Unbilled receivables	4,255	3,279
Prepaid expenses and other current assets	426	284
Total current assets	56,138	57,185

Property and equipment, net	3,832	4,085
Deferred tax assets	5,929	5,171
Total assets	$65,899	$66,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$231	$126
Accrued expenses	1,255	1,319
Deferred revenue	3,584	3,024
Total current liabilities	5,070	4,469

Long-term deferred revenue	64	75

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,479,235 as of September 30, 2019 and 21,515,872 as of December 31, 2018	215	215
Additional paid-in capital	96,105	96,376
Accumulated deficit	(35,555)	(34,694)
Total stockholders’ equity	60,765	61,897

Total liabilities and stockholders’ equity	$65,899	$66,441

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Software licenses	$1,138	$3,449	$3,864	$6,582
Software maintenance	1,291	1,297	3,965	3,993
Services	581	655	1,925	1,498
Total revenue	3,010	5,401	9,754	12,073

Costs and expenses:
Cost of software licenses	-	20	-	20
Cost of services	267	320	1,106	740
Research and development	2,071	1,816	5,922	5,579
Selling and marketing	930	1,297	2,665	3,234
General and administrative	915	807	2,510	2,463
Total costs and expenses	4,183	4,260	12,203	12,036

Patent related income	-	1	49	1

Operating income (loss)	(1,173)	1,142	(2,400)	38
Interest income	253	224	806	587
Income (loss) before provision for (benefit from) income taxes	(920)	1,366	(1,594)	625
Provision for (benefit from) income taxes	(769)	89	(733)	31
Net income (loss)	$(151)	$1,277	$(861)	$594

Net income (loss) per share – basic	$(0.01)	$0.06	$(0.04)	$0.03
Net income (loss) per share – diluted	$(0.01)	$0.06	$(0.04)	$0.03

Weighted-average shares – basic	21,523	21,564	21,541	21,548
Weighted-average shares – diluted	21,523	21,639	21,541	21,604

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(861)	$594
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	331	336
Stock-based compensation	380	394
Deferred tax assets	(758)	(128)
Changes in assets and liabilities:
Accounts receivable	(1,440)	(2,970)
Unbilled receivables	(976)	(726)
Prepaid expenses and other current assets	(142)	(170)
Accounts payable	105	(6)
Accrued expenses	(64)	284
Accrued income taxes	-	46
Deferred revenue	549	183
Net cash used in operating activities	(2,876)	(2,163)

Cash flows from investing activities:
Purchases of property and equipment	(78)	(142)
Net cash used in investing activities	(78)	(142)

Cash flows from financing activities:
Proceeds from issuance of common stock	22	27
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(92)	(107)
Repurchase of common stock	(581)	(260)
Net cash used in financing activities	(651)	(340)

Decrease in cash and cash equivalents	(3,605)	(2,645)
Cash and cash equivalents, beginning of period	51,612	51,608

Cash and cash equivalents, end of period	$48,007	$48,963

Supplemental disclosure:
Cash paid for income taxes	$40	$94

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three and Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at June 30, 2019	21,514	$215	$96,300	$(35,404)	$61,111

Performance share award	20	-	-	-	-
Issuance of unrestricted stock	72	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(13)	-	(43)	-	(43)
Stock-based compensation expense	-	-	190	-	190
Repurchase of common stock	(114)	(1)	(341)	-	(342)
Net loss	-	-	-	(151)	(151)

Balance at September 30, 2019	21,479	$215	$96,105	$(35,555)	$60,765

Balance at December 31, 2018	21,516	$215	$96,376	$(34,694)	$61,897

Exercise of common stock options	4	-	-	-	-
Performance share award	20	-	-	-	-
Issuance of common stock under employee stock purchase plan	7	-	22	-	22
Issuance of unrestricted stock	141	2	(2)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(27)	-	(92)	-	(92)
Stock-based compensation expense	-	-	380	-	380
Repurchase of common stock	(182)	(2)	(579)	-	(581)
Net loss	-	-	-	(861)	(861)

Balance at September 30, 2019	21,479	$215	$96,105	$(35,555)	$60,765

	Three and Nine Months Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at June 30, 2018	21,520	$215	$96,282	$(36,610)	$59,887

Issuance of unrestricted stock	69	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(11)	-	(46)	-	(46)
Stock-based compensation expense	-	-	186	-	186
Repurchase of common stock	(33)	(1)	(122)	-	(123)
Net income	-	-	-	1,278	1,278

Balance at September 30, 2018	21,545	$215	$96,299	$(35,332)	$61,182

Balance at December 31, 2017	21,493	215	96,246	(35,927)	60,534

Issuance of common stock under employee stock purchase plan	7	-	27	-	27
Issuance of unrestricted stock	136	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(24)	-	(107)	-	(107)
Stock-based compensation expense	-	-	393	-	393
Repurchase of common stock	(67)	(1)	(259)	-	(260)
Net income	-	-	-	595	595

Balance at September 30, 2018	21,545	$215	$96,299	$(35,332)	$61,182

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

The accompanying unaudited consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2019, and of operations and cash flows for the interim periods ended September 30, 2019 and 2018.

The results of operations for the interim period ended September 30, 2019 are not necessarily indicative of the results to be expected for the year.

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

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of September 30, 2019 and 2018, none of our contracts contained a significant financing component.

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

Software licenses

Software licenses consist of revenue from the sale of software licenses for biometrics and imaging applications. Our software licenses are functional intellectual property and typically provide customers with the right to use our software under a perpetual license or subscription based model for either a fixed term or in perpetuity as it exists when made available to the customer. We recognize revenue from software licenses at a point in time upon delivery, provided all other revenue recognition criteria are met.

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

The following table presents changes in our contract assets and liabilities during the three and nine months ended September 30, 2018 and 2019 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended September 30, 2018
Contract assets:
Unbilled receivables	$1,542	$1,170	$(557)	$2,155

Three months ended September 30, 2019
Contract assets:
Unbilled receivables	$3,659	$796	$(200)	$4,255

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended September 30, 2018
Contract liabilities:
Deferred revenue	$2,421	$1,991	$(1,297)	$3,115

Three months ended September 30, 2019
Contract liabilities:
Deferred revenue	$2,424	$2,514	$(1,290)	$3,648

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2018
Contract assets:
Unbilled receivables	$1,429	$1,745	$(1,019)	$2,155

Nine months ended September 30, 2019
Contract assets:
Unbilled receivables	$3,279	$2,264	$(1,288)	$4,255

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Nine months ended September 30, 2018
Contract liabilities:
Deferred revenue	$2,932	$4,176	$(3,993)	$3,115

Nine months ended September 30, 2019
Contract liabilities:
Deferred revenue	$3,099	$4,514	$(3,965)	$3,648

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2019 and December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for software maintenance contracts with a duration greater than one year was $0.1 million.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $48.0 million and $51.6 million as of September 30, 2019 and December 31, 2018, respectively. We classified our cash equivalents of $47.2 million and $47.9 million as of September 30, 2019 and December 31, 2018, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

As of September 30, 2019, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at September 30, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$47,164	$-	$-
Total	$47,164	$-	$-

As of December 31, 2018, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$47,939	$-	$-
Total	$47,939	$-	$-

E)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation. Potential common stock equivalents of 76,065 and 52,610 for the three and nine months ended September 30, 2019, respectively, were not included in the per share calculation for diluted earnings per share, because we had a net loss and the effect of their inclusion would be anti-dilutive.

Net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(151)	$1,277	$(861)	$594

Shares outstanding:
Weighted-average common shares outstanding	21,523	21,564	21,541	21,548
Additional dilutive common stock equivalents	-	75	-	56
Diluted shares outstanding	21,523	21,639	21,541	21,604

Net loss per share - basic	$(0.01)	$0.06	$(0.04)	$0.03
Net loss per share - diluted	$(0.01)	$0.06	$(0.04)	$0.03

F)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of services	$6	$7	$14	$15
Research and development	38	34	76	71
Selling and marketing	4	4	8	9
General and administrative	142	141	282	299
Stock-based compensation expense	$190	$186	$380	$394

Stock Option Grants. We may grant stock options under our 2001 Nonqualified Stock Plan. When we grant stock options, we estimate their fair value using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

We granted stock options for 260,000 shares in the three and nine months ended September 30, 2019 and no shares in the three and nine months ended September 30, 2018.

Unrestricted Stock Grants. We also grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We granted shares of unrestricted stock in 2019 and 2018 that affected financial results for the three and nine month periods ended September 30, 2019 and 2018. These grants are described below.

September 2019 Grants. On September 19, 2019, we granted 15,000 shares of unrestricted stock to an officer. The shares will be issued in one installment shortly after December 31, 2019, provided the grantee is serving as a director, officer or employee on that date. The total stock-based compensation expense related to this grant is $41,000, of which $5,000 was charged to expense in the three and nine months ended September 30, 2019 and we anticipate the remaining $36,000 will be expensed in the fourth quarter of 2019. On September 19, 2019, we granted 80,000 shares of unrestricted stock to an officer. The shares will be issued in four equal installments shortly after September 19, 2020, September 19, 2021, September 19, 2022 and September 19, 2023, provided the grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $220,000, of which $2,000 was charged to expense in the three and nine months ended September 30, 2019 and we anticipate the remaining $218,000 will be charged to expense ratably over the next sixteen quarters.

2019 Grant. On March 25, 2019, we granted 143,000 shares of unrestricted stock to directors, officers and employees. Half of those shares were issued on July 1, 2019 and the remaining 71,500 will be issued shortly after December 31, 2019, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $547,000, of which $179,000 and $369,000 was charged to expense in the three and nine months ended September 30, 2019 and we anticipate the remaining $178,000 will be charged to expense in the fourth quarter of 2019.

The shares we issued on July 1, 2019 for the first installment of the 2019 grant included 58,548 net shares of common stock after employees surrendered 12,952 shares for which we paid $45,000 of withholding taxes on their behalf.

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

Performance Share Award. On September 19, 2019, we granted 20,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued on September 19, 2019 and will be forfeitable if grantee is not serving as a director, officer or employee on March 19, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant is $55,000, of which $4,000 was charged to expense in the three and nine months ended September 30, 2019 and we anticipate the remaining $51,000 will be charged to expense ratably over the next two quarters.

G)	Business Segments. We organize ourselves into a single segment that reports to the chief operating decision maker.

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$1,502	$1,516	$4,952	$5,107
United Kingdom	554	1,329	1,900	2,838
Brazil	174	2,128	504	2,308
Rest of World	780	428	2,398	1,820
	$3,010	$5,401	$9,754	$12,073

Revenue by product group for the three and nine months ended September 30, 2019 and 2018 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Biometrics	$2,556	$5,216	$8,905	$11,104
Imaging	454	185	849	969
	$3,010	$5,401	$9,754	$12,073

Revenue by timing of transfer of goods or services for the three and nine months ended September 30, 2019 and 2018 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Goods or services transferred at a point in time	$1,061	$2,803	$3,189	$5,342
Goods or services transferred over time	1,949	2,598	6,565	6,731
	$3,010	$5,401	$9,754	$12,073

H)	Income Taxes. Income tax benefit was $769,000 and $733,000 for the three and nine months ended September 30, 2019, respectively. Income tax benefit for the three and nine month periods ended September 30, 2019 were based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of September 30, 2019, we had a total of $5.9 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets. Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

I)	Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three months ended September 30, 2019, there was no revenue from this arrangement. In the nine months ended September 30, 2019, the third party reported and we recorded $49,000 of income from this arrangement. In the three and nine months ended September 30, 2018, the third party reported and we recorded $1,000 of income from this arrangement.

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

Summary of Operations

We are primarily engaged in the development and sale of biometrics products and services for use by our customers to identify or authenticate people. Our software products are used in government and commercial biometrics systems to identify or authenticate people. Principal government applications of biometrics systems include border control, visitor screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include: i) user authentication for login and access to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings, and iv) screening and background checks of prospective employees and customers. We sell our software and services globally through systems integrators and OEMs, and directly to end user customers. We also derive a portion of our revenue from the sale of imaging software licenses to OEMs and systems integrators that incorporate our software into medical imaging products and medical systems.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended September 30, 2019 were $3.0 million and $1.2 million, respectively. These results compared to revenue of $5.4 million and operating income of $1.1 million in the three months ended September 30, 2018. Lower revenue and higher operating loss in the current three month period were primarily due to lower biometrics software license sales, which was partially offset by higher imaging license sales.

Revenue and operating loss for the nine months ended September 30, 2019 were $9.8 million and $2.4 million, respectively. These results compared to revenue of $12.1 million and operating income of $38,000 in the nine months ended September 30, 2018. Lower revenue and higher operating loss in the nine month period were primarily due to: i) lower biometrics software license sales; ii) lower imaging software license sales, and iii) higher total costs and expenses. This was partially offset by higher biometrics services revenue.

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

Software license revenue decreased 67% from $3.4 million in the three months ended September 30, 2018 to $1.1 million in the same three month period in 2019. As a percentage of total revenue, software license revenue decreased from 64% in the third quarter of 2018 to 38% in the current year quarter. The $2.3 million decrease in software license revenue was due to a $2.6 million decrease in biometrics software license sales, which was partially offset by a $261,000 increase in imaging software license sales. The reasons for the changes in biometrics and imaging software license sales were:

i)	Biometrics software licenses – Biometrics software license sales were $0.7 million in the third quarter of 2019 versus $3.3 million in the same quarter last year. The dollar decrease was primarily due to: i) a software license agreement we entered into with a large commercial customer in the third quarter of 2018, whereas we had no such license sale in the third quarter of 2019, and ii) to a lesser extent lower revenue from the software license agreement we entered into with a systems integrator in the second quarter of 2018. This was partially offset by higher software license sales to other customers. In the third quarter of 2019, we recognized $77,000 of software license revenue from the software license agreement with the systems integrator. We also provide engineering services to this systems integrator pursuant to this arrangement. We expect our development effort on this project to continue for approximately the next two quarters.

ii)	Imaging software licenses – Imaging software license sales were $0.4 million in the third quarter of 2019 versus $0.1 million in the same quarter last year. The dollar increase was primarily due to imaging sales to two customers in the third quarter of 2019, whereas we had no such sales in the corresponding period of 2018.

Software license revenue decreased 41% from $6.6 million in the nine months ended September 30, 2018 to $3.9 million in the same nine month period in 2019. As a percentage of total revenue, software license revenue decreased from 55% in the first nine months of 2018 to 40% in the current year nine month period. The $2.7 million decrease in software license revenue was due to a $2.6 million decrease in biometrics software license sales and a $176,000 decrease in imaging software license sales. The reasons for the changes in imaging and biometrics software license sales were:

i)	Biometrics software licenses – Biometrics software license sales were $3.2 million in the first nine months of 2019 versus $5.7 million in the same nine month period last year. The dollar decrease was primarily due to: i) a software license agreement we entered into with a large commercial customer in the third quarter of 2018, whereas we had no such license sale in the first nine months of 2019, and ii) to a lesser extent lower revenue from the software license agreement we entered into with a systems integrator in the second quarter of 2018. This was partially offset by higher software license sales to other customers.

ii)	Imaging software licenses – Imaging software license sales were $0.7 million in the first nine months of 2019 versus $0.8 million in the same period last year. The dollar decrease was primarily due to lower imaging license sales to our systems integrator customers in the first nine months of 2019.

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

Software maintenance revenue was $1.3 million for both the three months ended September 30, 2018 and 2019. As a percentage of total revenue, software maintenance revenue increased from 24% in the third quarter of 2018 to 43% in the current year quarter.

Software maintenance revenue was $4.0 million for both the nine months ended September 30, 2018 and 2019. As a percentage of total revenue, software maintenance increased from 33% in the first nine months of 2018 to 41% in the corresponding period of 2019.

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

Services revenue decreased from $0.7 million in the three months ended September 30, 2018 to $0.6 million in the same three month period in 2019. As a percentage of total revenue, services revenue increased from 12% in the third quarter of 2018 to 19% in the current year quarter.

For the three month period ended September 30, 2019, the dollar decrease in services revenue was primarily due to lower services revenue in the current year quarter related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project. This decrease was partially offset by higher services revenue from other service customers.

Services revenue increased 29% from $1.5 million in the nine months ended September 30, 2018 to $1.9 million in the same nine month period in 2019. As a percentage of total revenue, services revenue increased from 12% in the first nine months of 2018 to 20% in the corresponding period of 2019.

For the nine month period ended September 30, 2019, the dollar increase in services revenue was primarily due to higher services revenue related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project, and higher services revenue from other service customers.

We expect our development effort on this large project to continue for approximately the next two quarters.

Services backlog was $0.3 million as of September 30, 2019.

Cost of software licenses. Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the U.S. Navy (the “Navy”).

Cost of software licenses decreased from $20,000 in the three and nine months ended September 30, 2018 to zero in the same three and nine month periods in 2019. The dollar decrease in cost of software licenses was primarily due to no sales of software to the Navy in 2019.

Cost of services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 17% from $320,000 in the three months ended September 30, 2018 to $267,000 in the same three month period in 2019. Cost of services as a percentage of services decreased from 49% in the third quarter of 2018 to 46% in the current year quarter, which means that gross margins increased from 51% to 54%. The dollar decrease in cost of services was primarily due to lower service revenue in the third quarter of 2019.

Cost of services increased 49% from $0.7 million in the nine months ended September 30, 2018 to $1.1 million in the same nine month period in 2019. Cost of services as a percentage of services increased from 49% in the first nine months of 2018 to 57% in the corresponding period of 2019, which means that gross margins decreased from 51% to 43%. The dollar increase in cost of services was primarily due to higher service revenue in the first nine months of 2019.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expense	$2,071	$1,816	$5,922	$5,579
Cost of services	267	320	1,106	740
Total engineering costs	$2,338	$2,136	$7,028	$6,319

Research and development expense increased 14% from $1.8 million in the three months ended September 30, 2018 to $2.1 million in 2019. As a percentage of total revenue, research and development expense increased from 34% in 2018 to 69% in 2019.

Research and development expense increased 6% from $5.6 million in the nine months ended September 30, 2018 to $5.9 million in the same nine month period in 2019. As a percentage of total revenue, research and development expense increased from 46% in the first nine months of 2018 to 61% in the corresponding period of 2019.

As the table immediately above indicates, total engineering costs in the third quarter of 2019 increased by $202,000 compared to the same period last year. The spending increase was primarily due to higher spending on third-party development costs and to a lesser extent on higher spending on employee costs and recruiting costs.

Total engineering costs increased by $709,000 for the nine months ended September 30, 2019 as compared to the same period last year. The spending increase was primarily due to higher spending on third-party development costs and to a lesser extent on higher employee costs. The increase was partially offset by lower other costs.

Higher spending on third-party development costs were primarily due to third-party vendors that were engaged to assist in our software development.

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

Sales and marketing expense decreased 28% from $1.3 million in the three months ended September 30, 2018 to $0.9 million in the same three month period of 2019. As a percentage of total revenue, sales and marketing expense increased from 24% in the third quarter of 2018 to 31% in the corresponding period in 2019. The dollar decrease in sales and marketing expense was primarily due to: i) lower sales commissions due to lower revenue, and ii) lower employee costs due to lower headcount. The decrease was partially offset by higher travel costs, and higher advertising and tradeshow costs.

Sales and marketing expense decreased 18% from $3.2 million in the nine months ended September 30, 2018 to $2.7 million in the same nine month period of 2019. As a percentage of total revenue, sales and marketing expense was 27% for the first nine months of 2018 and 2019. The dollar decrease in sales and marketing expense was primarily due to: i) lower sales commissions due to lower revenue, and ii) lower employee costs due to lower headcount.

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

General and administrative expense increased 13% from $807,000 in the three months ended September 30, 2018 to $915,000 in the same three month period in 2019. As a percentage of total revenue, general and administrative expense increased from 15% in the third quarter of 2018 to 30% in the corresponding period in 2019. The increase in general and administrative expense was primarily due to higher professional services fees and consulting fees.

General and administrative expense increased 2% from $2.46 million in the nine months ended September 30, 2018 to $2.51 million in the same nine month period in 2019. As a percentage of total revenue, general and administrative expense increased from 20% in the first nine months of 2018 to 26% in the corresponding period in 2019. The increase in general and administrative expense was primarily due to higher professional services fees and consulting fees, which was partially offset by lower stock-based compensation costs.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three months ended September 30, 2019, there was no revenue from this arrangement. In the nine months ended September 30, 2019, the third party reported and we recorded $49,000 of income from this arrangement. In the three and nine months ended September 30, 2018, the third party reported and we recorded $1,000 of income from this arrangement. We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Interest income. Interest income increased 13% from $224,000 in the three months ended September 30, 2018 to $253,000 in the same three month period in 2019. Interest income increased 37% from $587,000 in the nine months ended September 30, 2018 to $806,000 in the same nine month period in 2019. For the three and nine month periods, the dollar increase in interest income was primarily due to higher interest rates within our money market accounts.

Income taxes. Income tax benefit was $769,000 and $733,000 for the three and nine months ended September 30, 2019, respectively. Income tax benefit for the three and nine month periods ended September 30, 2019 were based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

As of September 30, 2019, we had a total of $5.9 million of deferred tax assets for which we had recorded no valuation allowance. We have assessed the need for a valuation allowance on our deferred tax assets.  Based on our assessment of future sources of income, including reversing deferred tax liabilities, and future earnings, we have determined that it is more likely than not that the deferred tax assets will be realized, and therefore there is no valuation allowance required for the deferred tax assets. We will continue to assess the level of valuation allowance in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents of $48.0 million, which represented a decrease of $3.6 million from December 31, 2018. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $2.9 million in the first nine months of 2019. Cash used in operations was primarily the result of $0.9 million of net loss and $2.0 million of changes in assets and liabilities.

Cash used in investing activities was $78,000 in the first nine months of 2019. This cash usage consisted of purchases of property and equipment.

Cash used in financing activities was $651,000 in the first nine months of 2019. Financing activity cash usage was the result of $581,000 used to buy back stock under our stock repurchase program and $92,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $22,000 of proceeds from our employee stock purchase plan.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Recently Adopted Accounting Pronouncements

None.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio at September 30, 2019 consisted of one element:

Cash and cash equivalents. As of September 30, 2019, our cash and cash equivalents of $48.0 million were primarily invested in money market funds. The money market funds were invested in high quality, short term financial instruments. Due to the nature, short duration, and professional management of these funds, we do not expect that a general increase in interest rates would result in any material loss.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 2019	-	-	-	-
August 2019	112,111	$3.01	112,111	-
September 2019	1,402	$2.98	1,402	$9,027,009

(1) On April 24, 2018, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2019. During the three months ended September 30, 2019, we purchased 113,513 shares under this plan at an aggregate purchase price of $341,926.

ITEM 4:

Mine Safety Disclosures

Not applicable.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 10.1*	Employment Agreement between Aware, Inc. and Robert A. Eckel (filed as Exhibit 10.1 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2019 and incorporated herein by reference).

Exhibit 10.2*	Performance Share Award Agreement between Aware, Inc. and Robert A. Eckel (filed as Exhibit 10.2 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2019 and incorporated herein by reference).

Exhibit 10.3*	Employment Agreement between Aware, Inc. and Kevin T. Russell (filed as Exhibit 10.3 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2019 and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and September 30, 2018, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and September 30, 2018, (iv) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and September 30, 2018, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: November 1, 2019	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date: November 1, 2019	By:	/s/ David J. Martin
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)