Form 10-K
period 2019-12-31
AWARE INC /MA/
filed 2020-02-18
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Large Accelerated Filer ☐       Accelerated Filer ☐      Non-Accelerated Filer ☒        Smaller Reporting Company ☒       Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2019 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $43,519,131.

The number of shares outstanding of the registrant’s common stock as of February 12, 2020 was 21,521,866.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 20, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

ITEM 1. BUSINESS

Company Overview

Aware, Inc. (“Aware”, “we”, “us”, “our”, or the “Company”) is an industry leading provider of biometrics software products, solutions and services to governments, system integrators, and commercial organizations and solution providers globally. We have been engaged in this business since 1993. Our comprehensive portfolio of biometric solutions are based on innovative, robust products designed explicitly for ease of integration, including customer-managed and integration ready biometric frameworks, platforms, software development kits (SDKs) and services. Our software products are used in government and commercial systems and applications and fulfill a broad range of functions critical to secure biometric enrollment, authentication, identity and transactions. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include: i) user enrollment and authentication used for login to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings; and iv) identity proofing of prospective employees and customers.

Our solutions and products provide interoperable, standards-compliant, field-proven biometric functionality and are used to capture, verify, format, compress and decompress biometric images as well as aggregate, analyze, process, match and transport those images and templates within biometric systems. We provide a broad range of software products for fingerprint, facial, iris and voice modalities. We also offer a variety of program management and software engineering services, including: i) project planning and management; ii) system and architecture design; iii) software design, development, customization, configuration, and testing; and iv) software integration and installation. We sell our biometrics software products and services globally through a multifaceted distribution strategy using systems integrators, original equipment manufacturers (OEMs), value added resellers (VARs), partners, and directly to end user customers.

Aware was incorporated in Massachusetts in 1986. We are headquartered at 40 Middlesex Turnpike in Bedford, Massachusetts, and our telephone number at this address is (781) 276-4000. Our website address is www.aware.com. The information on our website is not part of this Form 10-K, unless expressly noted. Our stock is traded on the Nasdaq Global Market under the symbol AWRE.

Industry Background

Biometrics is the measurement of unique, individual physiological characteristics, such as fingerprints, faces, irises and voices, that can be used to determine or verify an individual’s identity. The biometrics industry offers technology that digitally captures and encodes biometric characteristics and then compares those characteristics against previously encoded biometric data to determine or verify an individual’s identity, thereby enabling trusted transactions. Biometrics addresses the limitations inherent in traditional identification and authentication processes, such as biographic data, tokens, paper credentials, passwords, PIN codes, magnetic access cards, and multifactor authentication. Biometrics technology and products require algorithms for multiple distinct functions, such as feature finding, feature optimization, feature extraction, feature encoding, feature matching, and presentation attack detection (“PAD”), which is also referred to as liveness detection and spoof detection.

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

After biometric samples are captured, they are transported in digital form to centralized or distributed matching systems for identification. Equipment used to perform these functions includes: i) servers to process and transport biometric samples; and ii) mainframe computers and servers to store and match those samples. In addition, military applications may employ handheld devices that are capable of capturing samples and matching those samples against sample databases that reside on the devices.

“Identity proofing” is a term used to describe a process by which identity information provided by an individual, such as a prospective customer or job applicant, is corroborated between multiple identity sources. Biometric identification can be used as part of identity proofing.

Biometric Authentication

Biometric authentication involves a “one-to-one” biometric comparison that serves to verify that a live biometric sample belongs to the same individual associated with a trusted stored sample within a system of record. In this way, biometrics can be used to authenticate identity. Computing devices such as PCs, smartphones and tablets, are capable of: i) capturing biometric samples (e.g., fingerprints, facial and iris images, and voices); ii) processing and storing those samples in a secure area on a device, server, or secure identity credential (e.g. a driver’s license or passport), and/or printing the samples on the credential; and iii) matching new live samples against trusted stored or printed samples. Once a biometric match is achieved, the subsequent software functions are analogous to password-based authentication. Mobile authentication can be implemented in either a device- or server-centric architecture, with biometric data analysis, matching, and storage occurring either on the device or on a central server, respectively. “Tokens” are often used as an alternative or enhancement to passwords. An authentication token may be a hardware device that the user must have possession of to authenticate. Examples are a USB dongle, smart phone, or smart card. In the case of multifactor authentication, a device such as a smart phone or PC may be considered as a token providing the primary authentication factor, with biometric authentication serving as a second authentication factor. Mobile authentication can be incorporated into a mobile app such as a banking application as a password-free security mechanism. It may also be employed in an “out-of-band” fashion to secure access on a PC through a browser.

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

Market Sectors: Government and Commercial

The market for biometrics may be segmented into government and commercial sectors. Principal government biometrics applications include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include: i) user enrollment and authentication used for login to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings; and iv) identity proofing of prospective employees and customers.

We believe that government and commercial entities will continue to adopt and expand the use of biometrics-enabled solutions to address the limitations and vulnerabilities of traditional identification and authentication processes. We believe the following factors, among others, will contribute to the growth of biometrics solutions: i) government-mandated implementation of identification for employees, citizens, and foreign nationals to enhance national security; ii) military implementations for the identification of terrorists and other hostile persons; iii) increasing threats to personal security encountered in areas such as transportation; iv) increasing threats to government buildings and installations; v) government and commercial efforts to detect and reduce fraud and cybercrime on computer systems as well as the internet; vi) adoption of biometrics on mobile devices; and vii) the emergence and adoption of international biometrics standards.

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

Commercial Sector

The principal applications of biometrics in commercial markets are user enrollment and user authentication, with identity proofing also emerging as an application. The types of users that may need to be authenticated or identified in commercial applications include customers, employees, contractors, visitors, healthcare patients, or other parties wishing to establish their identity towards gaining access to information, systems, bank accounts, credit card accounts, events, devices, or buildings or performing trusted transactions.

In commercial markets, biometrics-based solutions compete with more traditional security methods including keys, cards, tokens, passwords, personal identification numbers (“PINs”) and security personnel. The adoption of biometrics by leading vendors of smartphones and other popular consumer products has increased users’ confidence and comfort with biometrics as a convenient and secure means of authentication in place of or in addition to passwords. Biometrics solutions are also being used in commercial markets as a means to enhance identity proofing, sometimes referred to “know-your-customer” (“KYC”) and “know-your-employee” (“KYE”) efforts. KYC and KYE processes are designed to corroborate the identity data claimed by prospective customers and employees with multiple independent sources.

An example of biometrics being used in a KYC process is where a prospective customer uses their mobile phone to apply for a new account. As part of the process, a mobile app or browser is used to collect an image of their face along with an image of their driver’s license (or some other trusted credential). The facial image is analyzed for liveness to detect spoof attempts, and the driver’s license is authenticated to be genuine. The facial image is biometrically matched against the facial image on the driver’s license to corroborate the identity data in the application with that on the trusted credential. The facial image might also be searched against a central biometric database, such as one containing biometric facial images of known fraudsters. It could also be searched against the database of existing account holders. In this way, biometrics can be used to enhance the effectiveness of a KYC process by verifying that the applicant is: i) a live person; ii) the true owner of a trusted, valid credential; iii) not a known fraudster; and iv) not an existing account holder (with either the same or different identity data).

The commercial market for biometrics technology remains nascent. The rate of adoption of biometrics in commercial markets depends upon a number of factors, including: i) performance and introduced levels of friction; ii) reliability of biometric solutions; iii) costs involved in adopting and integrating biometric solutions; iv) public concerns regarding privacy, including potential privacy legislation; and v) standardization efforts by various industry consortia and standards bodies.

Examples of commercial market applications include:

•	Trusted enrollment and authentication processes.
•	User authentication for login and access to mobile devices, mobile apps, desktop computers, networks, and web-based software programs.
•	User authentication for financial transactions in the financial services industry.
•	User authentication for in-person or online purchases in the retail industry.
•	User authentication for physical access to secured buildings and perimeters.
•	User authentication of employees to access private patient information in the healthcare industry.
•	Identity verification of patients in hospital and surgical settings.
•	Identity verification of test takers in the educational testing industry.
•	Identity proofing of prospective customers in the financial services industry.
•	Identity proofing of candidates for pre-employment screening and background checks.
•	Identification of undesirable customers in the gaming industry.

Market Segments: Consumer-Facing and Employee-Facing

The biometrics market may be further segmented into: i) a consumer-facing segment; and ii) an employee-facing segment.

Consumer-Facing segment – The primary applications in the consumer-facing segment are biometric identity proofing and authentication for the purpose of enrollment, onboarding and authentication of customers of commercial organizations, and also for citizens by governments. Adoption of biometrics is stronger where the convenience of a password-free user experience is valued but there is also risk of fraud. Industries that fall into this category include financial services, retail, and healthcare. Healthcare organizations use biometrics in a safety context to prevent patient misidentification and care delivery errors. Government agencies similarly employ citizen-facing biometric identity proofing and authentication solutions in situations where there is potential risk of fraud, such as benefits disbursement and voting.

Employee-Facing segment – The primary applications in the employee-facing segment are enrollment and identity proofing and authentication of employees as a means for screening of new employees, and for user authentication towards securing access for employees and contractors to digital assets against a breach. Applications for employee-facing biometrics are found in both the government and commercial sectors.

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

Examples of companies that offer biometric sensor products include: 1) Qualcomm Technologies, Inc.; 2) Sonavation, Inc.; 3) Synaptics, Inc.; 4) Fingerprint Cards AB; 5) Integrated Biometrics, LLC; 6) Next Biometrics AS and 7) Idemia.

Biometric capture devices

Biometric capture devices are designed to capture and process biometric samples as their primary function. These products may be strictly hardware products or hardware products that also incorporate biometrics software.

Examples of companies that offer biometric capture devices include: 1) Cross Match Technologies, Inc. which was acquired by HID Global Corporation in 2018; 2) Suprema, Inc.; 3) Iris ID Systems, Inc. (“Iris ID”); 4) Precise Biometrics AB (“Precise Biometrics”); 5) Credence ID, LLC; 6) SecuGen Corporation; 7) IrisGuard, Inc. (“IrisGuard”); 8) Aurora Biometrics, Inc. (“Aurora Biometrics”); 9) EyeLock LLC (“EyeLock”); 10) Tascent, Inc.; 11) Idemia; and 12) Iritech, Inc. (“Iritech”).

Software products

Biometrics software products provide functionality that captures, formats, stores, processes, or matches samples of fingerprints, faces, iris, voices and other modalities. Biometrics software is capable of operating on a variety of equipment platforms, including personal computers, smartphones, biometric capture devices, hand-held devices, servers, and mainframe computers.

Examples of companies that offer biometrics software products include: 1) Aware, Inc.; 2) Idemia; 3) Thales Group (“Thales”); 4) NEC Corporation (“NEC”); 5) Cognitec Systems GmbH (“Cognitec”); 6) Neurotechnology; 7) Iritech; 8) Innovatrics s.r.o. (“Innovatrics”); 9) Nuance Communications, Inc.; 10) Precise Biometrics; 11) VoiceTrust GmbH.; 12) Eyelock; 13) BIO-key International, Inc.; 14) Zoloz (formerly known as EyeVerify, Inc.); 15) Iris ID; 16) Dermalog Identification Systems GmbH (“Dermalog”); 17) FacePhi Biometria; and 18) Sensory, Inc.

2)	System integrators

System integrators purchase hardware and software technology and solutions from core biometrics technology vendors and incorporate those components into customized and optimized biometrics systems that they deliver to end-user customers. Historically those end-user customers have been governments, but in recent years system integrators have begun to serve commercial enterprise customers as well. System integrators include large multinationals with a broad range of expertise and the capacity to execute very large projects, as well as smaller system integrators that have more focused expertise on a particular market sector, technology, or geography. Some system integrators have developed their own biometric technologies that they deliver as part of their solutions.

Examples of companies that offer systems integration services and act as a prime contractor include: 1) Northrop Grumman Corporation; 2) Science Applications International Corporation; 3) Hewlett-Packard Enterprise Services; 4) International Business Machines Corporation; 5) Fujitsu Limited; 6) Accenture plc; 7) Unisys Corporation; 8) Leidos, Inc.; and 9) ManTech International Corporation.

3)	Fully integrated solutions suppliers

Fully integrated solutions suppliers are similar to systems integrators in that they deliver customized and optimized biometrics systems to government and commercial enterprise end-user customers. They differ from system integrators in that they use and consume core hardware and software technologies that they developed in-house or acquired from others. Vendors in this category may purchase additional third-party software, but we believe such purchases represent a minor component of the overall systems they deliver.

There are three large global suppliers of fully integrated biometric solutions, including: 1) Idemia; 2) Thales; and 3) NEC. We believe these companies supply a large percentage of the biometric systems that are delivered to government customers around the world.

In addition to these three large suppliers, we would categorize Dermalog and Daon as fully integrated solution providers, but ones that operate on a smaller scale. Aware also has a product and solution portfolio and services capability that enables us to deliver fully integrated solutions. We have acted in this capacity on a limited basis in the past and an element of our strategy is to grow this part of our business in the future.

4)	Biometrics-as-a-service providers

Biometrics service providers have begun to offer a pay-per-transaction biometrics service offering. This service allows organizations to biometrically identify or verify employees, customers, or other individuals relevant to their business. A pay-per-transaction model may be more financially attractive for some organizations as compared to the cost of purchasing, installing and maintaining internal biometrics systems.

Examples of companies offering biometrics services include: 1) Certibio Identidade Biometrica, a wholly-owned subsidiary of Certisign Certificadora Digital S.A. (“Certisign”); 2) Idemia; 3) RightPatient, Inc.; 4) Microsoft Corporation; 5) SkyBiometry (a spin-off from Neurotechnology); 6) BioID GmbH; 7) VoiceIt Technologies, LLC; and 8) Jumio.

5)	Vendors of biometrically-enabled solutions

Vendors of biometrically-enabled solutions provide products that are not principally marketed as biometrics products but include biometric functionality. Biometrics capability is a feature, but not the chief function of these products. Such vendors represent a potential opportunity for core biometrics technology providers as some of them do not own core biometrics technology.

Examples of companies that offer biometrically-enabled smartphone products include: 1) Apple, Inc.; 2) Samsung Electronics Co., Ltd.; and 3) Google, Inc.

Examples of companies that offer secure identification/access solutions that incorporate biometrically-enabled components include: 1) Thales; 2) HID; 3) Entrust Datacard Corporation; and 4) Idemia.

Examples of companies that offer physical access control solutions that may incorporate biometrics include: 1) Honeywell International, Inc.; 2) Tyco International Ltd.; 3) LenelS2 (formed by combination of Lenel and S2 Security both of which were acquired by United Technologies Corp.); 4) Stanley Security Limited; 5) Johnson Controls International Plc; and 6) HID.

Solutions, Services and Products

We sell a broad range of biometrics software products and solutions that perform functions to address our customers’ desired use cases where they are addressing improved security, data protection compliance, improved ROI and efficiencies including:

1.	Enrollment of their workforce for benefits and background checks
2.	Enrollment of their customers for a better experience or improved customer service and security
3.	Law enforcement processing and forensic analysis
4.	Trusted remote enrollment where travel or direct contact is not viable
5.	Trusted transactions and access control

Our biometrics software solutions are built upon robust componentized products that are customer configurable to give them control so they can uniquely address their specific customers’ expectations. These solutions and services facilitate customers with an opportunity for a faster go-to-market process to help reduce their development times and exposure to software support and maintenance risks. Our Solutions and Services are described below.

1)	Integrated Framework and Platform Solutions and Services

1a. Knomi® Mobile Framework

In 2017, we introduced Knomi, a mobile biometric authentication framework offering face, voice and keystroke dynamics. The Knomi mobile biometric authentication framework is built on our hardened biometric component SDK, which is optimized to operate or run on mobile devices, and a server that together enable strong, multi-factor, password-free authentication from a mobile device using biometrics. Knomi offers multiple biometric modality options, including facial recognition, keystroke dynamics, and voice authentication as means to enroll, onboard or authenticate. Banks or any other commercial enterprise can deploy Knomi to enhance their password-based authentication mechanisms, making login to their mobile applications more secure and convenient for their customers and employees. Knomi software components can be used in different combinations and configurations to enable either a server-centric architecture or a device-centric, FIDO® Certified implementation. Knomi is provided as a solution that is available as: 1) a license for a fixed term and price; 2) a subscription-based solution that is available as an enterprise-based, user-based or transaction-based solution or 3) as part of our Indigo™ services solution.

1b. AwareABIS™ Platform

AwareABIS is an Automated Biometric Identification System (“ABIS”) used for large-scale biometric identification and deduplication using fingerprint, face, and iris recognition. It is a highly scalable platform that performs one-to-many search or one-to-one match against large stores of biometrics and other identity data. It does so by deploying biometric data and matching algorithms across a cluster of multiple computing nodes. Extremely large biometric databases (tens of millions of records) cannot be effectively stored or efficiently searched on a single computer. Distributing the data and biometric comparison tasks across multiple machines enables even extremely large databases to be searched in only seconds. AwareABIS enables not only massive biometric search tasks but complex filter, search, match, and link operations critical to data preparation and quality assurance functions such as identity resolution and data deduplication. AwareABIS is built upon several mature, high-performance, field-proven applications, platforms, and algorithms from Aware. AwareABIS is provided as a solution that is available as: 1) a license for a fixed term and price; 2) a subscription-based solution that is available as an enterprise-based, user-based or transaction-based solution; or 3) as part of our Indigo™ services solution.

1c. BioSP™ - Biometric Services Platform

Our Biometric Services Platform solution is called BioSP. BioSP is a service-oriented platform used to enable a biometric system with advanced biometric data processing and management functionality in a web services architecture. It provides workflow, data management and formatting, and other important utilities for large-scale fingerprint recognition, face recognition, and iris recognition systems. BioSP is well suited for applications that require the collection of biometrics throughout a distributed network, and subsequent aggregation, analysis, processing, distribution, matching, and sharing of data with other system components. BioSP is modular, programmable, scalable, and secure, capable of managing all aspects of transaction workflow including messaging, submissions, responses, and logging. BioSP makes extensive use of open-source components and is J2EE-compliant. BioSP is provided as a solution that is available as: 1) a license for a fixed term and price; 2) a subscription-based solutions that is available as an enterprise-based, user-based or transaction-based solution; or 3) as part of our Indigo™ services solution.

1ci. BioSP™ Biometric Services Platform - WebEnroll

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

1d. Astra™ - Cluster-Based Matching Platform

Our cluster-based matching platform product offering is called Astra. Astra is used for large-scale fingerprint recognition, face recognition, iris recognition, and text-based name matching and identity resolution. It is a highly scalable biometric identification and authentication platform that performs one-to-many search or one-to-one match against large stores of biometrics and other identity data. It does so by deploying biometric and text data and matching algorithms across a cluster of multiple computing nodes ASTRA is available as a subcomponent to the AwareABIS or BioSP platforms.

1e. Indigo™

Indigo™ is Aware’s family of cloud-based biometric application programming interfaces (APIs) and turnkey services, each provided as a subscription-based software-as-a-service (SaaS). Indigo|API provides biometric face and fingerprint image analysis, matching, and enrollment functionality; all as granular REST services that can enhance identity systems with biometric functionality. These functions include quality scoring, liveness detection, enrollment, verification, comparison and matching, and searching for fingerprint and face modalities. Indigo turnkey solutions deliver biometric capabilities accessible from a browser on a subscription basis. Indigo is provided as a subscription-based solution that is available as an enterprise-based, user-based or transaction-based solution.

Software products

We additionally sell a broad range of biometrics software products that enable important functions in biometrics systems, including:

1.	Enrollment, analysis, and processing of biometric images and data on workstations or mobile devices.
2.	Integration of peripheral biometric capture devices.
3.	Centralized workflow, transaction processing, and subsystem integration.
4.	Matching of biometric samples against biometric databases to authenticate or verify identities;
5.	Analysis and processing of text-based identity data.

Our biometrics software products range from discrete “building blocks”, such as SDKs, APIs and applications that customers can use to develop their own systems to more complete solutions that customers can use to reduce or eliminate their development times and exposure to software support and maintenance risks. Our products are described below.

2)	Building Blocks: SDKs, APIs, Applications, and Subsystems

2a. Biometric Search & Matching SDKs

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

2b. Biometric Enrollment SDKs and APIs

Our suite of enrollment SDKs and APIs performs a variety of functions that are critical to biometric enrollment, including image capture, image quality assurance, image formatting, image compression and liveness verification. Our enrollment SDK and API products include:

•	Image Capture and Hardware Abstraction – This group of products includes: i) LiveScan API; ii) PreFaceTM; iii) IrisCheckTM; and iv) SequenceCheckTM.

•	Mobile Enrollment and Matching – Aware offers versions of several of our Windows-based products designed to operate on Android and iOS platforms. Our family of mobile SDKs includes: i) Nexa|Face™ Mobile; ii) Nexa|Fingerprint™ Mobile; iii) PreFace™ Mobile; iv) LiveScan API Mobile; v) NISTPack Mobile; vi) WSQ1000 Mobile; vii) AwareXM™ Mobile; and viii) FIDO® Suite. FIDO® Suite is a family of products that are certified by the FIDO Alliance and are interoperable with other FIDO-certified products. Our FIDO Suite includes: i) Aware FIDO® Face Authenticator; ii) Aware FIDO® Face+Voice Authenticator; iii) Aware FIDO® Client; and iv) Aware FIDO® Server. These products are available for Android and iOS devices.

•	Data Formatting and Validation – This group of products includes: i) NISTPack; ii) ICAOPack; and iii) PIVPackTM.

•	Fingerprint Cards – This group of products includes: i) AccuScanTM; and ii) AccuPrintTM, used for scanning and printing of fingerprint cards in accordance with FBI fingerprint image quality standards.

•	Image Compression – This group of products includes: i) Aware WSQ1000; and ii) Aware JPEG2000 for standards-compliant compression and decompression of biometric images.

2c. Identity Text Analytics SDK - Inquire™

Inquire is a SDK that performs fuzzy text-based filtering, searching, matching, and linking functions towards discovery of useful information in identity data. Analysis of text-based identity data is naturally complementary to biometric verification and identification and Inquire is optimized for processing and analysis of data that includes biometrics.

2d. Biometric Applications

Our products in this category combine user interfaces with multiple Aware software products to create more complete applications that operate on client workstations or mobile devices.

Enrollment Applications

•	Our enrollment application products include Universal Registration Client (“URC™”). URC is a configurable Windows-based enrollment application that performs a variety of biometric data capture, analysis, matching, formatting, and hardware abstraction functions.

•	URC|Mobile™ is a software application for capturing fingerprint and facial images on an Android smart phone or tablet using its onboard camera and a tethered fingerprint capture device. It is designed to be used by an enrollment attendant for rapid capture and quality assurance of biometric data and submission to a centralized biometric database for enrollment, search, or authentication.

Our fingerprint card products include FormScannerSE™ and FormScannerMB™. The two products are independent applications that may be used for scanning and processing of inked fingerprint cards.

•	FormScannerSE is designed for one-at-a-time, assisted “scan and entry” processing of fingerprint cards, such as for manual data entry of previously scanned card batches. It can also be used for manual “rework” such as crop region adjustments.

•	FormScannerMB is designed for “multi-batch” scanning of large volumes of cards in an automated fashion and provides features useful for high-volume processing such as support for automatic document feeding and real-time image quality feedback.

Forensic Workstations

Our forensic analysis and quality assurance products include WorkbenchSuiteTM. WorkbenchSuite is a family of ..NET workstation applications that are designed to be used by an operator to analyze and repair or otherwise process digital records containing biometric images and data. Each targets a particular use case and implements workflow carefully designed to best assist analysts in their task. The suite comprises:

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

Application Components

This group of products consists of our BioComponents™ line of products. Our BioComponents products allow customers to develop biometric enrollment applications and solutions more quickly than if they purchased our SDKs. Each product in the group includes a user interface and one or more software libraries that perform a discrete set of functions, such as automated image capture, quality assurance, and capture hardware integration. BioComponents comprise modular, independent, self-contained software components that can operate either independently or in concert with one another. Specific BioComponents products and the functions they perform are:

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

Software maintenance

We also sell software maintenance to many of our customers who purchase our software products and solutions. Software maintenance has historically been made available by contracts that typically have a one-year term during which customers have the right to receive technical support and software updates, if and when they become available for a fixed fee. Software maintenance is also available as part of a subscription-based solution under which customers receive standard software maintenance plus access to upgrades and product enhancements.

Services

We offer a variety of program management and software engineering services, including: i) project planning and management; ii) system and architecture design; iii) software design, development, customization, configuration, and testing; and iv) software integration and installation. Services are typically, but not always, sold in conjunction with our products and solutions and are provided for a fixed fee or as part of a subscription-based fee.

Service engagement deliverables may include: i) complete customer software solutions; ii) one or more subsystems comprised of software products that are integrated within a larger system; iii) custom-configured versions of existing software products; or iv) custom-designed software products. In some cases, the software resulting from service engagements may form the basis for new or improved Aware software solutions and/or products.

Our customers for services include: i) government agencies; ii) large multinational systems integrators; iii) smaller systems integrators with a particular market, technology or geographic focus; and iv) commercial providers of products, solutions, and services for themselves or to their end customers. We provide services directly to end-users or indirectly to end-users through systems integrators or commercial entities. When we provide services to systems integrators, they are often engaged with the end-user as a prime contractor and are responsible for delivery of a complete solution, in which case we typically serve as a subcontractor assigned a subset of the total scope of work.

The scope of our services projects varies. A small project might involve configuration and testing of a single software product, taking a small team one month or less. A large project might involve delivery of a more complex solution comprised of multiple products and subsystems, requiring a larger team to conduct program and project management, system design, software customization and integration, and taking up to one year or more. Some projects are followed by subsequent follow-on projects that serve to change or extend the features and functionality of the initial system.

Sales and Marketing

As of December 31, 2019, we had a total of 13 employees in our sales and marketing organization. In addition to our employee sales staff, we also engage third party sales agents and representatives to sell our products and services in foreign countries.

We sell our products, solutions and services through three principal channels of distribution:

i)	Systems integrator channel – we sell to systems integrators that incorporate our software products and solutions into biometric systems that are delivered primarily to government end users.

ii)	Direct channel – we sell directly to government, as well as commercial customers.

iii)	OEM and VAR channel – we sell to hardware and software solution providers that incorporate our software products into their products for resale or use in their solution offerings.

All of our revenue in 2019, and 2018 was derived from unaffiliated customers. In 2019, one customer represented 16% of total revenue. In 2018, two customers represented 20% and 13%, respectively, of total revenue. No other customer represented 10% or more of total revenue in any of those years.

Competition

The markets for our products, solutions and services are competitive and uncertain. We compete against: i) other companies that provide biometric software solutions; and ii) fully diversified companies that provide biometric software solutions and also act as systems integrators. We can give no assurance that: i) our products and services will succeed in the market; ii) that we will be able to compete effectively; or iii) that competitive pressures will not seriously harm our business.

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

Aware’s Strategy

Our strategy is to capitalize on our strong brand, technology, and expertise to sell biometrics software solutions, products and services into government and commercial markets. We intend to continue to offer a broad portfolio of high-quality, innovative biometrics software solutions, products and services that are coupled with expert technical support and services. We expect to continue to employ a multifaceted distribution strategy using systems integrators, OEMs, VAR’s, partners, and direct and indirect sales to reach end users. We expect to continue to market and sell our products globally.

Our strategy for growing our biometrics business may include one or more of the following elements:

i)	Solutions and Products strategy – An important tenet of our strategy is to offer more complete biometrics solutions. We believe this strategy will allow us to sell more software and services into biometrics projects with additional value add. We recognized the need to make this transition several years ago and developed new products to enable this strategy. We intend to increase our focus on enabling partners and OEMs to utilize our more complete biometric solutions.

Our strategy to offer complete solutions involves:

•	Product line expansion - We have developed solutions based on our robust and advanced components and products. Our aim is to expand our product portfolio by adding new products and increasing the functionality of existing products using our internal engineering teams. This means we may add resources to our engineering staff. To the extent we are unable to develop critical new technologies internally, we may purchase or license such technologies from third parties. Alternatively, we may also acquire biometrics companies if we believe the acquisition cost is reasonable relative to the estimated future revenue and profits the acquired company may produce.

•	Engineering services – We believe that services are an important element of our strategy to sell complete solutions into our customers’ environments. We intend to have adequate engineering resources on hand to ensure that we can staff projects with the technical expertise we need to win new projects.

ii)	Market strategy – Our market strategy is to continue efforts on our legacy government biometrics market and to expand further into new commercial biometrics markets. Historically, our revenue has been primarily derived from the federal government biometrics market. We intend to increase our focus on state and local government opportunities within the United States and internationally. We are also seeing increasing opportunities in commercial markets including financial services and retail globally, as well as other emerging opportunities in automotive, healthcare and network security.

We believe the evolution of commercial markets over the past few years may present additional mobile authentication and enterprise opportunities. To that end, we have enhanced our solution and product portfolio to enable us to participate in these markets.

iii)	Sales strategy – While the United States remains a large market, we believe there are attractive growth opportunities in international markets. We intend to continue our focus on international markets and pursue opportunities in those markets through our sales staff and third-party sales agents and representatives.

As we attempt to grow our biometrics business, we may make investments in growth initiatives, such as those described above, that may cause our profitability to decline in the near term.

Backlog

We had $5.1 million of backlog on December 31, 2019. We define backlog as revenue items in deferred revenue and undelivered orders in our backlog report. Total backlog of $5.1 million included: i) $4.6 million of software maintenance revenue of which approximately $3.2 million is expected to be recognized during 2020; ii) $0.1 million of software license revenue that we anticipate will be recognized during 2020 and iii) $0.4 million of services revenue of which approximately $0.2 million is expected to be recognized during 2020.

Research and Development

Our US-based research and development activities are focused on enhancing our existing products, solutions and services. Our engineering organization is based in Bedford, Massachusetts. As of December 31, 2019, we had an engineering and research staff of 46 employees, representing 65% of our total employee staff.

Patents and Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2019, we had approximately 104 U.S. and foreign patents and approximately 35 pending patent applications. Our patents and patent applications pertain primarily to biometrics and imaging compression.

Although we have patented certain aspects of our technology, we rely primarily on trade secrets to protect our intellectual property. We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through security measures. Each of our employees is required to sign a non-disclosure agreement. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful. In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries.

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

Manufacturing & Systems Integration

We do not design or manufacture hardware products, however we have provided systems integration services for one U.S. government customer and are equipped to provide added value solutions to future customers. Our systems integration activities include: i) procuring hardware and software components from third party suppliers; ii) installing and integrating Aware and third-party software on the purchased or supplied hardware; and iii) testing products and solutions for quality assurance prior to shipment.

To the extent we receive any more orders for hardware or integrated systems or solutions revenue in the future, we expect to be dependent on suppliers for certain critical hardware and software components. Our dependence on potential single source suppliers involves several risks, including limited control over availability, quality, and delivery schedules. Any delays in delivery or shortages of such components could cause delays in the shipment of our products, which could harm our business.

Employees

At December 31, 2019, we employed 71 people, including 46 in engineering and research, 13 in sales and marketing, and 12 in finance and administration. Of these employees, 67 were based in Massachusetts. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

A component of our strategy to grow revenue includes expansion into commercial markets. To date, biometrics technology has received only limited acceptance in such markets. Although the recent appearance of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are still in the process of developing and evolving. Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers, passwords and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including: i) the performance and reliability of biometric solutions; ii) costs involved in adopting and integrating biometric solutions; iii) public concerns regarding privacy; and iv) potential privacy legislation.

For these reasons, we are uncertain whether there will be significant demand for biometrics technology from commercial markets. Moreover, even if there is significant demand, there can be no assurance that our biometrics products will achieve market acceptance.

We derive a significant portion of our revenue from third party channel partners.

Our future results depend upon the continued successful distribution of our products through a channel of systems integrators and OEM partners. Systems integrators, including VARs, use our software products as a component of the biometrics systems they deliver to their customers. OEMs embed our software products in their technology devices or software products. These channel partners typically sell their products and services to government customers.

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

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications that currently compete with or will compete directly with our offerings. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•	Diversified technology providers that offer integrated biometrics solutions to governments, law enforcement agencies and other organizations. This group of competitors includes companies such as Idemia, Thales, and NEC.

•	Component providers that offer biometrics software and hardware components for fingerprint, facial, iris and voice biometric identification. This group of competitors includes companies such as Cognitec, Neurotechnology, Iritech, FaceTec, Dermalog, DataWorksPlus, Nuance Communications, Inc. and Innovatrics.

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

Part of our future business is dependent on market demand for, and acceptance of, the cloud-based model for the use of software

We expect to derive a growing percentage of our revenue from the sale of cloud-based services. As a result, widespread acceptance and use of the cloud-based business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software typically run applications on their hardware. Because companies are generally predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to the concept of accessing the functionality that software provides as a service through a third party. If the market for cloud-based, software solutions ceases to grow or grows slower than we currently anticipate, demand for our services could be negatively affected.

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

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success. We regard our technology as proprietary. We rely on a combination of U.S. and worldwide patent, trade secret, copyright, and trademark law as well as confidentiality agreements to protect our proprietary technology and cannot assure you that we will be able to enforce the patents we own against third parties. Some foreign countries do not currently provide effective legal protection for intellectual property and our ability to prevent the unauthorized use of our products in those countries is therefore limited. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business would thus be harmed.

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

Extensive regulation by federal, state, and foreign regulatory agencies could adversely affect us in ways that are difficult for us to predict. More specifically, we are subject to regulatory environment changes regarding privacy and data protection that could have a material impact on our results of operations. These regulatory changes may potentially involve new regulatory issues/requirements such as the EU General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), the Illinois Biometric Privacy Act, Texas Statute on the Capture or Use of Biometric Identifier, State of Washington H.B. 1493, and any other state or federal regulations governing the collection, use and storage of biometric data. The potential costs of compliance with or imposed by new/existing regulations and policies that are applicable to us may affect the use of our products and services and could have a material adverse impact on our results of operations.

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

As a public company, we are required to enhance and test our financial, internal and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. Consistent with the Sarbanes-Oxley Act and the rules and regulations of the SEC, management's assessment of our internal controls over financial reporting is required in connection with our filing of our Annual Report on Form 10-K. If we are unable to identify, implement and conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover weaknesses or other issues with these controls that could also result in adverse investor reaction.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to materially impact us or our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE.

As of February 11, 2020, we had approximately 80 shareholders of record. This number does not include shareholders from whom shares were held in a “nominee” or “street” name. We paid no dividends in 2019 or 2018. We anticipate that we will continue to reinvest any earnings to finance future operations although we may also pay special cash dividends if our board of directors deems it appropriate.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2019.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2019	-	-	-	9,027,008
November 1 through 30, 2019	20,709	$3.25	20,709	8,959,777
December 1 through 31, 2019	32,334	$3.61	32,334	-

(1) On April 24, 2018, we issued a press release announcing that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2019. During the three months ended December 31, 2019, we purchased 53,043 shares under this plan at an aggregate purchase price of $184,022.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of income and comprehensive income stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2019	2018
Software licenses	38%	50%
Software maintenance	43	33
Services	19	17
Total revenue	100	100

Costs and expenses:
Cost of services	10	8
Research and development	65	44
Selling and marketing	30	26
General and administrative	29	20
Total costs and expenses	134	98

Patent related income	-	1

Operating income (loss)	(34)	3
Interest income	8	5
Income (loss) before provision for (benefit from) income taxes	(26)	8
Provision for (benefit from) income taxes	42	-
Net income (loss)	(68)%	8%

Summary of Operations

We are primarily engaged in the development and sale of biometrics products, solutions and services. Our software products are used in government and commercial systems and applications and fulfill a broad range of functions critical to secure biometric enrollment, authentication, identification and transactions. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include: i) user enrollment and authentication used for login to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings; and iv) identity proofing of prospective employees and customers. We sell our biometrics software products and services globally through a multifaceted distribution strategy using systems integrators, OEMs, VARs, partners, and directly to end user customers. We also derive a portion of our revenue from the sale of imaging software licenses to OEMs and systems integrators that incorporate our software into medical imaging products and medical systems.

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the full retrospective transition method.

Summary of Financial Results

We used revenue and operating income (loss) to summarize financial results over the past two years as we believe these measurements are the most meaningful way to understand our operating performance.

2019 compared to 2018

Revenue and operating loss in 2019 were $12.2 million and $4.1 million, respectively, which compared to revenue and operating income in 2018 of $16.1 million and $0.4 million, respectively.

Lower revenue in 2019 as compared to 2018 was primarily due to lower biometrics software license revenue and to a lesser extent lower biometrics services, biometric maintenance and imaging software license revenue. This was partially offset by higher imaging maintenance revenue. Lower operating income in 2019 as compared to 2018 was primarily due to: i) lower revenue in 2019; and ii) higher total costs and expenses in 2019.

Software Licenses

Software licenses consist of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue decreased 43% from $8.0 million in 2018 to $4.6 million in 2019. As a percentage of total revenue, software license revenue decreased from 50% in 2018 to 38% in 2019. The $3.4 million decrease in software license revenue was primarily due to a $3.3 million decrease in biometrics software license sales and a $0.1 million decrease in imaging software license sales. The reasons for the changes in biometrics and imaging software licenses were:

i)	Biometrics software licenses – Biometrics software license sales were $3.8 million in 2019 versus $7.1 million in 2018. The dollar decrease was primarily due to: i) the impact of a software license agreement we entered into with a large commercial customer during the third quarter of 2018, whereas we had no such license sale in 2019; and ii) lower revenue from the software license agreement we entered into with a systems integrator in the second quarter of 2018. We recognized $0.6 million of software license revenue from this agreement in 2019 as compared to $1.8 million in 2018. We also provide engineering services to this systems integrator pursuant to this arrangement. We expect our development effort on this project to continue for approximately one more quarter.

ii)	Imaging software licenses – Imaging software license sales were $0.8 million in 2019 versus $0.9 million in 2018. The dollar decrease was primarily due to lower imaging license sales to our systems integrator customers in 2019.

Software Maintenance

Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue decreased 3% from $5.4 million in 2018 to $5.3 million in 2019. As a percentage of total revenue, software maintenance revenue increased from 33% in 2018 to 43% in 2019. The dollar decrease in software maintenance was primarily due to lower software maintenance revenue from lower initial software license sales.

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

Services decreased 13% from $2.7 million in 2018 to $2.3 million in 2019. As a percentage of total revenue, services increased from 17% in 2018 to 19% in 2019. The dollar decrease in services revenue was primarily due to: i) lower services revenue from our direct US government customers; and ii) lower services revenue related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project. We expect our development effort on this large project to continue for approximately one more quarter.

Services backlog was $0.4 million as of December 31, 2019.

Cost of Software Licenses

Cost of software licenses consists primarily of the cost of third party software included in certain software products delivered to the U.S. Navy (the “Navy”).

Cost of software licenses decreased from $20,000 in 2018 to zero in 2019. The dollar decrease in cost of software licenses was primarily due to our having no sales of software to the Navy in 2019.

Cost of Services

Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services increased 3% from $1.2 million in 2018 to $1.3 million in 2019. Cost of services as a percentage of services revenue increased from 45% in 2018 to 54% in 2019, which means that gross margins decreased from 55% to 46%. The dollar increase in cost of services was primarily due to a large project with a systems integrator that we signed in the second quarter of 2018. The increase was partially offset by lower cost of services due to lower services revenue from our direct US government customers. We anticipate further cost of services from this large project to continue for approximately one more quarter.

Gross margins on services of 46%, and 55%, in 2019 and 2018, respectively, were a function of: i) the nature of the projects; ii) the level of engineering difficulty and labor hours required to complete project tasks; and iii) how much we were able to charge. Gross margins in these years reflect the profitability mix of customer projects. We expect that gross margins on services will continue to fluctuate in future periods based on the nature, complexity, and pricing of future projects.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Years ended December 31,
	2019	2018
Research and development expense	$7,928	$7,105
Cost of services	1,261	1,220
Total engineering costs	$9,189	$8,325

Research and development expense increased 12% from $7.1 million in 2018 to $7.9 million in 2019. As a percentage of total revenue, research and development expense increased from 44% in 2018 to 65% in 2019.

As the table above indicates, total engineering costs increased by $0.9 million in 2019 as compared to 2018. The spending increase was primarily due to higher spending on third-party development costs and to a lesser extent higher employee costs. The increase was partially offset by lower other costs. Higher spending on third-party development costs was primarily due to third-party vendors that were engaged to assist in our software development. Our engineering headcount decreased by one in 2019. We believe our engineering organization was adequately staffed as of December 31, 2019.

As we described in the Part I—Business of this Form 10-K, we intend to introduce new products that will allow us to offer more complete biometrics solutions. We believe this strategy will allow us to sell more software into biometrics systems projects in order to grow our revenue. Our preference is to develop such products internally, however to the extent we are unable to do that, we may purchase or license technologies from third parties. We anticipate that we will continue to focus our future research and development activities on enhancing existing products and developing new products.

Selling and Marketing Expense

Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense decreased 14% from $4.2 million in 2018 to $3.6 million in 2019. As a percentage of total revenue, sales and marketing expense increased from 26% in 2018 to 30% in 2019. The dollar decrease in selling and marketing expense was primarily due: i) to lower sales commissions due to lower revenue, and ii) lower employee costs due to lower headcount. This decrease was slightly offset by higher stock-based compensation expense and higher other costs.

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

General and administrative expense increased 9% from $3.3 million in 2018 to $3.6 million in 2019. As a percentage of total revenue, general and administrative expense increased from 20% in 2018 to 29% in 2019. The increase in general and administrative expense in 2019 was primarily due to: i) higher employee costs due to higher headcount; ii) higher legal fees; iii) higher stock-based compensation expense; and iv) higher consultant fees. The increases were partially offset by lower audit fees and lower bonus expense.

Patent Related Income

The composition of patent related income in 2019 and 2018 was as follows:

We had $49,000 and $69,000 of income from a patent arrangement in the years ended December 31, 2019 and 2018, respectively. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. Such third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. The party reported and we recorded $49,000 and $69,000 of income from this arrangement in the years ended December 31, 2019 and 2018, respectively.

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

Interest Income

Interest income increased 18% from $844,000 in 2018 to $1.0 million in 2019. The dollar increase was primarily due to higher interest rates within our money market accounts.

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

A discussion of income taxes for the years ended December 31, 2019, and 2018 follows:

Year ended December 31, 2019. Total income tax provision for the year ended December 31, 2019 was $5.2 million. The increase in the income tax provision for 2019 was primarily due to the change in valuation allowance for our deferred tax assets.

As of December 31, 2019, we had a total of $6.3 million of deferred tax assets, of which $5.0 million relates to research credit carryforwards. We have assessed the need for a valuation allowance on our deferred tax assets.  We evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. As part of this analysis we have given more weight to recent, historical evidence than future projections as we consider the past more objective. As of the fourth quarter of 2019, we have a cumulative pretax loss over the most recent three-year period including a pretax loss of $3.1 million in 2019. We considered the cumulative loss as of the end of the fourth quarter of 2019 to be significant negative evidence in the overall analysis. Prior to this quarter, we have incurred pretax income cumulatively when calculating it for the twelve most recent quarters, however, the levels of pretax income have been declining in recent periods, most notably as of the fourth quarter of 2019 as a result of certain internal changes.

In September 2019, we appointed a new Chief Executive Officer and, as a result, we reviewed and made changes to our strategy and business plans. As a result, we will be making additional investments in research, product development and sales and marketing including additional headcount. These changes in strategy and additional investment started in the fourth quarter of 2019 and will continue over the proceeding years. Our pretax income forecasts are highly predicated upon new product development and penetrating new markets. Therefore, this evidence is given nominal weight in the analysis compared to the recent history of losses and anticipated investment.

Further, a significant portion of our deferred tax assets relates to federal and state research credits. These credits may only offset 75% of the tax liability after net operating loss carryforwards are utilized and thus, we have the risk that the credits could expire before utilization if sufficient taxable income in the carryforward periods doesn’t exist.

Based upon the information available to us at this time, the above analysis of evidence represents our best estimate regarding the utilization of the deferred tax assets, and we have concluded that it is more likely than not that the deferred tax assets of $6.3 million will not be realized. Therefore, we have recorded a full valuation allowance of $6.3 million against our deferred tax assets during the fourth quarter of 2019. We will continue to monitor the evidence and the realizability of our deferred tax assets in future periods. Should evidence regarding the realizability of our deferred tax assets change at a future point in time, we will adjust the valuation allowance as required.

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

Cash flow from operating activities

In the year ended December 31, 2019, our operating activities used net cash of $2.9 million. In the year ended December 31, 2018, our operating activities provided net cash of $0.7 million. A discussion of cash flow from operating activities for each of the last two years follows:

Year ended December 31, 2019. Cash used by operating activities was $2.9 million in 2019. Cash used by operations was primarily the result of $8.3 million of net loss, and $0.9 million of changes in assets and liabilities. This was partially offset by the add back of $6.3 million of non-cash items for depreciation, amortization, stock-based compensation and deferred tax assets.

Year ended December 31, 2018. Cash provided by operating activities was $0.7 million in 2018. Cash provided by operations was primarily the result of $1.2 million of net income and the add back of $1.0 million of non-cash items for depreciation, amortization and stock-based compensation. Cash from these sources was partially offset by $1.5 million of changes in assets and liabilities.

Cash flow from investing activities

In the years ended December 31, 2019 and 2018, our investing activities used net cash of $0.1 million and $0.2 million, respectively. A discussion of cash flow from investing activities for each of the last two years follows:

Year ended December 31, 2019. Cash used by investing activities of $0.1 million in 2019 consisted of purchases of property and equipment.

Year ended December 31, 2018. Cash used by investing activities of $0.2 million in 2018 consisted of purchases of property and equipment.

We have no material commitments for capital expenditures.

Cash flow from financing activities

In the years ended December 31, 2019 and 2018, our financing activities used net cash of $0.8 million and $0.5 million, respectively. A discussion of cash flow from financing activities for each of the last three years follows:

Year ended December 31, 2019. Cash used in financing activities was $0.8 million in 2019. Financing activity cash usage was primarily the result of $765,000 used to buy back stock under our stock repurchase program and $93,000 used to pay income taxes for employees who surrendered shares in connection with stock grants. Cash used for these purposes was partially offset by $43,000 of cash received from the issuance of stock under our ESPP program.

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

At December 31, 2019, we had cash and cash equivalents of $47.7 million. While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the filing date.

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

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2019 and 2018, none of our contracts contained a significant financing component.

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

The following table presents changes in our contract assets and liabilities during the years ended December 31, 2018 and 2019 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2018
Contract assets:
Unbilled receivables	$1,429	$3,278	$(1,428)	$3,279

Year ended December 31, 2019
Contract assets:
Unbilled receivables	$3,279	$2,638	$(2,602)	$3,315

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Year ended December 31, 2018
Contract liabilities:
Deferred revenue	$2,932	$5,564	$(5,397)	$3,099

Year ended December 31, 2019
Contract liabilities:
Deferred revenue	$3,099	$5,006	$(5,268)	$2,837

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 67% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for software maintenance contracts with a duration greater than one year was $1.4 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets primarily relate to: i) research and development tax credit carryforwards related to excess stock compensation benefits, that are now recorded as tax assets as a result of the adoption of ASU 2016-09, that was effective on January 1, 2017; ii) net operating loss carryforwards; and iii) temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2019, we had a total of $6.3 million of deferred tax assets for which we have recorded a $6.3 million valuation allowance.

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

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aware, Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts
February 18, 2020

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$47,742	$51,612

Accounts receivable (less allowance for doubtful
accounts of $20 at December 31, 2019 and 2018)	2,487	2,010
Unbilled receivables	3,315	3,279
Prepaid expenses and other current assets	256	284
Total current assets	53,800	57,185

Property and equipment, net	3,755	4,085
Deferred tax assets	-	5,171
Total assets	$57,555	$66,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187	$126
Accrued expenses	1,096	1,319
Deferred revenue	2,777	3,024
Total current liabilities	4,060	4,469

Long-term deferred revenue	60	75

Commitments and contingent liabilities (Note 7)

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2019 and 2018; issued and outstanding 21,442,781 as of December 31, 2019 and 21,515,872 as of December 31, 2018	214	215
Additional paid-in capital	96,255	96,376
Accumulated deficit	(43,034)	(34,694)
Total stockholders’ equity	53,435	61,897
Total liabilities and stockholders’ equity	$57,555	$66,441

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2019	2018
Revenue:
Software licenses	$4,599	$8,038
Software maintenance	5,262	5,397
Services	2,343	2,696
Total revenue	12,204	16,131

Costs and expenses:
Cost of software licenses	-	20
Cost of services	1,261	1,220
Research and development	7,928	7,105
Selling and marketing	3,610	4,178
General and administrative	3,583	3,296
Total costs and expenses	16,382	15,819

Patent related income	49	69

Operating income (loss)	(4,129)	381
Interest income	1,000	844
Income (loss) before provision (benefit) for income taxes	(3,129)	1,225
Provision (benefit) for income taxes	5,211	(8)
Net income (loss)	$(8,340)	$1,233

Net income (loss) per share – basic	$(0.39)	$0.06
Net income (loss) per share – diluted	$(0.39)	$0.06

Weighted-average shares - basic	21,523	21,544
Weighted-average shares - diluted	21,523	21,605

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(8,340)	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	441	443
Stock-based compensation	692	580
Deferred tax assets	5,171	(100)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(477)	379
Unbilled receivables	(36)	(1,850)
Prepaid expenses and other current assets	28	(68)
Accounts payable	61	(40)
Accrued expenses	(223)	(82)
Accrued income taxes	-	(2)
Deferred revenue	(262)	167
Net cash provided by (used in) operating activities	(2,945)	660

Cash flows from investing activities:
Purchases of property and equipment	(111)	(206)
Net cash used in investing activities	(111)	(206)

Cash flows from financing activities:
Proceeds from issuance of common stock	43	50
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(92)	(107)
Repurchase of common stock	(765)	(393)
Net cash used in financing activities	(814)	(450)

Increase/(decrease) in cash and cash equivalents	(3,870)	4
Cash and cash equivalents, beginning of year	51,612	51,608

Cash and cash equivalents, end of year	$47,742	$51,612

Supplemental disclosure:
Cash paid for income taxes	$43	$96

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balance at December 31, 2017	21,493	$215	$96,246	$-	$(35,927)	$60,534

Issuance of unrestricted stock	136	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(25)	-	(107)			(107)
Issuance of common stock under employee stock purchase plan	14	-	50			50
Stock-based compensation expense			580			580
Repurchase of common stock	(102)	(1)	(392)			(393)
Net income					1,233	1,233

Balance at December 31, 2018	21,516	215	96,376	-	(34,694)	61,897

Exercise of common stock options	4	-	-			-
Performance share award	30	-	-			-
Issuance of unrestricted stock	140	1	(1)			-
Shares surrendered by employees to pay taxes related to unrestricted stock	(27)	-	(92)			(92)
Issuance of common stock under employee stock purchase plan	14	-	43			43
Stock-based compensation expense			692			692
Repurchase of common stock	(234)	(2)	(763)			(765)
Net loss					(8,340)	(8,340)

Balance at December 31, 2019	21,443	$214	$96,255	$-	$(43,034)	$53,435

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

We are primarily engaged in the development and sale of biometrics products, solutions and services. Our software products are used in government and commercial systems and applications and fulfill a broad range of functions critical to secure biometric enrollment, authentication, identity and transactions. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include: i) user enrollment and authentication used for login to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings; and iv) identity proofing of prospective employees and customers. We sell our biometrics software products and services globally through a multifaceted distribution strategy using systems integrators, original equipment manufacturers (“OEMs”), value added resellers (“VARs”), partners, and directly to end user customers. We also derive a portion of our revenue from the sale of imaging software licenses to OEMs and systems integrators that incorporate our software into medical imaging products and medical systems.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $47.7 million and $51.6 million at December 31, 2019 and December 31, 2018, respectively. We classified our cash equivalents of $46.2 million and $47.9 million as of December 31, 2019 and 2018, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

As of December 31, 2019, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$46,174	$-	$-
Total	$46,174	$-	$-

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

For the years ended December 31, 2019 and 2018, changes to and ending balances of the allowance for doubtful accounts were as follows (in thousands):

	Years ended December 31,
	2019	2018
Allowance for doubtful accounts balance - beginning of year	$20	$20
Additions to the allowance for doubtful accounts	-	-
Deductions against the allowance for doubtful accounts	-	-
Allowance for doubtful accounts balance - end of year	$20	$20

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

The estimated useful lives of assets used by us are:

Building	30 years
Building improvements	5 to 20 years
Furniture and fixtures	5 years
Computer, office& manufacturing equipment	3 years
Purchased software	3 years

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If an impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time. We believe that no significant impairment of our long-lived assets has occurred as of December 31, 2019 and 2018.

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2019 and 2018, none of our contracts contained a significant financing component.

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents changes in our contract assets and liabilities during the years ended December 31, 2018 and 2019 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2018
Contract assets:
Unbilled receivables	$1,429	$3,278	$(1,428)	$3,279

Year ended December 31, 2019
Contract assets:
Unbilled receivables	$3,279	$2,638	$(2,602)	$3,315

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Year ended December 31, 2018
Contract liabilities:
Deferred revenue	$2,932	$5,564	$(5,397)	$3,099

Year ended December 31, 2019
Contract liabilities:
Deferred revenue	$3,099	$5,006	$(5,268)	$2,837

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 67% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations with a duration greater than one year, comprised of software maintenance contracts, was $1.4 million.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact our tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statements of operations.

Capitalization of Software Costs – We capitalize certain internally developed software development costs after technological feasibility of the product has been established. No software costs were capitalized during the years ended December 31, 2019 and 2018, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2019 and 2018, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $47.5 million and $51.4 million, respectively.

Concentration of credit risk with respect to net accounts receivable and unbilled receivables consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable and unbilled receivables at December 31:

	2019	2018
Customer A	72%	46%
Customer B	3%	19%

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

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs – Advertising costs are expensed as incurred and were not material for 2019 and 2018.

Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

None.

Segments – We organize ourselves into a single segment reporting to the chief operating decision maker. We have sales outside of the United States, which are described in Note 8. All long-lived assets are maintained in the United States.

3.	PATENT RELATED INCOME

The composition of patent related income in 2019 and 2018 was as follows:

Years ended December 31, 2019 and 2018. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. The party reported and we recorded $49,000 and $69,000 of income from this arrangement in the years ended December 31, 2019 and 2018, respectively.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2019	2018
Land	$1,056	$1,056
Building and improvements	9,071	9,060
Computer equipment	830	795
Purchased software	117	81
Furniture and fixtures	778	778
Office equipment	100	138
Total	11,952	11,908
Less accumulated depreciation	(8,197)	(7,823)
Property and equipment, net	$3,755	$4,085

Depreciation expense was $0.4 million for the years ended December 31, 2019 and 2018. In 2019 and 2018, we identified $0.1 million of assets no longer in use and retired the assets and related accumulated depreciation.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

We recorded a provision for income taxes in the year ended December 31, 2019 of $5.2 million. We recorded a benefit from income taxes of $8,000 in the year ended December 31, 2018. The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2019	2018
Current:
Federal	8	54
State	32	38
	40	92
Deferred:
Federal	4,965	(22)
State	206	(78)
	5,171	(100)

Provision for (benefit from) income taxes	$5,211	$(8)

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2019	2018
Federal statutory rate	21%	21%
State rate, net of federal benefit	6	6
Tax credits	10	(26)
Permanent adjustments	(1)	1
FDII deduction	-	(4)
Change in valuation allowance	(202)	-
Other	(1)	1
Effective tax rate	(167)%	(1)%

Total income tax provision for the year ended December 31, 2019 was $5.2 million. The increase in the income tax provision for 2019 was primarily due to the change in valuation allowance for our deferred tax assets.

Total income tax benefit for the year ended December 31, 2018 was $8,000. Income tax benefit for 2018 was based on: i) the U.S. statutory rate of 21%, ii) increased by state income taxes and permanent adjustments; and iii) reduced by Foreign-Derived Intangible Income (“FDII”) deduction and research tax credits.

As of December 31, 2019, we had deferred tax assets of $6.3 million for which we recorded a $6.3 million valuation allowance. As of December 31, 2018, we had deferred tax assets of $5.2 million for which we recorded no valuation allowance. The principal components of deferred tax assets were as follows at December 31 (in thousands):

	2019	2018
Depreciation	$354	$327
Stock compensation	115	87
Research and development credits	4,975	4,689
Net operating loss	789	-
Other	92	68
Total	6,325	5,171
Less valuation allowance	(6,325)	-
Deferred tax assets, net	$-	$5,171

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, we had a total of $6.3 million of deferred tax assets, of which $5.0 million relates to research credit carryforwards. We have assessed the need for a valuation allowance on our deferred tax assets.  We evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. As part of this analysis we have given more weight to recent, historical evidence than future projections as we consider the past more objective. As of the fourth quarter of 2019, we have a cumulative pretax loss over the most recent three-year period including a pretax loss of $3.1 million in 2019. We considered the cumulative loss as of the end of the fourth quarter of 2019 to be significant negative evidence in the overall analysis. Prior to this quarter, we have incurred pretax income cumulatively when calculating it for the twelve most recent quarters, however, the levels of pretax income have been declining in recent periods, most notably as of the fourth quarter of 2019 as a result of certain internal changes.

In September 2019, we appointed a new Chief Executive Officer and, as a result, we reviewed and made changes to our strategy and business plans. As a result, we will be making additional investments in research, product development and sales and marketing including additional headcount. These changes in strategy and additional investment started in the fourth quarter of 2019 and will continue over the proceeding years. Our pretax income forecasts are highly predicated upon new product development and penetrating new markets. Therefore, this evidence is given nominal weight in the analysis compared to the recent history of losses and anticipated investment.

Further, a significant portion of our deferred tax assets relates to federal and state research credits. These credits may only offset 75% of the tax liability after net operating loss carryforwards are utilized and thus, we have the risk that the credits could expire before utilization if sufficient taxable income in the carryforward periods doesn’t exist.

Based upon the information available to us at this time, the above analysis of evidence represents our best estimate regarding the utilization of the deferred tax assets, and we have concluded that it is more likely than not that the deferred tax assets of $6.3 million will not be realized. Therefore, we have recorded a full valuation allowance of $6.3 million against our deferred tax assets during the fourth quarter of 2019. We will continue to monitor the evidence and the realizability of our deferred tax assets in future periods. Should evidence regarding the realizability of our deferred tax assets change at a future point in time, we will adjust the valuation allowance as required.

A rollforward of the uncertain tax position that was primarily related to our research and development tax credits is as follows (in thousands):

Uncertain tax positions at December 31, 2017	$998
Increase due to positions taken in prior periods	-
Uncertain tax positions at December 31, 2018	998
Increase due to positions taken in prior periods	10
Uncertain tax positions at December 31, 2019	$1,008

Uncertain tax positions of $0.8 million will impact our tax rate if realized. The difference between this amount and the total uncertain tax positions in the table above is the federal tax effect on state tax credits.

The tax years from 2016 through 2019 are subject to examination by the IRS and the tax years 2003 through 2019 are subject to examination by state tax authorities.

6.	EQUITY AND STOCK COMPENSATION PLANS

Fixed Stock Option Plan – We have one active fixed stock option plan which is our 2001 Nonqualified Stock Plan (“2001 Plan”). We are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock under this plan. As of December 31, 2019, there were 3,976,443 shares available for grant under the 2001 Plan.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options are granted at exercise prices as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Options generally vest over three to five years.

The following table presents stock-based employee compensation expenses included in our consolidated statements of income and comprehensive income (in thousands):

	Years ended December 31,
	2019	2018
Cost of services	$18	$25
Research and development	117	101
Selling and marketing	57	13
General and administrative	500	441
Stock-based compensation expense	$692	$580

Stock-based compensation expense in the preceding table includes expenses associated with grants of: i) stock options, ii) unrestricted shares of our common stock; and iii) performance share awards. The methods used to determine stock-based compensation expense for each type of equity grant are described in the following paragraphs.

Stock Option Grants. For the years ended December 31, 2019 and 2018, we granted stock options for 435,000 and 0 shares of our common stock, respectively. We estimate the fair value of those stock options using the Black-Scholes valuation model.

The Black-Scholes valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We do not estimate our forfeiture rates as the actual forfeiture rate is known at the end of each reporting period due to the timing of our stock option vesting. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted in the year ended December 31, 2019. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Specific assumptions used to determine the fair value of options granted during the year ended December 31, 2019, using the Black-Scholes valuation model were:

Year Ended December 31, 2019
Expected term (1)	6.08-6.18 years
Expected volatility factor (2)	35-46%
Risk-free interest rate (3)	1.51-1.66%
Expected annual dividend yield	n/a

(1) The expected term for each grant was determined based on the simplified method.

(2) The expected volatility for each grant is estimated based on an average of historical volatility over the expected term of the stock options.

(3) The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

Unrestricted Stock Grants. Our 2001 Plan permits us to grant shares of unrestricted stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date. We granted 285,500, and 138,000 shares of unrestricted stock during the years ended December 31, 2019, and 2018, respectively.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting treatment of unrestricted stock awards in 2019 and 2018 is described below:

Year ended December 31, 2019. In March 2019, we granted 143,000 shares of unrestricted stock to directors, officers and employees. The shares were issued in two equal installments shortly after June 30, 2019 and December 31, 2019. We expensed $547,000 of stock-based compensation expense related to this grant in the year ended December 31, 2019. There was no unamortized stock-based compensation charge associated with this stock grant as of December 31, 2019.

We issued shares of common stock related to the March 2019 grant as follows: i) 58,548 net shares of common stock were issued in early July 2019 after employees surrendered 12,952 shares for which we paid $43,000 of withholding taxes on their behalf; and ii) 56,605 net shares of common stock were issued in early January 2020 after employees surrendered 14,895 shares for which we paid $50,000 of withholding taxes on their behalf.

In September 2019, we granted 15,000 shares of unrestricted stock to an officer, the shares are to be issued in one installment shortly after December 31, 2019, provided the grantee is serving as a director, officer or employee on that date. The total stock-based compensation expense related to this grant was $41,000 and was expensed in 2019. We issued 15,000 shares of common stock related to this grant in early January 2020.

In September 2019, we granted 80,000 shares of unrestricted stock to an officer, the shares are to be issued in four equal installments shortly after September 19, 2020, September 19, 2021, September 19, 2022 and September 19, 2023, provided the grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $220,000, of which $16,000 was charged to expense in 2019 and we anticipate the remaining $204,000 will be charged to expense ratably over the next fifteen quarters.

In October 2019, we granted 7,500 shares of unrestricted stock to an officer, the shares are to be issued in one installment shortly after December 31, 2019, provided the grantee is serving as a director, officer or employee on that date. The total stock-based compensation expense related to this grant was $22,000 and was expensed in 2019. We issued 7,500 shares of common stock related to this grant in early January 2020.

In October 2019, we granted 40,000 shares of unrestricted stock to an officer, the shares are to be issued in four equal installments shortly after October 1, 2020, October 1, 2021, October 1, 2022 and October 1, 2023, provided the grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $117,000, of which $7,000 was charged to expense in 2019 and we anticipate the remaining $110,000 will be charged to expense ratably over the next fifteen quarters.

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

Performance Share Awards. In September 2019, we granted 20,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in September 2019 and will be forfeitable if the grantee is not serving as a director, officer or employee on March 19, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant is $55,000, of which $31,000 was charged to expense in 2019 and we anticipate the remaining $24,000 will be charged in the first quarter of 2020.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2019, we granted 10,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in October 2019 and will be forfeitable if the grantee is not serving as a director, officer or employee on April 1, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant is $29,000, of which $15,000 was charged to expense in 2019 and we anticipate the remaining $14,000 will be charged in the first and second quarter of 2020.

A summary of stock option transactions for our fixed stock option plan for the years ended December 31, 2019, and 2018 are presented below:

	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18,000	$2.52	28,000	$2.97
Granted	435,000	$6.00	-	-
Exercised	18,000	$2.52	-	-
Forfeited or cancelled	-	-	(10,000)	3.77
Outstanding at end of year	435,000	$6.00	18,000	$2.52

Exercisable at year end	16,248	$6.00	18,000	$2.52

Total options outstanding at December 31, 2019 were 435,000. 16,248 of those options were vested and had a weighted average exercise price of $6.00.

Options to purchase up to 435,000 shares of our common stock were granted in the year ended December 31, 2019. No options were granted in the year ended December 31, 2018.

At December 31, 2019, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 9.76 and 9.72 years, respectively.

At December 31, 2019, the aggregate intrinsic value of options outstanding and options exercisable was zero. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes the stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$4 to $5	108,750	$4.50	9.7585	4,062	$4.50
$5 to $6	108,750	$5.50	9.7585	4,062	$5.50
$6 to $7	108,750	$6.50	9.7585	4,062	$6.50
$7 to $8	108,750	$7.50	9.7585	4,062	$7.50
	435,000	$6.00	9.7585	16,248	$6.00

At December 31, 2019, unrecognized compensation expense related to non-vested stock options was approximately $256,000, which is expected to be recognized over a weighted average period of 3.75 years.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period. There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature, and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period. Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at any time by the employee and automatically ends on termination of employment. A total of 350,000 shares of common stock have been reserved for issuance. As of December 31, 2019 there were 39,023 shares available for future issuance under the ESPP Plan. We issued 13,699, and 13,667 common shares under the ESPP Plan in 2019, and 2018, respectively.

Share Purchases - On April 24, 2018, we announced that our Board of Directors had approved a program authorizing the Company to purchase up to $10 million of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. Shares are retired upon repurchase. The authorization to repurchase our stock expires on December 31, 2019. We repurchased 234,494 shares of common stock under this program for a total cost of $0.8 million during the year ended December 31, 2019.

Since the program commenced in April 2018 and concluded in December 2019, we have repurchased 336,699 shares for a total cost of $1.2 million.

Dividends – We did not pay dividends in the years ended December 31, 2019 and 2018.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2019	2018
United States	$6,091	$7,439
United Kingdom	2,334	4,004
Brazil	876	2,473
Rest of world	2,903	2,215
	$12,204	$16,131

Revenue by product group was (in thousands):

	Year ended December 31,
	2019	2018
Biometrics	$11,170	$15,042
Imaging	1,034	1,089
	$12,204	$16,131

The portion of total revenue that was derived from major customers was as follows:

	Year ended December 31,
	2019	2018
Customer A	16%	20%
Customer B	2%	13%

Revenue by timing of transfer of goods or services for the years ended December 31, 2019 and 2018 was (in thousands):

	Year ended December 31,
	2019	2018
Goods or services transferred at a point in time	$3,812	$5,972
Goods or services transferred over time	8,392	10,159
	$12,204	$16,131

9.	EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were approximately $241,000, and $238,000 in 2019 and 2018, respectively.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2019	2018
Net income (loss)	$(8,340)	$1,233

Shares outstanding:
Weighted-average common shares outstanding	21,523	21,544
Additional dilutive common stock equivalents	-	61
Diluted shares outstanding	21,523	21,605

Net income (loss) per share – basic	$(0.39)	$0.06
Net income (loss) per share - diluted	$(0.39)	$0.06

11.	OFF-BALANCE SHEET ARRANGEMENTS

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 20, 2020 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 20, 2020 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 20, 2020 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our May 20, 2020 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 20, 2020 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a) Financial Statements and Exhibits:

(2) Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).
4.1†	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
10.1*	1996 Employee Stock Purchase Plan, as amended and restated (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005 and incorporated herein by reference).
10.2*	Form of Indemnification Agreement for Directors and Officers of Aware, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 22, 2011 and incorporated herein by reference).
10.3*	2001 Nonqualified Stock Plan (filed as Exhibit 99(d)(4) to the Company’s Schedule TO filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference).
10.4*	Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors prior to May 21, 2008 (filed as Exhibit 10.6 to Company’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.5*	Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors from and after May 21, 2008 (filed as Exhibit 10.8 to Company’s Form 8-K on May 22, 2008 and incorporated herein by reference)
10.6*	Form of Unrestricted Stock Award for outside directors of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.1 to Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).
10.7*	Form of Unrestricted Stock Award for officers of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.2 to Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).
10.8	Asset Purchase Agreement by and between Aware, Inc. and Lantiq Broadband Holdco, Inc. and Lantiq Deutschland GmbH dated October 14, 2009 (filed as Exhibit 10.8 to Company’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.9*	Form of Unrestricted Stock Award for executive officers and directors of Aware, Inc. under the 2001 Nonqualified Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2013 and incorporated herein by reference).
10.10*	Form of Change in Control Retention Agreement between Aware, Inc. and Kevin T. Russell (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2015 and incorporated herein by reference).
10.11*	Form of Change in Control Retention Agreement between Aware, Inc. and David J. Martin (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2017 and incorporated herein by reference).
10.12	Transaction between Aware, Inc. and Richard P. Moberg as described in Form 8-K as filed by Aware, Inc. with the Securities and Exchange Commission on March 9, 2017 and incorporated herein by reference.
10.13*	Aware, Inc. 2019 Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 27, 2019 and incorporated herein by reference).
10.14*	Employment Agreement between Aware, Inc. and Robert A. Eckel (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 19, 2019 and incorporated herein by reference).
10.15*	Performance Share Award Agreement between Aware, Inc. and Robert A. Eckel (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 19, 2019 and incorporated herein by reference).
10.16*	Employment Agreement between Aware, Inc. and Kevin T. Russell (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 19, 2019 and incorporated herein by reference).
10.17*	Employment Agreement between Aware, Inc. and Robert M. Mungovan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 1, 2019 and incorporated herein by reference).
10.18*	Performance Share Award Agreement between Aware, Inc. and Robert M. Mungovan (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 1, 2019 and incorporated herein by reference).
10.19*	Employment Agreement between Aware, Inc. and Mohamed Lazzouni (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 19, 2019 and incorporated herein by reference).
10.20*	Aware, Inc. Q4 2019 Executive Bonus Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 19, 2019 and incorporated herein by reference).
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2019 and December 31, 2018; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and December 31, 2018; and (v) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan.

† Filed herewith

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
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of February 2020.

Signature	Title

/s/ Robert A. Eckel	Chief Executive Officer, President & Director
Robert A. Eckel	(Principal Executive Officer)

/s/ David J. Martin	Chief Financial Officer
David J. Martin	(Principal Financial and Accounting Officer)

/s/ Kevin T. Russell	Chief Legal and Administrative Officer & Director
Kevin T. Russell

/s/ Brent P. Johnstone	Chairman of the Board & Director
Brent P. Johnstone

/s/ John S. Stafford, III	Director
John S. Stafford, III

/s/ Adrian F. Kruse	Director
Adrian F. Kruse

/s/ Brian D. Connolly	Director
Brian D. Connolly

/s/ Richard P. Moberg	Director
Richard P. Moberg

