Form 10-Q
period 2020-03-31
AWARE INC /MA/
filed 2020-05-01
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2020 was 21,521,886.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$46,857	$47,742
Accounts receivable, net	1,939	2,487
Unbilled receivables	3,225	3,315
Prepaid expenses and other current assets	340	256
Total current assets	52,361	53,800

Property and equipment, net	3,909	3,755
Long-term tax receivable	146	-
Total assets	$56,416	$57,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$215	$187
Accrued expenses	1,176	1,096
Deferred revenue	2,573	2,777
Total current liabilities	3,964	4,060

Long-term deferred revenue	44	60

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,521,886 as of March 31, 2020 and 21,442,781 as of December 31, 2019	215	214
Additional paid-in capital	96,287	96,255
Accumulated deficit	(44,094)	(43,034)
Total stockholders’ equity	52,408	53,435

Total liabilities and stockholders’ equity	$56,416	$57,555

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Software licenses	$1,969	$1,537
Software maintenance	1,362	1,355
Services	187	840
Total revenue	3,518	3,732

Costs and expenses:
Cost of services	170	518
Research and development	2,272	1,760
Selling and marketing	1,285	826
General and administrative	1,138	721
Total costs and expenses	4,865	3,825
Patent related income	-	49

Operating loss	(1,347)	(44)
Interest income	148	275
Income (loss) before provision for (benefit from) income taxes	(1,199)	231
Provision for (benefit from) income taxes	(139)	3
Net income (loss)	$(1,060)	$228

Net income (loss) per share – basic	$(0.05)	$0.01
Net income (loss) per share – diluted	$(0.05)	$0.01

Weighted-average shares – basic	21,522	21,565
Weighted-average shares - diluted	21,522	21,582

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,060)	$228
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	132	110
Stock-based compensation	83	14
Deferred tax assets	-	(9)
Changes in assets and liabilities:
Accounts receivable	548	99
Unbilled receivables	90	(639)
Prepaid expenses and other current assets	(84)	(224)
Long-term tax receivable	(146)	-
Accounts payable	28	47
Accrued expenses	80	(105)
Accrued income taxes	-	11
Deferred revenue	(220)	(583)
Net cash used in operating activities	(549)	(1,051)

Cash flows from investing activities:
Purchases of property and equipment	(286)	(20)
Net cash used in investing activities	(286)	(20)

Cash flows from financing activities:
Payments made for taxes of employees who surrendered
shares related to unrestricted stock	(50)	(49)
Repurchase of common stock	-	(78)
Net cash used in financing activities	(50)	(127)

Decrease in cash and cash equivalents	(885)	(1,198)
Cash and cash equivalents, beginning of period	47,742	51,612

Cash and cash equivalents, end of period	$46,857	$50,414

Supplemental disclosure:
Cash paid for income taxes	$1	$-

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Three Month Period Ended March 31, 2020

			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2019	21,443	$214	$96,255	($43,034)	$53,435

Issuance of unrestricted stock	94	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(15)	-	(50)	-	(50)
Stock-based compensation expense	-	-	83	-	83
Net loss	-	-	-	(1,060)	(1,060)

Balance at March 31, 2020	21,522	$215	$96,287	($44,094)	$52,408

Three Month Period Ended March 31, 2019

			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2018	21,516	$215	$96,376	($34,694)	$61,897

Issuance of unrestricted stock	69	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(14)	-	(49)	-	(49)
Stock-based compensation expense	-	-	14	-	14
Repurchase of common stock	(20)	-	(78)	-	(78)
Net income	-	-	-	228	228

Balance at March 31, 2019	21,551	$216	$96,262	($34,466)	$62,012

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A)	Nature of Business. We are a leading provider of software and services to the biometrics industry. Our software products are used in government and commercial biometrics systems, which are capable of determining or verifying an individual’s identity. We also offer engineering services related to software customization, integration, and installation, as well as complete systems development. We sell our biometrics software products and services globally through systems integrators, OEMs, and directly to end user customers. We also derive a portion of our revenue from the sale of imaging software.

B)	Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2019 in conjunction with our 2019 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2020, and of operations and cash flows for the interim periods ended March 31, 2020 and 2019.

The results of operations for the interim period ended March 31, 2020 are not necessarily indicative of the results to be expected for the year.

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

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of March 31, 2020 and 2019, none of our contracts contained a significant financing component.

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

The following table presents changes in our contract assets and liabilities during the three months ended March 31, 2019 and 2020 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2019
Contract assets:
Unbilled receivables	$3,279	$1,059	$(420)	$3,918

Three months ended March 31, 2020
Contract assets:
Unbilled receivables	$3,315	$183	$(273)	$3,225

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended March 31, 2019
Contract liabilities:
Deferred revenue	$3,099	$772	$(1,355)	$2,516

Three months ended March 31, 2020
Contract liabilities:
Deferred revenue	$2,837	$1,148	$(1,368)	$2,617

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 66% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2020 the aggregate amount of the transaction price allocated to remaining performance obligations for software maintenance contracts with a duration greater than one year was $1.4 million.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $46.9 million and $47.7 million as of March 31, 2020 and December 31, 2019, respectively. We classified our cash equivalents of $46.3 million and $46.2 million as of March 31, 2020 and December 31, 2019, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

As of March 31, 2020, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values included the following (in thousands):

	Fair Value Measurement at March 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$46,322	$-	$-
Total	$46,322	$-	$-

As of December 31, 2019, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values included the following (in thousands):

	Fair Value Measurement at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$46,174	$-	$-
Total	$46,174	$-	$-

E)	Computation of Earnings per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation. Potential common stock equivalents of 68,681 for the three months ended March 31, 2020 were not included in the per share calculation for diluted earnings per share, because we had a net loss and the effect of their inclusion would be anti-dilutive.

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(1,060)	$228

Shares outstanding:
Weighted-average common shares outstanding	21,522	21,565
Additional dilutive common stock equivalents	-	17
Diluted shares outstanding	21,522	21,582

Net income (loss) per share – basic	$(0.05)	$0.01
Net income (loss) per share - diluted	$(0.05)	$0.01

F)	Stock-Based Compensation. The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2020	2019

Cost of services	$1	$1
Research and development	4	3
Selling and marketing	25	-
General and administrative	53	10
Stock-based compensation expense	$83	$14

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

We did not grant any stock options during the three months ended March 31, 2019 or 2020.

Unrestricted Stock Grants. We also grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We granted shares of unrestricted stock in 2020 and 2019 that affected financial results for the three month periods ended March 31, 2020 and 2019. The accounting treatment of unrestricted stock awards is described below:

On March 27, 2020, we granted 210,000 shares of unrestricted stock to directors, officers and employees. The shares will be issued in two equal installments shortly after June 30, 2020 and December 31, 2020, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $533,000, of which $10,000 was charged to expense in the three months ended March 31, 2020. We anticipate the remaining $523,000 will be charged to expense ratably over the remaining three quarters of 2020.

In September 2019, we granted 15,000 shares of unrestricted stock to an officer, which were issued in January 2020. The total stock-based compensation expense related to this grant was $41,000 and was expensed in 2019

In September 2019, we granted 80,000 shares of unrestricted stock to an officer, which are to be issued in four equal installments shortly after September 19, 2020, September 19, 2021, September 19, 2022 and September 19, 2023, provided the grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $220,000, of which $16,000 was charged to expense in 2019 and $14,000 was charged to expense in the first quarter of 2020. We anticipate the remaining $190,000 will be charged to expense ratably over the next fourteen quarters.

In October 2019, we granted 7,500 shares of unrestricted stock to an officer, which were issued in January 2020. The total stock-based compensation expense related to this grant was $22,000 and was expensed in 2019.

In October 2019, we granted 40,000 shares of unrestricted stock to an officer, which are to be issued in four equal installments shortly after October 1, 2020, October 1, 2021, October 1, 2022 and October 1, 2023, provided the grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to this grant is $117,000, of which $7,000 was charged to expense in 2019 and $7,000 was charged to expense in the first quarter of 2020. We anticipate the remaining $103,000 will be charged to expense ratably over the next fourteen quarters.

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

Performance Share Award. In September 2019, we granted 20,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in September 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on March 19, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $55,000, of which $31,000 was charged to expense in 2019 and $24,000 was charged to expense in the first quarter of 2020.

In October 2019, we granted 10,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in October 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on April 1, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $29,000, of which $15,000 was charged to expense in 2019 and $14,000 was charged to expense in the first quarter of 2020.

G)	Business Segments. We organize ourselves into a single segment that reports to the chief operating decision maker.

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019

United States	$2,011	$1,723
United Kingdom	687	880
Rest of World	820	1,129
	$3,518	$3,732

Revenue by product group for the three months ended March 31, 2020 and 2019 was (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Biometrics	$3,263	$3,472
Imaging	255	260
	$3,518	$3,732

Revenue by timing of transfer of goods or services for the three months ended March 31, 2020 and 2019 was (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Goods or services transferred at a point in time	$1,952	$1,172
Goods or services transferred over time	1,566	2,560
	$3,518	$3,732

H)	Income Taxes. Income tax benefit was $0.1 million for the three months ended March 31, 2020. Income tax benefit for the three month period ended March 31, 2020 and income tax expense for the three month period ended March 31, 2019 were based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The Act contained specific relief and stimulus measures including allowing net operating losses originating in 2018 through 2020 to be carried back five years to offset taxable income in the carryback period.

Separately, the enactment of the Tax Cut and Jobs Act in 2017 allowed taxpayers to claim a refund for alternative minimum tax credits over a period of years. The CARES Act enacted during the quarter allows for the entire amount of the credit to be refunded in 2020.

We have reviewed the impact of the CARES Act enactment on the income tax provision and have determined that, as a result of the net operating loss carryback provision, we can obtain a tax benefit if we were to carry back the forecasted 2020 net operating loss to the five year carryback period.

The carryback of the estimated loss would result in a refundable alternative minimum tax credit of approximately $736,000 and an increase in research credit carryforwards previously utilized. The alternative minimum tax credit can be refunded in the future, if we decide to carry back the loss reported on the filed 2020 tax return instead of electing to carry the loss forward. Due to the recent loss history and continued uncertainty surrounding our future projections of income, we will benefit from the current year loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

As of the end of the period, we have not made a determination on whether to elect to carry forward the 2020 operating loss, however, the alternative minimum tax refund potential on carryback represents a minimum tax benefit we can obtain from the estimated 2020 loss. We can realize a tax benefit to the extent of the carryback refund potential as it is considered a source of income against which to utilize the 2020 estimated loss.

The total estimated benefit of the alternative minimum tax refund of $736,000 is included in our projection of our annual effective rate and results in a year to date benefit of approximately $146,000 as of March 31, 2020. We recorded the year to date tax benefit as a long term tax receivable.

I)	Income from patent arrangement. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three months ended March 31, 2020, there was no revenue from this arrangement. In the three months ended March 31, 2019, the third party reported and we recorded $49,000 of income from this arrangement.

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

J)	Recently Adopted Accounting Pronouncements. FASB ASU No. 2019-12. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU was issued to reduce the complexity of the reporting information for financial statement users. We adopted the standard on January 1, 2020. The adoption of the standard does not result in any adjustment to our financial statements.

K)	Recent Accounting Pronouncements Not Yet Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for us, as a smaller reporting company, until fiscal year 2023. We are continuing to assess the impact of the standard on our consolidated financial statements.

ITEM 2:

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information. However, we may not be able to predict future events accurately. The risk factors listed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our business.

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

Due to the COVID-19 pandemic we have been unable to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our software solutions, (iii) attend trade shows and conferences which typically generate future sales opportunities or (iv) meet with prospective strategic partners . We believe that these effects caused by the COVID-19 pandemic will likely have an adverse impact on our revenue over the next several quarters.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended March 31, 2020 were $3.5 million and $1.3 million, respectively. These results compared to revenue of $3.7 million and operating loss of $44,000 for the three months ended March 31, 2019. Lower revenue in the current three month period was primarily due to lower services revenue that was partially offset by higher biometrics software license revenue. Higher operating loss in the current three month period was primarily due to lower revenue and higher operating expenses.

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

Software license revenue increased 28% from $1.5 million in the three months ended March 31, 2019 to $2.0 million in the same three month period in 2020. As a percentage of total revenue, software license revenue increased from 41% in the first quarter of 2019 to 56% in the current year quarter. The dollar increase in software license revenue was due to a $0.4 million increase in biometrics software license sales. The reasons for the changes in biometrics and imaging software license sales were:

i)	Biometrics software licenses – Biometrics software license sales were $1.75 million in the first quarter of 2020 versus $1.34 million in the same quarter last year. The dollar increase was primarily due to higher software license sales to a direct government customer, and to a lesser extent higher revenue from our commercial customers.

ii)	Imaging software licenses – Imaging software license sales were $217,000 in the first quarter of 2020 versus $193,000 in the same quarter last year. The dollar increase was primarily due to slightly higher imaging software license sales to our imaging customers.

As described in the strategy section of our Form 10-K for the year ended December 31, 2019, our market strategy is to continue to focus on our legacy government biometrics markets and expand into new commercial biometrics markets. We are unable to predict future revenue from commercial markets as these are emerging markets.

Software maintenance. Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue was $1.4 million for both the three months ended March 31, 2019 and 2020. As a percentage of total revenue, software maintenance revenue increased from 36% in the first quarter of 2019 to 39% in the current year quarter.

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

Services revenue decreased from $0.8 million in the three months ended March 31, 2019 to $0.2 million in the same three month period in 2020. As a percentage of total revenue, services revenue decreased from 23% in the first quarter of 2019 to 5% in the current year quarter.

For the three month period ended March 31, 2020, the dollar decrease in services revenue was primarily due to lower services revenue in the current year quarter related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project, and to a lesser extent lower service revenue due to fewer service projects.

We expect our development effort on this large project to continue for approximately one more quarter.

Services backlog was $0.4 million as of March 31, 2020.

Cost of services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 67% from $518,000 in the three months ended March 31, 2019 to $170,000 in the same three month period in 2020. Cost of services as a percentage of services increased from 62% in the first quarter of 2019 to 91% in the current year quarter, which means that gross margins decreased from 38% to 9%. The dollar decrease in cost of services was primarily due to lower services revenue in the first quarter of 2020.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended March 31,
	2020	2019

Research and development expense	$2,272	$1,760
Cost of services	170	518
Total engineering costs	$2,442	$2,278

Research and development expense increased 29% from $1.8 million in the three months ended March 31, 2019 to $2.3 million in 2020. As a percentage of total revenue, research and development expense increased from 47% in 2019 to 65% in 2020.

As the table immediately above indicates, total engineering costs in the first quarter of 2020 increased by $164,000 compared to the same period last year. The spending increase was primarily due to higher employee costs due to higher headcount, higher recruiting costs and to a lesser extent higher other costs. The increase was partially offset by lower spending on third-party development costs with third-party vendors we engaged to assist in our software development.

We anticipate that we will continue to focus our future research and development activities on enhancing our existing products and developing new products with our internal resources.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense increased 56% from $0.8 million in the three months ended March 31, 2019 to $1.3 million in the same three month period of 2020. As a percentage of total revenue, sales and marketing expense increased from 22% in the first quarter of 2019 to 37% in the corresponding period in 2020. The dollar increase in sales and marketing expense was primarily due to higher employee costs due to higher headcount and to a lesser extent higher spending on sales agents, and higher other costs, including engagement of a third- party marketing firm. The increase was partially offset by lower sales commissions.

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

General and administrative expense increased 58% from $0.7 million in the three months ended March 31, 2019 to $1.1 million in the same three month period in 2020. As a percentage of total revenue, general and administrative expense increased from 19% in the first quarter of 2019 to 32% in the corresponding period in 2020. The increase in general and administrative expense was primarily due to: i) higher employee costs due to higher headcount; ii) higher legal fees; iii) higher recruiting fees; and iv) higher stock-based compensation expense.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three months ended March 31, 2020, there was no revenue from this arrangement. In the three months ended March 31, 2019, the third party reported and we recorded $49,000 of income from this arrangement We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Interest income. Interest income decreased 46% from $275,000 in the three months ended March 31, 2019 to $148,000 in the same three month period in 2020. For the three month period, the dollar decrease in interest income was primarily due to lower interest rates within our money market accounts and to a lesser extent lower cash and cash equivalents balances.

Income taxes. Income tax benefit was $0.1 million for the three months ended March 31, 2020. Income tax benefit for the three month period ended March 31, 2020 was based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The Act contained specific relief and stimulus measures including allowing net operating losses originating in 2018 through 2020 to be carried back five years to offset taxable income in the carryback period.

Separately, the enactment of the Tax Cut and Jobs Act in 2017 allowed taxpayers to claim a refund for alternative minimum tax credits over a period of years. The CARES Act enacted during the quarter allows for the entire amount of the credit to be refunded in 2020.

We have reviewed the impact of the CARES Act enactment on the income tax provision and have determined that, as a result of the net operating loss carryback provision, we can obtain a tax benefit if we were to carry back the forecasted 2020 net operating loss to the five year carryback period.

The carryback of the estimated loss would result in a refundable alternative minimum tax credit of approximately $736,000 and an increase in research credit carryforwards previously utilized. The alternative minimum tax credit can be refunded in the future, if we decide to carry back the loss reported on the filed 2020 tax return instead of electing to carry the loss forward. Due to the recent loss history and continued uncertainty surrounding our future projections of income, we will benefit from the current year loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

As of the end of the period, we have not made a determination on whether to elect to carry forward the 2020 operating loss, however, the alternative minimum tax refund potential on carryback represents a minimum tax benefit we can obtain from the estimated 2020 loss. We can realize a tax benefit to the extent of the carryback refund potential as it is considered a source of income against which to utilize the 2020 estimated loss.

The total estimated benefit of the alternative minimum tax refund of $736,000 is included in our projection of our annual effective rate and results in a year to date benefit of approximately $146,000 as of March 31, 2020. We recorded the year to date tax benefit as a long term tax receivable.

Liquidity and Capital Resources

At March 31, 2020, we had cash and cash equivalents of $46.9 million, which represented a decrease of $0.9 million from December 31, 2019. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $0.5 million in the first three months of 2020. Cash used in operations was primarily the result of $1.1 million of net loss that was partially offset by $0.3 million of changes in assets and liabilities, and the add back of $0.2 million of non-cash items primarily for depreciation, amortization and stock-based compensation.

Cash used in investing activities was $0.3 million in the first three months of 2020. This cash usage consisted of purchases of property and equipment.

Cash used in financing activities was $50,000 in the first three months of 2020. Financing activity cash usage was the result of $50,000 used to pay income taxes for employees who surrendered shares in connection with stock grants.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Recently Adopted Accounting Pronouncements

See Note J to our Consolidated Financial Statements in Item 1.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:

Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 1A:

Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the three months ended March 31, 2020. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Due to the COVID-19 pandemic we have been unable to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our software solutions, (iii) attend trade shows and conferences which typically generate future sales opportunities or (iv) meet with prospective strategic partners . We believe that these effects caused by the COVID-19 pandemic will likely have an adverse impact on our revenue over the next several quarters.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 10.1*	Separation Agreement between Aware, Inc. and David J. Martin (filed as Exhibit 10.1 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020 and incorporated herein by reference).

Exhibit 10.2*	Amendment to Employment Agreement between Aware, Inc. and Kevin T. Russell (filed as Exhibit 10.2 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020 and incorporated herein by reference).

Exhibit 10.3*	Amendment to Employment Agreement between Aware, Inc. and Robert A. Eckel (filed as Exhibit 10.3 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020 and incorporated herein by reference).

Exhibit 10.4*	Aware, Inc. 2020 Executive Bonus Plan (filed as Exhibit 10.4 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020 and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and March 31, 2019, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and March 31, 2019, (iv) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2020 and March 31, 2019, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: May 1, 2020	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date: May 1, 2020	By:	/s/ David J. Martin
David J. Martin
Chief Financial Officer (Principal Financial and Accounting Officer)

