Form 10-Q
period 2020-06-30
AWARE INC /MA/
filed 2020-07-31
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2020 was 21,500,239.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$44,951	$47,742
Accounts receivable, net of allowance for doubtful accounts of $138 and $20 at June 30, 2020 and December 31, 2019, respectively	2,397	2,487
Unbilled receivables	2,018	3,315
Prepaid expenses and other current assets	265	256
Total current assets	49,631	53,800

Property and equipment, net	3,844	3,755
Long-term tax receivable	691	-
Total assets	$54,166	$57,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$284	$187
Accrued expenses	1,870	1,096
Deferred revenue	2,882	2,777
Total current liabilities	5,036	4,060

Long-term deferred revenue	79	60

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,390,466 as of June 30, 2020 and 21,442,781 as of December 31, 2019	214	214
Additional paid-in capital	96,073	96,255
Accumulated deficit	(47,236)	(43,034)
Total stockholders’ equity	49,051	53,435

Total liabilities and stockholders’ equity	$54,166	$57,555

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Software licenses	$409	$1,189	$2,381	$2,725
Software maintenance	1,382	1,320	2,741	2,675
Services	99	503	287	1,344
Total revenue	1,890	3,012	5,409	6,744

Costs and expenses:
Cost of services	164	321	334	839
Research and development	2,422	2,091	4,694	3,851
Selling and marketing	1,180	909	2,466	1,736
General and administrative	1,825	874	2,963	1,595
Total costs and expenses	5,591	4,195	10,457	8,021

Patent related income	-	-	-	49

Operating loss	(3,701)	(1,183)	(5,048)	(1,228)
Interest income	19	278	167	553
Income (loss) before provision for (benefit from) income taxes	(3,682)	(905)	(4,881)	(675)
Provision for (benefit from) income taxes	(541)	33	(680)	35
Net loss	$(3,141)	$(938)	$(4,201)	$(710)

Net loss per share – basic	$(0.15)	$(0.04)	$(0.20)	$(0.03)
Net loss per share – diluted	$(0.15)	$(0.04)	$(0.20)	$(0.03)

Weighted-average shares – basic	21,470	21,537	21,495	21,551
Weighted-average shares – diluted	21,470	21,537	21,495	21,551

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,201)	$(710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	221
Stock-based compensation	313	190
Deferred tax assets	-	(163)
Changes in assets and liabilities:
Accounts receivable	90	(926)
Unbilled receivables	1,297	(380)
Prepaid expenses and other current assets	(9)	50
Long-term tax receivable	(691)	-
Accounts payable	97	41
Accrued expenses	773	(90)
Accrued income taxes	-	124
Deferred revenue	124	(675)
Net cash used in operating activities	(1,944)	(2,318)

Cash flows from investing activities:
Purchases of property and equipment	(352)	(69)
Net cash used in investing activities	(352)	(69)

Cash flows from financing activities:
Proceeds from issuance of common stock	24	22
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(50)	(49)
Repurchase of common stock	(469)	(239)
Net cash used in financing activities	(495)	(266)

Decrease in cash and cash equivalents	(2,791)	(2,653)
Cash and cash equivalents, beginning of period	47,742	51,612

Cash and cash equivalents, end of period	$44,951	$48,959

Supplemental disclosure:
Cash paid for income taxes	$1	$40

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three and Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2019	21,443	$214	$96,255	$(43,034)	$53,435

Issuance of unrestricted stock	94	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(15)	-	(50)	-	(50)
Stock-based compensation expense	-	-	83	-	83
Net loss	-	-	-	(1,060)	(1,060)

Balance at March 31, 2020	21,522	$215	$96,287	$(44,094)	$52,408

Issuance of common stock under employee stock purchase plan	7	-	23	-	23
Stock-based compensation expense	-	-	230	-	230
Repurchase of common stock	(139)	(1)	(468)	-	(469)
Net loss	-	-	-	(3,141)	(3,141)

Balance at June 30, 2020	21,390	$214	$96,072	(47,235)	$49,051

	Three and Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2018	21,516	$215	$96,376	$(34,694)	$61,897

Issuance of unrestricted stock	69	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(14)	-	(49)	-	(49)
Stock-based compensation expense	-	-	14	-	14
Repurchase of common stock	(20)	-	(78)	-	(78)
Net income	-	-	-	228	228

Balance at March 31, 2019	21,551	$216	$96,262	$(34,466)	$62,012

Exercise of common stock options	4	-	-	-	-
Issuance of common stock under employee stock purchase plan	7	-	22	-	22
Stock-based compensation expense	-	-	177	-	177
Repurchase of common stock	(48)	(1)	(161)	-	(162)
Net loss	-	-	-	(938)	(938)

Balance at June 30, 2019	21,514	$215	$96,300	$(35,404)	$61,111

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Description of the Company and Basis of Presentation

Description of the Company

We are a leading provider of software and services to the biometrics industry. Our software products are used in government and commercial biometrics systems, which are capable of determining or verifying an individual’s identity. We offer engineering services related to software configuration, integration, and installation, as well as complete systems development. We sell our biometrics software products and services globally through systems integrators, OEMs, and directly to end user customers. We also derive a portion of our revenue from the sale of imaging software.

Basis of Presentation

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

The accompanying unaudited consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2020, and of operations and cash flows for the interim periods ended June 30, 2020 and 2019.

The results of operations for the interim period ended June 30, 2020 are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of Aware and its subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU was issued to reduce the complexity of the reporting information for financial statement users. We adopted the standard on January 1, 2020. The adoption of the standard did not result in any adjustment to our financial statements.

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

Note 2 – Revenue Recognition

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, we apply the following five step model:

1.	Identify the contract with the customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) each performance obligation is satisfied.

We categorize revenue as software licenses, software maintenance, or services. Revenue from software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. We recognize software maintenance revenue over time on a straight-line basis over the contract period. Services revenue is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met. In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations, which require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis.

In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations, which require an allocation of the transaction price to each distinct performance obligation based on a relative standalone selling price (“SSP) basis. The SSP is the price at which we would sell a promised good or service separately to a customer. The best estimate of SSP is the observable price of a good or service when we sell that good or service separately. A contractually stated price or a list price for a good or service may be the SSP of that good or service. We use a range of amounts to estimate SSP when we sell each of the goods and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various goods and services. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we typically determine the SSP using an adjusted market assessment approach using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual goods and services due to the stratification of those goods and services by customers and circumstances. In these instances, we may use information such as the nature of the customer and distribution channel in determining the SSP.

When software licenses and significant customization engineering services are sold together, they are accounted for as a combined performance obligation, as the software licenses are generally highly dependent on, and interrelated with, the associated customization services and therefore are not distinct performance obligations. Revenue for the combined performance obligation is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted).

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of June 30, 2020 and 2019, none of our contracts contained a significant financing component.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

United States	$1,156	$1,728	$3,167	$3,451
United Kingdom	92	466	779	1,345
Brazil	210	177	491	330
Canada	199	84	337	311
Rest of World	233	557	635	1,307
	$1,890	$3,012	$5,409	$6,744

Revenue by product group for the three and six months ended June 30, 2020 and 2019 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Biometrics	$1,709	$2,877	$4,971	$6,349
Imaging	181	135	438	395
	$1,890	$3,012	$5,409	$6,744

Revenue by timing of transfer of goods or services for the three and six months ended June 30, 2020 and 2019 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Goods or services transferred at a point in time	$409	$957	$2,362	$2,128
Goods or services transferred over time	1,481	2,055	3,047	4,616
	$1,890	$3,012	$5,409	$6,744

Contract Balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by the deferred revenue below until the performance obligation is satisfied.

Our contract assets consist of unbilled receivables. Our contract liabilities consist of deferred (unearned) revenue, which is generally related to software maintenance contracts. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.

The following table presents changes in our contract assets and liabilities during the six months ended June 30, 2019 and 2020 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended June 30, 2019
Contract assets:
Unbilled receivables	$3,918	$409	$(668)	$3,659

Three months ended June 30, 2020
Contract assets:
Unbilled receivables	$3,225	$77	$(1,284)	$2,018

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended June 30, 2019
Contract liabilities:
Deferred revenue	$2,516	$1,228	$(1,320)	$2,424

Three months ended June 30, 2020
Contract liabilities:
Deferred revenue	$2,617	$1,736	$(1,392)	$2,961

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2019
Contract assets:
Unbilled receivables	$3,279	$1,468	$(1,088)	$3,659

Six months ended June 30, 2020
Contract assets:
Unbilled receivables	$3,315	$260	$(1,557)	$2,018

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Six months ended June 30, 2019
Contract liabilities:
Deferred revenue	$3,099	$2,000	$(2,675)	$2,424

Six months ended June 30, 2020
Contract liabilities:
Deferred revenue	$2,837	$2,884	$(2,760)	$2,961

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 58% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for software maintenance contracts with a duration greater than one year was $2.6 million.

Note 3 – Fair Value Measurements

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

Cash and cash equivalents, which primarily include money market mutual funds, were $45.0 million and $47.7 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values included the following (in thousands):

	Fair Value Measurement at June 30, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$43,740	$-	$-
Total	$43,740	$-	$-

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

Note 4 – Computation of Earnings per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation. Potential common stock equivalents were not included in the per share calculation for diluted earnings per share, because we had a net loss and the effect of their inclusion would be anti-dilutive.

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(3,141)	$(938)	$(4,201)	$(710)

Shares outstanding:
Weighted-average common shares outstanding	21,470	21,537	21,495	21,551
Additional dilutive common stock equivalents	-	-	-	-
Diluted shares outstanding	21,470	21,537	21,495	21,551

Net loss per share – basic	$(0.15)	$(0.04)	$(0.20)	$(0.03)
Net loss per share - diluted	$(0.15)	$(0.04)	$(0.20)	$(0.03)

Note 5 – Stock-based compensation

The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Cost of services	$4	$7	$5	$8
Research and development	52	36	56	38
Selling and marketing	48	4	73	4
General and administrative	126	130	179	140
Stock-based compensation expense	$230	$177	$313	$190

Stock Options. We granted stock options for 50,000 shares in the three and six months ended June 30, 2020 and no shares in the three and six months ended June 30, 2019.

Unrestricted Stock Grants. We grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We granted shares of unrestricted stock in 2020 and 2019 that affected financial results for the three and six month periods ended June 30, 2020 and 2019. These grants are described below.

For the three and six months ended June 30, 2020 we granted 33,000 and 243,000 shares of unrestricted stock to directors, officers, and employees, respectively. The shares will be issued in two equal installments shortly after June 30, 2020 and December 31, 2020, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to these grants is $0.7 million, of which $0.2 million was charged to expense in the six months ended June 30, 2020. We anticipate the remaining $0.5 million will be charged to expense ratably over the remaining two quarters of 2020.

In 2019 we granted 285,500 shares of unrestricted stock to directors, officers, and employees. We granted 120,000 shares which will be issued in four equal installments on their anniversary in September and October of 2020, 2021, 2022, and 2023, provided the grantee is serving as a director, officer, or employee on those dates.  We also granted 165,500 shares throughout March, September, and October of 2019.  We issued 71,500 and 94,000 shares shortly after June 30 2019 and December 31, 2019, respectively.  The total stock-based compensation expense related to the 285,500 shares granted in 2019 is $947,000, of which $633,000 was charged to expense in the 2019 and $42,000 was charged to expense in six months ended June 30, 2020. We anticipate the remaining $272,000 will be charged to expense ratably through 2023.

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

Performance Share Award. In September 2019, we granted 20,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in September 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on March 19, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $55,000, of which $31,000 was charged to expense in 2019 and $24,000 was charged to expense in the six months ended June 30, 2020.

In October 2019, we granted 10,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in October 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on April 1, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $29,000, of which $15,000 was charged to expense in 2019 and $14,000 was charged to expense in the six months ended June 30, 2020.

Note 6 – Stock Repurchase Program

On April 30, 2020, the Board of Directors approved a program authorizing the Company to purchase up to $10 million of its common stock of which $0.5 million had been utilized as of June 30, 2020. During the three months ended June 30, 2020, the Company repurchased 139,000 shares of its common stock for $0.5 million. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase Company stock expires on December 31, 2021. Repurchases will be made under the program using the Company’s own cash resources and will been accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified or suspended at any time at the Company’s discretion.

Note 7 – Income Taxes

Income tax benefit was $0.5 million and $0.7 million for the three and six months ended June 30, 2020, respectively. Income tax expense for the three and six month periods ended June 30, 2020 were based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits. The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act contained specific relief and stimulus measures including allowing net operating losses originating in 2018 through 2020 to be carried back five years to offset taxable income in the carryback period.

Separately, the enactment of the Tax Cut and Jobs Act in 2017 allowed taxpayers to claim a refund for alternative minimum tax credits over a period of years. The CARES Act enacted during the first quarter of 2020 allows for the entire amount of the credit to be refunded in 2020.

We have reviewed the impact of the CARES Act enactment on the income tax provision and have determined that, as a result of the net operating loss carryback provision, we can obtain a tax benefit if we were to carry back the forecasted 2020 net operating loss to the five year carryback period.

The carryback of the estimated loss would result in a refundable alternative minimum tax credit of approximately $1.2 million and an increase in research credit carryforwards previously utilized. The alternative minimum tax credit can be refunded in the future, if we decide to carry back the loss reported on the filed 2020 tax return instead of electing to carry the loss forward. Due to the recent loss history, continued investments in the company, and our future projections of income, we will benefit from the current year loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

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

The total estimated benefit of the alternative minimum tax refund of $1.2 million is included in our projection of our annual effective rate and results in a year to date benefit of approximately $0.7 million. We recorded the year to date tax benefit as a long term tax receivable.

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

Due to the COVID-19 pandemic we have been unable to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our software solutions, (iii) attend trade shows and conferences which typically generate future sales opportunities or (iv) meet with prospective strategic partners. We believe that these effects caused by the COVID-19 pandemic adversely impacted our revenue in the second quarter of 2020 and will likely have an adverse impact on our revenue over the next several quarters.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended June 30, 2020 were $1.9 million and $3.7 million, respectively. These results compared to revenue of $3.0 million and operating loss of $1.2 million for the three months ended June 30, 2019. Lower revenue in the current three month period was primarily due to lower license revenue associated with delays caused by the COVID-19 pandemic. Higher operating loss in the current three month period was primarily due to lower revenue and higher operating expenses including previous investment in sales and engineering resources driving growth in new product areas and expenses related to turnover of administrative personnel and COVID-19 remote working costs.

Revenue and operating loss for the six months ended June 30, 2020 were $5.4 million and $5.0 million, respectively. These results compared to revenue of $6.7 million and operating loss of $1.2 million in the six months ended June 30, 2019. Lower revenue was primarily due to lower services revenue. Higher operating loss was primarily due to lower revenue and higher operating expenses including previous investment in sales and engineering resources driving growth in new product areas and expenses related to turnover of administrative personnel and COVID-19 remote working costs.

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

Software license revenue decreased 66% from $1.2 million in the three months ended June 30, 2019 to $0.4 million in the same three month period in 2020. As a percentage of total revenue, software license revenue decreased from 39% in the second quarter of 2019 to 22% in the current year quarter. The $0.8 million decrease in software license revenue was due primarily to a decrease in biometrics software license sales to $0.4 million in the second quarter of 2020 versus $1.1 million in the same quarter last year. The dollar decrease was primarily due to delays in new software procurements caused by the COVID-19 pandemic and lower revenue from the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project with follow-on sales in 2019. We recognized $0.2 million of software license revenue from this agreement in the second quarter of 2019.

As described in the strategy section of our Form 10-K for the year ended December 31, 2019, our market strategy is to continue to focus on our legacy government biometrics markets and expand into new commercial biometrics markets. We are unable to predict future revenue from commercial markets as these are emerging markets.

Software license revenue decreased 13% from $2.7 million in the six months ended June 30, 2019 to $2.4 million in the same six month period in 2020. As a percentage of total revenue, software license revenue increased from 40% in the first six months of 2019 to 44% in the current year six month period. The $0.3 million decrease in software license revenue was primarily due to a $352,000 decrease in biometrics software license sales. The dollar decrease was primarily due to aforementioned delays in new software procurements caused by the COVID-19 pandemic and lower revenue from the aforementioned software license agreement we entered into with a systems integrator in 2018. We recognized $0.4 million of software license revenue from this agreement in the six months ended June 30, 2019. This was partially offset by higher software license sales to other customers.

Software maintenance. Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 5% from $1.3 million in the three months ended June 30, 2019 to $1.4 million in the same three month period in 2020. As a percentage of total revenue, software maintenance revenue increased from 44% in the second quarter of 2019 to 73% in the current year quarter.

Software maintenance revenue increased 2% from $2.68 million in the six months ended June 30, 2019 to $2.74 million in the same six month period in 2020. As a percentage of total revenue, software maintenance revenue increased from 40% for the first six month of 2019 to 51% in the current year six month period.

For the three and six month periods ended June 30, 2020, the slight dollar increase in software maintenance revenue was primarily due to slightly higher retention of maintenance renewals in those periods.

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

Services revenue decreased from $0.5 million in the three months ended June 30, 2019 to $0.1 million in the same three month period in 2020. As a percentage of total revenue, services revenue decreased from 17% in the second quarter of 2019 to 5% in the current year quarter.

For the three month period ended June 30, 2020, the dollar decrease in services revenue was primarily due to lower services revenue in the current year quarter related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project. This decrease was partially offset by higher services revenue from other service customers.

Services revenue decreased 59% from $1.3 million in the six months ended June 30, 2019 to $0.3 million in the same six month period in 2020. As a percentage of total revenue, services revenue decreased from 20% in the first six months of 2019 to 5% in the corresponding period of 2020.

For the six month period ended June 30, 2020, the dollar decrease in services revenue was primarily due to lower services revenue related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project, and lower service revenue from other direct to government customers. The remaining value of the services revenue on this project was $0.1 million as of June 30, 2020 and we expect requests for additional support services on this project related to the impact of COVID-19 delays.

Cost of services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased from $0.3 million in the three months ended June 30, 2019 to $0.2 million in the same three month period in 2020. Cost of services as a percentage of services increased from 64% in the second quarter of 2019 to 166% in the current year quarter, which means that gross margins decreased from 36% to a negative 66%. The decrease in cost of services expense was primarily due to lower service revenue in the second quarter of 2020 resulting from fewer active contracts with services. The decrease in the gross margin was primarily due to timing of costs compared to the recognition of revenue on a project with a customer in Canada.

Cost of services decreased 50% from $0.8 million in the six months ended June 30, 2019 to $0.3 million in the same six month period in 2020. Cost of services as a percentage of services increased from 62% in the first six months of 2019 to 116% in the corresponding period of 2020, which means that gross margins decreased from 38% to a negative 16%. The decrease in cost of services expense was primarily due to lower service revenue in the six months ended June 30, 2020 resulting from fewer active contracts with services during this period. The decrease in the gross margin was primarily due to the aforementioned timing of costs compared to the recognition of revenue on a project with a customer in Canada.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Research and development expense	$2,422	$2,091	$4,694	$3,851
Cost of services	164	321	334	839
Total engineering costs	$2,586	$2,412	$5,028	$4,690

Research and development expense increased 16% from $2.1 million in the three months ended June 30, 2019 to $2.4 million in 2020. As a percentage of total revenue, research and development expense increased from 69% in 2019 to 128% in 2020.

Research and development expense increased from $3.9 million in the six months ended June 30, 2019 to $4.7 million in the same six month period in 2020. As a percentage of total revenue, research and development expense increased from 57% in the first six months of 2019 to 87% in the corresponding period of 2020.

As the table immediately above indicates, total engineering costs in the second quarter of 2020 increased by $0.2 million compared to the same period last year. Total engineering costs increased by $0.3 million for the six months ended June 30, 2020 as compared to the same period last year. For both the three and six month periods, the spending increase was primarily due to higher employee costs due to increased headcount. This increase was partially offset by a decrease in spending on third-party development costs. Lower spending on third-party development costs was primarily due to a decrease in spending with a third-party software development vendor that has been providing services since 2016.

We anticipate that we will continue to focus our future research and development activities on enhancing our existing products and developing new products with our growing internal resources.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense increased 30% from $0.9 million in the three months ended June 30, 2019 to $1.2 million in the same three month period of 2020. As a percentage of total revenue, sales and marketing expense increased from 30% in the second quarter of 2019 to 62% in the corresponding period in 2020. The dollar increase in sales and marketing expense was primarily due to higher employee costs due to increased headcount.

Sales and marketing expense increased 42% from $1.7 million in the six months ended June 30, 2019 to $2.5 million in the same six month period of 2020. As a percentage of total revenue, sales and marketing expense increased from 26% in the first six months of 2019 to 46% in the corresponding period in 2020. The dollar increase in sales and marketing expense was primarily due to higher employee costs due to increased headcount.

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

General and administrative expense increased 109% from $0.9 million in the three months ended June 30, 2019 to $1.8 million in the same three month period in 2020. As a percentage of total revenue, general and administrative expense increased from 29% in the second quarter of 2019 to 97% in the corresponding period in 2020. The increase in general and administrative expense was primarily due to costs related to the COVID-19 pandemic and a turnover of over 50% of our administrative personnel. Costs included $0.3 million of severance expense, $0.1 million of recruiting and other employee transition expenses, $0.1 million of legal fees, $0.1 million of bad debt expense, and $0.1 million computer hardware and software related to remote working.

General and administrative expense increased 86% from $1.6 million in the six months ended June 30, 2019 to $3.0 million in the same six month period in 2020. As a percentage of total revenue, general and administrative expense increased from 24% in the first six months of 2019 to 55% in the corresponding period in 2020. The increase in general and administrative expense was primarily due to costs related to the COVID-19 pandemic and turnover of over 50% of our administrative personnel. Costs included $0.7 million of severance and transition expense, $0.2 million of legal fees, $0.1 million of bad debt expense and $0.2 million computer hardware and software related to remote working.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three and six months ended June 30, 2020, there was no revenue from this arrangement. For three and six months ended June 30, 2019, revenue was $0 and $49,000 respectively from this arrangement. We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Interest income. Interest income decreased 93% from $0.3 million in the three months ended June 30, 2019 to $19,000 in the same three month period in 2020. Interest income decreased 70% from $0.6 million in the six months ended June 30, 2019 to $0.2 million in the same six month period in 2020. For the three and six month periods, the decrease in interest income was primarily due to lower interest rates within our money market accounts as a result of the financial markets response to the COVID-19 pandemic. We expect these lower interest rates to continue for the foreseeable future.

Income taxes. Income tax benefit was $0.5 million and $0.7 million for the three and six months ended June 30, 2020, respectively. Income tax expense for the three and six month periods ended June 30, 2020 were based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The Act contained specific relief and stimulus measures including allowing net operating losses originating in 2018 through 2020 to be carried back five years to offset taxable income in the carryback period.

Separately, the enactment of the Tax Cut and Jobs Act in 2017 allowed taxpayers to claim a refund for alternative minimum tax credits over a period of years. The CARES Act enacted during the first quarter allows for the entire amount of the credit to be refunded in 2020.

We have reviewed the impact of the CARES Act enactment on the income tax provision and have determined that, as a result of the net operating loss carryback provision, we can obtain a tax benefit if we were to carry back the forecasted 2020 net operating loss to the five year carryback period.

The carryback of the estimated loss would result in a refundable alternative minimum tax credit of approximately $1.2 million and an increase in research credit carryforwards previously utilized. The alternative minimum tax credit can be refunded in the future, if we decide to carry back the loss reported on the filed 2020 tax return instead of electing to carry the loss forward. Due to the recent loss history and continued uncertainty surrounding our future projections of income, we will benefit from the current year loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

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

The total estimated benefit of the alternative minimum tax refund of $1.2 million is included in our projection of our annual effective rate and results in a year to date benefit of approximately $0.7 million as of June 30, 2020. We recorded the year to date tax benefit as a long term tax receivable.

Liquidity and Capital Resources

At June 30, 2020, we had cash and cash equivalents of $45.0 million, which represented a decrease of $2.8 million from December 31, 2019. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $1.9 million in the first six months of 2020. Cash used in operations was primarily the result of $4.2 million of net loss that was partially offset by $1.6 million of changes in assets and liabilities, and the add back of $0.6 million of non-cash items primarily for depreciation, amortization and stock-based compensation.

Cash used in investing activities was $0.4 million in the first six months of 2020. This cash usage consisted of purchases of property and equipment primarily for software development.

Cash used in financing activities was $0.5 million in the first six months of 2020. Financing activity cash usage was the primarily the result of $0.5 million used to buy back stock under our stock repurchase program and $0.1 million used to pay income taxes for employees who surrendered shares in connection with stock grants.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Recently Adopted Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements in Item 1.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:

Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 1A:

Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the six months ended June 30, 2020. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Due to the COVID-19 pandemic we have been unable to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our software solutions, (iii) attend trade shows and conferences which typically generate future sales opportunities or (iv) meet with prospective strategic partners . We believe that these effects caused by the COVID-19 pandemic adversely impacted our revenue in the second quarter of 2020 and will likely have an adverse impact on our revenue over the next several quarters.

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

May 2020	84,530	$3.27	84,530	-
June 2020	54,071	$3.59	54,071	$9,529,407

(1) On May 4, 2020, the Company announced that the board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2021. During the three months ended June 30, 2020, we purchased 138,601 shares under this plan at an aggregate purchase price of $470,583.

ITEM 6:

Exhibits

(a) Exhibits

Exhibit 10.1*	Employment Agreement between Aware, Inc. and David B. Barcelo dated May 4, 2020 (filed as Exhibit 10.1 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020 and incorporated herein by reference).

Exhibit 10.2*	Aware, Inc. 2020 Executive Bonus Plan (filed as Exhibit 10.2 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020 and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and June 30, 2019, iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and June 30, 2019, iv) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and June 30, 2019, and v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: July 31, 2020	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date: July 31, 2020	By:	/s/ David B. Barcelo
David B. Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)

