Form 10-Q
period 2020-09-30
AWARE INC /MA/
filed 2020-10-30
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2020 was 21,447,338.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$42,318	$47,742
Accounts receivable, net of allowance for doubtful accounts of $138 and $20 at September 30, 2020 and December 31, 2019, respectively	2,071	2,487
Unbilled receivables	2,227	3,315
Prepaid expenses and other current assets	625	256
Total current assets	47,241	53,800

Property and equipment, net	3,818	3,755
Long-term tax receivable	1,179	-
Total assets	$52,238	$57,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$258	$187
Accrued expenses	1,694	1,096
Deferred revenue	3,016	2,777
Total current liabilities	4,968	4,060

Long-term deferred revenue	25	60

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 21,437,338 as of September 30, 2020 and 21,442,781 as of December 31, 2019	214	214
Additional paid-in capital	96,044	96,255
Accumulated deficit	(49,013)	(43,034)
Total stockholders’ equity	47,245	53,435
Total liabilities and stockholders’ equity	$52,238	$57,555

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Software licenses	$796	$1,138	$3,176	$3,864
Software maintenance	1,368	1,291	4,110	3,965
Services	310	581	597	1,925
Total revenue	2,474	3,010	7,883	9,754

Costs and expenses:
Cost of services	149	267	483	1,106
Research and development	2,332	2,071	7,027	5,922
Selling and marketing	1,306	930	3,771	2,665
General and administrative	1,207	915	4,170	2,510
Total costs and expenses	4,994	4,183	15,451	12,203

Patent related income	-	-	-	49

Operating loss	(2,520)	(1,173)	(7,568)	(2,400)
Interest income	7	253	174	806
Loss before benefit from income taxes	(2,513)	(920)	(7,394)	(1,594)
Benefit from income taxes	(736)	(769)	(1,416)	(733)
Net loss	$(1,777)	$(151)	$(5,978)	$(861)

Net loss per share – basic	$(0.08)	$(0.01)	$(0.28)	$(0.04)
Net loss per share – diluted	$(0.08)	$(0.01)	$(0.28)	$(0.04)

Weighted-average shares – basic	21,476	21,523	21,452	21,541
Weighted-average shares – diluted	21,476	21,523	21,452	21,541

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,978)	$(861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401	331
Stock-based compensation	557	380
Deferred tax assets	-	(758)
Changes in assets and liabilities:
Accounts receivable	416	(1,440)
Unbilled receivables	1,088	(976)
Prepaid expenses and other current assets	(369)	(142)
Long-term tax receivable	(1,179)	-
Accounts payable	71	105
Accrued expenses	599	(64)
Deferred revenue	204	549
Net cash used in operating activities	(4,190)	(2,876)

Cash flows from investing activities:
Purchases of property and equipment	(464)	(78)
Net cash used in investing activities	(464)	(78)

Cash flows from financing activities:
Proceeds from issuance of common stock	23	22
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(89)	(92)
Repurchase of common stock	(704)	(581)
Net cash used in financing activities	(770)	(651)

Decrease in cash and cash equivalents	(5,424)	(3,605)
Cash and cash equivalents, beginning of period	47,742	51,612

Cash and cash equivalents, end of period	$42,318	$48,007

Supplemental disclosure: Cash paid for income taxes	$-	$40

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three and Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2018	21,516	$215	$96,376	($34,694)	$61,897

Issuance of unrestricted stock	69	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(14)	-	(49)	-	(49)
Stock-based compensation expense	-	-	14	-	14
Repurchase of common stock	(20)	0	(78)	-	(78)
Net income	-	-	-	228	228

Balance at March 31, 2019	21,551	$216	$96,262	($34,466)	$62,012

Exercise of common stock options	4	-	-	-	-
Issuance of common stock under employee stock purchase plan	7	-	22	-	22
Stock-based compensation expense	-	-	177	-	177
Repurchase of common stock	(48)	(1)	(161)	-	(162)
Net loss	-	-	-	(938)	(938)
Balance at June 30, 2019	21,514	$215	$96,300	($35,404)	$61,111
Performance share award	20	-	-	-	-
Issuance of unrestricted stock	72	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(13)	-	(43)	-	(43)
Stock-based compensation expense	-	-	190	-	190
Repurchase of common stock	(114)	(1)	(341)	-	(342)
Net loss	-	-	-	(151)	(151)
Balance at September 30, 2019	21,479	$215	$96,105	($35,555)	$60,765

	Three and Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2019	21,443	$214	$96,255	(43,034)	$53,435

Issuance of unrestricted stock	94	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(15)	-	(50)	-	(50)
Stock-based compensation expense	-	-	83	-	83
Net loss	-	-	-	(1,060)	(1,060)

Balance at March 31, 2020	21,552	$215	$96,287	($44,094)	$52,408

Issuance of common stock under employee stock purchase plan	7	-	23	-	23
Stock-based compensation expense	-	-	230	-	230
Repurchase of common stock	(139)	(1)	(468)	-	(469)
Net loss	-	-	-	(3,142)	(3,142)
Balance at June 30, 2020	21,390	$214	$96,072	($47,236)	$49,050
Issuance of unrestricted stock	142	1	(1)	-	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(12)	-	(39)	-	(39)
Stock-based compensation expense	-	-	244	-	244
Repurchase of common stock	(83)	(1)	(232)	-	(233)
Net loss	-	-	-	(1,777)	(1,777)
Balance at September 30, 2020	21,437	$214	$96,044	($49,013)	$47,245

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

The accompanying unaudited consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2020, and of operations and cash flows for the interim periods ended September 30, 2020 and 2019.

The results of operations for the interim period ended September 30, 2020 are not necessarily indicative of the results to be expected for the year.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of September 30, 2020 and 2019, none of our contracts contained a significant financing component.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$1,484	$1,502	$4,652	$4,952
United Kingdom	266	554	1,046	1,900
Brazil	239	174	730	504
Rest of World	485	780	1,455	2,398
	$2,474	$3,010	$7,883	$9,754

Revenue by product group for the three and nine months ended September 30, 2020 and 2019 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Biometrics	$1,956	$2,556	$6,927	$8,905
Imaging	518	454	956	849
	$2,474	$3,010	$7,883	$9,754

Revenue by timing of transfer of goods or services for the three and nine months ended September 30, 2020 and 2019 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Goods or services transferred at a point in time	$896	$1,061	$3,258	$3,189
Goods or services transferred over time	1,578	1,949	4,625	6,565
	$2,474	$3,010	$7,883	$9,754

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

The following table presents changes in our contract assets and liabilities during the nine months ended September 30, 2019 and 2020 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended September 30, 2019
Contract assets:
Unbilled receivables	$3,659	$796	$(200)	$4,255

Three months ended September 30, 2020
Contract assets:
Unbilled receivables	$2,018	$492	$(283)	$2,227

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended September 30, 2019
Contract liabilities:
Deferred revenue	$2,424	$2,514	$(1,290)	$3,648

Three months ended September 30, 2020
Contract liabilities:
Deferred revenue	$2,961	$1,400	$(1,320)	$3,041

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2019
Contract assets:
Unbilled receivables	$3,279	$2,264	$(1,288)	$4,255

Nine months ended September 30, 2020
Contract assets:
Unbilled receivables	$3,315	$752	$(1,840)	$2,227

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Nine months ended September 30, 2019
Contract liabilities:
Deferred revenue	$3,099	$4,514	$(3,965)	$3,648

Nine months ended September 30, 2020
Contract liabilities:
Deferred revenue	$2,837	$4,284	$(4,080)	$3,041

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 63% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for software maintenance contracts with a duration greater than one year was $2.4 million.

Note 3 – Fair Value Measurements

The FASB Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under the FASB Codification are: i) Level 1 – valuations that are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; ii) Level 2 – valuations that are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and iii) Level 3 – valuations that require inputs that are both significant to the fair value measurement and unobservable.

Cash and cash equivalents, which primarily include money market mutual funds, were $42.3 million and $47.7 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values included the following (in thousands):

	Fair Value Measurement at September 30, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$41,447	$-	$-
Total	$41,447	$-	$-

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

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(1,777)	$(151)	$(5,978)	$(861)

Shares outstanding:
Weighted-average common shares outstanding	21,476	21,523	21,452	21,541
Additional dilutive common stock equivalents	-	-	-	-
Diluted shares outstanding	21,476	21,523	21,452	21,541

Net loss per share – basic	$(0.08)	$(0.01)	$(0.28)	$(0.04)
Net loss per share - diluted	$(0.08)	$(0.01)	$(0.28)	$(0.04)

Note 5 – Stock-based compensation

The following table presents stock-based employee compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of services	$4	$6	$9	$15
Research and development	53	38	108	75
Selling and marketing	48	4	121	8
General and administrative	139	142	319	283
Stock-based compensation expense	$244	$190	$557	$380

Stock Options. We granted stock option for 260,000 shares in the three and nine months ended September 30, 2019. We granted stock options for 50,000 shares in the nine months ended September 30, 2020. We did not grant any stock options in the three months ended September 30, 2020.

Unrestricted Stock Grants. We grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We granted shares of unrestricted stock in 2020 and 2019 that affected financial results for the three and nine month periods ended September 30, 2020 and 2019. These grants are described below.

We did not grant any shares of unrestricted stock in the three months ended September 30, 2020. In March and May 2020 we granted an aggregate 243,000 shares of unrestricted stock to directors, officers, and employees. The shares were scheduled to be issued in two equal installments shortly after June 30, 2020 and December 31, 2020, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to these grants is $0.7 million, of which $0.4 million was charged to expense in the nine months ended September 30, 2020. We anticipate the remaining $0.3 million will be charged to expense in the fourth quarter of 2020. We issued 109,773 shares of common stock related to the March and May 2020 grants in early July 2020 after employees surrendered 11,727 shares for which we paid $75,000 of withholding taxes on their behalf.

In 2019 we granted 285,500 shares of unrestricted stock to directors, officers, and employees. We granted 120,000 shares which will be issued in four equal installments on their anniversary in September and October of 2020, 2021, 2022, and 2023, provided the grantee is serving as a director, officer, or employee on those dates.  We also granted 165,500 shares throughout March, September, and October of 2019.  We issued 71,500 and 94,000 shares shortly after September 30 2019 and December 31, 2019, respectively.  The total stock-based compensation expense related to the 285,500 shares granted in 2019 is $947,000, of which $633,000 was charged to expense in the 2019 and $63,000 was charged to expense in the nine months ended September 30, 2020. We anticipate the remaining $251,000 will be charged to expense ratably through 2023. We issued shares of common stock related to the March 2019 grant as follows: i) 58,548 net shares of common stock were issued in early July 2019 after employees surrendered 12,952 shares for which we paid $43,000 of withholding taxes on their behalf; and ii) 56,605 net shares of common stock were issued in early January 2020 after employees surrendered 14,895 shares for which we paid $50,000 of withholding taxes on their behalf. We also issued 20,000 shares of common stock related to a September 2019 grant in September 2020.

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

We issued 109,773 shares of common stock related to the March and May 2020 grant in early July 2020 after employees surrendered 11,727 shares for which we paid $75,000 of withholding taxes on their behalf. We also issued 20,000 shares of common stock related to September 2019 grant in September 2020.

Performance Share Award. In September 2019, we granted 20,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in September 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on March 19, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $55,000, of which $31,000 was charged to expense in 2019 and $24,000 was charged to expense in the nine months ended September 30, 2020.

In October 2019, we granted 10,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in October 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on April 1, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $29,000, of which $15,000 was charged to expense in 2019 and $14,000 was charged to expense in the nine months ended September 30, 2020.

Note 6 – Stock Repurchase Program

On April 30, 2020, the Board of Directors approved a program authorizing the Company to purchase up to $10 million of its common stock, of which $0.7 million had been utilized as of September 30, 2020. During the three and nine months ended September 30, 2020, the Company repurchased 83,000 shares and 222,000 shares of its common stock for $0.2 million and $0.7 respectively. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase Company stock expires on December 31, 2021. Repurchases will be made under the program using the Company’s own cash resources and will been accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified or suspended at any time at the Company’s discretion.

Note 7 – Income Taxes

Income tax benefit was $0.7 million and $1.4 million for the three and nine months ended September 30, 2020, respectively. Income tax expense for the three and nine month periods ended September 30, 2020 were based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits. The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act contained specific relief and stimulus measures including allowing net operating losses originating in 2018 through 2020 to be carried back five years to offset taxable income in the carryback period.

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

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.5 million and an increase in research credit carryforwards previously utilized. The federal tax credit can be refunded in the future, if we decide to carry back the loss reported on the filed 2020 tax return instead of electing to carry the loss forward. Due to the recent loss history, continued investments in the company, and our future projections of income, we will benefit from the current year loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

As of the end of the period, we have not made a determination on whether to elect to carry forward the 2020 operating loss, however, the federal tax refund potential on carryback represents a minimum tax benefit we can obtain from the estimated 2020 loss. We can realize a tax benefit to the extent of the carryback refund potential as it is considered a source of income against which to utilize the 2020 estimated loss.

The total estimated benefit of the federal tax refund of $1.5 million is included in our projection of our annual effective rate and results in a year to date benefit of approximately $1.2 million. We recorded the year to date tax benefit as a long term tax receivable.

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

Due to the COVID-19 pandemic we have been unable to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our software solutions, (iii) attend trade shows and conferences which typically generate future sales opportunities or (iv) meet with prospective strategic partners. We believe that these effects caused by the COVID-19 pandemic adversely impacted our revenue in the second and third quarters of 2020 and will likely have an adverse impact on our revenue over the next several quarters.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended September 30, 2020 were $2.4 million and $2.6 million, respectively. These results compared to revenue of $3.0 million and operating loss of $1.2 million for the three months ended September 30, 2019. Lower revenue in the current three month period was primarily due to lower license and services revenue associated with delays caused by the COVID-19 pandemic. Higher operating loss in the current three month period was primarily due to lower revenue and higher operating expenses including previous investment in sales and engineering resources driving growth in new product areas and expenses related to turnover of administrative personnel and COVID-19 remote working costs.

Revenue and operating loss for the nine months ended September 30, 2020 were $7.8 million and $7.7 million, respectively. These results compared to revenue of $9.8 million and operating loss of $2.4 million in the nine months ended September 30, 2019. Lower revenue was primarily due to lower license and services revenue. Higher operating loss was primarily due to lower revenue and higher operating expenses including previous investment in sales and engineering resources driving growth in new product areas and expenses related to turnover of administrative personnel and COVID-19 remote working costs.

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

Software license revenue decreased 42% from $1.1 million in the three months ended September 30, 2019 to $0.7 million in the same three month period in 2020. As a percentage of total revenue, software license revenue decreased from 38% in the second quarter of 2019 to 28% in the current year quarter. The $0.4 million decrease in software license revenue was due primarily to a decrease in biometrics software license sales to $0.4 million in the third quarter of 2020 versus $0.7 million in the same quarter last year. The dollar decrease was primarily due to delays in new software procurements caused by the COVID-19 pandemic and lower revenue from the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project with follow-on sales in 2019 and 2020. We recognized $0.1 million of software license revenue from this agreement in the third quarter of 2019.

As described in the strategy section of our Form 10-K for the year ended December 31, 2019, our market strategy is to continue to focus on our legacy government biometrics markets and expand into new commercial biometrics markets. We are unable to predict future revenue from commercial markets as these are emerging markets.

Software license revenue decreased 21% from $3.9 million in the nine months ended September 30, 2019 to $3.0 million in the same nine month period in 2020. As a percentage of total revenue, software license revenue decreased from 40% in the first nine months of 2019 to 39% in the current year nine month period. The $0.8 million decrease in software license revenue was primarily due to a $0.7 million decrease in biometrics software license sales. The dollar decrease was primarily due to aforementioned delays in new software procurements caused by the COVID-19 pandemic and lower revenue from the aforementioned software license agreement we entered into with a systems integrator in 2018. We recognized $0.5 million of software license revenue from this agreement in the nine months ended September 30, 2019.

Software maintenance. Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 6% from $1.3 million in the three months ended September 30, 2019 to $1.4 million in the same three month period in 2020. As a percentage of total revenue, software maintenance revenue increased from 43% in the third quarter of 2019 to 58% in the current year quarter.

Software maintenance revenue increased 4% from $4.0 million in the nine months ended September 30, 2019 to $4.1 million in the same nine month period in 2020. As a percentage of total revenue, software maintenance revenue increased from 40% for the first nine months of 2019 to 53% in the current year nine month period.

For the three and nine month periods ended September 30, 2020, the slight dollar increase in software maintenance revenue was primarily due to slightly higher retention of maintenance renewals in those periods.

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

Services revenue decreased from $0.6 million in the three months ended September 30, 2019 to $0.3 million in the same three month period in 2020. As a percentage of total revenue, services revenue decreased from 19% in the third quarter of 2019 to 14% in the current year quarter.

For the three month period ended September 30, 2020, the dollar decrease in services revenue was primarily due to lower services revenue in the current year quarter related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project. This decrease was partially offset by higher services revenue from other service customers.

Services revenue decreased 68% from $1.9 million in the nine months ended September 30, 2019 to $0.6 million in the same nine month period in 2020. As a percentage of total revenue, services revenue decreased from 20% in the first nine months of 2019 to 8% in the corresponding period of 2020.

For the nine month period ended September 30, 2020, the dollar decrease in services revenue was primarily due to lower services revenue related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project, and lower service revenue from other direct to government customers.

Cost of services. Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased from $0.3 million in the three months ended September 30, 2019 to $0.1 million in the same three month period in 2020. Cost of services as a percentage of services decreased from 46% in the second quarter of 2019 to 45% in the current year quarter, which means that gross margins increased from 54% to 55%. The decrease in cost of services expense was primarily due to lower service revenue in the third quarter of 2020 resulting from fewer active contracts with services.

Cost of services decreased 56% from $1.1 million in the nine months ended September 30, 2019 to $0.5 million in the same nine month period in 2020. Cost of services as a percentage of services increased from 57% in the first nine months of 2019 to 78% in the corresponding period of 2020, which means that gross margins decreased from 43% to 22%. The decrease in cost of services expense was primarily due to lower service revenue in the nine months ended September 30, 2020 resulting from fewer active contracts with services during this period. The decrease in the gross margin was primarily due to the aforementioned timing of costs compared to the recognition of revenue on projects.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$2,332	$2,071	$7,027	$5,922
Cost of services	149	267	483	1,106
Total engineering costs	$2,481	$2,338	$7,510	$7,028

Research and development expense increased 13% from $2.1 million in the three months ended September 30, 2019 to $2.3 million in 2020. As a percentage of total revenue, research and development expense increased from 69% in 2019 to 99% in 2020.

Research and development expense increased from $5.9 million in the nine months ended September 30, 2019 to $7.0 million in the same nine month period in 2020. As a percentage of total revenue, research and development expense increased from 61% in the first nine months of 2019 to 90% in the corresponding period of 2020.

As the table immediately above indicates, total engineering costs in the third quarter of 2020 increased by $0.1 million compared to the same period last year. Total engineering costs increased by $0.5 million for the nine months ended September 30, 2020 as compared to the same period last year. For both the three and nine month periods, the spending increase was primarily due to higher employee costs due to increased headcount. This increase was partially offset by a decrease in spending on third-party development costs. Lower spending on third-party development costs was primarily due to a decrease in spending with a third-party software development vendor that has been providing services since 2016.

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

Sales and marketing expense increased 40% from $0.9 million in the three months ended September 30, 2019 to $1.3 million in the same three month period of 2020. As a percentage of total revenue, sales and marketing expense increased from 31% in the third quarter of 2019 to 55% in the corresponding period in 2020. The dollar increase in sales and marketing expense was primarily due to higher employee costs due to increased headcount and contracted sales agents.

Sales and marketing expense increased 42% from $2.7 million in the nine months ended September 30, 2019 to $3.8 million in the same nine month period of 2020. As a percentage of total revenue, sales and marketing expense increased from 27% in the first nine months of 2019 to 49% in the corresponding period in 2020. The dollar increase in sales and marketing expense was primarily due to higher employee costs due to increased headcount and contracted sales agents.

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

General and administrative expense increased 32% from $0.9 million in the three months ended September 30, 2019 to $1.2 million in the same three month period in 2020. As a percentage of total revenue, general and administrative expense increased from 30% in the third quarter of 2019 to 51% in the corresponding period in 2020. The increase in general and administrative expense was primarily due to costs related to the COVID-19 pandemic and higher employee related costs of our administrative personnel.

General and administrative expense increased 66% from $2.5 million in the nine months ended September 30, 2019 to $4.2 million in the same nine month period in 2020. As a percentage of total revenue, general and administrative expense increased from 26% in the first nine months of 2019 to 54% in the corresponding period in 2020. The increase in general and administrative expense was primarily due to costs related to the COVID-19 pandemic and turnover of over 50% our administrative personnel. Costs included $0.7 million of severance and transition expense, $0.2 million of legal fees, $0.1 million of bad debt expense and $0.2 million computer hardware and software related to remote working.

Patent related income. We entered into an arrangement with an unaffiliated third party in 2010 under which we assigned certain patents in return for royalties on proceeds from patent monetization efforts by the third party. The third party has engaged in various patent monetization activities, including enforcement, litigation and licensing. In the three and nine months ended September 30, 2020, there was no revenue from this arrangement. For three and nine months ended September 30, 2019, revenue was $0 and $49,000 respectively from this arrangement. We continue to have a contractual relationship with this third party. However, we are unable to predict how much more income we might receive from this arrangement, if any, because we do not know whether any patent monetization efforts by the third party will be successful.

Interest income. Interest income decreased 97% from $0.3 million in the three months ended September 30, 2019 to $7,000 in the same three month period in 2020. Interest income decreased 78% from $0.8 million in the nine months ended September 30, 2019 to $0.2 million in the same nine month period in 2020. For the three and nine month periods, the decrease in interest income was primarily due to lower interest rates within our money market accounts as a result of the financial markets response to the COVID-19 pandemic. We expect these lower interest rates to continue for the foreseeable future.

Income taxes. Income tax benefit was $0.7 million and $1.4 million for the three and nine months ended September 30, 2020, respectively. Income tax benefit for the three and nine month periods ended September 30, 2020 were based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The Act contained specific relief and stimulus measures including allowing net operating losses originating in 2018 through 2020 to be carried back five years to offset taxable income in the carryback period.

Separately, the enactment of the Tax Cut and Jobs Act in 2017 allowed taxpayers to claim a refund for federal tax credits over a period of years. The CARES Act enacted during the first quarter allows for the entire amount of the credit to be refunded.

We have reviewed the impact of the CARES Act enactment on the income tax provision and have determined that, as a result of the net operating loss carryback provision, we can obtain a tax benefit if we were to carry back the forecasted 2020 net operating loss to the five year carryback period.

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.5 million and an increase in research credit carryforwards previously utilized. The federal tax credit can be refunded in the future, if we decide to carry back the loss reported on the filed 2020 tax return instead of electing to carry the loss forward. Due to the recent loss history and continued uncertainty surrounding our future projections of income, we will benefit from the current year loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

As of the end of the period, we have not made a determination on whether to elect to carry forward the 2020 operating loss, however, the federal tax refund potential on carryback represents a minimum tax benefit we can obtain from the estimated 2020 loss. We can realize a tax benefit to the extent of the carryback refund potential as it is considered a source of income against which to utilize the 2020 estimated loss.

The total estimated benefit of the federal tax refund of $1.5 million is included in our projection of our annual effective rate and results in a year to date benefit of approximately $1.2 million as of September 30, 2020. We recorded the year to date tax benefit as a long term tax receivable.

Liquidity and Capital Resources

At September 30, 2020, we had cash and cash equivalents of $42.3 million, which represented a decrease of $5.4 million from December 31, 2019. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $4.2 million in the first nine months of 2020. Cash used in operations was primarily the result of $6.1 million of net loss that was partially offset by $0.9 million of changes in assets and liabilities, and the add back of $1.0 million of non-cash items primarily for depreciation, amortization and stock-based compensation.

Cash used in investing activities was $0.5 million in the first nine months of 2020. This cash usage consisted of purchases of property and equipment primarily for software development.

Cash used in financing activities was $0.8 million in the first nine months of 2020. Financing activity cash usage was the primarily the result of $0.7 million used to buy back stock under our stock repurchase program and $0.1 million used to pay income taxes for employees who surrendered shares in connection with stock grants.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:

Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 1A:

Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the nine months ended September 30, 2020. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Due to the COVID-19 pandemic we have been unable to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our software solutions, (iii) attend trade shows and conferences which typically generate future sales opportunities or (iv) meet with prospective strategic partners . We believe that these effects caused by the COVID-19 pandemic adversely impacted our revenue in 2020 and will likely have an adverse impact on our revenue over the next several quarters.

ITEM 2:

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 2020	25,889	$2.84	25,889
September 2020	57,012	$2.84	57,012	$9,294,247

(1) On May 4, 2020, the Company announced that the board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2021. During the three and nine months ended September 30, 2020, we purchased 138,601 and 221,502 shares respectively under this plan at an aggregate purchase price of $705,753.

ITEM 6:

Exhibits

(a)  Exhibits

Exhibit 3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

Exhibit 3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and September 30, 2019, iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and September 30, 2019, iv) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and September 30, 2019, and v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date: October 30, 2020	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date: October 30, 2020	By:	/s/ David B. Barcelo
David B. Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)