Form 10-K
period 2020-12-31
AWARE INC /MA/
filed 2021-02-17
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Large Accelerated Filer___   Accelerated Filer_   Non-Accelerated Filer_X_ Smaller Reporting Company_X_  Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $42,826,944.

The number of shares outstanding of the registrant’s common stock as of February 12, 2021 was 21,494,218.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on May 19, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

ITEM 1.   BUSINESS

Company Overview

Aware, Inc. (“Aware”, “we”, “us”, “our”, or the “Company”) is a global leader in biometrics software offerings and solutions. Our portfolio enables government agencies and commercial entities to enroll, identify, authenticate and enable using biometrics, which comprise physiological characteristics, such as fingerprints, faces, irises and voices.

•	Enroll: Register biometric identities into an organization’s secure database
•	Identify: Utilize an organization’s secure database to accurately identify individuals using biometric data
•	Authenticate: Provide frictionless multi-factor, passwordless access to secured accounts and databases with biometric verification
•	Enable: Manage the lifecycle of secure identities through optimized biometric interchanges

We have been engaged in this business since 1993.  Our comprehensive portfolio of biometric solutions is based on innovative, robust products designed explicitly for ease of integration, including customer-managed and integration ready biometric frameworks, platforms, software development kits (SDKs) and services. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include mobile enrollment, user authentication, identity proofing, and secure transaction enablement.

Our products span multiple biometric modalities, including fingerprint, face, iris and voice, and provide interoperable, standards-compliant, field-proven biometric functionality.  Our products are used to capture, verify, format, compress and decompress biometric images as well as aggregate, analyze, process, match and transport those images and templates within biometric systems. For large deployments, we may provide project management and software engineering services. We sell our biometrics software products and services globally through a multifaceted distribution strategy using systems integrators, original equipment manufacturers (OEMs), value added resellers (VARs), partners, and directly to end user customers.

Aware was incorporated in Massachusetts in 1986.  We are headquartered at 40 Middlesex Turnpike in Bedford, Massachusetts, and our telephone number at this address is (781) 276-4000.  Our website address is www.aware.com.  The information on our website is not part of this Form 10-K, unless expressly noted.  Our stock is traded on the Nasdaq Global Market under the symbol AWRE.

Worldwide Coronavirus Pandemic (“COVID-19”)

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. Governor Charlie Baker of Massachusetts ordered all businesses and organizations that do not provide “COVID-19 Essential Services” to close their physical workplaces and facilities to workers, customers and the public as of noon on March 24, 2020. At that time, we took the necessary steps to enable an all-remote workforce. Many of our clients worldwide were similarly impacted. Over time, the restrictions in the state of Massachusetts were eased, or re-tightened, in line with the trends of the pandemic. As of December 31, 2020, we were in a hybrid model with some employees coming into the office and others continuing to work remotely.

The global outbreak of COVID-19 continues to evolve, and the extent to which COVID-19 may have long-term impact on our business and the markets we serve, will depend on future developments—which are highly uncertain and cannot be predicted with confidence, such as the pace of ongoing vaccination efforts in the United States and the rest of the world, the duration of the outbreak, travel restrictions and social distancing measures in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are continuing to monitor the situation with our primary focus on the health and safety of our employees and clients.

Principal Products & Services

We sell a broad range of biometrics software products and solutions that perform functions to address our customers’ desired use cases where they are addressing improved security, data protection compliance and improved ROI and efficiencies including:

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

Integrated Framework and Platform Solutions and Services

Knomi® Mobile Framework

The Knomi mobile biometric authentication framework is built on our hardened biometric SDK component , which are optimized to operate on mobile devices, and a server that together enable strong, multi-factor, password-free authentication from a mobile device using biometrics. Knomi offers multiple biometric modality options, including facial recognition, and voice authentication as means to enroll, onboard or authenticate. Knomi software components can be used in different combinations and configurations to enable either a server-centric architecture, a web-based or a device-centric implementation. Knomi has primarily been sold as a perpetual license and is also available as a fixed term license that is priced based on a usage-based model.

AwareABIS™ Platform

AwareABIS is an Automated Biometric Identification System (“ABIS”) used for large-scale biometric identification and deduplication using fingerprint, face, and iris recognition. Leveraging Aware’s Astra™ and BioSP™ products, AwareABIS is a highly scalable platform that performs one-to-many search or one-to-one match against large stores of biometrics and other identity data. Utilizing highly distributed computing, AwareABIS also enables complex filtering, and linking operations critical to data preparation and quality assurance functions, such as identity resolution and data deduplication of massive biometric databases (tens of millions of records).  The platform is built upon several mature, high-performance, field-proven applications and algorithms from Aware. AwareABIS has primarily been sold as perpetual license and is also available as a fixed term license that is priced based on a usage-based model or the size of the biometric system.

AFIX Suite of Products

Aware’s recently acquired AFIX suite of products is used for small-scale law enforcement focused biometric identification. AFIX Tracker™ supports fingerprint, palmprint and latent print identification, designed to serve between 15,000 and 2 million identities.  AFIX Tracker is ideal for crime scene investigation applications in low to moderate sized community populations. The product provides minutiae-based search capability and can be configured as either a standalone system, or for use with centralized, server-based data stores. AFIX Tracker has primarily been sold as a perpetual license and is also available as a fixed term license that is priced based on a usage-based model or the size of the biometric system.

BioSP™ - Biometric Services Platform

BioSP is a service-oriented platform used to enable a biometric system with advanced biometric data processing and management functionality in a web services architecture. It provides workflow, data management and formatting, and other important utilities for large-scale fingerprint recognition, face recognition, and iris recognition systems. BioSP is well suited for applications that require the collection of biometrics throughout a distributed network, and subsequent aggregation, analysis, processing, distribution, matching, and sharing of data with other system components. BioSP is modular, programmable, scalable, and secure, capable of managing all aspects of transaction workflow, including messaging, submissions, responses, and logging. BioSP has primarily been sold as a perpetual license and is also available as a fixed term license that is priced based on users, transactions, or enterprise wide.

BioSP™ Biometric Services Platform - WebEnroll

WebEnroll is a browser-based biometric enrollment and data management solution available as an enhanced version of BioSP™ that utilizes BioComponents™ for capture of biographic data, fingerprints and facial images in a browser. Each BioComponent performs advanced biometric image autocapture as well as capture device hardware abstraction.  Once images are captured, they are submitted to BioSP, where configurable workflows and modular software applications are used for processing, routing, and storage of each transaction.

Indigo™

Indigo™ is Aware’s family of cloud-based biometric application programming interfaces (APIs) and turnkey services, each provided as a subscription-based software-as-a-service (SaaS). Indigo|API provides biometric face and fingerprint image analysis, matching, and enrollment functionality; all as granular REST services that can enhance identity systems with biometric functionality. These functions include quality scoring, liveness detection, enrollment, verification, comparison and matching, and searching for fingerprint and face modalities. Indigo turnkey solutions deliver biometric capabilities accessible from a browser. Indigo is provided as a subscription-based solution that is available with enterprise-based, usage-based pricing. Going forward, we plan to transition Indigo into a wider SaaS offering.

Software products

We sell a broad range of software components, or “building blocks”, such as SDKs, APIs, and applications that customers use to streamline or develop their systems into more effective solutions.  These building blocks enable important functions including:

1.	Matching of biometric samples against biometric databases.
2.	Enrollment, analysis, and processing of biometric images and identity data on workstations.
3.	Image compression

BioComponents™ bundles our offerings as applications with a user interface.  We also license our software unbundled as building blocks and have primarily sold these offerings as a perpetual license.

Building Blocks: SDKs, APIs, Applications, and Subsystems

Biometric Search & Matching SDKs

Our SDKs consist of: i) multiple software libraries; ii) sample applications that show customers how to use the libraries; and iii) documentation.  Customers use our SDKs to design and develop biometrics applications. Nexa™ is our line of biometric search and match SDKs, including Nexa|Fingerprint™, Nexa|Face™, Nexa|Iris™ and Nexa|Voice™.  These products provide high-performance biometric algorithms for fingerprint, facial, iris and voice identification or authentication. The algorithms in these products convert images into biometric templates, which can then be compared to templates stored in databases to find matches.

In addition to the Nexa line, we also offer AwareXM™, an interoperable fingerprint matching SDK that provides MINEX-certified, INCITS 378-compliant fingerprint minutiae extraction, template generation, and fingerprint authentication.

Biometric Enrollment SDKs and APIs

Our suite of enrollment SDKs and APIs performs functions that are critical to biometric enrollment, including (i) image capture and hardware abstraction, (ii) image quality assurance, (iii) image compression, (iv) mobile enrollment, matching and liveness verification, and (v) fingerprint card processing.

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

Software maintenance

We also provide and sell software maintenance to many of our customers who purchase our software products and solutions.  Software maintenance has historically been made available by contracts that typically have a one-year term during which customers have the right to receive technical support and software updates for a fixed fee, if and when they become available. Software maintenance is also available as part of a subscription-based solution offering under which customers receive standard software maintenance plus access to upgrades and product enhancements.

Services

We provide a variety of program management and software engineering services, including: i) project planning and management; ii) system and architecture design; iii) software design, development, customization, configuration, and testing; and iv) software integration and installation.  Services are sold in conjunction with our products and solutions and are provided for a fixed fee or as part of a subscription-based fee.

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

Our customers for services include: i) government agencies; ii) large multinational systems integrators; iii) smaller systems integrators with a particular market, technology or geographic focus; and iv) commercial partners or providers of products, solutions, and services for themselves or to their end customers.  We provide services directly to end-users or indirectly to end-users through systems integrators or commercial entities or partners.  When we provide services to systems integrators, they are often engaged with the end-user as a prime contractor and are responsible for delivery of a complete solution, in which case we typically serve as a subcontractor assigned a subset of the total scope of work.

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

Distribution Methods

We sell our products, solutions and services through three principal channels of distribution:

i)	Systems integrator channel – we sell to systems integrators that incorporate our software products and solutions into biometric systems that are delivered primarily to government end users.
ii)	Direct channel – we sell directly to government, as well as commercial customers.
iii)

OEM and VAR channel – we sell to hardware and software solution providers that incorporate our software products into their products for resale or use in their solution offerings or integrated software products.

Major Customers

All of our revenue in 2020 and 2019 was derived from unaffiliated customers.  In 2019, one customer represented 16% of total revenue. No other customer represented 10% or more of total revenue in either 2020 or 2019.

Competitive Business Conditions

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

•

Component providers that offer biometrics software and hardware components for fingerprint, facial, iris and voice biometric identification.  This group of competitors includes companies such as FaceTec, Dermalog, and Innovatrics.

We expect competition to intensify in the near term in the biometrics market. Many current and potential competitors have substantially greater financial, marketing, and research resources than we have.  Moreover, low-cost foreign competitors have demonstrated a willingness to sell their products at significantly reduced prices. To compete effectively in this environment, we must continually develop and market new and enhanced solutions and technologies at competitive prices and must have the resources available to invest in significant research and development activities. Our failure to compete successfully could cause our revenues and market share to decline.

Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights.  We have an active program to protect our proprietary technology through the filing of patents.  As of December 31, 2020, we had approximately 121 U.S. and foreign patents and approximately 34 pending patent applications. Our patents and patent applications pertain primarily to biometrics and imaging compression.

Although we have patented certain aspects of our technology, we rely primarily on trade secrets to protect our intellectual property.  We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through security measures.  Each of our employees is required to sign a non-disclosure agreement.  Although we intend to protect our rights vigorously, we cannot guarantee that these measures will be successful.  In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries.

Third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to us.  We may receive claims from third parties suggesting that we may be obligated to license such intellectual property rights.  If we were found to have infringed any third party’s patents, we could be subject to substantial damages or an injunction preventing us from conducting our business.

Employees

As of December 31, 2020, we employed 90 people, including 52 in engineering and research, 25 in sales and marketing, and 13 in finance and administration.  Of these employees, 77 were based in Massachusetts and 13 were based outside of Massachusetts.  None of our employees are represented by a labor union.  We consider our employee relations to be good.

We believe that our future success will depend in large part on the service of our technical, sales, marketing and senior management personnel and upon our ability to retain highly qualified technical, sales and marketing and managerial personnel.  We cannot guarantee that we will be able to retain our key managers and employees or that we will be able to attract and retain additional highly qualified personnel in the future.

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

Due to the COVID-19 pandemic we have been unable to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our software solutions, (iii) attend trade shows and conferences which typically generate future sales opportunities or (iv) meet with prospective strategic partners.   These effects caused by the COVID-19 pandemic adversely impacted our operating and financial results in 2020 and will likely have an adverse impact on our operating and financial results over the next several quarters.

The extent to which our operating and financial results will continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus, including vaccine development and distribution. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this Form 10-K.

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

Our financial results may be negatively affected by a number of factors, including the following:

•	the lack or reduction of government funding and the political, budgetary and purchasing constraints of government customers who purchase products and services directly or indirectly from us;
•	the terms of customer contracts that affect the timing of revenue recognition;
•	the size and timing of our receipt of customer orders;
•	significant fluctuations in demand for our products and services;
•	the loss of a key customer or one of its key customers;
•	new competitors, or the introduction of enhanced solutions from new or existing competitors;
•	competitive pressures on selling prices;
•	cancellations, delays or contract amendments by government customers;
•	higher than expected costs, asset write-offs, and other one-time financial charges; and
•	general economic trends and other factors, such as the COVID-19 pandemic.

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

A component of our strategy to grow revenue includes expansion into commercial markets. To date, biometrics technology has received only limited acceptance and slow adoption in such markets.   Although the recent appearance of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are still in the process of developing and evolving.   Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers, passwords and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including: i) the performance and reliability of biometric solutions; ii) costs involved in adopting and integrating biometric solutions; iii) public concerns regarding privacy; and iv) potential privacy legislation.

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

Our revenues are derived primarily from sales of biometrics products and services. We cannot accurately predict the future growth rate or the size of the biometrics market. The expansion of the biometrics market and the market for our biometrics products and services depends on a number of factors, such as:

•	the cost, performance and reliability of our products and services and the products and services offered by our competitors;
•

the continued growth in demand for biometrics solutions within the government and law enforcement markets, as well as the development and growth of demand for biometric solutions in markets outside of government and law enforcement;

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

•

Component providers that offer biometrics software and hardware components for fingerprint, facial, iris and voice biometric identification.  This group of competitors includes companies such as FaceTec, Dermalog and Innovatrics.

We expect competition to intensify in the near term in the biometrics market. Many current and potential competitors have substantially greater financial, marketing, and research resources than we have.  Moreover, low-cost foreign competitors from third world and other countries have demonstrated a willingness to sell their products at significantly reduced prices. To compete effectively in this environment, we must continually develop and market new and enhanced solutions and technologies at competitive prices and must have the resources available to invest in significant research and development activities. Our failure to compete successfully could cause our revenues and market share to decline.

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

Part of our future business is dependent on market demand for, and acceptance of, the cloud-based model for the use of software.

We expect to derive a growing percentage of our revenue from the sale of cloud-based services. As a result, widespread acceptance and use of the cloud-based business model is critical to our future growth and success. Under the perpetual or fixed term license model for software procurement, users of the software typically run applications on their hardware.  Because companies are generally predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to the concept of accessing the functionality that software provides as a service through a third party. If the market for cloud-based, software solutions ceases to grow or grows slower than we currently anticipate, demand for our services could be negatively affected.

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

Our business may be affected by government laws and regulations.

Extensive regulation under federal, state, and foreign law has adversely affected us and could further adversely affect us in ways that are difficult for us to predict. More specifically, we are subject to regulatory environment changes regarding privacy and data protection that could have a material impact on our results of operations. These regulatory changes may potentially involve new regulatory issues/requirements such as the EU General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), the Illinois Biometric Privacy Act, Texas Statute on the Capture or Use of Biometric Identifier, State of Washington H.B. 1493, Brazil’s General Data Protection Law (LGPD) and any other state, federal or foreign regulations governing the collection, use and storage of biometric data. The potential costs of compliance with or imposed by new/existing regulations and policies that are applicable to us may affect the use of our products and services and could have a material adverse impact on our results of operations.

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

Unfavorable changes in economic conditions, including recessions, inflation, turmoil in financial markets, changes caused by global crisis such as the COVID-19 pandemic or other changes in economic conditions, could harm our business, results of operations, and financial conditions as a result of:

•	reduced demand for our products;
•	increased risk of order cancellations or delays;
•	increased pressure on the prices for our products;
•	greater difficulty in collecting accounts receivable; and
•	risks to our liquidity, including the possibility that we might not have access to our cash when needed.

We are unable to predict whether or when any such adverse economic conditions could occur in the U.S. or other countries; and if they do occur, nor can we predict their timing, duration, or severity.  The longer the duration, the greater the risks we face in operating our business.

We may not realize the anticipated benefits of our acquisitions.

We may make acquisitions of companies that offer complementary products, services and technologies such as our acquisition of AFIX in November of 2020. The ultimate success of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realize may not exceed the costs of the acquisition.  The risk and difficulties associated with acquiring and integrating companies and other assets include, among others, difficulties assimilating the operations and personnel of acquired companies, challenges in realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows.  Additionally, the consideration we pay for any future acquisitions could include shares of our stock, which could cause dilution to existing shareholders and to earnings per share.

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

We prepare our financial statements in accordance with generally accepted accounting principles and certain critical accounting policies that are relevant to our business.  The application of these principles and policies requires us to make significant judgments and estimates.  The most significant estimates included in the financial statements pertain to revenue recognition, reserves for doubtful accounts, valuation of acquired assets and assumed liabilities in business combination and valuation allowance for deferred income tax assets.  In the event that our judgments and estimates differ from actual results, we may have to change them, which could materially affect our financial position and results of operations.

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

As of February 11, 2021, we had approximately 78 shareholders of record.  This number does not include shareholders from whom shares were held in a “nominee” or “street” name. We paid no dividends in 2020 or 2019. We anticipate that we will continue to reinvest any earnings to finance future operations although we may also pay special cash dividends if our board of directors deems it appropriate.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1 through 30, 2020	33,317	$2.95	33,317
December 1 through 31, 2020	43,395	$3.40	43,395	$9,048,396

(1)

On May 4, 2020, the Company announced that the board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2021. During the three months ended December 31, 2020, we purchased 76,712 shares under this plan at an aggregate purchase price of $245,851.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of income and comprehensive income stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2020	2019
Software licenses	45%	38%
Software maintenance	48	43
Services	7	19
Total revenue	100	100
Costs and expenses:
Cost of services	7	10
Research and development	80	65
Selling and marketing	48	30
General and administrative	48	29
Total costs and expenses	183	134
Operating loss	(83)	(34)
Interest income	2	8
Loss before provision for (benefit from) income taxes	(81)	(26)
Provision for (benefit from) income taxes	(14)	42
Net loss	(67%)	(68%)

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

Summary of Financial Results

We used revenue and operating loss to summarize financial results over the past two years as we believe these measurements are the most meaningful way to understand our operating performance.

2020 compared to 2019

Revenue and operating loss in 2020 were $11.3 million and $9.4 million, respectively, which compared to revenue and operating loss in 2019 of $12.2 million and $4.1 million, respectively.

Lower revenue in 2020 as compared to 2019 was primarily due to lower services revenue related to a software license agreement, we entered with a systems integrator in the second quarter of 2018 for a large project where we performed significantly more services in 2019 as compared to 2020.  This was partially offset by higher subscription revenue.  Lower operating income in 2020 as compared to 2019 was primarily due to: i) lower revenue in 2020; and ii) higher total costs and expenses in 2020.

Software License Revenue

Software license revenue consists of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue increased 9% from $4.6 million in 2019 to $5.0 million in 2020.  As a percentage of total revenue, software license revenue increased from 38% in 2019 to 45% in 2020.  The $0.4 million increase in software license revenue was primarily due to a $0.3 million increase in biometrics software license sales and a $0.1 million increase in imaging software license sales. The reasons for the changes in biometrics and imaging software licenses were:

i)

Biometrics software licenses – Biometrics software license sales were $4.1 million in 2020 versus $3.8 million in 2019. The dollar increase was primarily due to higher subscription revenue of $0.6 million.  This was partially offset by lower license revenue of $0.4 million.

ii)

Imaging software licenses – Imaging software license sales were $0.9 million in 2020 versus $0.8 million in 2019. The dollar increase was primarily due to higher imaging license sales to our systems integrator customers in 2020.

Software Maintenance Revenue

Software maintenance revenue consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 3% from $5.3 million in 2019 to $5.4 million in 2020.  As a percentage of total revenue, software maintenance revenue increased from 43% in 2019 to 48% in 2020.

A majority of our customers purchase software maintenance contracts when they initially purchase software licenses. Since our software is used in active biometrics systems, many of our customers continue to renew their maintenance contracts in subsequent years while systems remain operational.

Services Revenue

Services revenue consists of fees we charge to perform software development, integration, installation, and customization services. Similar to software license revenue, services revenue depends on our ability to win biometrics systems projects either directly with end user customers or in conjunction with channel partners.  Services revenue will fluctuate when we commence new projects and/or when we complete projects that were started in previous periods.

Services decreased 64% from $2.3 million in 2019 to $0.8 million in 2020.  As a percentage of total revenue, services decreased from 19% in 2019 to 7% in 2020.  The dollar decrease in services revenue was primarily due to lower services revenue related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project where we performed significantly more services in 2019 as compared to 2020 and to a less extent lower services revenue from other system integrators.

Cost of Services

Cost of services consists of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; and ii) engineering consultants and contractors.

Cost of services decreased 4% from $1.3 million in 2019 to $0.8 million in 2020. Cost of services as a percentage of services revenue increased from 54% in 2019 to 96% in 2020, which means that gross margins on services decreased from 46% in 2019 to 4% in 2020. The dollar decrease in cost of services was primarily due to a large project with a systems integrator that we signed in the second quarter of 2018.

Gross margins on services of 4% and 46%, in 2020 and 2019, respectively, were a function of: i) the nature of the projects; ii) the level of engineering difficulty and labor hours required to complete project tasks; and iii) how much we were able to charge.  Gross margins in these years reflect the profitability mix of customer projects. We expect that gross margins on services will continue to fluctuate in future periods based on the nature, complexity, and pricing of future projects.

Research and Development Expense

Research and development expense consists of costs for: i) engineering personnel, including salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors, and iii) other engineering expenses such as supplies, equipment depreciation, dues and memberships and travel.  Engineering costs incurred to develop our technology and products are classified as research and development expense. As described in the cost of services section, engineering costs incurred to provide engineering services for customer projects are classified as cost of services and are not included in research and development expense.

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Years ended December 31,
	2020	2019
Research and development expense	$9,093	$7,928
Cost of services	810	1,261
Total engineering costs	$9,903	$9,189

Research and development expense increased 8% from 2019 to 2020.  As a percentage of total revenue, research and development expense increased from 75% in 2019 to 87% in 2020.

Total engineering costs increased by $0.7 million in 2020 as compared to 2019. The spending increase was primarily due to higher employee costs of $1.3 million.  The increase was partially offset by a $0.6 million reduction in spending on third-party software development costs. Our engineering headcount increased by six to 52 in 2020. We believe our engineering organization was adequately staffed as of December 31, 2020.

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

Sales and marketing expense increased by 50% from $3.6 million in 2019 to $5.4 million in 2020.   As a percentage of total revenue, sales and marketing expense increased from 30% in 2019 to 48% in 2020.  The dollar increase in selling and marketing expense was primarily due increased headcount related costs of $1.7M and higher professional services of $0.5 million.  This increase was partially offset by lower travel costs of $0.2 million due to COVID-19 travel restrictions and lower sales commission of $0.2 million due to lower revenue.

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

General and administrative expense increased by 51% from $3.6 million in 2019 to $5.4 million in 2020.  As a percentage of total revenue, general and administrative expense increased from 29% in 2019 to 48% in 2020.  The increase in general and administrative expense in 2020 was primarily due to costs related to the COVID-19 pandemic and turnover of over 50% our administrative personnel.  Costs included $0.7 million of severance and transition expense, $0.2 million of legal fees, $0.1 million of bad debt expense and $0.2 million of expense related to remote working.  Also contributing to increased general and administrative expenses were $0.3 million of higher employee costs due to increased headcount legal and professional fees of $0.4 million.

Interest Income

Interest income decreased by 82% from $1.0 million in 2019 to $0.2 million in 2020.  The dollar decrease was primarily due to lower interest rates within our money market accounts.

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

A discussion of income taxes for the years ended December 31, 2020, and 2019 follows:

Year ended December 31, 2020.  Total income tax benefit for the year ended December 31, 2020 was $1.6 million.  The income tax benefit for 2020 was primarily due to the tax benefit of the current year tax loss which can be carried back due to changes made by the CARES Act.

Year ended December 31, 2019.  Total income tax provision for the year ended December 31, 2019 was $5.2 million.  The income tax provision for 2019 was primarily due to a change in valuation allowance for our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed the company with our cash balances, cash generated from operations, and cash received from the sale of patent assets. Equity financing has not been a meaningful source of financing for us in recent years. Cash flows from operating, investing and financing activities are described below.

Cash flow from operating activities

A discussion of cash flow from operating activities for each of the last two years is as follows:

Year ended December 31, 2020. Cash used by operating activities was $5.3 million in 2020. Cash used by operations was primarily the result of $7.6 million of net loss, partially offset by $0.8 million of changes in assets and liabilities and by the add back of $1.5 million of non-cash items for depreciation, amortization and stock-based compensation.

Year ended December 31, 2019. Cash used by operating activities was $2.9 million in 2019. Cash used by operations was primarily the result of $8.3 million of net loss, and $0.9 million of changes in assets and liabilities.  This was partially offset by the add back of $6.3 million of non-cash items for depreciation, amortization, stock-based compensation and deferred tax assets.

Cash flow from investing activities

In the years ended December 31, 2020 and 2019, our investing activities used net cash of $2.9 million and $0.1 million, respectively. A discussion of cash flow from investing activities for each of the last two years is as follows:

Year ended December 31, 2020. Investing activity cash usage was primarily the result of $2.4 million used in connection with our acquisition of certain assets and liabilities of AFIX product suite and $0.5 million of purchases of property and equipment.

Year ended December 31, 2019. Investing activity cash usage was primarily the result of purchases of property and equipment. We have no material commitments for capital expenditures.

Cash flow from financing activities

In the years ended December 31, 2020 and 2019, our financing activities used net cash of $1.0 million and $0.8 million, respectively. A discussion of cash flow from financing activities for each of the last two years is as follows:

Year ended December 31, 2020. Financing activity cash usage was primarily the result of $0.9 million used to buy back stock under our stock repurchase program and $0.1 million used to pay income taxes for employees who surrendered shares in connection with stock grants.

Year ended December 31, 2019. Financing activity cash usage was primarily the result of $0.8 million used to buy back stock under our stock repurchase program and $0.1 million used to pay income taxes for employees who surrendered shares in connection with stock grants.

At December 31, 2020, we had cash and cash equivalents of $38.6 million.  While we cannot assure you that we will not require additional financing, or that if needed such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the filing date of this Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this Annual Report. We have identified the following as our significant accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

Revenue recognition.  In accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. In addition, ASC 606 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

When software subscription licenses are sold, the term software license and software maintenance are generally considered distinct performance obligations. The transaction price is allocated to the term software license and the software maintenance based on relative SSP.  We sell our software subscription license for a fixed fee or a usage-based royalty fee, sometimes subject to a minimum guarantee.  When the amount is in the form of a fixed fee, including the guaranteed minimum in usage-based royalty, revenue allocated to the term software license is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met.  Any royalties not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as revenue when the subsequent usage occurs. Revenue allocated to the software maintenance is recognized over the contract term.

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2020 and 2019, none of our contracts contained a significant financing component.

Stock-Based Compensation.   We grant stock and stock options to our employees and directors.  We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the award on a straight-line basis.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets.  Our deferred tax assets primarily relate to: i) research and development tax credit carryforwards related to excess stock compensation benefits; ii) net operating loss carryforwards; and iii) temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2020, we had a total of $8.7 million of deferred tax assets for which we have recorded an $8.7 million valuation allowance.  Also, we have recognized the tax benefit of the amount of our current year loss that can be carried back to recover taxes paid in earlier years.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements.   In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU was issued to reduce the complexity of the reporting information for financial statement users. We adopted the standard on January 1, 2020. The adoption of the standard did not result in any adjustment to our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic842) Effective Dates, which deferred the effective dates for us, as a smaller reporting company, until fiscal year 2023. We are continuing to assess the impact of the standard on our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aware, Inc. and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Note 2 to the financial statements, the Company recognizes revenue when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. The Company offers customers the ability to purchase combinations of software licenses, software maintenance, and related professional services together in one arrangement. The Company must determine which promises are distinct performance obligations and allocate the revenue to the performance obligations that are considered distinct based upon their relative stand-alone selling price. Revenue allocated to software licenses is typically recognized at a point in time upon delivery and revenue allocated to the software maintenance and professional services is recognized over time, provided all other revenue recognition criteria are met. Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

•

Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as software maintenance or professional services that are sold with software licenses

•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation
•	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., variable consideration, optional purchases, and material rights)
•	Determination of stand-alone selling prices for each distinct performance obligation

Given these factors, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our procedures related to the Company's revenue recognition for these customer agreements included, among others:

•	We evaluated management's significant accounting policies related to these customer agreements for reasonableness.
•	We selected a sample of customer agreements and performed the following procedures:
-	Obtained and read contract source documents for each selection, including master agreements, and certain other documents which were part of the agreement
-	Tested management's identification and treatment of contract terms
-	Tested management’s underlying assumptions and conclusions regarding the standalone selling price for each distinct performance obligation
-

Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions

-	Tested the mathematical accuracy of management's calculations of revenue and the associated pattern of revenue recognized in the financial statements.

/s/ RSM US LLP

We have served as the Company's auditor since 2012.

Boston, Massachusetts

February 17, 2021

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$38,565	$47,742
Accounts receivable (less allowance for doubtful accounts of $138 at December 31, 2020 and $20 at December 31, 2019)	2,285	2,487
Unbilled receivables	2,229	3,315
Prepaid expenses and other current assets	582	256
Total current assets	43,661	53,800
Property and equipment, net	3,701	3,755
Intangible assets, net	1,217	-
Goodwill	1,651	-
Long term tax receivable	1,398	-
Total assets	$51,628	$57,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$494	$187
Accrued expenses	1,531	1,096
Deferred revenue	3,843	2,777
Total current liabilities	5,868	4,060
Long-term deferred revenue	90	60
Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2020 and 2019; issued and outstanding 21,378,833 as of December 31, 2020 and 21,442,781 as of December 31, 2019	214	214
Additional paid-in capital	96,104	96,255
Accumulated deficit	(50,648)	(43,034)
Total stockholders’ equity	45,670	53,435
Total liabilities and stockholders’ equity	$51,628	$57,555

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2020	2019
Revenue:
Software licenses	$5,038	$4,599
Software maintenance	5,429	5,262
Services	842	2,343
Total revenue	11,309	12,204
Costs and expenses:
Cost of services	810	1,261
Research and development	9,093	7,928
Selling and marketing	5,411	3,610
General and administrative	5,419	3,583
Total costs and expenses	20,733	16,382
Operating loss	(9,424)	(4,178)
Interest and other income	176	1,049
Loss before (benefit) provision for income taxes	(9,248)	(3,129)
(Benefit) provision for income taxes	(1,634)	5,211
Net loss	$(7,614)	$(8,340)
Net loss per share – basic	$(0.35)	$(0.39)
Net loss per share – diluted	$(0.35)	$(0.39)
Weighted-average shares - basic	21,473	21,523
Weighted-average shares - diluted	21,473	21,523

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,614)	$(8,340)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	561	441
Stock-based compensation	838	692
Deferred tax assets	-	5,171
Bad debt provision	118	-
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	84	(477)
Unbilled receivables	1,086	(36)
Prepaid expenses and other current assets	(171)	28
Long-term tax receivable	(1,398)	-
Accounts payable	307	61
Accrued expenses	435	(223)
Deferred revenue	480	(262)
Net cash used in operating activities	(5,274)	(2,945)
Cash flows from investing activities:
Purchases of property and equipment	(484)	(111)
Cash paid for acquisition, net	(2,430)	—
Net cash used in investing activities	(2,914)	(111)
Cash flows from financing activities:
Proceeds from issuance of common stock	50	43
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(93)	(92)
Repurchase of common stock	(946)	(765)
Net cash used in financing activities	(989)	(814)
Decrease in cash and cash equivalents	(9,177)	(3,870)
Cash and cash equivalents, beginning of year	47,742	51,612
Cash and cash equivalents, end of year	$38,565	$47,742
Supplemental disclosure:
Cash paid for income taxes	$-	$43

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	21,516	$215	$96,376	$(34,694)	$61,897

Exercise of common stock options	4	-	-		-
Performance share award	30	-	-		-
Issuance of unrestricted stock	140	1	(1)		-
Shares surrendered by employees to pay taxes related to unrestricted stock	(27)	-	(92)		(92)
Issuance of common stock under employee stock purchase plan	14	-	43		43
Stock-based compensation expense			692		692
Repurchase of common stock	(234)	(2)	(763)		(765)
Net loss				(8,340)	(8,340)

Balance at December 31, 2019	21,443	214	96,255	(43,034)	53,435

Issuance of unrestricted stock	246	2	(2)		-
Shares surrendered by employees to pay taxes related to unrestricted stock	(27)	-	(93)		(93)
Issuance of common stock under employee stock purchase plan	15	-	50		50
Stock-based compensation expense			838		838
Repurchase of common stock	(298)	(2)	(944)		(946)
Net loss				(7,614)	(7,614)

Balance at December 31, 2020	21,379	$214	$96,104	$(50,648)	$45,670

The accompanying notes are an integral part of the consolidated financial statements.

1	NATURE OF BUSINESS

We are a global leader in biometrics software offerings and solutions. Our portfolio enables government agencies and commercial entities to enroll, identify authenticate and enable using biometrics, which comprise physiological characteristics, such as fingerprints, faces, irises and voices.

•	Enroll: Register biometric identities into an organization’s secure database
•	Identify: Utilize an organization’s secure database to accurately identify individuals using biometric data
•	Authenticate: Provide frictionless multi-factor, passwordless access to secured accounts and databases with biometric verification
•	Enable: Manage the lifecycle of secure identities through optimized biometric interchanges

We have been engaged in this business since 1993.  Our comprehensive portfolio of biometric solutions is based on innovative, robust products designed explicitly for ease of integration, including customer-managed and integration ready biometric frameworks, platforms, software development kits (SDKs) and services. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include mobile enrollment, user authentication, identity proofing, and secure transaction enablement.

Our products span multiple biometric modalities including fingerprint, face, iris and voice, and provide interoperable, standards-compliant, field-proven biometric functionality.  Our products are used to capture, verify, format, compress and decompress biometric images as well as aggregate, analyze, process, match and transport those images and templates within biometric systems. For large deployments, we may provide project management and software engineering services. We sell our biometrics software products and services globally through a multifaceted distribution strategy using systems integrators, original equipment manufacturers (OEMs), value added resellers (VARs), partners, and directly to end user customers.

Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Aware, Inc. and its subsidiary (“the Company”).  All significant intercompany transactions have been eliminated.

Use of Estimates – The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  The most significant estimates included in the financial statements pertain to revenue recognition, reserves for doubtful accounts, valuation of acquired assets and assumed liabilities in business combinations and valuation allowance for deferred income tax assets.  Actual results could differ from those estimates.

Fair Value Measurements - The Financial Accounting Standards Board (“FASB”) Codification defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to the unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the FASB Codification are: i) Level 1 – valuations that are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; ii) Level 2 – valuations that are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and iii) Level 3 – valuations that require inputs that are both significant to the fair value measurement and unobservable.

Cash and cash equivalents, which primarily include money market mutual funds, were $38.6 million and $47.7 million at December 31, 2020 and December 31, 2019, respectively. We classified our cash equivalents of $37.9 million and $46.2 million as of December 31, 2020 and 2019, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  Our cash equivalents are measured at fair value on a recurring basis and their carrying values approximate their respective fair values.

As of December 31, 2020, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$37,948	$-	$-
Total	$37,948	$-	$-

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

For the years ended December 31, 2020 and 2019, changes to and ending balances of the allowance for doubtful accounts were as follows (in thousands):

	Years ended December 31,
	2020	2019
Allowance for doubtful accounts balance - beginning of year	$20	$20
Additions to the allowance for doubtful accounts	118	-
Deductions against the allowance for doubtful accounts	-	-
Allowance for doubtful accounts balance - end of year	$138	$20

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

Goodwill – We record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired.  Our estimates of fair value are based upon assumptions believed to be reasonable at the time, but such estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate and unanticipated events or circumstances may occur, which may affect the accuracy of validity of such assumptions, estimates or actual results.  Goodwill is not amortized but rather is tested for impairment annually in the fourth quarter or more frequently, if facts and circumstances warrant a review.  Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, or unanticipated competition.  We have determined that there is a single reporting unit for the purpose of conducting the goodwill impairment assessment.  In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, we determine that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. The quantitative goodwill impairment test requires us to estimate and compare the fair value of the reporting unit, determined using an income approach and a market approach, with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

Application of the goodwill impairment test requires judgments, including identification of the reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit which often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. There is no assurance that the actual future earnings or cash flows of the reporting unit will not decline significantly from the projections used in the impairment analysis. Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment and industry, deterioration in the Company’s performance or its future projections, or changes in plans for its reporting unit.

As of December 31, 2020, we had $1.7 million of goodwill.  Changes in the valuation of goodwill could materially impact our operating results and financial position.  To date, there have been no impairments of goodwill.

Valuation of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Each impairment test is based on a comparison of the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If an impairment is indicated, the asset is written down to its estimated fair value.  The cash flow estimates used to identify the potential impairment reflect our best estimates using appropriate assumptions and projections at that time.  In evaluating potential impairment of these assets, we specifically consider whether any indicators of impairment are present, including, but not limited to:

•	whether there has been a significant adverse change in the business climate that affects the value of an asset:
•	whether there has been a significant change in the extent or way an asset is used; and
•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

We did not identify any events or changes in business circumstances that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate during the year ended December 31, 2020.

Revenue recognition.  The core principle of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) is that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve that core principle, we should apply the following five step model:

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

3) Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and services to the customer. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. Some of our arrangements include usage-based royalties where a software license is the predominant item that the royalty relates to.  In these arrangements, revenue from the usage-based royalty is recognized when the subsequent usage occurs.

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2020 and 2019, none of our contracts contained a significant financing component.

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

5) Recognize revenue when or as we satisfy a performance obligation

We satisfy performance obligations either over time or at a point in time. Revenue is recognized over time if 1) the customer simultaneously receives and consumes the benefits provided by our performance, 2) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) our performance does not create an asset with an alternative use to us and we have an enforceable right to payment for performance completed to date. If we do not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

We categorize revenue as software licenses, software maintenance, or services. Specific revenue recognition policies apply to each category of revenue.

Software licenses

Software licenses consist of revenue from the sale of software licenses for biometrics and imaging applications. Our software licenses are functional intellectual property and typically provide customers with the right to use our software on a term or perpetual basis as it exists when made available to the customer. We recognize revenue from perpetual software licenses at a point in time upon delivery, provided all other revenue recognition criteria are met.

We also offer certain products pursuant to a usage based software model which includes a term software license to use the software for a fixed term.  We recognize revenue for fixed fees associated with usage based software licenses at a point in time upon delivery, provided all other revenue recognition criteria are met.  Fees subject to the usage-based royalty exception are recognized when the subsequent usage occurs.

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

Services

Service revenue consists of fees from biometrics customers for software engineering services we provide to them. We recognize services revenue over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met.  The use of the over-time revenue recognition method requires judgment in developing budgeted labor hours.  Changes in budgeted hours may occur and the resulting impact on revenue recognition is accounted for in the period of the change in estimate.

Arrangements with multiple performance obligations

In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations. The various combinations of multiple performance obligations and our revenue recognition for each are described as follows:

•

Perpetual software licenses and software maintenance. When software licenses and software maintenance contracts are sold together, the software licenses and software maintenance are generally considered distinct performance obligations. The transaction price is allocated to the software licenses and the software maintenance based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the software maintenance is recognized over time on a straight-line basis over the contract period.

•

Perpetual software licenses and services. When software licenses and significant customization engineering services are sold together, they are accounted for as a combined performance obligation, as the software licenses are generally highly dependent on, and interrelated with, the associated services and therefore are not distinct performance obligations. Revenue for the combined performance obligation is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). When software licenses and standard implementation or consulting-type services are sold together, they are generally considered distinct performance obligations, as the software licenses are not dependent on or interrelated with the associated services. The transaction price in these arrangements is allocated to the software licenses and services based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the services is recognized over time using an input method. In arrangements with both software licenses and services, the software license portion of the arrangement is classified as software license revenue and the services portion is classified as services revenue in our consolidated statements of operations.

•

Perpetual software licenses, software maintenance and services. When we sell software licenses, software maintenance and software services together, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). Revenue for the software maintenance is recognized over time on a straight-line basis over the contract period. However, if the software services are significant customization engineering services, they are accounted for with the software licenses as a combined performance obligation, as stated above. Revenue for the combined performance obligation is recognized over time using an input method.

•

Usage based software licenses consisting of a term software license and software maintenance.   When usage based software subscription licenses are sold, the term software license and software maintenance are generally considered distinct performance obligations.  The transaction price is allocated to term software license and the software maintenance based on relative SSP.  We sell usage based software license for a fixed fee and/or a usage-based royalty fee, sometimes subject to a minimum guarantee.  When the amount is in the form of a fixed fee, including the guaranteed minimum in usage based royalty, revenue is allocated to the term software license recognized at a point in time upon delivery, provided all other revenue recognition criteria are met.  Any royalties not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as revenue when the subsequent usage occurs.  Revenue allocated to the software maintenance is recognized over the contract term time on a straight-line basis over the contract period.

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

The following table presents changes in our contract assets and liabilities during the years ended December 31, 2019 and 2020 (in thousands):

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 67% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations with a duration greater than one year, comprised of software maintenance contracts, was $2.4 million.

	Balance at Beginning of period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2019
Contract Assets:
Unbilled receivables	$3,279	$2,638	$(2,602)	$3,315
Year ended December 31, 2020
Contract Assets:
Unbilled receivables	$3,315	$1,508	$(2,594)	$2,229

	Balance at Beginning of period	Billings	Revenue Recognized	Balance at End of Period
Year ended December 31, 2019
Contract Liabilities:
Deferred revenue	$3,099	$5,006	$(5,268)	$2,837
Year ended December 31, 2020
Contract Liabilities:
Deferred revenue	$2,837	$6,619	$(5,523)	$3,933

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

Capitalization of Software Costs – We capitalize certain internally developed software development costs after technological feasibility of the product has been established.  No software costs were capitalized during the years ended December 31, 2020 and 2019, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2020 and 2019, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $38.3 million and $47.5 million, respectively.

Concentration of credit risk with respect to net accounts receivable and unbilled receivables consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable and unbilled receivables at December 31:

	2020	2019
Customer A	39%	72%
Customer B	13%	-

The portion of total revenue that was derived from major customers was as follows:

	Year ended December 31,
	2020	2019
Customer A	2%	16%

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

Segments – We organize ourselves into a single segment reporting to the chief operating decision maker. We have sales outside of the United States.  All long-lived assets are maintained in the United States.

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2020	2019
United States	$6,724	$6,091
United Kingdom	1,606	2,334
Rest of world	2,979	3,779
	$11,309	$12,204

Revenue by product group was (in thousands):

	Year ended December 31,
	2020	2019
Biometrics	$10,064	$11,170
Imaging	1,245	1,034
	$11,309	$12,204

Revenue by timing of transfer of goods or services for the years ended December 31, 2020 and 2019 was:

	Year ended December 31,
	2020	2019
Goods or services transferred at a point in time	$5,120	$3,812
Goods or services transferred over time	6,189	8,392
	$11,309	$12,204

3	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2020	2019
Land	$1,056	$1,056
Building and improvements	9,166	9,071
Computer equipment	1,183	830
Purchased software	154	117
Furniture and fixtures	778	778
Office equipment	100	100
Total	12,437	11,952
Less accumulated depreciation	(8,736)	(8,197)
Property and equipment, net	$3,701	$3,755

Depreciation expense was $0.5 million and 0.4 million for the years ended December 31, 2020 and 2019 respectively.

4.	ACQUISTIONS

In November 2020, the Company entered into a Bill of Sale and Assignment Agreement (the “Agreement”) with Radiant Mission Solutions Inc. (“Radiant” as seller) and Maxar Technologies, Inc. (as guarantor) to acquire certain assets and assume certain liabilities of Radiant’s AFIX product line for cash consideration of approximately $2.4 million.  The acquisition of AFIX, provides turnkey face and fingerprint biometric and forensic analysis software for small and medium-sized law enforcement and government agencies, extends our ABIS product family.

The acquisition was accounted for as a business combination, whereby all the assets acquired, and liabilities assumed were recognized at fair value on the acquisition date, with any excess of the consideration transfer over the fair value of the net assets acquired recognized as goodwill.  Unaudited pro forma results of operations assuming the above acquisition had taken pace at the beginning of each period are not provided because the historical operating results and pro forma results would not be materially different from reported results for the periods presented.

The preliminary fair values recorded were based on a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, within the measurement period (up to one year from the acquisition date).  The Company is continuing to obtain information to determine the acquired assets and liabilities, including tax, assets, liabilities and other assets.  The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Net working capital, excluding deferred revenue	$155
Customer relationships	940
Developed technology	280
Trade name / trademarks	20
Goodwill	1,651
Gross assets acquired	3,046
Deferred revenue	(616)
Net assets acquired	$2,430

After allocating the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, the Company recorded goodwill of approximately $1.7 million. Goodwill largely consists of expected synergies to be realized from combining operations.  The goodwill is deductible for income tax purposes.

The fair values of intangible assets were based on valuations using the income approach.  The preliminary fair value of intangible assets and their estimated useful live are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 years	$940	$15	$925
Developed technology	5 years	280	7	273
Tradenames	7 years	20	1	19
		$1,240	$23	$1,217

During the year ended December 31, 2020 we recorded $23 thousand of amortization for its intangibles.  The Company expects to record amortization for the years ended December 31 (in thousands):

2021	$176
2022	176
2023	176
2024	176
2025	68
Thereafter	345
$1,217

5.	INCOME TAXES

We recorded a benefit for income taxes of $1.6 million in the year ended December 31, 2020 that includes a $1.4 million tax benefit of the current year tax loss which can be carried back due to changes made by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) which was signed into law on March 27, 2020.  The CARES Act contained specific relief and stimulus measures including allowing net operating losses originating in 2018 through 2020 to be carried back five years to offset taxable income in the carryback period.  We recorded a provision for income taxes of $5.2 million in the year ended December 31, 2019. The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2020	2019
Current:
Federal	(1,397)	8
State	(237)	32
	(1,634)	40
Deferred:
Federal	—	4,965
State	—	206
	—	5,171
Provision for (benefit from) income taxes	$(1,634)	$5,211

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2020	2019
Federal statutory rate	21%	21%
State rate, net of federal benefit	6	6
Tax credits	3	10
Permanent adjustments	—	(1)
Change in valuation allowance	(25)	(202)
Expiration of statutes on uncertain tax positions	2	—
Net operating loss carryback rate benefit under CARES Act	11	—
Other	—	(1)
Effective tax rate	18%	(167)%

The 2020 difference between the effective tax rate and the U.S federal statutory rates was driven primarily due to the change in valuation allowance of our deferred tax assets.  This was partially offset by an income tax rate benefit related to a carryback of the 2020 net operating losses under the CARES Act.

The 2019 difference between the effective tax rate and the U.S federal statutory rates was driven primarily due to the change in valuation allowance of our deferred tax assets.

We had deferred tax assets of $8.7 million and $6.3 million as of December 31, 2020 and 2019 respectively.  The principal components of deferred tax assets were as follows at December 31 (in thousands):

	2020	2019
Depreciation	$307	$354
Stock compensation	121	115
Research and development credits	6,686	4,975
Net operating loss	1,352	789
Other	208	92
Total	8,674	6,325
Less valuation allowance	(8,674)	(6,325)
Deferred tax assets, net	$—	$—

As of December 31, 2020, $6.7 million of our deferred tax assets relates to research credit carryforwards.  We have assessed the need for a valuation allowance on our deferred tax assets.  We evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. As part of this analysis, we have given more weight to recent, historical evidence than future projections as we consider the past more objective.  As of the fourth quarter of 2020, we have a cumulative pretax loss over the most recent three-year period including a pretax loss of $9.2 million in 2020. We considered the cumulative loss as of the end of the fourth quarter of 2020 to be significant negative evidence in the overall analysis.

In 2019, we appointed a new Chief Executive Officer and, as a result, we reviewed and made changes to our strategy and business plans. We will be making additional investments in research, product development and sales and marketing including additional headcount. These changes in strategy and additional investment started in 2019 and continued in 2020. Our pretax income forecasts are highly predicated upon new product development and penetrating new markets.  Therefore, this evidence is given nominal weight in the analysis compared to the recent history of losses and anticipated investment.

Further, a significant portion of our deferred tax assets relates to federal and state research and development credits.  These credits may only offset 75% of the tax liability after net operating loss carryforwards are utilized and thus, we have the risk that the credits could expire before utilization if sufficient taxable income in the carryforward periods doesn’t exist.

Based upon the information available to us at the time, the above analysis of evidence represents our best estimate regarding the utilization of the deferred tax assets, and we concluded as of December 31,2019 that it is more likely than not that the deferred tax assets will not be realized. Therefore, we have recorded a full valuation allowance of $6.3   million against our deferred tax assets as of December 2019.  We have also concluded that as of December 31, 2020 it is more likely than not that the deferred tax assets will not be realized.  Therefore, we have recorded a full valuation allowance for a total of $8.7 million as of December 31, 2020. We will continue to monitor the evidence and the realizability of our deferred tax assets in future periods.  Should evidence regarding the realizability of our deferred tax assets change at a future point in time, we will adjust the valuation allowance as required.

A roll forward of the uncertain tax position that was primarily related to our research and development tax credits is as follows (in thousands):

Uncertain tax positions at December 31, 2018	$998
Increase due to positions taken in prior periods	10
Uncertain tax positions at December 31, 2019	1,008
Decrease due to positions taken in prior periods	(206)
Uncertain tax positions at December 31, 2020	$802

Uncertain tax positions of $0.8 million will impact our tax rate if realized.

The tax years from 2017 through 2020 are subject to examination by the IRS and the tax years 2004 through 2020 are subject to examination by state tax authorities.

6.	EQUITY AND STOCK COMPENSATION PLANS

Stock Option Plan – We have one active fixed stock option plan which is our 2001 Nonqualified Stock Plan (“2001 Plan”). We are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock under this plan. As of December 31, 2020, there were 3,760,815 shares available for grant under the 2001 Plan.

Options are granted at exercise prices as determined by the Board of Directors and have terms ranging from four to a maximum of ten years. Options generally vest over three to five years.

The following table presents stock-based employee compensation expenses included in our consolidated statements of income and comprehensive income (in thousands):

	Years ended December 31,
	2020	2019
Cost of services	$17	$18
Research and development	188	117
Selling and marketing	168	57
General and administrative	465	500
Stock-based compensation expense	$838	$692

Stock-based compensation expense in the preceding table includes expenses associated with grants of: i) stock options, ii) unrestricted shares of our common stock; and iii) performance share awards.  The methods used to determine stock-based compensation expense for each type of equity grant are described in the following paragraphs.

Stock Option Grants. For the years ended December 31, 2020 and 2019, we granted stock options for 50,000 and 435,000 shares of our common stock, respectively.  We estimate the fair value of those stock options using the Black-Scholes valuation model.

The Black-Scholes valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We do not estimate our forfeiture rates as the actual forfeiture rate is known at the end of each reporting period due to the timing of our stock option vesting. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted in the year ended December 31, 2020. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Specific assumptions used to determine the fair value of options granted during the year ended December 31, 2020, using the Black-Scholes valuation model were:

	Years ended December 31,
	2020	2019
Expected term (1)	6.14 years	6.08-6.18 years
Expected volatility factor (2)	37%	35-46%
Risk-free interest rate (3)	0.6%	1.51-1.66%
Expected annual dividend yield	n/a	n/a

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

Unrestricted Stock Grants.  Our 2001 Plan permits us to grant shares of unrestricted stock to our directors, officers, and employees.  Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date. We granted 256,250, and 285,500 shares of unrestricted stock during the years ended December 31, 2020, and 2019, respectively.

The accounting treatment of unrestricted stock awards in 2020 and 2019 is described below:

In 2020, we granted 256,250 shares of unrestricted stock to directors, officers, and employees.   In March and May 2020, we granted 243,000 shares of unrestricted stock to directors, officers, and employees. The shares were issued in two equal installments shortly after June 30, 2020 and December 31, 2020.  In October and November, we granted 13,250 shares of unrestricted stock to employees.  The shares were issued shortly after December 31, 2020.

We expensed $0.7 million of stock-based compensation expense related to these grants in the year ended December 31, 2020.  There was no unamortized stock-based compensation charge associated with these stock grants as of December 31, 2020.

We issued 109,773 shares of common stock related to the March and May 2020 grants in early July 2020 after employees surrendered 11,727 shares for which we paid $75,000 of withholding taxes on their behalf.

In 2019 we granted 285,500 shares of unrestricted stock to directors, officers, and employees.  We also, granted 120,000 shares to be issued in four equal installments on the anniversaries of their grant dates in September and October of 2020, 2021, 2022, and 2023, provided the grantee is serving as a director, officer, or employee on those dates.  We also granted 165,500 shares throughout March, September, and October of 2019.  We issued 71,500 and 94,000 shares shortly after September 30, 2019 and December 31, 2019, respectively.  The total stock-based compensation expense related to the 285,500 shares granted in 2019 is $947,000, of which $633,000 was charged to expense in the 2019 and $122,000 was charged to expense in 2020.  We anticipate the remaining $230,000 will be charged to expense ratably through 2023.

We issued shares of common stock related to the March 2019 grant as follows: i) 58,548 net shares of common stock were issued in early July 2019 after employees surrendered 12,952 shares for which we paid $43,000 of withholding taxes on their behalf; and ii) 56,605 net shares of common stock were issued in early January 2020 after employees surrendered 14,895 shares for which we paid $50,000 of withholding taxes on their behalf. We also issued 20,000 and 10,000 shares of common stock related to a September 2019 and October 2019 grant in September 2020 and October 2020 respectively.

Performance Share Award. In September 2019, we granted 20,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in September 2019 and became fully vested on March 19, 2020 as the officer was still serving as a director, officer or employee, 2020. Stock-

based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $55,000, of which $31,000 was charged to expense in 2019 and $24,000 was charged to expense in 2020.

In October 2019, we granted 10,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in October 2019 and became full vested on April 1, 2020 as the officer was still serving as a director, officer or employee. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $29,000, of which $15,000 was charged to expense in 2019 and $14,000 was charged to expense 2020.

A summary of stock option transactions for our fixed stock option plan for the years ended December 31, 2020, and 2019 are presented below:

	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	435,000	$6.00	18,000	$2.52
Granted	50,000	$6.00	435,000	$6.00
Exercised	—	—	18,000	$2.52
Forfeited or cancelled	60,000	$6.00	—	—
Outstanding at end of year	425,000	$6.00	435,000	$6.00
Exercisable at year end	112,496	$6.00	16,248	$6.00

Total options outstanding at December 31, 2020 were 425,000.  112,496 of those options were vested and had a weighted average exercise price of $6.00.

Options to purchase up to 50,000 and 435,000 shares of our common stock were granted in the years ended December 31, 2020 and 2019 respectively.

At December 31, 2020, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 8.83 and 8.78 years, respectively.

At December 31, 2020, the aggregate intrinsic value of options outstanding and options exercisable was zero. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes the stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$4 to $5	106,250	$4.50	8.8304	28,124	$4.50
$5 to $6	106,250	$5.50	8.8304	28,124	$5.50
$6 to $7	106,250	$6.50	8.8304	28,124	$6.50
$7 to $8	106,250	$7.50	8.8304	28,124	$7.50
	425,000	$6.00	8.8304	112,496	$6.00

At December 31, 2020, unrecognized compensation expense related to non-vested stock options was approximately $176,000, which is expected to be recognized over a weighted average period of 2.93 years.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan - In June 1996, we adopted an Employee Stock Purchase Plan (the “ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period.  On November 29, 2005 we amended the ESPP Plan to provide that eligible employees may purchase common stock at a price equal to 95% of the fair market value of the common stock as of the end of each six-month offering period.  There is no stock-based compensation expense related to our Employee Stock Purchase Plan because it is not considered a compensatory plan. The plan does not have a look-back feature and has a minimal discount of 5% of the fair market value of the common stock as of the end of each six-month offering period.  Participation in the ESPP Plan is limited to 6% of an employee’s compensation, may be terminated at any time by the employee and automatically ends on termination of employment.  A total of 350,000 shares of common stock have been reserved for issuance.  As of December 31, 2020 there were 23,635 shares available for future issuance under the ESPP Plan.  We issued 15,388, and 13,699 common shares under the ESPP Plan in 2020, and 2019, respectively.

Share Purchases - On April 30, 2020, our Board of Directors approved a program authorizing to purchase up to $10 million of our common stock, of which $1.0 million had been utilized as of December 31, 2020.  During the year ended December 31, 2020, we repurchased 298,214 shares of our common stock.  The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors.  The authorization to repurchase Company stock expires on December 31, 2021.  Repurchases will be made under the program using our own cash resources and will been accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations.  The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Director’s discretion.

Dividends – We did not pay dividends in the years ended December 31, 2020 and 2019.

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

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code.  Our contributions to the Plan are at the discretion of the Board of Directors.  Our contributions were approximately $0.3 million and $0.2 million in 2020 and 2019, respectively.

9.	NET INCOME (LOSS) PER SHARE

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2020	2019
Stock options	433	108

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2020	2019
Net income (loss)	(7,614)	$(8,340)
Shares outstanding:
Weighted-average common shares outstanding	21,473	21,523
Additional dilutive common stock equivalents	—	—
Diluted shares outstanding	21,473	21,523
Net income (loss) per share – basic	$(0.35)	$(0.39)
Net income (loss) per share - diluted	$(0.35)	$(0.39)

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our May 19, 2021 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our May 19, 2021 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our May 19, 2021 Annual Meeting of Shareholders.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our May 19, 2021 Annual Meeting of Shareholders.

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

4.1†

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

10.1*

1996 Employee Stock Purchase Plan, as amended and restated (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005 and incorporated herein by reference).

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

10.9*

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

10.11*

Employment Agreement between Aware, Inc. and Robert A. Eckel (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 19, 2019 and incorporated herein by reference).

10.12*

Performance Share Award Agreement between Aware, Inc. and Robert A. Eckel (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 19, 2019 and incorporated herein by reference).

10.13*

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

10.17*	Aware, Inc. Q4 2019 Executive Bonus Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 19, 2019 and incorporated herein by reference).

10.18*

Employment Agreement between Aware, Inc. and David B. Barcelo dated May 4, 2020 (filed as Exhibit 10.1 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020 and incorporated herein by reference).

10.19*

Aware, Inc. 2020 Executive Bonus Plan (filed as Exhibit 10.2 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020 and incorporated herein by reference).

10.20*

Separation Agreement between Aware, Inc. and David J. Martin dated March 27, 2020 (filed as Exhibit 10.1 to Aware Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020 and incorporate herein by reference).

10.21*

Amendment to Employment Agreement between Aware, Inc. and Kevin T. Russell dated March 27, 2020 (filed as Exhibit 10.2 to Aware Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020 and incorporate herein by reference).

10.22*

Amendment to Employment Agreement between Aware, Inc. and Robert Eckel dated March 27, 2020 (filed as Exhibit 10.2 to Aware Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020 and incorporate herein by reference).

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

101

The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2020 and December 31, 2019; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and December 31, 2019; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and December 31, 2019; and (v) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWARE, INC.

By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

By:	/s/ David Barcelo
David Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of February 2021.

Signature	Title

/s/ Robert A. Eckel	Chief Executive Officer, President & Director
Robert A. Eckel	(Principal Executive Officer)

/s/ David Barcelo	Chief Financial Officer
David Barcelo	(Principal Financial and Accounting Officer)

/s/ Brent P. Johnstone	Chairman of the Board & Director
Brent P. Johnstone

/s/ John S. Stafford, III	Director
John S. Stafford, III

/s/ Brian D. Connolly	Director
Brian D. Connolly

/s/ Peter Faubert	Director
Peter Faubert