Form 10-Q
period 2021-03-31
AWARE INC /MA/
filed 2021-04-28
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d) Of The

Securities Exchange Act of 1934

For the quarter ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No  ☒

The number of shares outstanding of the registrant’s common stock as of April 23, 2021 was 21,494,236.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$36,040	$38,565
Accounts receivable, net of allowance for doubtful accounts of $138 at March 31, 2021 and December 31, 2020	2,872	2,285
Unbilled receivables	2,482	2,229
Prepaid expenses and other current assets	531	582
Total current assets	41,925	43,661

Property and equipment, net	3,567	3,701
Intangible assets, net	1,174	1,217
Goodwill	1,651	1,651
Long-term tax receivable	1,398	1,398
Total assets	$49,715	$51,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504	$494
Accrued expenses	1,303	1,531
Deferred revenue	3,417	3,843
Total current liabilities	5,224	5,868
Long-term deferred revenue	126	90
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,494,236 as of March 31, 2021 and 21,378,833 as of December 31, 2020	215	214
Additional paid-in capital	96,246	96,104
Accumulated deficit	(52,096)	(50,648)
Total stockholders’ equity	44,365	45,670
Total liabilities and stockholders’ equity	$49,715	$51,628

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Software licenses	$2,367	$1,969
Software maintenance	1,536	1,362
Services and other	516	187
Total revenue	4,419	3,518
Costs and expenses:
Cost of sales	383	170
Research and development	2,396	2,272
Selling and marketing	1,652	1,285
General and administrative	1,437	1,138
Total costs and expenses	5,868	4,865
Operating loss	(1,449)	(1,347)
Interest income	1	148
Loss before benefit from income taxes	(1,448)	(1,199)
Benefit from income taxes	—	(139)
Net loss	$(1,448)	$(1,060)
Net loss per share – basic	$(0.07)	$(0.05)
Net loss per share – diluted	$(0.07)	$(0.05)
Weighted-average shares – basic	21,494	21,522
Weighted-average shares – diluted	21,494	21,522

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,448)	$(1,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	132
Stock-based compensation	197	83
Changes in assets and liabilities:
Accounts receivable	(587)	548
Unbilled receivables	(253)	90
Prepaid expenses and other current assets	51	(84)
Long-term tax receivable	-	(146)
Accounts payable	10	28
Accrued expenses	(229)	80
Deferred revenue	(389)	(220)
Net cash used in operating activities	(2,471)	(549)
Cash flows from investing activities:
Purchases of property and equipment	-	(286)
Net cash used in investing activities	-	(286)
Cash flows from financing activities:
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(54)	(50)
Net cash used in financing activities	(54)	(50)
Decrease in cash and cash equivalents	(2,525)	(885)
Cash and cash equivalents, beginning of period	38,565	47,742
Cash and cash equivalents, end of period	$36,040	$46,857
Supplemental disclosure: Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2019	21,443	$214	$96,255	$(43,034)	$61,897
Issuance of unrestricted stock	94	1	(1)	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(15)	—	(50)	—	(50)
Stock-based compensation expense	—	—	83	—	83
Net loss	—	—	—	(1,060)	(1,060)
Balance at March 31, 2020	21,552	$215	$96,287	$(44,094)	$52,408

	Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	21,379	$214	$96,104	(50,648)	$45,670
Issuance of unrestricted stock	131	1	(1)	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(16)	—	(54)	—	(54)
Stock-based compensation expense	—	—	197	—	197
Net loss	—	—	—	(1,448)	(1,448)
Balance at March 31, 2021	21,494	$215	$96,246	$(52,096)	$44,365

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2020 in conjunction with our 2020 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2021, and of operations and cash flows for the interim periods ended March 31, 2021 and 2020.

The results of operations for the interim period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of Aware and its subsidiary, Aware Security Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  The most significant estimates included in the financial statements pertain to revenue recognition, reserves for doubtful accounts, valuation of intangible assets and goodwill recorded as part of the combinations and valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU was issued to reduce the complexity of the reporting information for financial statement users. We adopted the standard on January 1, 2020. The adoption of the standard did not result in any adjustment to our consolidated financial statements.

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

Note 2 – Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, we apply the following five step model:

1.Identify the contract with the customer;

2.Identify the performance obligations in the contract;

3.Determine the transaction price;

4.Allocate the transaction price to the performance obligations in the contract; and

5.Recognize revenue when (or as) each performance obligation is satisfied.

We categorize revenue as software licenses, software maintenance, or services and other. Revenue from software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. We recognize software maintenance revenue over time on a straight-line basis over the contract period. Services revenue is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met.

In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations, which require an allocation of the transaction price to each distinct performance obligation based on a relative standalone selling price (“SSP) basis.  The SSP is the price at which we would sell a promised good or service separately to a customer. The best estimate of SSP is the observable price of a good or service when we sell that good or service separately. A contractually stated price or a list price for a good or service may be the SSP of that good or service. We use a range of amounts to estimate SSP when we sell each of the goods and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various goods and services. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we typically determine the SSP using an adjusted market assessment approach using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual goods and services due to the stratification of those goods and services by customer. In these instances, we may use information such as the nature of the customer and distribution channel in determining the SSP.

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

When subscription-based software is sold, the subscription-based software and software maintenance are generally considered distinct performance obligations.  The transaction price is allocated to subscription-based software and the software maintenance based on relative SSP.  We sell subscription-based software for a fixed fee and/or a usage-based royalty fee, sometimes subject to a minimum guarantee.  When the amount is in the form of a fixed fee, including the guaranteed minimum in subscription-based royalties, revenue is allocated to the subscription-based software and recognized at a point in time upon delivery, provided all other revenue recognition criteria are met.  Revenue allocated to the software maintenance is recognized over the contract term on a straight-line basis.  Any subscription-based software fees earned not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as revenue when the subsequent usage occurs.

Our contracts can include variable fees, such as the option to purchase additional usage of a previously delivered software license. We may also provide pricing concessions to clients, a business practice that also gives rise to variable fees in contracts.  We include variable fees in the determination of total transaction price if it is not probable that a future significant reversal of revenue will occur. We use the expected value or most likely value amount, whichever is more appropriate for specific circumstances, to estimate variable consideration, and the estimates are based on the level of historical price concessions offered to clients.

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of March 31, 2021 and 2020, none of our contracts contained a significant financing component.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
United States	$2,223	$2,011
United Kingdom	679	687
Rest of World	1,517	820
	$4,419	$3,518

Revenue by timing of transfer of goods or services for the three months ended March 31, 2021 and 2020 was (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Goods or services transferred at a point in time	$2,408	$1,952
Goods or services transferred over time	2,011	1,566
	$4,419	$3,518

Revenue by contract type for the three months ended March 31, 2021 and 2020 was (in thousands):

	Three Months Ended
	March 31,
	2021	2020
License and service contracts	$3,634	$3,369
Subscription-based contracts	785	149
	$4,419	$3,518

Revenue from subscription-based contracts include revenue that may be recognized as part of a fixed fee and or minimum guarantee as well as fees earned and allocated software maintenance.

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

The following table presents changes in our contract assets and liabilities during the three months ended March 31, 2020 and 2021 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2020
Contract assets:
Unbilled receivables	$3,315	$183	$(273)	$3,225
Three months ended March 31, 2021
Contract assets:
Unbilled receivables	$2,229	$690	$(437)	$2,482

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended March 31, 2020
Contract liabilities:
Deferred revenue	$2,837	$1,148	$(1,368)	$2,617
Three months ended March 31, 2021
Contract liabilities:
Deferred revenue	$3,933	$1,435	$(1,825)	$3,543

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with a duration greater than one year was $1.9 million.

Note 3 – Fair Value Measurements

The FASB Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under the FASB Codification are: Level 1 – valuations that are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; Level 2 – valuations that are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and Level 3 – valuations that require inputs that are both significant to the fair value measurement and unobservable.

Cash and cash equivalents, which primarily include money market mutual funds, were $36.0 million and $38.6 million as of March 31, 2021 and December 31, 2020, respectively.  As of March 31, 2021, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values included the following (in thousands):

	Fair Value Measurement at March 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$35,449	$—	$—
Total	$35,449	$—	$—

As of December 31, 2020, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values included the following (in thousands):

	Fair Value Measurement at December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$37,948	$—	$—
Total	$37,948	$—	$—

Note 4 – Acquisition

In November 2020, we entered into a Bill of Sale and Assignment Agreement (the “Agreement”) with Radiant Mission Solutions Inc. (“Radiant” as seller) and Maxar Technologies, Inc. (as guarantor) to acquire certain assets and assume certain liabilities of Radiant’s AFIX product line for cash consideration of approximately $2.4 million.  The acquisition of AFIX provides turnkey face and fingerprint biometric and forensic analysis software for small and medium-sized law enforcement and government agencies and extends our ABIS product family.

The acquisition was accounted for as a business combination, whereby all the assets acquired, and liabilities assumed were recognized at fair value on the acquisition date, with any excess of the consideration transferred over the fair value of the net assets acquired recognized as goodwill.  Unaudited pro forma results of operations assuming the above acquisition had taken place at the beginning of each period are not provided because the historical operating results and pro forma results would not be materially different from reported results for the periods presented.

The fair values recorded were based on a valuation and the estimates and assumptions used in such valuation are subject to change, within the measurement period (up to one year from the acquisition date).  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Net working capital, excluding deferred revenue	$155
Customer relationships	940
Developed technology	280
Trade name / trademarks	20
Goodwill	1,651
Assets acquired	3,046
Deferred revenue	(616)
Net assets acquired	$2,430

After allocating the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, we recorded goodwill of approximately $1.7 million.  Goodwill largely consists of expected synergies to be realized from combining operations.  The goodwill is deductible for income tax purposes.

The fair values of intangible assets were based on valuations using the income approach.  The fair value of intangible assets and their estimated useful live are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 years	$940	$44	$896
Developed technology	5 years	280	21	259
Trade name trademarks	7 years	20	1	19
		$1,240	$66	$1,174

During the three months ended March 31, 2021 we recorded $43 thousand intangible  amortization.  The Company expects to record amortization for the years ended December 31 (in thousands):

2021	$132
2022	176
2023	176
2024	176
2025	169
Thereafter	345
$1,174

Note 5 – Computation of Earnings per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect.  Stock options that are anti-dilutive are excluded from the calculation. Potential common stock equivalents were not included in the per share calculation below for diluted earnings per share, because we had a net loss and the effect of their inclusion would be anti-dilutive.

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,448)	$(1,060)
Shares outstanding:
Weighted-average common shares outstanding	21,494	21,522
Diluted shares outstanding	21,494	21,522
Net loss per share – basic	$(0.07)	$(0.05)
Net loss per share - diluted	$(0.07)	$(0.05)

Note 6 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of services	$3	$1
Research and development	30	4
Selling and marketing	33	25
General and administrative	131	53
Stock-based compensation expense	$197	$83

Stock Options. We granted stock options for 2,875,000 shares in the three months ended March 31, 2021.  We did not grant any stock options in the three months ended March 31, 2020.

Unrestricted Stock Grants. We grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We granted shares of unrestricted stock in 2021 and 2020 that affected financial results for the three month periods ended March 31, 2021 and 2020.  These grants are described below.

In February 2021 we granted an aggregate 56,533 shares of unrestricted stock to directors.  The shares are scheduled to be issued in two equal installments shortly after June 30, 2021 and December 31, 2021, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to these grants is $0.3 million, of which $0.1 million was charged to expense in the three months ended March 31, 2021. We anticipate the remaining $0.2 million will be charged to expense ratable over the remaining three quarters of 2021.

In 2020 we granted 256,250 shares of unrestricted stock to directors, officers, and employees.  In March and May 2020, we granted 243,000 shares of unrestricted stock to directors, officers, and employees. The shares were issued in two equal installments shortly after June 30, 2020 and December 31, 2020.  In October and November, we granted 13,250 shares of unrestricted stock to employees.  The shares were issued shortly after December 31, 2020.  The total stock-based compensation expense related to these grants is $0.7 million, which $10,000 was charged to expense in the three months ended March 31, 2020 and the remaining $0.7 million was charged over the remaining three quarters of 2020.

In 2019 we granted 120,000 shares, of which 30,000 were issued in 2020 and which the rest will be issued in three equal installments on their anniversary in September and October of 2021, 2022, and 2023, provided the grantee is serving as a director, officer, or employee on those dates.  The total stock-based compensation expense related to the 120,000 shares granted is $0.3 million of which $21,000 and was charged to expense in the three months ended March 31 2020 and 2021.  We anticipate the remaining $0.2 million will be charged to expense ratably through 2023.

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

We issued 109,773 shares of common stock related to the March and May 2020 grant in early July 2020 after employees surrendered 11,727 shares for which we paid $0.1 million of withholding taxes on their behalf.  We also issued 30,000 shares of common stock related to September and October 2019 grants in September and October 2020.  We issued 115,403 shares of common stock related to the March, May and November 2020 grants in early January 2021 after employees surrendered 15,347 shares for which we paid $0.1 million of withholding taxes on their behalf.

Performance Share Award. In September 2019, we granted 20,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in September 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on March 19, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $55,000, of which $24,000 was charged to expense in the three months ended March 31, 2020 and no expense in the three months ended March 31, 2021.

In October 2019, we granted 10,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in October 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on April 1, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $29,000, of which $14,000 was charged to expense in the three months ended March 31, 2020 and no expense in the three months ended March 31, 2021.

Share Purchases - On April 30, 2020, our Board of Directors approved a program authorizing to purchase up to $10 million of our common stock, of which $1.0 million had been utilized to repurchase shares as of March 31, 2021.  During the three months ended March 31, 2021 and 2020 we did not repurchase any shares of our common stock.  The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors.  The authorization to repurchase Company stock expires on December 31, 2021.  Repurchases will be made under the program using our own cash resources and will been accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations.  The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Director’s discretion.

Note 7 – Income Taxes

During the three months ended March 31, 2021, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.  During the three months ended March 31, 2020, we recorded a $0.1 million income tax benefit for the net operating loss.

We have evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits.  We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of its deferred tax assts.   As a result, as of March 31, 2021 and December 31, 2020, we recorded a full valuation allowance against our net deferred tax assts.

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020.  The CARES Act contained specific relief and stimulus measures including allowing net operating losses originating in 2018 through 2020 to be carried back five years to offset taxable income in the carryback period.

Separately, the enactment of the Tax Cut and Jobs Act in 2017 allowed taxpayers to claim a refund for alternative minimum tax credits over a period of years.  The CARES Act enacted during the first quarter of 2020 allows for the entire amount of the credit to be refunded.

We have reviewed the impact of the CARES Act enactment on the income tax provision and have determined that, as a result of the net operating loss carryback provision, we can obtain a tax benefit if we were to carry back the forecasted 2020 net operating loss to the five year carryback period.

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.5 million and an increase in research credit carryforwards previously utilized.  The federal tax credit can be refunded in the future, if we decide to carry back the loss reported on the filed 2020 tax return instead of electing to carry the loss forward.  Since we have not filed the 2020 tax return as of March 31, 2021, we have recorded the federal tax credit as a long-term receivable.  Due to the recent loss history, continued investments in the company, and our future projections of income, we will benefit from the 2020 loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

As of March 31, 2021, we have not made a determination on whether to elect to carry forward the 2020 operating loss, however, the federal tax refund potential on carryback represents a minimum tax benefit we can obtain from the estimated 2020 loss.  We can realize a tax benefit to the extent of the carryback refund potential as it is considered a source of income against which to utilize the 2020 estimated loss.

Note 8 – Subsequent Event

On April 26, 2021 (the “Contract Date”), we entered into an Agreement of Purchase and Sale (the “Purchase and Sale Agreement”) with FDS Bedford, LLC or its designee (the “Purchaser”).  The Purchase and Sale Agreement provides that Aware is obligated to sell the property it owns at 40 Middlesex Turnpike, Bedford, Massachusetts (the “Property”) to the Purchaser for $8,000,000 (the “Transaction”), subject to the Purchaser notifying Aware within 180 days after the Contract Date that it wishes to proceed with the closing of the Transaction (the “Closing”) and further subject to the satisfaction or waiver on or before the Closing of the conditions set forth in the Purchase and Sale Agreement.

Until such time, if ever, that the Purchaser delivers to us a written notice indicating its intention to proceed with the Transaction (the “Affirmation Notice”), which Affirmation Notice must be given on or prior to the date that is 180 days after the Contract Date (the “Due Diligence Period”), the Purchaser is under no obligation to complete the Transaction.  The Purchaser may choose not to complete the Transaction for any or no reason, including as a result of its due diligence review of the Property, as a result of changes in the Purchaser’s business plans or as a result of the Purchaser not winning certain business it may be bidding for.

The Purchaser is obligated to deposit $125,000 with a title company within five days following the Contract Date.  The deposit will be credited against the $8,000,000 purchase price at the Closing.

If the Purchaser delivers the Affirmation Notice to Aware, the Closing will occur 45 days after the expiration of the Due Diligence Period.  The Closing is subject to the satisfaction or waiver on or before the Closing of the conditions set forth in the Purchase and Sale Agreement, including (a) Aware’s representations and warranties in the Purchase and Sale Agreement being true and correct in all material respects as of the Closing; (b) Aware having performed all of its obligations under the Purchase and Sale Agreement; (c) good and marketable fee simple title to the land and improvements forming part of the Property being insurable at standard rates; (d) Aware delivering a quitclaim deed to the Property; and (e) the Property being free and clear of all tenants, occupants and licensees other than Aware.

We currently occupy the Property.  We are entitled to continue to occupy the Property for a period of approximately 90 days following the Closing at no cost to us.  We are obligated to maintain the Property it occupies in first class condition and repair during this period.

We will be obligated to pay certain brokerage commissions at the Closing.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Quarterly Report on Form 10-Q contains forward‑looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward‑looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward‑looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward‑looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our business.

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

Due to the COVID-19 pandemic we have been unable to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our software solutions, (iii) attend trade shows and conferences which typically generate future sales opportunities or (iv) meet with prospective strategic partners.  We believe that these effects caused by the COVID-19 pandemic adversely impacted our revenue in 2020 and the quarter ended March 31, 2021 and will likely have an adverse impact on our revenue over the next several quarters.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended March 31, 2021 were $4.4 million and $1.4 million, respectively. These results compared to revenue of $3.5 million and operating loss of $1.3 million for the three months ended March 31, 2020.  The increase in revenue in the current three month period was primarily due to an increase in software license revenue. Higher operating loss in the current three month period was primarily due to higher operating expenses related to our increased headcount in sales and engineering resources that are driving growth in new product areas.

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

Software license revenue increased 20% from $2.0 million in the three months ended March 31, 2020 to $2.4 million in the same three month period in 2021.  As a percentage of total revenue, software license revenue decreased from 56% in the first quarter of 2020 to 54% in the current year quarter. The $0.4 million increase in software license revenue was due primarily to an increase in subscription-based contracts of $0.6 million and $0.2 million of revenue related to sales of AFIX products as a result of or acquisition of AFIX products in the fourth quarter of 2020.  This increase was partially offset by lower revenue from our fixed amount contracts.

As described in the strategy section of our Form 10-K for the year ended December 31, 2020, our market strategy is to continue to focus on our legacy government biometrics markets and expand into new commercial biometrics markets.  We are unable to predict future revenue from commercial markets as these are emerging markets.

Software maintenance.  Software maintenance consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 13% from $1.4 million in the three months ended March 31, 2020 to $1.5 million in the same three month period in 2021. As a percentage of total revenue, software maintenance revenue decreased from 39% in the first quarter of 2020 to 35% in the current year quarter.

For the three month period ended March 31, 2021, the dollar increase in software maintenance revenue was primarily due to software maintenance revenue related to our acquisition of AFIX in the fourth quarter of 2020.

Services and other revenue. Services consist of fees we charge to perform software development, integration, installation, and customization services. Similar to software license revenue, services revenue depends on our ability to win biometrics systems projects either directly with end user customers or in conjunction with channel partners.  Other revenue consists of hardware fees that are included with some of our software licenses.  Services and other revenue will fluctuate when we commence new projects and/or when we complete projects that were started in previous periods.

Services and other revenue increased from $0.2 million in the three months ended March 31, 2020 to $0.5 million in the same three month period in 2021. As a percentage of total revenue, services revenue increased from 5% in the first quarter of 2020 to 12% in the current year quarter.

For the three month period ended March 31, 2021, the dollar increase in services and other revenue was primarily due to higher services revenue in the current year quarter related to the software license agreement we entered into with a systems integrator in the second quarter of 2018 for a large project as well as to higher services revenue from other services customers.

Cost of sales.  Cost of sales consists of engineering costs to perform customer services projects and other third party costs that are include with some of our software licenses.  Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors; iii) software license fees; and iv) hardware costs.

Cost of sales increased from $0.2 million in the three months ended March 31, 2020 to $0.4 million in the same three month period in 2021. Cost of services as a percentage of services decreased from 91% in the first quarter of 2020 to 74% in the current year quarter, which means that gross margins increased from 9% to 26%.  The increase in cost of services expense was primarily due to third party software and hardware costs related to a project from our AFIX product line.

Research and development expense.  Research and development expense consists of costs for: i) engineering personnel, including salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors, and iii) other engineering expenses such as supplies, equipment depreciation, dues and memberships and travel.  Engineering costs incurred to develop our technology and products are classified as research and development expense. As described in the cost of services section, engineering costs incurred to provide engineering services for customer projects are classified as cost of sales, and are not included in research and development expense.

The classification of total engineering costs to research and development expense and cost of sales was (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expense	$2,396	$2,272
Cost of services	383	170
Total engineering costs	$2,779	$2,442

Research and development expense increased 5% from $2.3 million in the three months ended March 31, 2020 to $2.4 million for the same period in 2021.  As a percentage of total revenue, research and development expense decreased from 65% in 2020 to 54% in 2021.

As the table immediately above indicates, total engineering costs in the first quarter of 2021 increased by $0.03 million compared to the same period last year.  For the three month period, the spending increase was primarily due to higher employee costs due to increased headcount.  This increase was partially offset by a decrease in spending on third-party development costs.  Lower spending on third-party development costs was primarily due to a decrease in spending with a third-party software development vendor.

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

Sales and marketing expense increased 29% from $1.3 million in the three months ended March 31, 2020 to $1.7 million in the same three month period of 2021.  As a percentage of total revenue, sales and marketing expense increased slightly from 36% in the first quarter of 2020 to 37% in the corresponding period in 2021.  The dollar increase in sales and marketing expense was primarily due to higher employee costs due to increased headcount and contracted sales agents.

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

General and administrative expense increased 26% from $1.1 million in the three months ended March 31, 2020 to $1.4 million in the same three month period in 2021.  As a percentage of total revenue, general and administrative expense increased slightly from 32% in the first quarter of 2020 to 33% in the corresponding period in 2021. The increase in general and administrative expense was primarily due to higher employee related costs of our administrative personnel and professional services.

Interest income.  Interest income decreased 99% from $0.1 million in the three months ended March 31, 2020 to $1 thousand in the same three month period in 2021. For the three month period, the decrease in interest income was primarily due to lower interest rates within our money market accounts as a result of the financial markets response to the COVID-19 pandemic.

Income taxes. We had no income tax benefit for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020. Income tax benefit was based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

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

We have reviewed the impact of the CARES Act enactment on the income tax provision and have determined that, as a result of the net operating loss carryback provision, we can obtain a tax benefit if we were to carry back the 2020 net operating loss to the five year carryback period.

The carryback of the loss would result in a refundable federal tax credit of approximately $1.5 million and an increase in research credit carryforwards previously utilized.  The federal tax credit can be refunded in the future, if we decide to carry back the loss reported on the filed 2020 tax return instead of electing to carry the loss forward.  Due to the recent loss history and continued uncertainty surrounding our future projections of income, we will benefit from the current year loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

As of March 31, 2021, we have not made a determination on whether to elect to carry forward the 2020 operating loss, however, the federal tax refund potential on carryback represents a minimum tax benefit we can obtain from the 2020 loss.  We can realize a tax benefit to the extent of the carryback refund potential as it is considered a source of income against which to utilize the 2020 loss.

We recorded a full valuation allowance against our net deferred tax assets as of March 31, 2021

Liquidity and Capital Resources

At March 30, 2021, we had cash and cash equivalents of $36.0 million, which represented a decrease of $2.5 million from December 31, 2020. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $2.5 million in the first three months of 2021. Cash used in operations was primarily the result of $1.4 million of net loss and $1.4 million of changes in assets and liabilities, which were partially offset by $0.3 million of non-cash items primarily for depreciation, amortization and stock-based compensation.

Cash used in financing activities was $0.1 million in the first three months of 2021.  Financing activity cash usage was primarily the result of paying income taxes for employees who surrendered shares in connection with stock grants.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business.  We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the three months ended March 31, 2021. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

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

If we or third parties with which we do business were to fall victim to successful cyber-attacks or experience other cybersecurity incidents, including the loss of individually identifiable customer or other sensitive data, we may incur substantial costs and suffer other negative consequences, which may include remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack as well as litigation and legal risks, including regulatory actions by state and federal regulators.  As an example, in February 2021 we became aware that a small number of email accounts had been subject to a cyber-attack. We do not believe we experienced any material losses related to the cyber-attack and it did not interrupt our business.

While we have implemented measures to protect our data security and information technology systems, such measures may not prevent these events. Although we have cyber-insurance coverage that may cover certain events described above, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

On May 4, 2020, the Company announced that the board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2021. During the three months ended March 31, 2021, we did not purchase any shares.  As of March 31, 2021 the approximate dollar value of shares that may yet to be purchased under the plan is $9,294,247.

ITEM 6: Exhibits

(a)  Exhibits

Exhibit 3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

Exhibit 3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).

Exhibit 10.1*	Aware, Inc. 2021 Executive Bonus Plan (described in the Company’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2021 and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), as follows:  i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and March 31, 2020, iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021and March 31, 2020, iv) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2021and March 31, 2020, and v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	April 28, 2021	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	April 28, 2021	By:	/s/ David B. Barcelo
David B. Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)