Form 10-Q
period 2021-06-30
AWARE INC /MA/
filed 2021-07-28
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Securities Exchange Act of 1934

For the quarter ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of July 23, 2021 was 21,529,483.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$35,192	$38,565
Accounts receivable, net of allowance for doubtful accounts of $74 and $138 at June 30, 2021 and December 31, 2020	1,974	2,285
Unbilled receivables	2,867	2,229
Prepaid expenses and other current assets	359	582
Total current assets	40,392	43,661

Property and equipment, net	3,460	3,701
Intangible assets, net	1,130	1,217
Goodwill	1,651	1,651
Long-term tax receivable	1,398	1,398
Total assets	$48,031	$51,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$267	$494
Accrued expenses	1,530	1,531
Deferred revenue	2,835	3,843
Total current liabilities	4,632	5,868
Long-term deferred revenue	112	90

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,501,208 as of June 30, 2021 and 21,378,833 as of December 31, 2020	215	214
Additional paid-in capital	96,710	96,104
Accumulated deficit	(53,638)	(50,648)
Total stockholders’ equity	43,287	45,670

Total liabilities and stockholders’ equity	$48,031	$51,628

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Software licenses	$1,723	$409	$4,090	$2,381
Software maintenance	1,769	1,382	3,305	2,741
Services and other	772	99	1,287	287
Total revenue	4,264	1,890	8,682	5,409

Costs and expenses:
Cost of sales	309	164	692	334
Research and development	2,364	2,422	4,760	4,694
Selling and marketing	1,500	1,180	3,152	2,466
General and administrative	1,634	1,825	3,070	2,963
Total costs and expenses	5,807	5,591	11,674	10,457
Operating loss	(1,543)	(3,701)	(2,992)	(5,048)

Interest income	1	19	2	167
Loss before benefit from income taxes	(1,542)	(3,682)	(2,990)	(4,881)
Benefit from income taxes	—	(541)	—	(680)
Net loss	$(1,542)	$(3,141)	$(2,990)	$(4,201)

Net loss per share – basic	$(0.07)	$(0.15)	$(0.14)	$(0.20)
Net loss per share – diluted	$(0.07)	$(0.15)	$(0.14)	$(0.20)
Weighted-average shares – basic	21,497	21,470	21,495	21,495
Weighted-average shares – diluted	21,497	21,470	21,495	21,495

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,990)	$(4,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349	263
Stock-based compensation	636	313
Changes in assets and liabilities:
Accounts receivable	311	90
Unbilled receivables	(638)	1,297
Prepaid expenses and other current assets	223	(9)
Long-term tax receivable	—	(691)
Accounts payable	(228)	97
Accrued expenses	—	773
Deferred revenue	(985)	124
Net cash used in operating activities	(3,322)	(1,944)

Cash flows from investing activities:
Purchases of property and equipment	(21)	(352)
Net cash used in investing activities	(21)	(352)

Cash flows from financing activities:
Processed from issuance of common stock	24	24
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(54)	(50)
Repurchase of common stock	—	(469)
Net cash used in financing activities	(30)	(495)

Decrease in cash and cash equivalents	(3,373)	(2,791)
Cash and cash equivalents, beginning of period	38,565	47,742
Cash and cash equivalents, end of period	$35,192	$44,951

Supplemental disclosure: Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three and Six Months Ended
	June 30, 2020
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2019	21,443	$214	$96,255	$(43,034)	$53,435

Issuance of unrestricted stock	94	1	(1)	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(15)	—	(50)	—	(50)
Stock-based compensation expense	—	—	83	—	83
Net loss	—	—	—	(1,060)	(1,060)

Balance at March 31, 2020	21,522	$215	$96,287	$(44,094)	$52,408

Issuance of common stock under employee stock purchase plan	7	—	23	—	23
Stock-based compensation expense	—	—	230	—	230
Repurchase of common stock	(139)	(1)	(468)		(469)
Net loss	—	—	—	(3,141)	(3,141)

Balance at June 30, 2020	21,390	$214	$96,072	$(47,235)	$49,051

	For the Three and Six Months Ended
	June 30, 2021
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	21,379	$214	$96,104	(50,648)	$45,670

Issuance of unrestricted stock	131	1	(1)	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(16)	—	(54)	—	(54)
Stock-based compensation expense	—	—	197	—	197
Net loss	—	—	—	(1,448)	(1,448)

Balance at March 31, 2021	21,494	$215	$96,246	$(52,096)	$44,365

Issuance of common stock under employee stock purchase plan	7	—	25	—	25
Stock-based compensation expense	—	—	439	—	439
Net loss	—	—	—	(1,542)	(1,542)

Balance at June 30, 2021	21,501	$215	$96,710	$(53,638)	$43,287

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

The accompanying unaudited consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2021, and of operations and cash flows for the interim periods ended June 30, 2021 and 2020.

The results of operations for the interim period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of Aware, Inc. and its subsidiary, Aware Security Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

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

We categorize revenue as software licenses, software maintenance, or services and other. Revenue from software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. We recognize software maintenance revenue over time on a straight-line basis over the contract period. Services revenue is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met.  Other revenue, includes hardware sales that may be included in a software license, is recognized at a point in time upon delivery provided all other revenue recognition criteria are met.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of June 30, 2021 and 2020, none of our contracts contained a significant financing component.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$2,445	$1,156	$4,668	$3,167
United Kingdom	774	92	1,453	779
Brazil	261	210	646	491
Canada	140	199	221	337
Rest of World	644	233	1,694	635
	$4,264	$1,890	$8,682	$5,409

Revenue by timing of transfer of goods or services for the three and six months ended June 30, 2021 and 2020 was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Goods or services transferred at a point in time	$1,614	$409	$4,021	$2,362
Goods or services transferred over time	2,650	1,481	4,661	3,047
	$4,264	$1,890	$8,682	$5,409

Revenue by contract type for the three and six months ended June 30, 2021 and 2020 was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License and service contracts	$3,927	$1,770	$7,561	$5,141
Subscription-based contracts	337	120	1,121	268
	$4,264	$1,890	$8,682	$5,409

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

The following table presents changes in our contract assets and liabilities during the three and six months ended June 30, 2020 and 2021 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended June 30, 2020
Contract assets:
Unbilled receivables	$3,225	$77	$(1,284)	$2,018

Three months ended June 30, 2021
Contract assets:
Unbilled receivables	$2,482	$1,389	$(1,004)	$2,867

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended June 30, 2020
Contract liabilities:
Deferred revenue	$2,617	$1,736	$(1,392)	$2,961

Three months ended June 30, 2021
Contract liabilities:
Deferred revenue	$3,543	$1,173	$(1,769)	$2,947

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2020
Contract assets:
Unbilled receivables	$3,315	$260	$(1,557)	$2,018

Six months ended June 30, 2021
Contract assets:
Unbilled receivables	$2,229	$2,079	$(1,441)	$2,867

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Six months ended June 30, 2020
Contract liabilities:
Deferred revenue	$2,837	$2,884	$(2,760)	$2,961

Six months ended June 30, 2021
Contract liabilities:
Deferred revenue	$3,933	$2,608	$(3,594)	$2,947

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 72% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with a duration greater than one year was $2.1 million.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $35.2 million and $38.6 million as of June 30, 2021 and December 31, 2020, respectively.  As of June 30, 2021, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values included the following (in thousands):

	Fair Value Measurement at June 30, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$33,450	$—	$—
Total	$33,450	$—	$—

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

The fair values of intangible assets were based on valuations using the income approach.  The fair value of intangible assets and their estimated useful lifes are as of June 30, 2021 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 years	$940	$73	$867
Developed technology	5 years	280	35	245
Trade name trademarks	7 years	20	2	18
		$1,240	$110	$1,130

During the three and six months ended June 30, 2021 we recorded $44 thousand and $88 thousand respectively, of intangible  amortization.  We expect to record amortization for the years ended December 31 (in thousands):

2021	$88
2022	176
2023	176
2024	176
2025	169
Thereafter	345
$1,130

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

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(1,542)	$(3,141)	$(2,990)	$(4,201)
Shares outstanding:
Weighted-average common shares outstanding	21,497	21,470	21,495	21,495
Diluted shares outstanding	21,497	21,470	21,495	21,495
Net loss per share – basic	$(0.07)	$(0.15)	$(0.14)	$(0.20)
Net loss per share - diluted	$(0.07)	$(0.15)	$(0.14)	$(0.20)

Note 6 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of services	$6	$4	$8	$5
Research and development	66	52	97	56
Selling and marketing	74	48	107	73
General and administrative	293	126	424	179
Stock-based compensation expense	$439	$230	$636	$313

Stock Options. We granted stock options for 2,875,000 shares in the six months ended June 30, 2021, and we granted stock options for 50,000 shares in the six months ended June 30, 2020.

Unrestricted Stock Grants. We grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We granted shares of unrestricted stock in 2021 and 2020 that affected financial results for the three and six month periods ended June 30, 2021 and 2020.  These grants are described below.

In February 2021 we granted an aggregate 56,533 shares of unrestricted stock to directors.  The shares are scheduled to be issued in two equal installments shortly after June 30, 2021 and December 31, 2021, provided each grantee is serving as a director, officer or employee on those dates. The total stock-based compensation expense related to these grants is $0.3 million, of which $0.1 million was charged to expense in the three and six months ended June 30, 2021. We anticipate the remaining $0.2 million will be charged to expense ratably over the remaining two quarters of 2021.

In 2020 we granted 256,250 shares of unrestricted stock to directors, officers, and employees.  In March and May 2020, we granted 243,000 shares of unrestricted stock to directors, officers, and employees. The shares were issued in two equal installments shortly after June 30, 2020 and December 31, 2020.  In October and November, we granted 13,250 shares of unrestricted stock to employees.  The shares were issued shortly after December 31, 2020.  The total stock-based compensation expense related to these grants is $0.7 million, of which $0.2 million was charged to expense in the three and six months ended June 30, 2020 and the remaining $0.5 million was charged over the remaining two quarters of 2020.

In 2019 we granted 120,000 shares, of which 30,000 were issued in 2020 and which the rest will be issued in three equal installments on their anniversary in September and October of 2021, 2022, and 2023, provided the grantee is serving as a director, officer, or employee on those dates.  The total stock-based compensation expense related to the 120,000 shares granted is $0.3 million of which $21,000 and $42,000 was charged to expense in the three months and six months ended June 30, 2020 and 2021 respectively .We anticipate the remaining $0.2 million will be charged to expense ratably through 2023.

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

Performance Share Awards. In September 2019, we granted 20,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in September 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on March 19, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $55,000, of which $12,000 and $24,000 was charged to expense in the three and six months ended June 30, 2020 respectively and no expense in the six months ended June 30, 2021.

In October 2019, we granted 10,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in October 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on April 1, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $29,000, of which $0 and $14,000 was charged to expense in the three and six months ended June 30, 2020 respectively and no expense was charged with respect to this grant in the six months ended June 30, 2021.

Share Purchases - On April 30, 2020, our Board of Directors approved a program authorizing us to purchase up to $10 million of our common stock, of which $1.0 million had been utilized to repurchase shares as of June 30, 2021.  During the three and six months ended June 30, 2021 we did not repurchase any shares of our common stock.  During the three and six months ended June 30, 2020, we repurchased 139,000 shares of our common stock for $0.5 million.  The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors.  The authorization to repurchase shares of our common stock expires on December 31, 2021.  Repurchases will be made under the program using our own cash resources and will been accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations.  The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Director’s discretion.

Note 7 – Income Taxes

During the three and six months ended June 30, 2021, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.  During the three and six months ended June 30, 2020, we recorded $0.5 million and $0.7 million, respectively, of income tax benefits for the net operating loss.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits.  We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of deferred tax assts.   As a result, as of June 30, 2021 and December 31, 2020, we recorded a full valuation allowance against our net deferred tax assts.

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

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.5 million and an increase in research credit carryforwards previously utilized.  The federal tax credit can be refunded in the future, if we decide to carry back the loss reported on the filed 2020 tax return instead of electing to carry the loss forward.  Since we have not filed the 2020 tax return as of June 30, 2021, we have recorded the federal tax credit as a long-term receivable.  Due to the recent loss history, continued investments in the Company, and our future projections of income, we will benefit from the 2020 loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

As of June 30, 2021, we have not made a determination on whether to elect to carry forward the 2020 operating loss, however, the federal tax refund potential on carryback represents a minimum tax benefit we can obtain from the estimated 2020 loss.  We can realize a tax benefit to the extent of the carryback refund potential as it is considered a source of income against which to utilize the 2020 estimated loss.

Note 8 – Potential Sale of Building

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

Due to the COVID-19 pandemic we have been unable to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our software solutions, (iii) attend trade shows and conferences which typically generate future sales opportunities or (iv) meet with prospective strategic partners.  We believe that these effects caused by the COVID-19 pandemic adversely impacted our revenue in 2020 and the three and six months ended June 30, 2021 and will likely have an adverse impact on our revenue over the next several quarters.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended June 30, 2021 were $4.3 million and $1.5 million, respectively. These results compared to revenue of $1.9 million and operating loss of $3.7 million for the three months ended June 30, 2020.  The increase in revenue in the current three month period was primarily due to increase in software license revenue. Lower operating loss in the current three month period was primarily due to the increase in revenue, which was partially offset by increased operating expenses.

Revenue and operating loss for the six months ended June 30, 2021 were $8.7 million and $3.0 million, respectively.  These results compared to revenue of $5.4 million and operating loss of $5.0 million for the three months ended June 30, 2020.  The increase in revenue in the current six month period was primarily due to an increase in software license revenue. Lower operating loss in the current six month period was primarily due to the increase in revenue, which was partially offset by an increased operating expenses related to our increased headcount in sales and engineering resources that are driving growth in new product areas.

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

Software license revenue increased 321% from $0.4 million in the three months ended June 30, 2020 to $1.7 million in the same three month period in 2021.  As a percentage of total revenue, software license revenue increased from 22% in the second quarter of 2020 to 40% in the second quarter of the current year. The $1.3 million increase in software license revenue was due primarily to an increase in license sales related to our fixed amount contracts.

Software license revenue increased 72% from $2.4 million in the six months ended June 30, 2020 to $4.1 million in the same six month period in 2021.  As a percentage of total revenue, software license revenue increased from 44% in the first six months of  2020 to 47% in the first six months of the current year. The $1.7 million increase in software license revenue was due primarily to an increase in subscription-based contracts of $0.9 million, a $0.5 increase in license sales related to our fixed amount contracts and $0.3 million of revenue related to sales of AFIX products as a result of our acquisition of AFIX products in the fourth quarter of 2020.

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

Software maintenance revenue increased 28% from $1.4 million in the three months ended June 30, 2020 to $1.8 million in the same three month period in 2021. As a percentage of total revenue, software maintenance revenue decreased from 73% in the second quarter of 2020 to 41% in the current year quarter.

Software maintenance revenue increased 21% from $2.7 million in the six months ended June 30, 2020 to $3.3 million in the same six month period in 2021. As a percentage of total revenue, software maintenance revenue decreased from 51% in the first six months of 2020 to 38% in the first six months of the current year.

For the three and six month periods ended June 30, 2021, the dollar increase in software maintenance revenue was primarily due to software maintenance revenue related to our acquisition of AFIX in the fourth quarter of 2020.

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

Services and other revenue increased from $0.1 million in the three months ended June 30, 2020 to $0.8 million in the same three month period in 2021. As a percentage of total revenue, services revenue increased from 5% in the second quarter of 2020 to 18% in the second quarter of the current year.

Services and other revenue increased from $0.3 million in the six months ended June 30, 2020 to $1.3 million in the same six month period in 2021. As a percentage of total revenue, services revenue increased from 5% in the first six months of 2020 to 15% in the first six months of the current yea.

For the three and six month period ended June 30, 2021, the dollar increase in services and other revenue was primarily due to higher services revenue in the current year period related to higher services revenue from services customers.

Cost of sales.  Cost of sales consists of engineering costs to perform customer services projects and other third party costs that are included with some of our software licenses.  Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors; iii) software license fees; and iv) hardware costs.

Cost of sales increased from $0.2 million in the three months ended June 30, 2020 to $0.3 million in the same three month period in 2021. Cost of sales as a percentage of services revenue decreased from 165% in the second quarter of 2020 to 40% in the second quarter of the current year.

Cost of sales increased from $0.3 million in the six months ended June 30, 2020 to $0.7 million in the same six month period in 2021.  Cost of sales as a percentage of services revenue decreased from 116% in the first six month s of 2020 to 54% in the first six months of the current year.

The increase in cost of services expense was primarily due to third party software and hardware costs related to a project from our AFIX product line as well as higher service and other revenue resulting from higher active contracts with services during the period.

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

The classification of total engineering costs to research and development expense and cost of sales was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$2,364	$2,422	$4,760	$4,694
Cost of services	309	164	692	334
Total engineering costs	$2,673	$2,586	$5,452	$5,028

Total engineering costs were $2.6 million in the three months ended June 30, 2020 and $2.7 million for the same period in 2021.  As a percentage of total revenue, total engineering costs decreased from 137% in 2020 to 63% in 2021.

Total engineering costs were $5.0 million in the six months ended June 30, 2020 and $5.5 million  for the same period in 2021.  As a percentage of total revenue, research and total engineering costs decreased from 93% in 2020 to 63% in 2021.

As the table immediately above indicates, total engineering costs in the three months ended June 30, 2021 increased by $0.1 million compared to the same period last year and by $0.4 million in six months ended June 30, 2021 compared to the same period in 2020.  The spending increase for the three and six months ended June 30, 2021 compared to the same prior year periods was primarily due to higher employee costs due to increased headcount.  These increases were partially offset by a decrease in spending on third-party development costs.  Lower spending on third-party development costs was primarily due to a decrease in spending with a third-party software development vendor.

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

Selling and marketing expense increased 27% from $1.2 million in the three months ended June 30, 2020 to $1.5 million in the same three month period of 2021.  As a percentage of total revenue, selling and marketing expense decreased from 62% in the second quarter of 2020 to 35% in the corresponding period in 2021.

Selling and marketing expense increased 28% from $2.5 million in the six months ended June 30, 2020 to $3.2 million in the same six month period of 2021.  As a percentage of total revenue, selling and marketing expense decreased from 46% in the first six months of 2020 to 36% in the corresponding period in 2021.

The dollar increase in selling and marketing expense in the three and six months ended June 30, 2021 was primarily due to higher employee costs due to increased headcount and contracted sales agents.

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

General and administrative expense decreased 10% from $1.8 million in the three months ended June 30, 2020 to $1.6 million in the same three month period in 2021.  As a percentage of total revenue, general and administrative expense decreased from 97% in the second quarter of 2020 to 38% in the corresponding period in 2021. The decrease in general and administrative expense was primarily due costs incurred in the second quarter of 2020 related to the COVID-19 pandemic, including turnover of over 50% of our administrative personnel, which did not recur in the corresponding period of 2021, which was partially offset by higher employee related costs of our administrative personnel and professional services in 2021.

General and administrative expense increased 4% from $3.0 million in the six months ended June 30, 2020 to $3.1 million in the same six month period in 2021.  As a percentage of total revenue, general and administrative expense decreased from 55% in the first six months of 2020 to 35% in the corresponding period in 2021. The decrease in general and administrative expense was primarily due to costs incurred in the second quarter of 2020 related to the COVID-19 pandemic, including turnover of over 50% of our administrative personnel, which did not recur in the corresponding period of 2021, which was partially offset by higher employee related costs of our administrative personnel and professional services in 2021.

Interest income.  Interest income decreased 95% from $19 thousand in the three months ended June 30, 2020 to $1 thousand in the same three month period in 2021.

Interest income decreased 99% from $0.2 million in the six months ended June 30, 2020 to $2 thousand in the same six month period in 2021.

For the three and six month period, the decrease in interest income was primarily due to lower interest rates within our money market accounts as a result of the financial markets response to the COVID-19 pandemic.

Income taxes. We had no income tax benefit for the three and six months ended June 30, 2021 and $0.5 million and $0.7 million of income tax benefit, respectively, for the three and six months ended June 30, 2020. Income tax benefit was based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

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

As of June 30, 2021, we have not made a determination on whether to elect to carry forward the 2020 operating loss, however, the federal tax refund potential on carryback represents a minimum tax benefit we can obtain from the 2020 loss.  We can realize a tax benefit to the extent of the carryback refund potential as it is considered a source of income against which to utilize the 2020 loss.

We recorded a full valuation allowance against our net deferred tax assets as of June30, 2021.

Liquidity and Capital Resources

At June 30, 2021, we had cash and cash equivalents of $35.2 million, which represented a decrease of $3.4 million from December 31, 2020. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $3.3 million in the first six months of 2021. Cash used in operations was primarily the result of $3.0 million of net loss and $1.3 million of changes in assets and liabilities, which were partially offset by $1.0 million of non-cash items primarily for depreciation, amortization and stock-based compensation.

Cash used in investing activities was $21 thousand in the first six months of 2021, which consisted of purchases of property and equipment.

Cash used in financing activities was $30 thousand in the first six months of 2021.  Financing activity cash usage was primarily the result of paying income taxes for employees who surrendered shares in connection with stock grants which was partially offset by proceeds received in connection with the exercise of stock awards.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the date of this filing.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business.  We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the six months ended June 30, 2021. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

On May 4, 2020, we announced that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2021. During the three and six months ended June 30, 2021, we did not purchase any shares.  As of June 30, 2021 the approximate dollar value of shares that may be purchased under the plan is $9,294,247.

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

Exhibit 10.1*

Agreement of Purchase and Sale dated as of April 26, 2021 by and between Aware, Inc. and FDS Bedford, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2021 an incorporated herein by reference).

Exhibit 10.2*

Aware, Inc. 2021 Employee Stock Purchase Plan (filed as Annex A to the Aware, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on April 9, 2021 on Schedule 14A and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language), as follows:  i) Consolidated Balance Sheets as of June30, 2021 and December 31, 2020, ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and June 30, 2020, iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021and June 30, 2020, iv) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2021and June 30, 2020, and v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	July 28, 2021	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	July 28, 2021	By:	/s/ David B. Barcelo
David B. Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)