Form 10-Q
period 2021-09-30
AWARE INC /MA/
filed 2021-10-27
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Securities Exchange Act of 1934

For the quarter ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of October 22, 2021 was 21,559,483.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$33,297	$38,565
Accounts receivable, net of allowance for doubtful accounts of $74 and $138 at September 30, 2021 and December 31, 2020	3,135	2,285
Unbilled receivables	3,272	2,229
Tax receivable	1,398	—
Prepaid expenses and other current assets	745	582
Total current assets	41,847	43,661

Property and equipment, net	3,333	3,701
Intangible assets, net	1,086	1,217
Goodwill	1,651	1,651
Long-term tax receivable	—	1,398
Total assets	$47,917	$51,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$565	$494
Accrued expenses	2,057	1,531
Deferred revenue	3,040	3,843
Total current liabilities	5,662	5,868
Long-term deferred revenue	106	90

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,549,483 as of September 30, 2021 and 21,378,833 as of December 31, 2020	215	214
Additional paid-in capital	97,151	96,104
Accumulated deficit	(55,217)	(50,648)
Total stockholders’ equity	42,149	45,670

Total liabilities and stockholders’ equity	$47,917	$51,628

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Software licenses	$2,197	$796	$6,287	$3,176
Software maintenance	1,526	1,368	4,831	4,110
Services and other	452	310	1,739	597
Total revenue	4,175	2,474	12,857	7,883

Costs and expenses:
Cost of sales	243	149	933	483
Research and development	2,307	2,332	7,067	7,027
Selling and marketing	1,631	1,306	4,785	3,771
General and administrative	1,574	1,207	4,644	4,170
Total costs and expenses	5,755	4,994	17,429	15,451
Operating loss	(1,580)	(2,520)	(4,572)	(7,568)

Interest income	1	7	3	174
Loss before benefit from income taxes	(1,579)	(2,513)	(4,569)	(7,394)
Benefit from income taxes	—	(736)	—	(1,416)
Net loss	$(1,579)	$(1,777)	$(4,569)	$(5,978)

Net loss per share – basic	$(0.07)	$(0.08)	$(0.21)	$(0.28)
Net loss per share – diluted	$(0.07)	$(0.08)	$(0.21)	$(0.28)
Weighted-average shares – basic	21,532	21,476	21,508	21,452
Weighted-average shares – diluted	21,532	21,476	21,508	21,452

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,569)	$(5,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	520	401
Stock-based compensation	1,077	557
Changes in assets and liabilities:
Accounts receivable	(849)	416
Unbilled receivables	(1,044)	1,088
Prepaid expenses and other current assets	(163)	(369)
Tax receivable	—	(1,179)
Accounts payable	71	71
Accrued expenses	525	599
Deferred revenue	(786)	204
Net cash used in operating activities	(5,218)	(4,190)

Cash flows from investing activities:
Purchases of property and equipment	(21)	(464)
Net cash used in investing activities	(21)	(464)

Cash flows from financing activities:
Proceeds from issuance of common stock	25	23
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(54)	(89)
Repurchase of common stock	—	(704)
Net cash used in financing activities	(29)	(770)

Decrease in cash and cash equivalents	(5,268)	(5,424)
Cash and cash equivalents, beginning of period	38,565	47,742
Cash and cash equivalents, end of period	$33,297	$42,318

Supplemental disclosure: Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three and Nine Months Ended
	September 30, 2020
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2019	21,443	$214	$96,255	$(43,034)	$53,435

Issuance of unrestricted stock	94	1	(1)	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(15)	—	(50)	—	(50)
Stock-based compensation expense	—	—	83	—	83
Net loss	—	—	—	(1,060)	(1,060)

Balance at March 31, 2020	21,522	$215	$96,287	$(44,094)	$52,408

Issuance of common stock under employee stock purchase plan	7	—	23	—	23
Stock-based compensation expense	—	—	230	—	230
Repurchase of common stock	(139)	(1)	(468)		(469)
Net loss	—	—	—	(3,142)	(3,142)

Balance at June 30, 2020	21,390	$214	$96,072	$(47,236)	$49,050

Issuance of common stock under employee stock purchase plan	142	1	(1)	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(12)	—	(39)	—	(39)
Stock-based compensation expense	—	—	244	—	244
Repurchase of common stock	(83)	(1)	(232)		(233)
Net loss	—	—	—	(1,777)	(1,777)

Balance at September 30, 2020	21,437	$214	$96,044	$(49,013)	$47,245

	For the Three and Nine Months Ended
	September 30, 2021
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	21,379	$214	$96,104	(50,648)	$45,670

Issuance of unrestricted stock	131	1	(1)	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(16)	—	(54)	—	(54)
Stock-based compensation expense	—	—	197	—	197
Net loss	—	—	—	(1,448)	(1,448)

Balance at March 31, 2021	21,494	$215	$96,246	$(52,096)	$44,365

Issuance of common stock under employee stock purchase plan	7	—	25	—	25
Stock-based compensation expense	—	—	439	—	439
Net loss	—	—	—	(1,542)	(1,542)

Balance at June 30, 2021	21,501	$215	$96,710	$(53,638)	$43,287

Issuance of unrestricted stock	48	—	—	—	—
Stock-based compensation expense	—	—	441	—	441
Net loss	—	—	—	(1,579)	(1,579)

Balance at September 30, 2021	21,549	$215	$97,151	$(55,217)	$42,149

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

The accompanying unaudited consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2021, and of operations and cash flows for the interim periods ended September 30, 2021 and 2020.

The results of operations for the interim periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the year.

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

In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations, which require an allocation of the transaction price to each distinct performance obligation based on a relative standalone selling price (“SSP) basis.  The SSP is the price at which we would sell a promised good or service separately to a customer. The best estimate of SSP is the observable price of a good or service when we sell that good or service separately. A contractually stated price or a list price for a good or service may be the SSP of that good or service. We use a range of amounts to estimate SSP when we sell each of the goods and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various goods and services within multiple performance obligation arrangements. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we typically determine the SSP using an adjusted market assessment approach using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual goods and services due to the stratification of those goods and services by customer. In these instances, we may use information such as the nature of the customer and distribution channel in determining the SSP.

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

When subscription-based software is sold, the subscription-based software and software maintenance are generally considered distinct performance obligations.  The transaction price is allocated to subscription-based software and the software maintenance based on the relative SSP of each performance obligation.  We sell subscription-based software for a fixed fee and/or a usage-based royalty fee, sometimes subject to a minimum guarantee.  When the amount is in the form of a fixed fee, including the guaranteed minimum in subscription-based royalties, revenue is allocated to the subscription-based software and recognized at a point in time upon delivery, provided all other revenue recognition criteria are met.  Revenue allocated to the software maintenance is recognized over the contract term on a straight-line basis.  Any subscription-based software fees earned not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as revenue when the subsequent usage occurs.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of September 30, 2021 and 2020, none of our contracts contained a significant financing component.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer who is our chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$2,177	$1,484	$6,844	$4,652
United Kingdom	189	266	1,642	1,046
Brazil	687	239	1,333	730
Rest of World	1,122	485	3,038	1,455
	$4,175	$2,474	$12,857	$7,883

Revenue by timing of transfer of goods or services for the three and nine months ended September 30, 2021 and 2020 was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Goods or services transferred at a point in time	$2,275	$896	$6,296	$3,258
Goods or services transferred over time	1,900	1,578	6,561	4,625
	$4,175	$2,474	$12,857	$7,883

Revenue by contract type for the three and nine months ended September 30, 2021 and 2020 was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License and service contracts	$3,114	$2,282	$10,675	$7,423
Subscription-based contracts	1,061	192	2,182	460
	$4,175	$2,474	$12,857	$7,883

Revenue from subscription-based contracts include revenue that may be recognized at a point in time or over time and be part of a fixed fee and or minimum guarantee as well as fees earned and allocated to software maintenance.

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

The following tables present changes in our contract assets and liabilities during the three and nine months ended September 30, 2020 and 2021 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended September 30, 2020
Contract assets:
Unbilled receivables	$2,018	$492	$(283)	$2,227

Three months ended September 30, 2021
Contract assets:
Unbilled receivables	$2,867	$1,660	$(1,255)	$3,272

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended September 30, 2020
Contract liabilities:
Deferred revenue	$2,961	$1,400	$(1,320)	$3,041

Three months ended September 30, 2021
Contract liabilities:
Deferred revenue	$2,947	$1,725	$(1,526)	$3,146

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2020
Contract assets:
Unbilled receivables	$3,315	$752	$(1,840)	$2,227

Nine months ended September 30, 2021
Contract assets:
Unbilled receivables	$2,229	$3,739	$(2,696)	$3,272

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Nine months ended September 30, 2020
Contract liabilities:
Deferred revenue	$2,837	$4,284	$(4,080)	$3,041

Nine months ended September 30, 2021
Contract liabilities:
Deferred revenue	$3,933	$4,043	$(4,830)	$3,146

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 67% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with a duration greater than one year was $2.2 million.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $33.3 million and $38.6 million as of September 30, 2021 and December 31, 2020, respectively.  As of September 30, 2021, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values included the following (in thousands):

	Fair Value Measurement at September 30, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$32,451	$—	$—
Total	$32,451	$—	$—

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

The fair values recorded were based on a valuation and the estimates and assumptions used in such valuation are subject to change, within the measurement period (up to one year from the acquisition date).  As of September 30, 2021, no measurement period adjustments have been recorded.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

The fair values of intangible assets were based on valuations using the income approach.  The fair value of intangible assets and their estimated useful lives as of September 30, 2021 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 years	$940	$102	$838
Developed technology	5 years	280	49	231
Trade name trademarks	7 years	20	3	17
		$1,240	$154	$1,086

During the three and nine months ended September 30, 2021 we recorded $44 thousand and $131 thousand respectively, of intangible amortization.  We expect to record amortization for the fourth quarter of 2021 and each subsequent year as follows (in thousands):

2021	$44
2022	176
2023	176
2024	176
2025	169
Thereafter	345
$1,086

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

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(1,579)	$(1,777)	$(4,569)	$(5,978)
Shares outstanding:
Weighted-average common shares outstanding	21,532	21,476	21,508	21,452
Diluted shares outstanding	21,532	21,476	21,508	21,452
Net loss per share – basic	$(0.07)	$(0.08)	$(0.21)	$(0.28)
Net loss per share - diluted	$(0.07)	$(0.08)	$(0.21)	$(0.28)

Note 6 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of services	$5	$4	$13	$9
Research and development	67	53	169	108
Selling and marketing	74	48	176	121
General and administrative	295	139	719	319
Stock-based compensation expense	$441	$244	$1,077	$557

Stock Options. We granted stock options for 2,875,000 and 50,000 shares in the nine months ended September 30, 2021 and 2020 respectively.

Unrestricted Stock Grants. We grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

In February 2021 we granted an aggregate 56,533 shares of unrestricted stock to directors.  The shares are scheduled to be issued in two equal installments shortly after June 30, 2021 and December 31, 2021, provided each grantee is serving as a director, officer or employee on those dates. Total stock-based compensation expense related to these grants is $0.3 million, of which $0.1 million and $0.2 million was charged to expense in the three and nine months ended September 30, 2021 respectively. We anticipate the remaining $0.1 million will be charged to expense in the fourth quarter of 2021.

In 2020 we granted 256,250 shares of unrestricted stock to directors, officers, and employees.  In March and May 2020, we granted 243,000 shares of unrestricted stock to directors, officers, and employees. The shares were issued in two equal installments shortly after June 30, 2020 and December 31, 2020.  In October and November, we granted 13,250 shares of unrestricted stock to employees.  The shares were issued shortly after December 31, 2020.  The total stock-based compensation expense related to these grants is $0.7 million, of which $0.2 million and $0.4 million was charged to expense in the three and nine months ended September 30, 2020, respectively and the remaining $0.3 million was charged in the fourth quarter of 2020.

In 2019 we granted 120,000 shares, of which 30,000 were issued in 2020 and which the rest will be issued in three equal installments on their anniversary in September and October of 2021, 2022, and 2023, provided the grantee is serving as a director, officer, or employee on those dates.  The total stock-based compensation expense related to the 120,000 shares granted is $0.3 million of which $21,000 and $63,000 was charged to expense in the three and nine months ended September 30, 2020 and 2021 respectively.  We anticipate the remaining $0.2 million will be charged to expense ratably through 2023.

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

We issued 28,275 shares of common stock related to the February 2021 grant in early July 2021.  We also issued 20,000 shares of common stock related to the September 2019 grant in September 2021.

Performance Share Awards. In September 2019, we granted 20,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in September 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on March 19, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $55,000, of which $0 and $24,000 was charged to expense in the three and nine months ended September 30, 2020, respectively.  There was no expense related this grant in the three and nine months ended September 30, 2021.

In October 2019, we granted 10,000 shares of stock to an officer as a performance share award under our 2001 Nonqualified Stock Plan. The shares were issued in October 2019 and were forfeitable if the grantee was not serving as a director, officer or employee on April 1, 2020. Stock-based compensation expense for this stock grant was determined based on the fair market value of our stock on the date of grant, as the number of shares in the grant was fixed on the grant date. The total stock-based compensation expense related to this grant was $29,000, of which $0 and $14,000 was charged to expense in the three and nine months ended September 30, 2020 respectively.  There was no expense in the three and nine months ended September 30, 2021.

Share Purchases - On April 30, 2020, our Board of Directors approved a program authorizing us to purchase up to $10 million of our common stock, of which $1.0 million had been utilized to repurchase shares as of September 30, 2021.  During the three and nine months ended September 30, 2021 we did not repurchase any shares of our common stock.  During the three and nine months ended September 30, 2020, we repurchased 83,000 and 222,000 shares of our common stock, respectively for $0.2 million and $0.7 million respectively.  The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors.  The authorization to repurchase shares of our common stock expires on December 31, 2021.  Repurchases will be made under the program using our own cash resources and will been accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations.  The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Director’s discretion.

Note 7 – Income Taxes

During the three and nine months ended September 30, 2021, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.  During the three and nine months ended September 30, 2020, we recorded $0.7 million and $1.4. million, respectively, of income tax benefits related to the net operating loss.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits.  We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of deferred tax assts.   As a result, as of September 30, 2021 and December 31, 2020, we recorded a full valuation allowance against our net deferred tax assts.

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

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.5 million and an increase in research credit carryforwards previously utilized.  The federal tax credit can be refunded in the future, as we decided to carry back the loss reported on the filed 2020 tax return. Upon filing our 2020 tax return, we reclassified the federal tax credit as a current receivable.  Due to the recent loss history, continued investments in the Company, and our future projections of income, we will benefit from the 2020 loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

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

Until such time, if ever, that the Purchaser delivers to us a written notice indicating its intention to proceed with the Transaction (the “Affirmation Notice”), which Affirmation Notice must be given on or prior to the date that is 180 days after the Contract Date (the “Due Diligence Period”).  During third quarter of 2021, the 180 day contemplation period was extended to December 31, 2021.  The Purchaser is under no obligation to complete the Transaction.  The Purchaser may choose not to complete the Transaction for any or no reason, including as a result of its due diligence review of the Property, as a result of changes in the Purchaser’s business plans or as a result of the Purchaser not winning certain business it may be bidding for.

The Purchaser is obligated to deposit $125,000 with a title company within five days following the Contract Date.  The deposit will be credited against the $8,000,000 purchase price at the Closing.

If the Purchaser delivers the Affirmation Notice to us, the Closing will occur 45 days after the expiration of the Due Diligence Period.  The Closing is subject to the satisfaction or waiver on or before the Closing of the conditions set forth in the Purchase and Sale Agreement, including (a) our representations and warranties in the Purchase and Sale Agreement being true and correct in all material respects as of the

Closing; (b) our having performed all of its obligations under the Purchase and Sale Agreement; (c) good and marketable fee simple title to the land and improvements forming part of the Property being insurable at standard rates; (d) our delivering a quitclaim deed to the Property; and (e) the Property being free and clear of all tenants, occupants and licensees other than us.

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

Due to the COVID-19 pandemic we have been unable to: i) conduct face-to-face meetings with customers and prospective customers, ii) present in-person demonstrations of our software solutions, iii) attend trade shows and conferences which typically generate future sales opportunities or iv) meet with prospective strategic partners.  We believe that these effects caused by the COVID-19 pandemic adversely impacted our revenue in 2020 and the three and nine months ended September 30, 2021 and will likely have an adverse impact on our revenue over the next several quarters.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended September 30, 2021 were $4.2 million and $1.6 million, respectively. These results compared to revenue of $2.5 million and operating loss of $2.5 million for the three months ended September 30, 2020.  The increase in revenue in the current three month period was primarily due to an increase in software license revenue. Lower operating loss in the current three month period was primarily due to the increase in revenue, which was partially offset by increased operating expenses.

Revenue and operating loss for the nine months ended September 30, 2021 were $12.9 million and $4.6 million, respectively.  These results compared to revenue of $7.9 million and operating loss of $7.6 million for the nine months ended September 30, 2020.  The increase in revenue in the current nine month period was primarily due to an increase in software license revenue. Lower operating loss in the current nine month period was primarily due to the increase in revenue, which was partially offset by increased operating expenses related to our increased headcount in sales and engineering resources that are driving growth in new product areas.

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

Software license revenue increased 176% from $0.8 million in the three months ended September 30, 2020 to $2.2 million in the same three month period in 2021.  As a percentage of total revenue, software license revenue increased from 32% in the third quarter of 2020 to 53% in the third quarter of the current year. The $1.4 million increase in software license revenue was due primarily to an increase in subscription based contracts of $0.8 million and $0.6 million in license sales related to our license contracts with fixed amounts.

Software license revenue increased 98% from $3.2 million in the nine months ended September 30, 2020 to $6.3 million in the same nine month period in 2021.  As a percentage of total revenue, software license revenue increased from 40% in the first nine months of 2020 to 49% in the first nine months of the current year. The $3.1 million increase in software license revenue was due primarily to an increase in subscription-based contracts of $1.5 million and $1.6 million increase in license sales related to our license contracts with fixed amounts .

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

Software maintenance revenue increased 12% from $1.4 million in the three months ended September 30, 2020 to $1.5 million in the same three month period in 2021. As a percentage of total revenue, software maintenance revenue decreased from 55% in the third quarter of 2020 to 37% in the current year quarter.

Software maintenance revenue increased 18% from $4.1 million in the nine months ended September 30, 2020 to $4.8 million in the same nine month period in 2021. As a percentage of total revenue, software maintenance revenue decreased from 52% in the first nine months of 2020 to 38% in the first nine months of the current year.

For the three and nine month periods ended September 30, 2021, the dollar increase in software maintenance revenue was primarily due to software maintenance revenue related to our acquisition of AFIX in the fourth quarter of 2020.

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

Services and other revenue increased from $0.3 million in the three months ended September 30, 2020 to $0.5 million in the same three month period in 2021. As a percentage of total revenue, services revenue decreased from 14% in the third quarter of 2020 to 11% in the third quarter of the current year.

Services and other revenue increased from $0.6 million in the nine months ended September 30, 2020 to $1.7 million in the same nine month period in 2021. As a percentage of total revenue, services and other revenue increased from 8% in the first nine months of 2020 to 14% in the first nine months of the current year.

For the three and nine month periods ended September 30, 2021, the dollar increase in services and other revenue was primarily due more services performed by us with system integrators resulting in higher services revenue in the current year period.

Cost of sales.  Cost of sales consists of engineering costs to perform customer services projects and other third-party costs that are included with some of our software licenses.  Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors; iii) software license fees; and iv) hardware costs.

Cost of sales increased from $0.1 million in the three months ended September 30, 2020 to $0.2 million in the same three month period in 2021. Cost of sales as a percentage of services revenue increased from 48% in the third quarter of 2020 to 50% in the third quarter of the current year.

Cost of sales increased from $0.5 million in the nine months ended September 30, 2020 to $0.9 million in the same nine month period in 2021.  Cost of sales as a percentage of services revenue decreased from 81% in the first nine month’s of 2020 to 53% in the first nine months of the current year.

The increase in cost of services expense was primarily due to third-party software and hardware costs related to a project from our AFIX product line as well as higher service and other revenue resulting from higher active contracts with services during the period.

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

The classification of total engineering costs to research and development expense and cost of sales was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$2,307	$2,332	$7,067	$7,027
Cost of services	243	149	933	483
Total engineering costs	$2,550	$2,481	$8,000	$7,510

Total engineering costs were $2.5 million in the three months ended September 30, 2020 and $2.6 million for the same period in 2021.  As a percentage of total revenue, total engineering costs decreased from 100% in 2020 to 61% in 2021.

Total engineering costs were $7.5 million in the nine months ended September 30, 2020 and $8.0 million for the same period in 2021.  As a percentage of total revenue, total engineering costs decreased from 95% in 2020 to 62% in 2021.

As the table immediately above indicates, total engineering costs in the three months ended September 30, 2021 increased by $0.1 million compared to the same period last year and by $0.5 million in nine months ended September 30, 2021 compared to the same period in 2020.  The spending increase for the three and nine months ended September 30, 2021 compared to the same prior year periods was primarily due to higher employee costs due to increased headcount.  These increases were partially offset by a decrease in spending on third-party development costs.  Lower spending on third-party development costs was primarily due to a decrease in spending with a third-party software development vendor.

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

Selling and marketing expense increased 25% from $1.3 million in the three months ended September 30, 2020 to $1.6 million in the same three month period of 2021.  As a percentage of total revenue, selling and marketing expense decreased from 53% in the third quarter of 2020 to 39% in the corresponding period in 2021.

Selling and marketing expense increased 27% from $3.8 million in the nine months ended September 30, 2020 to $4.8 million in the same nine month period of 2021.  As a percentage of total revenue, selling and marketing expense decreased from 48% in the first nine months of 2020 to 37% in the corresponding period in 2021.

The dollar increase in selling and marketing expense in the three and nine months ended September 30, 2021 was primarily due to higher employee costs due to increased headcount and contracted sales agents.

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

General and administrative expense increased 30% from $1.2 million in the three months ended September 30, 2020 to $1.6 million in the same three month period in 2021.  As a percentage of total revenue, general and administrative expense decreased from 49% in the third quarter of 2020 to 38% in the corresponding period in 2021. The increase in general and administrative expense was primarily due costs higher employee related costs of our administrative personnel and professional services in 2021.

General and administrative expense increased 11% from $4.2 million in the nine months ended September 30, 2020 to $4.6 million in the same nine month period in 2021.  As a percentage of total revenue, general and administrative expense decreased from 53% in the first nine months of 2020 to 36% in the corresponding period in 2021.  The decrease in general and administrative expense was primarily due to costs incurred in the second quarter of 2020 related to the COVID-19 pandemic, including turnover of over 50% of our administrative personnel, which did not recur in the corresponding period of 2021, which was partially offset due to higher employee-related costs of our administrative personnel and professional services in 2021.

Income taxes. We had no income tax benefit for the three and nine months ended September 30, 2021 and $0.7 million and $1.4 million of income tax benefit, respectively, for the three and nine months ended September 30, 2020. Income tax benefit was based on the U.S. statutory rate of 21%, increased by state income taxes, and reduced by permanent adjustments and research tax credits.

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

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.5 million and an increase in research credit carryforwards previously utilized.  The federal tax credit can be refunded in the future, as we decided to carry back the loss reported on the filed 2020 tax return.  Upon filing our the 2020, we have reclassified the federal tax credit as a current receivable.  Due to the recent loss history, continued investments in the Company, and our future projections of income, we will benefit from the 2020 loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

We recorded a full valuation allowance against our net deferred tax assets as of September 30, 2021.

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents of $33.3 million, which represented a decrease of $5.3 million from December 31, 2020. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $5.2 million in the first nine months of 2021. Cash used in operations was primarily the result of $4.6 million of net loss and $2.2 million of changes in assets and liabilities, which were partially offset by $1.6 million of non-cash items primarily for depreciation, amortization and stock-based compensation.

Cash used in investing activities was $21 thousand in the first nine months of 2021, which consisted of purchases of property and equipment.

Cash used in financing activities was $29 thousand in the first nine months of 2021.  Financing activity cash usage was primarily the result of paying income taxes for employees who surrendered shares in connection with stock grants which was partially offset by proceeds received in connection with the exercise of stock awards.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business.  We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the nine months ended September 30, 2021. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

On May 4, 2020, we announced that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2021. During the three and nine months ended September 30, 2021, we did not purchase any shares.  As of September 30, 2021 the approximate dollar value of shares that may be purchased under the plan is $9,294,247.

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

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:  i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and September 30, 2020, iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021and September 30, 2020, iv) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021and September 30, 2020, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	October 27, 2021	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	October 27, 2021	By:	/s/ David B. Barcelo
David B. Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)