Form 10-K
period 2021-12-31
AWARE INC /MA/
filed 2022-03-15
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $50,128,551.

The number of shares outstanding of the registrant’s common stock as of March 1, 2022 was 21,642,260.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on June 15, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

ITEM 1.   BUSINESS

Company Overview

Aware, Inc. (“Aware”, “we”, “us”, “our”, or the “Company”) is a leading, global authentication company that validates and secures identities using proven and trusted adaptive biometrics. Aware’s software offerings address the growing challenges that government and commercial enterprises face in knowing, authenticating and securing individuals through frictionless and highly secure user experiences. Aware’s algorithms are based on the most diverse data sets in the world and can be tailored to the unique security and requirements of each customer.  Our portfolio enables government agencies and commercial entities to enroll, identify, authenticate and enable using biometrics, which comprise physiological characteristics, such as fingerprints, faces, irises and voices.

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

We have been engaged in this business since 1993.  Our comprehensive portfolio of biometric solutions is based on innovative, robust products designed explicitly for ease of integration, including customer-managed and integration ready biometric frameworks, platforms, Software Development Kits (“SDKs”) and services. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include mobile enrollment, user authentication, identity proofing, and secure transaction enablement.

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

Worldwide Coronavirus Pandemic (“COVID-19”)

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. Governor Charlie Baker of Massachusetts ordered all businesses and organizations that do not provide “COVID-19 Essential Services” to close their physical workplaces and facilities to workers, customers and the public as of noon on March 24, 2020. At that time, we took the necessary steps to enable an all-remote workforce. Many of our clients worldwide were similarly impacted. Over time, the restrictions in the state of Massachusetts were eased, or re-tightened, in line with the trends of the pandemic. As of December 31, 2021, we were in a hybrid model with some employees coming into the office and others continuing to work remotely.

The global outbreak of COVID-19 continues to evolve, and the extent to which COVID-19, particularly with regard the new variants that emerged in 2021 (“Delta” and “Omicron”) may have long-term impact on our business and the markets we serve, will depend on future developments—which are highly uncertain and cannot be predicted with confidence, such as the pace of ongoing vaccination efforts in the United States and the rest of the world, the duration of the outbreak, travel restrictions and social distancing measures in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Integrated Framework and Platform Solutions and Services

Knomi® Mobile Framework

The Knomi mobile biometric authentication framework is built on our hardened biometric SDK components, which are optimized to operate on mobile devices, and a server that together enable strong, multi-factor, password-free authentication from a mobile device using biometrics. Knomi offers multiple biometric modality options, including facial recognition, and voice authentication as means to enroll, onboard or authenticate. Knomi software components can be used in different combinations and configurations to enable either a server-centric architecture, a web-based or a device-centric implementation. Knomi has primarily been sold as a perpetual license and is also available as a fixed term license that is priced on a subscription-based model.

AwareABIS™ Platform

AwareABIS is an Automated Biometric Identification System (“ABIS”) used for large-scale biometric identification and deduplication using fingerprint, face, and iris recognition. Leveraging Aware’s Astra™ and BioSP™ products, AwareABIS is a highly scalable platform that performs one-to-many search or one-to-one match against large stores of biometrics and other identity data. Utilizing highly distributed computing, AwareABIS also enables complex filtering, and linking operations critical to data preparation and quality assurance functions, such as identity resolution and data deduplication of massive biometric databases (tens of millions of records).  The platform is built upon several mature, high-performance, field-proven applications and algorithms from Aware. AwareABIS has primarily been sold as perpetual license and is also available as a fixed term license that is priced on a subscription-based model or the size of the biometric system.

AFIX Suite of Products

Aware’s AFIX suite of products is used for small-scale law enforcement focused biometric identification. AFIX Tracker™ supports fingerprint, palmprint and latent print identification, designed to serve between 15,000 and 2 million identities.  AFIX Tracker is ideal for crime scene investigation applications in low to moderate sized community populations. The product provides minutiae-based search capability and can be configured as either a standalone system, or for use with centralized, server-based data stores. AFIX Tracker has primarily been sold as a perpetual license and is also available as a fixed term license that is priced on a subscription-based model or the size of the biometric system.

BioSP™ - Biometric Services Platform

BioSP is a service-oriented platform used to enable a biometric system with advanced biometric data processing and management functionality in a web services architecture. It provides workflow, data management and formatting, and other important utilities for large-scale fingerprint recognition, face recognition, and iris recognition systems. BioSP is well suited for applications that require the collection of biometrics throughout a distributed network, and subsequent aggregation, analysis, processing, distribution, matching, and sharing of data with other system components. BioSP is modular, programmable, scalable, and secure, capable of managing all aspects of transaction workflow, including messaging, submissions, responses, and logging. BioSP has primarily been sold as a perpetual license and is also available as a fixed term license that is priced on users, transactions, or enterprise wide.

BioSP™ Biometric Services Platform - WebEnroll

WebEnroll is a browser-based biometric enrollment and data management solution available as an enhanced version of BioSP™ that utilizes BioComponents™ for capture of biographic data, fingerprints and facial images in a browser. Each BioComponent performs advanced biometric image autocapture as well as capture device hardware abstraction.  Once images are captured, they are submitted to BioSP, where configurable workflows and modular software applications are used for processing, routing, and storage of each transaction.  WebEnroll has primarily been sold as a perpetual license and is also available as a fixed term license that is priced on users, transactions, or enterprise wide.

AwareID™

AwareID™ is our new Software-as-a-Service (“SaaS) offering that is used for Aware’s adaptive authentication platform of cloud-based biometric application programming interfaces (“APIs”) and turnkey services.  AwareID provides biometric face and voice analysis for liveness-verification, and document validation. The platform uses proprietary Adaptive Authentication technology in cloud-based bundles to provide comprehensive authentication functionality with situational awareness for onboarding, access control/management, and authentication of transactions. These services can be used discretely to enhance investments already in place or combined to provide higher functionality. The AwareID platform is built on open architecture and interfaces to maximize interoperability and connection to other biometric and/or digital identity applications and platforms. AwareID is provided as a SaaS offering with usage-based pricing. This wider SaaS offering includes the solution formerly referred to as Indigo™.

FortressID™

Aware’s Fortress Identity cloud platform (“FortressID”), acquired in December 2021, is used for user authentication with compound biometrics. The Fortress Identity Biometric Authenticator™ and Onboarding Authentication Platform™ provide multi-factor authentication through passive and active biometrics for multiple modalities, including voice, fingerprint, face and behavior to enable online onboarding and identity proofing. FortressID also includes a mobile SDK for iOS and Android applications, a Citrix connector to enable full multi-modal, multi-factor biometric user authentication with Citrix, and an Active Directory connector to enable the addition of biometrics to strengthen or replace password access. FortressID is sold as a SaaS offering. Going forward, we plan to transition FortressID into the AwareID offering.

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

Historically, we sold our software products under perpetual or fixed-term licenses.  With the introduction of AwareID and FortressID, we have incorporated SaaS offerings into our product line-up.  While we did not recognize revenues from our SaaS offerings during 2021, we expect SaaS to become a significant product offering moving forward.

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

Services

We provide a variety of program management and software engineering services, including: i) project planning and management; ii) system and architecture design; iii) software design, development, customization, configuration, and testing; and iv) software integration and installation.  Services are sold in conjunction with our products and solutions and are provided for a fixed fee.

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

Major Customers

All of our revenue in 2021 and 2020 was derived from unaffiliated customers.  No customer represented 10% or more of total revenue in either 2021 or 2020.

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

•

Component providers that offer biometrics software and hardware components for fingerprint, facial, iris and voice biometric identification.  This group of competitors includes companies such as FaceTec, iProov, and Innovatrics.

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

Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights.  We have an active program to protect our proprietary technology through the filing of patents.  As of December 31, 2021, we had approximately 84 U.S. and foreign patents and approximately 15 pending patent applications. Our patents and patent applications pertain primarily to biometrics and imaging compression.

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

Employees

As of December 31, 2021, we employed 81 people, all based in the U.S, including 49 in engineering and research, 20 in sales and marketing, and 12 in finance and administration.  Of these employees, 66 were based in Massachusetts and were based outside of Massachusetts.  None of our employees are represented by a labor union.  We consider our employee relations to be good.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at www.aware.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (“the SEC”). The SEC also maintains a website, www.sec.gov, that contains reports and other information regarding issuers that file electronically with the SEC.

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

Due to the COVID-19 pandemic we have been limited in our ability to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our software solutions, (iii) attend trade shows and conferences which typically generate future sales opportunities or (iv) meet with prospective strategic partners.   These effects caused by the COVID-19 pandemic adversely impacted our operating and financial results in 2021 and 2020 and will likely have an adverse impact on our operating and financial results over at least the next several quarters.

The extent to which our operating and financial results will continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; the impact of the emergence of new variants of the virus that causes COVID-19; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus, including vaccine development and distribution. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this Form 10-K.

Our operating results may fluctuate significantly from period-to-period and are difficult to predict.

Individual orders can represent a meaningful percentage of our revenues and operating results in any single quarter and the timing of the receipt of those orders is difficult to predict. The failure to close an order or the deferral or cancellation of an order can result in revenue and net income shortfalls for that quarter. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect our financial results for that quarter.

Our financial results may be negatively affected by a number of factors, including the following:

•	any lack or reduction of government funding and the political, budgetary and purchasing constraints of government customers who purchase products and services directly or indirectly from us;
•	the terms of customer contracts that affect the timing of revenue recognition;
•	the size and timing of our receipt of customer orders;
•	significant fluctuations in demand for our products and services;
•	any loss of a key customer or one of its key customers;
•	new competitors entering our markets, or the introduction of enhanced solutions from new or existing competitors;
•	competitive pressures on selling prices;
•	any cancellations, or delays of orders or contract amendments by government customers;
•	higher than expected costs, asset write-offs, and other one-time financial charges; and
•	general economic trends and other factors, such as the COVID-19 pandemic.

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

We derive a significant portion of our revenue directly or indirectly from federal, international, state and local governments. We believe that the success and growth of our business will continue to depend on government customers purchasing our products and services either directly from us or indirectly through our channel partners. Changes in government contracting policies or government budgetary constraints may adversely affect our financial performance. Among the factors that could adversely affect our business are:

•	changes in fiscal policies or decreases in available government funding,
•	changes in government funding priorities;
•	changes in government programs or applicable requirements;
•	the adoption of new laws or regulations or changes to existing laws or regulations relating to the provision of biometrics services or the use of biometric data;
•	changes in political or social attitudes with respect to security and defense issues;
•	changes in audit policies and procedures of government entities;
•	potential delays or changes in the government appropriations process; and
•	delays in the payment of our invoices by government payment offices.

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

A component of our strategy to grow our revenue includes expansion into commercial markets. To date, biometrics technology has received only limited acceptance and slow adoption in these markets.   Although the recent appearance

of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are still in the process of developing and evolving.   Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers, passwords and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including: i) the performance and reliability of biometric solutions; ii) costs involved in adopting and integrating biometric solutions; iii) public concerns regarding privacy; and iv) potential privacy legislation.

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

Our failure to effectively manage our relationships with these third parties could impair the success of our sales, marketing and support activities. Moreover, the activities of these third parties are not within our direct control. The occurrence of any of the following events could have a material adverse effect on our business, financial condition and operating results:

•	a reduction in sales efforts by our partners;
•	the failure of our partners to win government awards in which our products are used;
•	a reduction in technical capabilities or financial viability of our partners;
•	a misalignment of interest between us and any of our partners;
•	the termination of our relationship with a major systems integrator or OEM; or
•	any adverse effect on a partner’s business related to competition, pricing or other factors.

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

•	customers’ perceptions regarding the benefits of biometrics solutions;
•	public perceptions regarding the intrusiveness of these solutions and the manner in which organizations use the biometric information collected;
•	public perceptions regarding the confidentiality of private information;
•	proposed or enacted legislation related to privacy of biometric information;
•	customers’ satisfaction with biometrics solutions; and
•	marketing efforts and publicity regarding biometrics solutions.

Even if biometrics solutions gain wide market acceptance, our solutions may not adequately address market requirements and may not continue to gain market acceptance. If biometrics solutions generally or our solutions specifically do not gain wide market acceptance, we may not be able to achieve our anticipated level of growth and our revenues, and our results of operations would be adversely affected.

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

•

Component providers that offer biometrics software and hardware components for fingerprint, facial, iris and voice biometric identification.  This group of competitors includes companies such as FaceTec, iProov, and Innovatrics.

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

Despite testing, complex software products such as ours may contain errors, defects, or bugs, which may only be discovered after they have been installed and used by our customers. Defects in the products that we develop and sell to our customers could require expensive corrections and result in delayed or lost revenue, adverse customer reaction and negative publicity about us or our products and services. Customers who are not satisfied with any of our products may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm our reputation, financial results and competitive position.

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

We rely on software licensed from third parties to develop and offer some of our solutions. In addition, we may need to obtain future licenses from third parties to use software or other intellectual property associated with our solutions. We cannot assure you that these licenses will be available to us on acceptable terms, without significant price increases or at all. Any loss of the right to use any such software or other intellectual property required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us or, if available from others, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions, which could harm our business.

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

Our products, services and systems may be used in critical company, customer or third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service.

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

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success.  We regard our technology as proprietary. We rely on a combination of U.S. and worldwide patent, trade secret, copyright, and trademark law as well as confidentiality agreements to protect our proprietary technology.  We cannot assure you that we will be able to enforce the patents we own against third parties. Some foreign countries do not currently provide effective legal protection for intellectual property and our ability to prevent the unauthorized use of our products in those countries is therefore limited. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business would thus be harmed.

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

We may be subject to claims that our technology and products infringe the intellectual property rights of others.  A large and increasing number of participants in the technology industry, including companies known as non-practicing entities, have applied for or obtained patents. Some of these patent holders have demonstrated a readiness to commence litigation based on allegations of patent infringement.  Third parties have asserted against us in the past and may assert against us in the future patent, copyright and other intellectual property rights to technologies that are important to our business.

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

Extensive regulation under federal, state, and foreign law has adversely affected us and could further adversely affect us in ways that are difficult for us to predict. More specifically, we are subject to regulatory environment changes regarding privacy and data protection that could have a material impact on our results of operations. These regulatory changes may potentially involve new regulatory issues/requirements such as the EU General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), the Illinois Biometric Privacy Act, Texas Statute on the Capture or Use of Biometric Identifier, State of Washington H.B. 1493, Brazil’s General Data Protection Law (“LGPD”) and any other state, federal or foreign regulations governing the collection, use and storage of biometric data. The potential costs of compliance with or imposed by new/existing regulations and policies that are applicable to us, or fines and penalties to which we may become subject if we fail to comply with those regulations and polices, may affect the use of our products and services and could have a material adverse impact on our results of operations.

In addition, our business may also be adversely affected by: i) the imposition of tariffs, duties and other import restrictions on goods and services we purchase from non-domestic suppliers; or ii) the imposition of economic sanctions on existing or potential customers or suppliers, or iii) by the imposition of export restrictions on products we sell internationally. Changes in current or future laws or regulations, in the United States or elsewhere, could seriously harm our business.

Adverse economic conditions could harm our business.

Unfavorable changes in economic conditions, including recessions, inflation, turmoil in financial markets, changes caused by global crisis such as the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and resulting economic sanctions, the Taliban’s takeover of Afghanistan, or other changes in economic conditions, could harm our business, results of operations, and financial conditions as a result of:

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

We may make acquisitions of companies that offer complementary products, services, and technologies such as our acquisitions of FortressID in December of 2021 and AFIX in November of 2020. The ultimate success of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realize may not exceed the costs of the acquisition.  The risk and difficulties associated with acquiring and integrating companies and other assets include, among others, difficulties assimilating the operations and personnel of acquired companies, challenges in realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows.  Additionally, the consideration we pay for any future acquisitions could include shares of our stock, which could cause dilution to existing shareholders and to earnings per share.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2.   PROPERTIES

We currently occupy approximately 72,000 square feet of office space in Bedford, Massachusetts, which serves as our headquarters.  This site is used for our research and development, sales and marketing, and administrative activities.  While we currently own this facility, in April 2021 we entered into a Purchase and Sale Agreement with FDS Bedford, LLC, pursuant to which it may elect to purchase the property.  See Note 10 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information on this agreement.

In March 2022, we entered into a lease with respect to approximately 20,730 rentable square feet in Burlington, Massachusetts.  We expect to take possession of this property in July 2022 and intend to use this property as our headquarters.  We believe that this facility will be adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future will be available on reasonable terms.  See Note 11 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information on this agreement.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business.  We are not party to any lawsuit or proceeding that, in our opinion, is likely to materially impact us or our business.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is the only class of stock we have outstanding, and it trades on the Nasdaq Global Market under the symbol AWRE.

As of March 1, 2022, we had approximately 74 shareholders of record.  This number does not include shareholders who hold our shares in a “nominee” or “street” name. We paid no dividends in 2021 or 2020. We anticipate that we will continue to reinvest any earnings to finance future operations although we may also pay special cash dividends if our board of directors deems it appropriate.

Issuer Purchases of Equity Securities

On May 4, 2020, the Company announced that the board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2021. We did not repurchase any shares under this plan in 2021.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2021	2020
Software licenses	47%	45%
Software maintenance	40	48
Services and other	13	7
Total revenue	100	100
Costs and expenses:
Cost of services and other	7	7
Research and development	55	80
Selling and marketing	38	48
General and administrative	37	48
Total costs and expenses	137	183
Operating loss	(37)	(83)
Interest income	-	2
Loss before benefit from income taxes	(37)	(81)
Benefit from income taxes	(2)	(14)
Net loss	(35%)	(67%)

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

In November 2020, we acquired certain assets and assumed certain liabilities of Radiant’s AFIX product line for cash consideration of approximately $2.4 million.  The acquisition of AFIX provides turnkey face and fingerprint biometric and forensic analysis software for small and medium-sized law enforcement and government agencies and extends our ABIS product family.

In December 2021, we acquired 100% of the outstanding shares of FortressID in exchange for $2.5 million in cash.  Additionally, the purchase consideration includes a contingent consideration arrangement wherein the seller is entitled to cash payments of up to $4.0M based on revenue targets in 2022 and 2023. The fair value of the contingent consideration was determined to be $0.9M at December 31, 2021 and is included in the purchase price consideration.  The acquisition of FortressID, expands the Company’s offerings around identity proofing, enhancing its onboarding, verification and authentication offerings to directly address financial compliance requirements and enable organizations to mitigate risk and curtail increasing fraud.

Summary of Financial Results

We used revenue and operating loss to summarize financial results over the past two years as we believe these measurements are the most meaningful way to understand our operating performance.

2021 compared to 2020

Revenue and operating loss in 2021 were $16.9 million and $6.1 million, respectively, which compared to revenue and operating loss in 2020 of $11.3 million and $9.4 million, respectively.

Higher revenue in 2021 as compared to 2020 was primarily due to an increase in software license revenue from subscription-based contracts and fixed fee license contracts, as well as maintenance revenue related to our acquisition of AFIX in the fourth quarter of 2020 and services revenue related to additional service projects.  Lower operating loss in 2021 as compared 2020 was primarily due to the increase in revenue, which was partially offset by increased operating expenses.

Software License Revenue

Software license revenue consists of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue increased 58% from $5.0 million in 2020 to $8.0 million in 2021.  As a percentage of total revenue, software license revenue increased from 45% in 2020 to 47% in 2021.  The $3.0 million increase in software license revenue was attributable to a $1.6 million increase in subscription-based contracts and $1.4 million increase in fixed fee license contracts.

Software Maintenance Revenue

Software maintenance revenue consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 23% from $5.4 million in 2020 to $6.7 million in 2021.  As a percentage of total revenue, software maintenance revenue decreased from 48% in 2020 to 40% in 2021.  The dollar increase in software maintenance revenue was primarily due to software maintenance revenue related to our acquisition of AFIX in the fourth quarter of 2020.

A majority of our customers purchase software maintenance contracts when they initially purchase software licenses. Since our software is used in active biometrics systems, many of our customers continue to renew their maintenance contracts in subsequent years while systems remain operational.

Services and Other Revenue

Services revenue consists of fees we charge to perform software development, integration, installation, and customization services. Similar to software license revenue, services revenue depends on our ability to win biometrics systems projects either directly with end user customers or in conjunction with channel partners.  Other revenue consists of hardware fees that are included with some of our software license.  Services and other revenue fluctuate when we commence new projects and/or when we complete projects that were started in previous periods.

Services and other revenue increased 162% from $0.8 million in 2020 to $2.2 million in 2021.  As a percentage of total revenue, services and other revenue increased from 7% in 2020 to 13% in 2021.  The dollar increase in services and other revenue was primarily due to additional services performed by us with system integrators.

Cost of Services and Other Revenue

Cost of services and other revenue consists primarily of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors; iii) software license fees; and iv) hardware costs.

Cost of services and other revenue increased 49% from $0.8 million in 2020 to $1.2 million in 2021. When compared to services and other revenue, cost of services and other revenue as a percentage decreased from 96% in 2020 to 55% in 2021, which resulted in gross margins increasing from 4% in 2020 to 45% in 2021. The dollar increase in cost of services and other revenue was primarily due to third-party software and hardware costs related to a project from our AFIX product line as well as higher allocation of engineering costs to service and other revenue resulting from higher active contracts with services.

Gross margins on services and other revenue are a function of: i) the nature of the projects; ii) the level of engineering difficulty and labor hours required to complete project tasks; and iii) how much we were able to charge.  Gross margins in these years reflect the profitability mix of customer projects. We expect that gross margins on services and other revenue will continue to fluctuate in future periods based on the nature, complexity, and pricing of future projects.

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

The classification of total engineering costs to research and development expense and cost of services was (in thousands):

	Years ended December 31,
	2021	2020
Research and development expense	$9,259	$9,093
Cost of services and other	1,210	810
Total engineering costs	$10,469	$9,903

Total engineering costs increased 6% from 2020 to 2021.  As a percentage of total revenue, total engineering costs decreased from 87% in 2020 to 62% in 2021.

Total engineering costs increased by $0.6 million in 2021 as compared to 2020. The spending increase was primarily due to higher employee costs.  Our engineering headcount of 49 in 2021 remained consistent compared to 2020. We believe our engineering organization was adequately staffed as of December 31, 2021.

As we described in the Part I—Business of this Form 10-K, we intend to introduce new products that will allow us to offer more complete biometrics solutions. We believe this strategy will allow us to sell more software into biometrics systems projects in order to grow our revenue.  Our preference is to develop such products internally, however to the extent we are unable to do that, we may purchase or license technologies from third parties.  We anticipate that we will continue to focus our future research and development activities on enhancing existing products and developing new products.  We expect research and development expenses to increase in absolute dollars, but to decrease as a percentage of net revenues.

Selling and Marketing Expense

Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Sales and marketing expense increased by 18% from $5.4 million in 2020 to $6.3 million in 2021.   As a percentage of total revenue, sales and marketing expense decreased from 48% in 2020 to 38% in 2021.  The dollar increase in selling and marketing expense was primarily due to increased headcount and contracted sales agents.  We expect to expand our sales and marketing force to address additional opportunities.

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

General and administrative expense increased by 14% from $5.4 million in 2020 to $6.2 million in 2021.  As a percentage of total revenue, general and administrative expense decreased from 48% in 2020 to 37% in 2021.  The increase in general and administrative expense in 2021 was primarily due to higher employee related costs of our administrative personnel and professional services in 2021.  We expect general and administrative expenses to increase in absolute dollars, but to decrease as a percentage of net revenues and may fluctuate depending on specific activities in a period.

Interest Income

Interest income decreased by 98% from $0.2 million in 2020 to $4,000 in 2021.  The dollar decrease was primarily due to lower interest rates within our money market accounts.

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

A discussion of income taxes for the years ended December 31, 2021, and 2020 follows:

Year ended December 31, 2021.  Total income tax benefit for the year ended December 31, 2021 was $0.3 million.  The income tax benefit for 2021 relates to a release of our valuation allowance as a result of deferred taxes recorded as part of the FortressID acquisition.

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

Cash flows from operating activities

A discussion of cash flow from operating activities for each of the last two years is as follows:

Year ended December 31, 2021. Cash used in operating activities was $6.2 million in 2021. Cash used by operations was primarily the result of $5.8 million of net loss and $2.3 million of changes in assets and liabilities, partially offset by the add back of $1.9 million of non-cash items for depreciation, amortization and stock-based compensation.

Year ended December 31, 2020. Cash used in operating activities was $5.3 million in 2020. Cash used by operations was primarily the result of $7.6 million of net loss, partially offset by $0.8 million of changes in assets and liabilities and by the add back of $1.5 million of non-cash items for depreciation, amortization and stock-based compensation.

Cash flows from investing activities

A discussion of cash flow from investing activities for each of the last two years is as follows:

Year ended December 31, 2021. Investing activity cash usage of $2.5 million was primarily the result of $2.5 million used in connection with our acquisition of FortressID.

Year ended December 31, 2020. Investing activity cash usage of $2.9 million was primarily the result of $2.4 million used in connection with our acquisition of the AFIX product suite and $0.5 million of purchases of property and equipment.

Cash flows from financing activities

A discussion of cash flow from financing activities for each of the last two years is as follows:

Year ended December 31, 2021. Financing activity cash provided of $0.1 million was primarily the result of the issuance of common stock from stock grants which was partially offset by cash used to pay income taxes for employees who surrendered shares in connection with stock grants.

Year ended December 31, 2020. Financing activity cash usage of $1.0 million was primarily the result of $0.9 million used to buy back stock under our stock repurchase program and $0.1 million used to pay income taxes for employees who surrendered shares in connection with stock grants.

At December 31, 2021, we had cash and cash equivalents of $30.0 million.  While we cannot assure you that we will not require additional financing, or that if needed such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the filing date of this Annual Report on Form 10-K and to meet our known long-term cash requirements.  Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations.  If we required additional capital resources, we may utilize available funds or additional external financing.

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

We categorize revenue as software licenses, software maintenance, or services and other revenue. Revenue from software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. We recognize software maintenance revenue over time on a straight-line basis over the contract period. Services revenue is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met.

In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations, which require an allocation of the transaction price to each distinct performance obligation based on a relative standalone selling price (“SSP”) basis.  The SSP is the price at which we would sell a promised good or service separately to a customer. The best estimate of SSP is the observable price of a good or service when we sell that good or service separately. A contractually stated price or a list price for a good or service may be the SSP of that good or service. We use a range of amounts to estimate SSP when we sell each of the goods and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various goods and services. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we typically determine the SSP using an adjusted market assessment approach using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual goods and services due to the stratification of those goods and services by customers and circumstances. In these instances, we may use information such as the nature of the customer and distribution channel in determining the SSP.

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

When subscription-based software is sold, the software license and software maintenance are generally considered distinct performance obligations. The transaction price is allocated to the software license and the software maintenance based on relative SSP.  We sell our software subscription license for a fixed fee or a subscription-based royalty fee, sometimes subject to a minimum guarantee.  When the amount is in the form of a fixed fee, including the guaranteed minimum usage-based royalty, revenue allocated to the software license is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met.  Any royalties not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as revenue when the subsequent usage occurs. Revenue allocated to the software maintenance is recognized over the contract term.

Our arrangements can include variable fees, such as the option to purchase additional usage of a previously delivered software license. The Company may also provide pricing concessions to clients, a business practice that also gives rise to variable fees in contracts. For variable fees arising from the client’s purchase of additional usage of a previously delivered software license, we apply the sales and usage-based royalties guidance related to a license of intellectual property and recognizes the revenue in the period the underlying sale or usage occurs. We include variable fees in the determination of total transaction price if it is not probable that a future significant reversal of revenue will occur. We use the expected value or most likely value amount, whichever is more appropriate for specific circumstances, to estimate variable consideration, and the estimates are based on the level of historical price concessions offered to clients.

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2021 and 2020, none of our contracts contained a significant financing component.

Goodwill and intangible assets impairment.  Our goodwill and intangible assets result from our previous business acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill. We perform our annual goodwill impairment test in the fourth quarter. To assess if goodwill is impaired, we first review qualitative factors to determine whether further impairment testing is necessary. If based on the qualitative assessment, we consider it more-likely-than-not that our reporting unit's fair value is less than its carrying amount, we perform a quantitative impairment test. An excess of carrying value over fair value would indicate that goodwill may be impaired.

We periodically reevaluate our business and have determined that we have one operating segment and one reporting unit. If our assumptions change in the future, we may be required to record impairment charges to reduce our goodwill's carrying value.

If indicators of impairment are present, we compare the estimated undiscounted cash flows that the asset is expected to generate to the carrying value. The key assumptions of the cash flow model involve significant subjectivity. If such assets are impaired, an impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value.

As of December 31, 2021, we had $3.1 million of goodwill and $3.2 million of intangible assets. Impairment in the valuation of long-lived assets could materially impact our operating results and financial position. To date, there have been no impairments of goodwill or intangible assets.

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

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The Act contained specific relief and stimulus measures including allowing net operating losses originating in 2018 through 2020 to be carried back five years to offset taxable income in the carryback period.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets.  Our deferred tax assets primarily relate to: i) research and development tax credit carryforwards related to excess stock compensation benefits; ii) net operating loss carryforwards; and iii) temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2021, we had a total of $10.7 million of deferred tax assets for which we have recorded a $10.7 million valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements.    In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contracts liabilities to be accounted for as if they (“the acquirer”) entered into the original contract at the same time and same date as the acquiree.  The guidance is to be effective for reporting periods beginning after December 15, 2022, with early adoption permitted.  We have elected not to early adopt and we are continuing to assess the impact of the standard on our consolidated financial statements.

In December 2019, FASB issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU was issued to reduce the complexity of the reporting information for financial statement users. We adopted the standard on January 1, 2020. The adoption of the standard did not result in any adjustment to our financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aware, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations,  changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Contingent Acquisition Payment

As disclosed in Note 4 to the consolidated financial statements, during 2021, the Company completed the acquisition of FortressID for a total aggregate purchase price of $3.4 million. The transaction was accounted for as a business combination. The total aggregate purchase price included $2.5 million of cash consideration plus the fair value of the contingent consideration arrangement which was estimated to be $0.9 million. The contingent consideration requires cash payments of up to $2.0 million by achieving revenue targets during 2022 and up to another $2.0 million for revenue targets reached during 2023. The Company determines the fair value of contingent consideration as part of the initial purchase price allocation and on an ongoing basis each reporting period until the contingent consideration period is settled. As of December 31, 2021, the liability recorded for future estimated contingent consideration was $0.9 million, which represents a Level 3 estimate in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions that market participants would use in pricing these liabilities.

Auditing the Company’s accounting for its contingent acquisition payment was complex due to the significant estimation required by management to determine the fair value of the contingent consideration. The significance of the estimations used by management to determine the fair value of contingent consideration was primarily due to the sensitivity of the fair value to the underlying assumptions. The significant assumptions include estimation of the probability and timing of payments, future sales forecasts, as well as the appropriate discount rate based on the estimated timing of payments. These significant assumptions are forward looking and could be affected by future economic and market conditions.

Given these factors, the related audit effort in evaluating management's judgments in determining the fair value of the contingent acquisition payment was extensive and required a high degree of auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our procedures related to the Company's contingent acquisition payment included, among others:

•	We performed audit procedures that included, evaluating the Company’s use of the multi-scenario model and testing the significant assumptions used in the model.
•	We assessed the terms of the contingent acquisition payment and the conditions that must be met for the amounts to become payable.
•	We evaluated the completeness and accuracy of the underlying data used in the analysis.
•	We involved our valuation professionals to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimate.

/s/ RSM US LLP

We have served as the Company's auditor since 2012.

Boston, Massachusetts

March 15, 2022

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$29,963	$38,565
Accounts receivable (less allowance for doubtful accounts of $74 at December 31, 2021 and $138 at December 31, 2020)	3,763	2,285
Unbilled receivables	3,087	2,229
Tax receivable	1,411	—
Prepaid expenses and other current assets	591	582
Total current assets	38,815	43,661
Property and equipment, net	3,216	3,701
Intangible assets, net	3,222	1,217
Goodwill	3,120	1,651
Long term tax receivable	—	1,398
Total assets	$48,373	$51,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$283	$494
Accrued expenses	1,909	1,531
Deferred revenue	3,549	3,843
Total current liabilities	5,741	5,868
Long-term deferred revenue	191	90
Long-term contingent acquisition payment	919	-
Total long-term liabilities	1,110	90
Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2021 and 2020; issued and outstanding of 21,613,982 as of December 31, 2021 and 21,378,833 as of December 31, 2020	216	214
Additional paid-in capital	97,778	96,104
Accumulated deficit	(56,472)	(50,648)
Total stockholders’ equity	41,522	45,670
Total liabilities and stockholders’ equity	$48,373	$51,628

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2021	2020
Revenue:
Software licenses	$7,973	$5,038
Software maintenance	6,679	5,429
Services and other	2,202	842
Total revenue	16,854	11,309
Costs and expenses:
Cost of services and other	1,210	810
Research and development	9,259	9,093
Selling and marketing	6,324	5,411
General and administrative	6,158	5,419
Total costs and expenses	22,951	20,733
Operating loss	(6,097)	(9,424)
Interest and other income	4	176
Loss before benefit for income taxes	(6,093)	(9,248)
Benefit for income taxes	(269)	(1,634)
Net loss	$(5,824)	$(7,614)
Net loss per share – basic	$(0.27)	$(0.35)
Net loss per share – diluted	$(0.27)	$(0.35)
Weighted-average shares - basic	21,525	21,473
Weighted-average shares - diluted	21,525	21,473

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,824)	$(7,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	687	561
Stock-based compensation	1,567	838
Deferred taxes	(269)	-
Bad debt provision	(64)	118
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(1,410)	84
Unbilled receivables	(837)	1,086
Prepaid expenses and other current assets	(9)	(171)
Tax receivable	(13)	(1,398)
Accounts payable	(249)	307
Accrued expenses	380	435
Deferred revenue	(193)	480
Net cash used in operating activities	(6,234)	(5,274)
Cash flows from investing activities:
Purchases of property and equipment	(27)	(484)
Cash paid for acquisitions, net	(2,450)	(2,430)
Net cash used in investing activities	(2,477)	(2,914)
Cash flows from financing activities:
Proceeds from issuance of common stock	163	50
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(54)	(93)
Repurchase of common stock	—	(946)
Net cash provided by (used in) financing activities	109	(989)
Decrease in cash and cash equivalents	(8,602)	(9,177)
Cash and cash equivalents, beginning of year	38,565	47,742
Cash and cash equivalents, end of year	$29,963	$38,565
Supplemental disclosure:
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	21,443	$214	$96,255	$(43,034)	$53,435

Issuance of unrestricted stock	246	2	(2)	—	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(27)	-	(93)	—	(93)
Issuance of common stock under employee stock purchase plan	15	-	50	—	50
Stock-based compensation expense		—	838	—	838
Repurchase of common stock	(298)	(2)	(944)	—	(946)
Net loss				(7,614)	(7,614)

Balance at December 31, 2020	21,379	214	96,104	(50,648)	45,670

Issuance of unrestricted stock	189	2	(2)	—	-
Shares surrendered by employees to pay taxes related to unrestricted stock	(16)	-	(54)	—	(54)
Issuance of common stock under employee stock purchase plan	62	-	163	—	163
Stock-based compensation expense	—	—	1,567		1,567
Net loss				(5,824)	(5,824)

Balance at December 31, 2021	21,614	$216	$97,778	$(56,472)	$41,522

The accompanying notes are an integral part of the consolidated financial statements.

1	NATURE OF BUSINESS

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

We have been engaged in this business since 1993.  Our comprehensive portfolio of biometric solutions is based on innovative, robust products designed explicitly for ease of integration, including customer-managed and integration ready biometric frameworks, platforms, software development kits (“SDKs”) and services. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include mobile enrollment, user authentication, identity proofing, and secure transaction enablement.

Our products span multiple biometric modalities including fingerprint, face, iris and voice, and provide interoperable, standards-compliant, field-proven biometric functionality.  Our products are used to capture, verify, format, compress and decompress biometric images as well as aggregate, analyze, process, match and transport those images and templates within biometric systems. For large deployments, we may provide project management and software engineering services. We sell our biometrics software products and services globally through a multifaceted distribution strategy using systems integrators, original equipment manufacturers (“OEMs”), VARs, partners, and directly to end user customers.

Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Aware, Inc. and its subsidiaries (“the Company”).  All significant intercompany transactions have been eliminated.

Use of Estimates – The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  The most significant estimates included in the financial statements pertain to revenue recognition, reserves for doubtful accounts, valuation of acquired assets and assumed liabilities in business combinations, earn-out liability, goodwill and long-lived asset impairment and valuation allowance for deferred income tax assets.  Actual results could differ from those estimates.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $30.0 million and $38.6 million at December 31, 2021 and 2020, respectively. We classified our cash equivalents of $29.0 million and $37.9 million as of December 31, 2021 and 2020, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  Our cash equivalents are measured at fair value on a recurring basis and their carrying values approximate their respective fair values.

As of December 31, 2021, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	Fair Value Measurement at December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$28,952	$-	$-
Total assets	$28,952	$-	$-

Liabilities:
Contingent acquisition payment	$-	$-	$919
Total liabilities	$-	$-	$919

The fair value of our contingent acquisition payment was determined using a Monte Carlo simulation and there was no change in fair value from the initial recording date (acquisition date) to December 31, 2021 due to the proximity of the acquisition to year-end.

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

For the years ended December 31, 2021 and 2020, changes to and ending balances of the allowance for doubtful accounts were as follows (in thousands):

	Years ended December 31,
	2021	2020
Allowance for doubtful accounts balance - beginning of year	$138	$20
Additions to the allowance for doubtful accounts	-	118
Deductions against the allowance for doubtful accounts	(64)	-
Allowance for doubtful accounts balance - end of year	$74	$138

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

The estimated useful lives of assets are:

Building	30 years
Building improvements	5 to 20 years
Furniture and fixtures	5 years
Computer and office equipment	3 years
Purchased software	3 years

Goodwill – We record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired.  Our estimates of fair value are based upon assumptions believed to be reasonable at the time, but such estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate and unanticipated events or circumstances may occur, which may affect the accuracy of validity of such assumptions, estimates or actual results.  Goodwill is not amortized but rather is tested for impairment annually in the fourth quarter or more frequently, if facts and circumstances warrant a review.  Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, or unanticipated competition.  We have determined that there is a single reporting unit for the purpose of conducting the goodwill impairment assessment.  In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, we determine that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. The quantitative goodwill impairment test requires us to estimate and compare the fair value of the reporting unit, determined using an income approach and a market approach, with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

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

The changes in goodwill for the years ended December 31, 2021 and 2020 were as follows (in thousands):

As of December 31, 2021 and 2020, we had $3.1 and $1.7 million of goodwill, respectively.  Changes in the valuation of goodwill could materially impact our operating results and financial position.  We performed a quantitative analysis during the year ended December 31, 2021 and determined there was no impairment loss and to date, there have been no impairments of goodwill.
Goodwill
Balance as of December 31, 2019	$—
Goodwill arising from AFIX acquisition	1,651
Balance as of December 31, 2020	1,651
Goodwill arising from FortressID acquisition	1,469
Balance as of December 31, 2021	$3,120

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

We did not identify any events or changes in business circumstances that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate during the years ended December 31, 2021 and 2020.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2021 and 2020, none of our contracts contained a significant financing component.

Our arrangements can include variable fees, such as the option to purchase additional usage of a previously delivered software license. The Company may also provide pricing concessions to clients, a business practice that also gives rise to variable fees in contracts.  The Company also reviews contractual termination provisions in determining contractual term and total transaction price.  For variable fees arising from the client’s purchase of additional usage of a previously delivered software license, we apply the sales and usage-based royalties guidance related to a license of intellectual property and recognizes the revenue in the period the underlying sale or usage occurs. We include variable fees in the determination of total transaction price if it is not probable that a future significant reversal of revenue will occur. We use the expected value or most likely value amount, whichever is more appropriate for specific circumstances, to estimate variable consideration, and the estimates are based on the level of historical price concessions offered to clients.

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

We categorize revenue as software licenses, software maintenance, or services and other. Specific revenue recognition policies apply to each category of revenue.

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

We also offer certain products pursuant to a subscription-based software model which includes a term software license to use the software for a fixed term.  We recognize revenue for fixed fees associated with subscription-based software licenses at a point in time upon delivery, provided all other revenue recognition criteria are met.  Fees subject to the usage-based royalty exception are recognized when the subsequent usage occurs.

Also, with our acquisition of FortressID and adaption of our current products to be delivered in a hosted environment with AwareID, we expect to recognize revenue from our SaaS offerings in future periods.  SaaS offerings are recognized ratably over the subscription period.  For the year ended December 31, 2021 we did not generate revenue from SaaS contracts.

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

Services

Service revenue consists of fees from biometrics customers for software engineering services. We recognize services revenue over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met.  The use of the over-time revenue recognition method requires judgment in developing budgeted labor hours.  Changes in budgeted hours may occur and the resulting impact on revenue recognition is accounted for in the period of the change in estimate.

Arrangements with multiple performance obligations

In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations. The various combinations of multiple performance obligations and our revenue recognition for each are described as follows:

•

Perpetual software licenses and software maintenance: When software licenses and software maintenance contracts are sold together, the software licenses and software maintenance are generally considered distinct performance obligations. The transaction price is allocated to the software licenses and the software maintenance based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the software maintenance is recognized over time on a straight-line basis over the contract period.

•

Perpetual software licenses and services: When software licenses and significant customization engineering services are sold together, they are accounted for as a combined performance obligation, as the software licenses are generally highly dependent on, and interrelated with, the associated services and therefore are not distinct performance obligations. Revenue for the combined performance obligation is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). When software licenses and standard implementation or consulting-type services are sold together, they are generally considered distinct performance obligations, as the software licenses are not dependent on or interrelated with the associated services. The transaction price in these arrangements is allocated to the software licenses and services based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the services is recognized over time using an input method. In arrangements with both software licenses and services, the software license portion of the arrangement is classified as software license revenue and the services portion is classified as services revenue in our consolidated statements of operations.

•

Perpetual software licenses, software maintenance and services: When we sell software licenses, software maintenance and software services together, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). Revenue for the software maintenance is recognized over time on a straight-line basis over the contract period. However, if the software services are significant customization engineering services, they are accounted for with the software licenses as a combined performance obligation, as stated above. Revenue for the combined performance obligation is recognized over time using an input method.

•

Perpetual software licenses, hardware, software maintenance, and services: When we sell software licenses, hardware, software maintenance and software services together, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). Revenue for the software maintenance is recognized over time on a straight-line basis over the contract period.

•

Subscription-based software consisting of a software license and software maintenance: When subscription-based software is sold, the software license and software maintenance are generally considered distinct performance obligations.  The transaction price is allocated to software license and the software maintenance based on relative SSP.  We sell subscription-based software licenses for a fixed fee and/or a usage-based royalty fee, sometimes subject to a minimum guarantee.  When the amount is in the form of a fixed fee, including the guaranteed minimum in usage-based royalty, revenue is allocated to the software license recognized at a point in time upon delivery, provided all other revenue recognition criteria are met.  Any royalties not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as revenue when the subsequent usage occurs.  Revenue allocated to the software maintenance is recognized on a straight-line basis over the contract period.

Returns

We do not offer rights of return for our products and services in the normal course of business.

Customer Acceptance

Our contracts with customers generally do not include customer acceptance clauses.

Contract Balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by the deferred revenue until the performance obligation is satisfied. Our contract assets consist of unbilled receivables. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software maintenance contracts. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.

The following table presents changes in our contract assets and liabilities during the years ended December 31, 2021 and 2020 (in thousands):

	Balance at Beginning of period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2020
Contract Assets:
Unbilled receivables	$3,315	$1,508	$(2,594)	$2,229
Year ended December 31, 2021
Contract Assets:
Unbilled receivables	$2,229	$7,172	$(6,314)	$3,087

	Balance at Beginning of period	Billings	Revenue Recognized	Balance at End of Period
Year ended December 31, 2020
Contract Liabilities:
Deferred revenue	$2,837	$6,619	$(5,523)	$3,933
Year ended December 31, 2021
Contract Liabilities:
Deferred revenue	$3,933	$6,486	$(6,679)	$3,740

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 67% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations with a duration greater than one year, comprised of software maintenance contracts, was $2.6 million.

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

Capitalization of Software Costs – We capitalize certain costs to develop software products to be sold, leased, or marketed to external users, after technological feasibility of the product has been established.  No software costs were capitalized during the years ended December 31, 2021 and 2020, because such costs incurred subsequent to the establishment of technological feasibility, but prior to commercial availability, were immaterial.

Software development costs also include costs to support our SaaS offerings.  We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the projects will be completed.  No software costs were capitalized during the years ended December 31, 2021 and 2020.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2021 and 2020, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $29.7 million and $38.3 million, respectively.

Concentration of credit risk with respect to net accounts receivable and unbilled receivables consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable and unbilled receivables at December 31:

	2021	2020
Customer A	27%	39%
Customer B	-	13%

We had no customer in 2021 or 2020 that provided 10% or more of revenue.

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

Segments – We organize ourselves into a single segment reporting to the chief operating decision maker, who we have designated as our Chief Executive Officer.

We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2021	2020
United States	$9,624	$6,724
Brazil	1,938	975
United Kingdom	1,726	1,606
Rest of world	3,566	2,004
	$16,854	$11,309

Revenue by product group was (in thousands):

	Year ended December 31,
	2021	2020
License and service contracts	$14,164	$10,514
Subscription-based contracts	2,690	795
	$16,854	$11,309

Revenue included by product group consists of all associated revenue within the contract, including license revenue, maintenance revenue, and services and other revenue.  Revenue by product group may be recognized at a point in time or over-time.  These revenues are attributable to both contracts with fixed fees or guaranteed minimums.

Revenue by timing of transfer of goods or services was (in thousands):

	Year ended December 31,
	2021	2020
Goods or services transferred at a point in time	$7,992	$5,120
Goods or services transferred over time	8,862	6,189
	$16,854	$11,309

3	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2021	2020
Land	$1,056	$1,056
Building and improvements	9,166	9,166
Computer and office equipment	1,310	1,283
Purchased software	155	154
Furniture and fixtures	778	778
Total	12,465	12,437
Less accumulated depreciation	(9,249)	(8,736)
Property and equipment, net	$3,216	$3,701

Depreciation expense was $0.5 million for the years ended December 31, 2021 and 2020.

4.	ACQUISTIONS

In December 2021, we acquired 100% of the outstanding shares and acquired all of assets and liabilities of FortressID for a purchase price of $3.4 million, which consisted of $2.5 million of cash consideration and an earnout with a fair value of $0.9 million.  The maximum earnout payment is $4.0 million and requires cash payments of up to $2.0 million for set revenue targets in 2022 and another $2.0 million for set revenue targets in 2023.  The acquisition of FortressID, expands our offerings around identity proofing-enhancing its onboarding, verification and authentication offerings to directly address financial compliance requirements and enable organizations to mitigate risk and curtail increasing fraud.

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

The fair values recorded were based on a valuation performed by a third-party valuation specialist and the estimates and assumptions used in such valuation are subject to change, within the measurement period (up to one year from the acquisition date).   The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Customer relationships	$1,740
Developed technology	430
Trade name / trademarks	10
Goodwill	1,469
Gross assets acquired	3,649
Net working capital	(11)
Fair value of contingent consideration	(919)
Net assets acquired	$2,719

After allocating the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, we recorded goodwill of approximately $1.5 million, which included $0.3 million related to the release of certain deferred tax assets.  Goodwill largely consists of expected synergies to be realized from combining operations.  The goodwill is deductible for income tax purposes.

The fair values of intangible assets were based on valuations using the income approach.  The fair value of intangible assets and their estimated useful live as of December 31, 2021 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 years	$1,740	$-	$1,740
Developed technology	7 years	430	-	430
Trade name / trademarks	3 years	10	-	10
		$2,180	$-	$2,180

In November 2020, we entered into a Bill of Sale and Assignment Agreement (the “Agreement”) with Radiant Mission Solutions Inc. (“Radiant” as seller) and Maxar Technologies, Inc. (“as guarantor”) to acquire certain assets and assume certain liabilities of Radiant’s AFIX product line for cash consideration of approximately $2.4 million.  The acquisition of AFIX, provides turnkey face and fingerprint biometric and forensic analysis software for small and medium-sized law enforcement and government agencies, extends our ABIS product family.

The acquisition was accounted for as a business combination, whereby all the assets acquired, and liabilities assumed were recognized at fair value on the acquisition date, with any excess of the consideration transfer over the fair value of the net assets acquired recognized as goodwill.  Unaudited pro forma results of operations assuming the above acquisition had taken place at the beginning of each period are not provided because the historical operating results and pro forma results would not be materially different from reported results for the periods presented.  There were no measurement period adjustments recorded in the measurement period, which is now closed.

The fair values recorded were based on a valuation performed by a third-party valuation specialist.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

The fair values of intangible assets were based on valuations using the income approach.  The fair value of intangible assets and their estimated useful live as of December 31, 2021are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 years	$940	$132	$808
Developed technology	5 years	280	63	217
Tradenames	7 years	20	3	17
		$1,240	$198	$1,042

During the years ended December 31, 2021 and 2020 we recorded $176 thousand and $26 thousand of amortization expense on intangible assets, respectively.  The Company expects to record amortization for the years ended December 31 as follows (in thousands):

2022	$415
2023	415
2024	415
2025	412
2026	412
Thereafter	1,153
$3,222

5.	INCOME TAXES

We recorded a benefit for income taxes of $0.3 million in the year ended December 31, 2021 related to a release of our valuation allowance as a result the deferred taxes recorded as part of the FortressID acquisition.  We recorded a benefit for income taxes of $1.6 million in the year ended December 31, 2020 that includes a $1.4 million tax benefit of the current year tax loss which can be carried back due to changes made by the CARES Act which was signed into law on March 27, 2020.  The CARES Act contained specific relief and stimulus measures including allowing net operating losses originating in 2018 through 2020 to be carried back five years to offset taxable income in the carryback period. The components of the benefit from income taxes are as follows (in thousands):

	Year ended December 31,
	2021	2020
Current:
Federal	$-	$(1,397)
State	—	(237)
	—	(1,634)
Deferred:
Federal	(147)	—
State	(122)	—
	(269)	—
Benefit from income taxes	$(269)	$(1,634)

The 2021 difference between the effective tax rate and the U.S federal statutory rates was driven primarily due to the change in valuation allowance of our deferred tax assets.  A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2021	2020
Federal statutory rate	21%	21%
State rate, net of federal benefit	6	6
Tax credits	2	3
Permanent adjustments	—	—
Change in valuation allowance	(24)	(25)
Expiration of statutes on uncertain tax positions	—	2
Net operating loss carryback rate benefit under CARES Act	—	11
Other	(1)	—
Effective tax rate	4%	18%

The 2020 difference between the effective tax rate and the U.S. feral statutory rates was driven primarily due to the change in valuation allowance of our deferred tax assets.  This was partially offset by an income tax rate benefit related to a carryback of the 2020 net operating losses under the CARES Act.

Deferred income taxes - We had deferred tax assets of $10.7 million and $8.7 million as of December 31, 2021 and 2020 respectively.  The principal components of deferred tax assets, net, were as follows at December 31 (in thousands):

	2021	2020
Depreciation	$367	$307
Stock-based compensation	405	121
Research and development credits	6,904	6,686
Net operating loss	3,380	1,352
Other	254	208
Total deferred tax assts	11,310	8,674
Valuation allowance	(10,730)	(8,674)
Deferred tax liabilities
Intangibles	(580)	—
Total deferred tax liabilities	(580)	—
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2021, $6.9 million of our deferred tax assets relate to research credit carryforwards.  We assessed the need for a valuation allowance on our deferred tax assets.  We evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. As part of this analysis, we gave more weight to recent, historical evidence than future projections as we consider the past more objective.  As of December 31, 2021, we had a cumulative pretax loss over the most recent three-year period including a pretax loss of $6.1 million in 2021. We considered the cumulative loss for the year ended December 31, 2021 to be significant negative evidence in the overall analysis.

Further, a significant portion of our deferred tax assets relates to federal and state research and development credits.  These credits may only offset 75% of the tax liability after net operating loss carryforwards are utilized and thus, we have the risk that the credits could expire before utilization if sufficient taxable income in the carryforward periods doesn’t exist.

As of December 31, 2021, we had a federal net operating loss carryforward of $7.3 million, which may be available to offset future income tax liabilities and can be carried forward indefinitely. As of December 31, 2021, we had State NOL carryforwards of $16.7 million, respectively, which expire at various dates though 2041.

We evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credits.  Under the applicable accounting standards, we considered our history of losses and concluded that is more likely that we will not recognize the benefits of feral and state deferred tax assets.  Therefore, we have recorded a full valuation allowance of $10.7 million and $8.7 million at December 31, 2021 and 2020, respectively.  During the year ended December 31, 2021, we increased the valuation allowance by $2.0 million from the prior year end. We will continue to monitor the evidence and the realizability of our deferred tax assets in future periods.  Should evidence regarding the realizability of our deferred tax assets change at a future point in time, we will adjust the valuation allowance as required.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  In connection with our acquisition of FortressID during 2021, the historical NOL carryforwards of $3.5 million from FortressID are likely limited under Section 382 due to a change in ownership triggered by the acquisition, however, we do not expect the limitation to result in any of the NOL carryforwards to expire unused. We have not completed a study at the Aware, Inc. level to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.

Uncertain tax benefits - A roll forward of the uncertain tax position that was primarily related to our research and development tax credits is as follows (in thousands):

Uncertain tax positions at December 31, 2019	$1,008
Increase due to positions taken in prior periods	(206)
Uncertain tax positions at December 31, 2020	802
Decrease due to positions taken in prior periods	—
Uncertain tax positions at December 31, 2021	$802

Uncertain tax positions of $0.8 million will impact our tax rate if realized.

Tax examinations – We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable.    The earliest tax years that remain subject to examination by jurisdiction is 2018 for both federal and Massachusetts.  However, to the extent the Company utilizes net operating losses or credits from years prior to 2018, the statute remains open to the extent of the net operating losses or other credits are utilized.

6.	EQUITY AND STOCK COMPENSATION PLANS

Stock Option Plan – We have one active fixed stock option plan which is our 2001 Nonqualified Stock Plan (“2001 Plan”). We are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock under this plan. As of December 31, 2021, there were 889,262 shares available for grant under the 2001 Plan.

Options are granted at exercise prices as determined by the Board of Directors and have a term of up to a maximum ten years. Options generally vest over three to five years.

The following table presents stock-based compensation expenses included in our consolidated statements of operations (in thousands):

	Years ended December 31,
	2021	2020
Cost of services	$23	$17
Research and development	261	188
Selling and marketing	250	168
General and administrative	1,033	465
Stock-based compensation expense	$1,567	$838

Stock-based compensation expense in the preceding table includes expenses associated with grants of: i) stock options, ii) unrestricted shares of our common stock; and iii) performance share awards.  The methods used to determine stock-based compensation expense for each type of equity grant are described in the following paragraphs.

Stock Option Grants. For the years ended December 31, 2021 and 2020, we granted stock options for 2,875,000 and 50,000 shares of our common stock, respectively.  We estimate the fair value of those stock options using the Black-Scholes valuation model.

The Black-Scholes valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We do not estimate our forfeiture rates as the actual forfeiture rate is known at the end of each reporting period due to the timing of our stock option vesting. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted in the years ended December 31, 2021 and 2020. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Specific assumptions used to determine the fair value of options granted during the years ended December 31, 2021 and 2020, using the Black-Scholes valuation model were as follows:

	Years ended December 31,
	2021	2020
Expected term (1)	6.26 years	6.14 years
Expected volatility factor (2)	39%	37%
Risk-free interest rate (3)	0.6%	0.6%
Expected annual dividend yield	n/a	n/a

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

Unrestricted Stock Grants.  Our 2001 Plan permits us to grant shares of unrestricted stock to our directors, officers, and employees.  Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date. We granted 56,553, and 256,250 shares of unrestricted stock during the years ended December 31, 2021, and 2020, respectively.

In 2021, we granted 56,553 shares of unrestricted stock to directors.  The shares were issued in two equal installments shortly after June 30, 2021 and December 31, 2021.

We expensed $0.3 million of stock-based compensation expense related to these grants in the year ended December 31, 2021.  There was no unamortized stock-based compensation charge associated with these stock grants as of December 31, 2021.

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

We also, granted 120,000 shares in September and October 2019 to be issued in four equal installments shortly after the anniversaries of their grant dates in September and October of 2020, 2021, 2022, and 2023, provided the grantee is serving as a director, officer, or employee on those dates.  The total stock-based compensation expense related to the 120,000 shares granted in 2019 was $0.4 million, of which $23,000 was charged to expense in 2019, and $84,000 was charged to expense in the each 2020 and 2021.  We anticipate the remaining $145,000 will be charged to expense ratably through 2023.

	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	425,000	$6.00	435,000	$6.00
Granted	2,875,000	$4.73	50,000	$6.00
Exercised	—	—	—	—
Forfeited or cancelled	60,000	$4.73	60,000	$6.00
Outstanding at end of year	3,240,000	$4.97	425,000	$6.00
Exercisable at year end	218,748	$6.00	112,496	$6.00

Total options outstanding at December 31, 2021 were 3,240,000.  218,748 of those options were vested and had a weighted average exercise price of $6.00.

Options to purchase up to 2,875,000 and 50,000 shares of our common stock were granted in the years ended December 31, 2021 and 2020 respectively.

At December 31, 2021, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 9.00 and 7.92 years, respectively.

At December 31, 2021, the aggregate intrinsic value of options outstanding and options exercisable was zero. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes the stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$4 to $5	2,921,250	$4.72	9.11	54,687	$4.50
$5 to $6	106,250	$5.50	7.83	54,687	$5.50
$6 to $7	106,250	$6.50	7.83	54,687	$6.50
$7 to $8	106,250	$7.50	7.83	54,687	$7.50
	3,240,000	$4.97	9.00	218,748	$6.00

At December 31, 2021, unrecognized compensation expense related to non-vested stock options was approximately $4.2 million, which is expected to be recognized over a weighted average period of 3.0 years.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan – In May 2021, we adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP Plan”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period.  The 2021 ESPP Plan replaced our previous Employee Stock Purchase Plan (the “1996 ESPP Plan”).  Stock-based compensation expense related to our 2021 ESPP Plan for the year ended December 31, 2021 was $0.1 million.  Participation in the 2021 ESPP Plan is limited to $25,000 worth of stock for each calendar year and may be terminated at any time by the employee and automatically ends on termination of employment.  A total of 1,000,000 shares of common stock have been reserved for issuance.  As of December 31, 2021, there were 945,501 shares available for future issuance under the 2021 ESPP Plan.  We issued 54,499 and 6,972 under the 2021 ESPP Plan and 1996 ESPP Plan, respectively, during the year ended December 31, 2021.  We issued 15,388 common shares under the 1996 ESPP Plan during the year ended December 31, 2020.

Share Purchases - On April 30, 2020, our Board of Directors approved a program authorizing to purchase up to $10 million of our common stock, of which $1.0 million had been utilized as of December 31, 2021.  We did not purchase any shares in the year ended December 31, 2021.  During the year ended December 31, 2020, we repurchased 298,214 shares of our common stock.  The shares were purchased from time to time in the open market at management’s discretion, depending upon market conditions and other factors.  The authorization to repurchase Company stock expired on December 31, 2021.  Repurchases where made under the program using our own cash resources and will been accordance with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable laws, rules and regulations.  The program did not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Directors discretion.

Dividends – We did not pay dividends in the years ended December 31, 2021 and 2020.
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

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code.  Our contributions to the Plan are at the discretion of the Board of Directors.  Our contributions were approximately $0.4 and $0.3 million in 2021 and 2020, respectively.
9.	NET LOSS PER SHARE

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2021	2020
Stock options	2,823	433

Net loss per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2021	2020
Net loss	(5,824)	(7,614)
Shares outstanding:
Weighted-average common shares outstanding	21,525	21,473
Additional dilutive common stock equivalents	—	—
Diluted shares outstanding	21,525	21,473
Net loss per share – basic	$(0.27)	$(0.35)
Net loss per share - diluted	$(0.27)	$(0.35)

10.	POTENTIAL SALE OF BUILDING

On April 26, 2021 (the “Contract Date”), we entered into an Agreement of Purchase and Sale (the “Purchase and Sale Agreement”) with FDS Bedford, LLC or its designee (the “Purchaser”).  The Purchase and Sale Agreement provided that we are obligated to sell the property at 40 Middlesex Turnpike, Bedford, Massachusetts (the “Property”) to the Purchaser for $8,875,000 (the “Transaction”), subject to the satisfaction or waiver on or before the closing of the conditions set forth in the Purchase and Sale Agreement.

The Purchaser is under no obligation to complete the Transaction.  The Purchaser deposited $125,000 with a title company following the Contract Date which is non-refundable.  The deposit will be credited against the $8,875,000 purchase price at the closing.  We anticipate the sale of the building, if it occurs, to be in the second or third quarter of 2022.

We currently occupy the Property.  We are entitled to continue to occupy the Property for a period of approximately six months following the Closing at no cost to us.  We are obligated to maintain the Property we occupy in first class condition and repair during this period.
11.	SUBSEQUENT EVENTS

Lease agreement - On March 1, 2022, we entered into a lease agreement with 76/80 Burlington Group LLC (the “Lease”). Pursuant to the Lease, we leased approximately 20,730 rentable square feet at 76 Blanchard Road in Burlington, Massachusetts (the “Premise”) for a term of ten years and six months, which includes a one-time termination right after seven years and six months.  We intend to use as our principal executive offices. The term of the Lease commences on the date that the landlord notifies us that the planned construction on the Premise is substantially complete. The Lease provides for an aggregate of $8.2 million of rent due over the Lease term and also provides a renewal option for up to two additional terms of five years each.

Subscription agreement - On March 11, 2022, concurrent with our entry into a mutual reseller arrangement with MIRACL Technologies Limited (“MIRACL”), we entered into a subscription agreement with Omlis Limited, a limited company incorporated and registered in England and Wales and the parent of MIRACL (“Omlis”).  We purchased $2.5 million of Omlis’ Convertible Note (“Note”) that accrues at 5% annually with a maturity date of March 11, 2026.

Prior to maturity, we have the right to convert into a future financing at a 20% discount from the price per share paid by the investors.  If the Note remains outstanding on the maturity date, the Note shall, at the option of the holders of a majority of the outstanding Note, (i) be converted into the most senior shares in Omlis, (ii) be redeemed by payment in cash of the Note and all accrued but unpaid interest or (iii) remain outstanding.

In connection with the sale of the Note, Omlis granted us a right of first refusal for 18 months with respect to any proposed sale by Omlis of equity securities constituting 20% or more of the outstanding voting power of Omlis or all or substantially all of the assets of Omlis or any of its material subsidiaries.  Also, in connection with the sale of the Note, Omlis issued us a warrant that expires on September 11, 2023 which allows us to purchase up to 8% of the total equity shares in Omlis at a price per share of $33.91.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our June 15, 2022 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our June 15, 2022 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our June 15, 2022 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our June 15, 2022 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our June 15, 2022 Annual Meeting of Shareholders.

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

4.1†

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

10.1*

2021 Employee Stock Purchase Plan, (filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2021 and incorporated herein by reference).

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

10.17*

Aware, Inc. 2020 Executive Bonus Plan (filed as Exhibit 10.2 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020 and incorporated herein by reference).

10.18*

Amendment to Employment Agreement between Aware, Inc. and Robert Eckel dated March 27, 2020 (filed as Exhibit 10.2 to Aware Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020 and incorporate herein by reference).

10.19

Agreement of Purchase and Sale dated as of April 26, 2021 by and between Aware, Inc. and FDS Bedford, LLC (filed as Exhibit 10.1 to Aware Inc. Current Report on Form 8-l filed with the Securities and Exchange Commission on April 27, 2021 and incorporated herein by reference. between Aware, Inc. and David B. Barcelo dated May 4, 2020 (filed as Exhibit 10.1 to Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020 and incorporated herein by reference).

10.20	Lease dated as of March 1, 2021 by and between 76/80 Burlington Group, LLC and Aware, Inc.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2021 and December 31, 2020; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and December 31, 2020; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and December 31, 2020; and (v) Notes to Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

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
David Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2022.

Signature	Title

/s/ Robert A. Eckel	Chief Executive Officer, President & Director
Robert A. Eckel	(Principal Executive Officer)

/s/ David Barcelo	Chief Financial Officer
David Barcelo	(Principal Financial and Accounting Officer)

/s/ Brent P. Johnstone	Chairman of the Board & Director
Brent P. Johnstone

/s/ John S. Stafford, III	Director
John S. Stafford, III

/s/ Brian D. Connolly	Director
Brian D. Connolly
/s/ Gary Evee	Director
Gary Evee /s/ Peter Faubert	Director
Peter Faubert