Form 10-Q
period 2022-03-31
AWARE INC /MA/
filed 2022-04-27
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Securities Exchange Act of 1934

For the quarter ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of April 22, 2022 was 21,642,260.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$25,082	$29,963
Accounts receivable, net of allowance for doubtful accounts of $74 and $138 at March 31, 2022 and December 31, 2021	4,131	3,763
Unbilled receivables	3,175	3,087
Tax receivable	1,411	1,411
Prepaid expenses and other current assets	985	591
Total current assets	34,784	38,815

Property and equipment, net	3,095	3,216
Intangible assets, net	3,118	3,222
Goodwill	3,120	3,120
Note receivable	2,507	—
Total assets	$46,624	$48,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$472	$283
Accrued expenses	1,260	1,909
Deferred revenue	3,071	3,549
Current portion of contingent acquisition payment	406	—
Total current liabilities	5,209	5,741

Long-term deferred revenue	229	191
Long-term portion of contingent acquisition payment	513	919
Total long-term liabilities	742	1,110
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,642,260 as of March 31, 2022 and 21,613,982 as of December 31, 2021	216	216
Additional paid-in capital	98,208	97,778
Accumulated deficit	(57,751)	(56,472)
Total stockholders’ equity	40,673	41,522

Total liabilities and stockholders’ equity	$46,624	$48,373

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

The accompanying notes are an integral part of the consolidated financial statements.

	Three Months Ended March 31,
	2022	2021
Revenue:
Software licenses	$2,628	$2,367
Software maintenance	1,661	1,536
Services and other	403	516
Total revenue	4,692	4,419

Costs and expenses:
Cost of sales	314	383
Research and development	2,424	2,396
Selling and marketing	1,781	1,652
General and administrative	1,461	1,437
Total costs and expenses	5,980	5,868
Operating loss	(1,288)	(1,449)
Interest income	9	1
Net loss	$(1,279)	$(1,448)

Net loss per share – basic	$(0.06)	$(0.07)
Net loss per share – diluted	$(0.06)	$(0.07)
Weighted-average shares – basic	21,642	21,494
Weighted-average shares – diluted	21,642	21,494

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,279)	$(1,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225	177
Stock-based compensation	430	197
Interest receivable	(7)	—
Changes in assets and liabilities:
Accounts receivable	(368)	(587)
Unbilled receivables	(88)	(253)
Prepaid expenses and other current assets	(394)	51
Accounts payable	190	10
Accrued expenses	(650)	(229)
Deferred revenue	(440)	(389)
Net cash used in operating activities	(2,381)	(2,471)

Cash flows from investing activities:
Investment in note receivable	(2,500)	—
Net cash used in investing activities	(2,500)	—

Cash flows from financing activities:
Payments made for taxes of employees who surrendered shares related to unrestricted stock	—	(54)
Net cash used in financing activities	—	(54)

Decrease in cash and cash equivalents	(4,881)	(2,525)
Cash and cash equivalents, beginning of period	29,963	38,565
Cash and cash equivalents, end of period	$25,082	$36,040

Supplemental disclosure: Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

The accompanying notes are an integral part of the consolidated financial statements.

	For the Three Months Ended
	March 31, 2021
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	21,379	$214	$96,104	$(50,648)	$45,670

Issuance of unrestricted stock	131	1	(1)	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(16)	—	(54)	—	(54)
Stock-based compensation expense	—	—	197	—	197
Net loss	—	—	—	(1,448)	(1,448)

Balance at March 31, 2021	21,494	$215	$96,246	$(52,096)	$44,365

	For the Three Months Ended
	March 31, 2022
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2021	21,614	$216	$97,778	$(56,472)	$41,522

Issuance of unrestricted stock	28	—	—	—	—
Stock-based compensation expense	—	—	430	—	430
Net loss	—	—	—	(1,279)	(1,279)

Balance at March 31, 2022	21,642	$216	$98,208	$(57,751)	$40,673

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2021 in conjunction with our 2021 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2022, and of operations and cash flows for the interim periods ended March 31, 2022.

The results of operations for the interim periods ended March 31, 2022 are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of Aware, Inc. and its subsidiaries, Aware Security Corporation and Fortr3ss, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  The most significant estimates included in the financial statements pertain to revenue recognition, reserves for doubtful accounts, valuation of acquired assets and assumed liabilities in business combinations, valuation of earn-out liability, valuation of the investment in the note receivable, goodwill and long-lived asset impairment and valuation allowance for deferred income tax assets.  Actual results could differ from those estimates.

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

In addition to selling software licenses, software maintenance and software services on a standalone basis, a significant portion of our contracts include multiple performance obligations, which require an allocation of the transaction price to each distinct performance obligation based on a relative standalone selling price (“SSP”) basis.  The SSP is the price at which we would sell a promised good or service separately to a customer. The best estimate of SSP is the observable price of a good or service when we sell that good or service separately. A contractually stated price or a list price for a good or service may be the SSP of that good or service. We use a range of selling prices to estimate SSP when we sell each of the goods and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various goods and services within multiple performance obligation arrangements. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we typically determine the SSP using an adjusted market assessment approach using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual goods and services due to the stratification of those goods and services by customer. In these instances, we may use information such as the nature of the customer and distribution channel in determining the SSP.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of March 31, 2022 and 2021, none of our contracts contained a significant financing component.

Also, with our acquisition of FortressID and adaption of our current products to be delivered in a hosted environment with AwareID, we expect to recognize revenue from our SaaS offerings in future periods.  SaaS offerings are recognized ratably over the subscription period.  For the three months ended March 31, 2022 and 2021, we did not generate revenue from SaaS contracts.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer who is our chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues generated from the following geographic regions for the three months ended March 31, 2022 and 2021 were (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$2,036	$2,223
United Kingdom	377	679
Rest of World	2,279	1,517
	$4,692	$4,419

Revenue by timing of transfer of goods or services for the three months ended March 31, 2022 and 2021 were (in thousands):
	Three Months Ended March 31,
	2022	2021
Goods or services transferred at a point in time	$2,693	$2,408
Goods or services transferred over time	1,999	2,011
	$4,692	$4,419

Revenue by contract type for the three months ended March 31, 2022 and 2021 were (in thousands):

	Three Months Ended March 31,
	2022	2021
License and service contracts	$3,331	$3,634
Subscription-based contracts	1,361	785
	$4,692	$4,419

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

The following tables present changes in our contract assets and liabilities during the three months ended March 31, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2021
Contract assets:
Unbilled receivables	$2,229	$690	$(473)	$2,446

Three months ended March 31, 2022
Contract assets:
Unbilled receivables	$3,087	$1,486	$(1,398)	$3,175

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended March 31, 2021
Contract liabilities:
Deferred revenue	$3,933	$1,435	$(1,825)	$3,543

Three months ended March 31, 2022
Contract liabilities:
Deferred revenue	$3,740	$1,221	$(1,661)	$3,300

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 66% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with a duration greater than one year was $2.4 million.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $25.1 million and $30.0 million as of March 31, 2022 and December 31, 2021, respectively.  As of March 31, 2022, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values included the following (in thousands):

	Fair Value Measurement at March 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$24,454	$—	$—
Note receivable	—	—	2,500
Total assets	$24,454	$—	$2,500

Liabilities
Contingent acquisition payment	$—	$—	$919
Total	$—	$—	$919

The fair value of the investment in note receivable was negotiated on an arm’s length basis and the total investment of $2.5 million is representative of the total fair value of the investment.  The fair value of our contingent acquisition payment was determined using a Monte Carlo simulation and there was no change in fair value from the initial recording date (acquisition date) to March 31, 2022 or December 31, 2021 due to no change in forecasted revenue and a di minimis impact from the present value factor.

As of December 31, 2021, our assets that are measured at fair value on a recurring basis and whose carrying values approximate their respective fair values included the following (in thousands):

	Fair Value Measurement at December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$28,952	$—	$—
Total assets	$28,952	$—	$—

Liabilities
Contingent acquisition payment	$—	$—	$919
Total	$—	$—	$919

The fair value of our contingent acquisition payment was determined using a Monte Carlo simulation and there was no change in fair value from the initial recording date (acquisition date) to December 31, 2021 due to the proximity of the acquisition to year-end.

Note 4 – Acquisition

Fortress - In December 2021, we acquired 100% of the outstanding shares and acquired all of the assets and liabilities of FortressID for a purchase price of $3.4 million, which consisted of $2.5 million of cash consideration and an earnout with a fair value of $0.9 million.  The maximum earnout payment is $4.0 million and requires cash payments of up to $2.0 million for set revenue targets in 2022 and another $2.0 million for set revenue targets in 2023.  The acquisition of FortressID, expands our offerings around identity proofing-enhancing its onboarding, verification and authentication offerings to directly address financial compliance requirements and enable organizations to mitigate risk and curtail increasing fraud.

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

The fair values recorded were based on a valuation performed by a third-party valuation specialist and the estimates and assumptions used in such valuation are subject to change, within the measurement period (up to one year from the acquisition date).   The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Customer relationships	$ 1,740
Developed technology	430
Trade name / trademarks	10
Goodwill	1,469
Gross assets acquired	3,649
Net working capital	(11)
Fair value of contingent consideration	(919)
Net assets acquired	$ 2,719

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

Note 5 – Intangible Assets

The fair value of intangible assets and their estimated useful lives as of March 31, 2022 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$205	$2,475
Developed technology	5 and years	710	92	618
Trade name trademarks	3 and 7 years	30	5	25
		$3,420	$302	$3,118

During the three months ended March 31, 2022 and 2021 we recorded $

104 and $44 thousand of intangible asset amortization expense, respectively.  We expect to record amortization expense for the remainder of 2022 and each subsequent year as follows (in thousands):

2022	$311
2023	415
2024	415
2025	412
2026	412
Thereafter	1,153
$3,118

Note 6 – Subscription Agreement

On March 11, 2022, concurrently with our entry into a mutual reseller arrangement with MIRACL Technologies Limited (“MIRACL”), we entered into a subscription agreement with Omlis Limited, a limited company incorporated and registered in England and Wales and the parent of MIRACL (“Omlis”).  We purchased $2.5 million of Omlis’ Note Receivable (“Note”) that accrues interest at 5% annually with a maturity date of March 11, 2026.

Prior to maturity, we have the right to convert the Note into the securities issued in a future financing at a 20% discount from the price per share paid by the investors in that financing.  If the Note remains outstanding on the maturity date, the Note shall, at the option of the holders of a majority of the outstanding Note, (i) be converted into the most senior shares in Omlis, (ii) be redeemed by payment in cash of the Note and all accrued but unpaid interest or (iii) remain outstanding.  The conversion right was accounted for as an embedded derivative which required bifurcation and fair value accounting under ASC 815, Derivatives and Hedging.  The fair value of the derivative as of the March 11, 2022 agreement date was $0 and there were no changes in fair value as of March 31, 2022.

In connection with the sale of the Note, Omlis granted us a right of first refusal for 18 months with respect to any proposed sale by Omlis of equity securities constituting 20% or more of the outstanding voting power of Omlis or all or substantially all of the assets of Omlis or any of its material subsidiaries.  Also, in connection with the sale of the Note, Omlis issued us a warrant that expires on September 11, 2023, which allows us to purchase up to 8% of the total equity shares in Omlis at a price per share of $33.91.

We recorded the Note and warrants at their fair values in accordance with ASC 825, Financial Instruments, for the Note and ASC 815, Derivatives and Hedging, for the warrants, which were $2.5 million and $0, respectively as of March 31, 2022. Accrued interest receivable of $8 thousand was earned during the three month period ended March 31, 2022.  We assigned a value of $0 to the warrant, since the value was deemed de minimis and was not an integral part of the investment.

Note 7 – Computation of Earnings per Share

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

Note 8– Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of services	$5	$3
Research and development	82	30
Selling and marketing	96	33
General and administrative	247	131
Stock-based compensation expense	$430	$197

Stock Options - We did not grant stock options in the three months ended March 31, 2022.  We granted stock options for 2,875,000 shares in the three months ended March 31, 2021.

Unrestricted Stock Grants - We grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

In the three months ended March 31, 2022 we granted an aggregate 107,921 shares of unrestricted stock.  The shares are scheduled to be issued in two installments of 61,460 and 46,461 shortly after June 30, 2022 and December 31, 2022, respectively, provided each grantee is serving as a director, officer or employee on those dates.  Total stock-based compensation expense related to these grants is $0.4 million, of which $0.1 million was charged to expense in the three months ended March 31, 2022.  We anticipate the remaining $0.3 million will be charged to expense ratably over the remaining three quarters of 2022.

In the three months ended March 31, 2021 we granted an aggregate 56,533 shares of unrestricted stock to directors.  The shares were issued in two equal installments shortly after June 30, 2021 and December 31, 2021. Total stock-based compensation expense related to these grants is $0.3 million, of which $30 thousand was charged to expense in the three months ended March 31, 2021. The remaining $0.2 million was charged to expense ratably over the remaining three quarters of 2021.

We also granted 120,000 shares in September and October 2019 to be issued in four equal installments shortly after their anniversaries of their grant dates in September and October 2020, 2021, 2022, and 2023, provided the grantee is serving as a director, officer, or employee on those dates.  The total stock-based compensation expense related to the 120,000 shares granted is $0.4 million of which $21,000 was charged to expense in the three months ended March 31 2022 and 2021.  We anticipate the remaining $0.1 million will be charged to expense ratably through 2023.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock, all of which is still available to utilize to repurchase shares as of March 31, 2022.  During the three months ended March 31, 2022 we did not repurchase any shares of our common stock.   The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors.  The authorization to repurchase shares of our common stock expires on December 31, 2023.  Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-15 under the Securities Exchange Act of 1934, and other applicable laws, rules and regulations, which would permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or company policy.  The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Director’s discretion.

Note 9 – Income Taxes

During the three months ended March 31, 2022 and 2021, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits.  We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of deferred tax assts.   As a result, as of March 31, 2022 and December 31, 2021, we recorded a full valuation allowance against our net deferred tax assts.

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

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.4 million and an increase in research credit carryforwards previously utilized.  The federal tax credit can be refunded in the future, as we decided to carry back the loss reported on the filed 2020 tax return. Upon filing our 2020 tax return, we reclassified the federal tax credit as a current receivable.  Due to the recent loss history, continued investments in the Company, and our future projections of income, we will benefit from the 2020 loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

Note 10 – Potential Sale of Building and Lease of Corporate Office

Potential Sale of Building – On April 26, 2021 (the “Contract Date”), we entered into an Agreement of Purchase and Sale (the “Original Agreement”) with FDS Bedford, LLC or its designee (“Purchaser”).  The Purchase and Sale Agreement provides that we are obligated to sell the property at 40 Middlesex Turnpike, Bedford, Massachusetts (the “Property”) to the Purchaser for $8.0 million (the “Transaction”), subject to the Purchaser notifying Aware within 180 days after the Contract Date that it wishes to proceed with the closing of the Transaction (“Closing”) and further subject to the satisfaction or waiver on or before the Closing of the conditions set forth in the Purchase and Sale Agreement.  On November 15, 2021 we entered into an amendment to the original agreement where the purchase price for the Property was increased from $8.0 million to $8.9 million.

On March 30, 2022, we entered into an Additional Amendment (“Amendment”), where the closing date for the sale of the Property to Purchaser shall be June 30, 2022 or such earlier date as we and Purchaser agree. In addition, if Purchaser defaults on its obligations under the Amendment, including its obligation to proceed to closing, or if certain conditions set forth in the Purchase Agreement are not satisfied due to a default by Purchaser and we elect not to proceed with the sale, and if that default is not cured or that condition is not satisfied by the later of the (i) the closing date and (ii) the date fifteen business days after we give Purchaser written notice of the default or failure, then we will be entitled to total damages from Purchaser equal to $7 million and the Purchase Agreement will terminate. In connection with the amendment, Purchaser deposited an additional $125 thousand into a nonrefundable escrow for a total of $0.3 million with a title company which is non-refundable.  The deposit will be credited against the $8.9 million purchase price at the closing. We will be entitled to occupy the Property through September 30, 2022.

We will be obligated to pay certain brokerage commissions at the Closing of $0.3 million.

Lease of Corporate Office – On March 1, 20022 we entered into a Lease Agreement (“Lease”) with 76/80 BURLINGTON GROUP LLC (the “Landlord”). Per the Original Lease, we will lease approximately 20,730 rentable square feet at 76 Blanchard Road in Burlington, Massachusetts (the “Leased Space”) for a term of ten years and six months, which includes a one-time termination right after seven years and six months.  We intend to use the Leased Space as our principal executive offices. The term of the Lease commences on the date that the landlord notifies us that the planned construction on the Leased Space is substantially complete. The Lease provides for an aggregate of $8.2 million of rent due over the Lease term and also provides a renewal option for up to two additional terms of five years each.

On March 30, 2022, we entered into a First Amendment of Lease (the “First Amendment”) to our Lease with the Landlord. Pursuant to the First Amendment, we may terminate the Lease by delivering notice to the Landlord at any time prior June 30, 2022.  If we elect to terminate the Lease, the Landlord will be entitled to immediately retain (i) $150 thousand that we deposited as an escrow at the time we entered into the Original Lease and (ii) $1,339 from our security deposit for each day during the period beginning on April 1, 2022 and ending on the day we exercise our termination right.  If we do not elect to terminate the Lease on or prior to June 30, 2022, all escrow amounts will continue to be held according to the Lease and the six-month free rent period under the Lease will be reduced by one day for each day during the period beginning on April 1, 2022 and ending on the earlier of June 30, 2022 or the date the Landlord receives our written notice waiving our right to terminate the Lease.

We anticipate the lease to be accounted for under ASC 842, Leases.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Quarterly Report on Form 10-Q contains forward‑looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward‑looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words.  You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward‑looking” information.  However, we may not be able to predict future events accurately.  The risk factors listed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward‑looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our business.

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

In December 2021, we acquired 100% of the outstanding shares of FortressID in exchange for $2.5 million in cash.  Additionally, the purchase consideration includes a contingent consideration arrangement wherein the seller is entitled to cash payments of up to $4.0M based on revenue targets in 2022 and 2023. The fair value of the contingent consideration was determined to be $0.9M at December 31, 2021 and March 31, 2022 and is included in the purchase price consideration.  The acquisition of FortressID, expands the Company’s offerings around identity proofing, enhancing its onboarding, verification and authentication offerings to directly address financial compliance requirements and enable organizations to mitigate risk and curtail increasing fraud.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended March 31, 2022 were $4.7 million and $1.3 million, respectively. These results compared to revenue of $4.2 million and operating loss of $1.6 million for the three months ended March 31, 2021.  The increase in revenue in the current three month period was primarily due to an increase in software license revenue. Lower operating loss in the current three month period was primarily due to the increase in revenue, which was partially offset by increased operating expenses.

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

Software license revenue increased 11% from $2.4 million in the three months ended March 31, 2021 to $2.6 million in the same three month period in 2022.  As a percentage of total revenue, software license revenue increased from 54% in the first quarter of 2021 to 56% in the first quarter of the current year. The $0.2 million increase in software license revenue was due primarily to an increase in subscription-based contracts of $0.5 million, which was partially offset by a $0.3 million decrease in license sales related to our license contracts with fixed amounts.

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

Software maintenance revenue increased 8% from $1.5 million in the three months ended March 31, 2021 to $1.7 million in the same three month period in 2022. As a percentage of total revenue, software maintenance revenue was 35% in both the first quarter of 2021 and 2022.

For the three month period ended March 31, 2022, the increase in software maintenance revenue was primarily due to software maintenance renewals rate related to license contracts with fixed amounts.

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

Services and other revenue decreased from $0.5 million in the three months ended March 31, 2021 to $0.4 million in the same three month period in 2022. As a percentage of total revenue, services and other revenue decreased from 12% in the first quarter of 2021 to 9% in the first quarter of the current year.

For the three month period ended March 31, 2022, the decrease in services and other revenue was primarily due to less services performed by us with system integrators resulting in lower services revenue in the current year period.

Cost of services and other revenue.  Cost of services and other revenue consists primarily of engineering costs to perform customer services projects and other third-party costs that are included with some of our software licenses.  Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors; iii) software license fees; and iv) hardware costs.

Cost of services and other revenue decreased from $0.4 million in the three months ended March 31, 2021 to $0.3 million in the same three month period in 2022. Cost of services and other revenue as a percentage of services and other revenue increased from 74% in the first quarter of 2021 to 78% in the first quarter of the current year.

The decrease in cost of services and other revenue was primarily due to lower service and other revenue resulting from less active contracts with services during the period.

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

The classification of total engineering costs to research and development expense and cost of sales was (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$2,424	$2,396
Cost of services	314	383
Total engineering costs	$2,738	$2,779

Total engineering costs were $2.8 million in the three months ended March 31, 2021 and $2.7 million for the same period in 2022.  As a percentage of total revenue, total engineering costs decreased from 63% in 2021 to 58% in 2022.

As the table immediately above indicates, total engineering costs in the three months ended March 31, 2022 decreased by $0.1 million compared to the same period last year.  The spending decrease for the three months ended March 31, 2022 compared to the same prior year period was primarily due to lower employee costs due to decreased headcount.  A decrease in spending on third-party development costs also contributed to the decrease in total engineering costs.

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

Selling and marketing expense increased 8% from $1.7 million in the three months ended March 31, 2021 to $1.8 million in the same three month period of 2022.  As a percentage of total revenue, selling and marketing expense increased from 37% in the first quarter of 2021 to 38% in the corresponding period in 2022.

The dollar increase in selling and marketing expense in the three months ended March 31, 2022 was primarily due to higher employee costs due to increased headcount and contracted sales agents.  We expect to expand our sales and marketing force to address additional opportunities.

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

General and administrative expense increased 2% from $1.4 million in the three months ended March 31, 2021 to $1.5 million in the same three month period in 2022.  As a percentage of total revenue, general and administrative expense decreased from 33% in the first quarter of 2021 to 31% in the corresponding period in 2022. The increase in general and administrative expense was primarily due costs higher employee related costs of our administrative personnel and professional services in 2022.  We expect general and administrative expense to increase in absolute dollars, but to decrease as a percentage of net revenues and to fluctuate depending on specific activities in a period.

Income taxes. We had no income tax benefit for the three months ended March 31, 2022 and 2021.

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

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.4 million and an increase in research credit carryforwards previously utilized.  The federal tax credit can be refunded in the future, as we decided to carry back the loss reported on the filed 2020 tax return.  Upon filing our the 2020, we have reclassified the federal tax credit as a current receivable.  Due to the recent loss history, continued investments in the Company, and our future projections of income, we will benefit from the 2020 loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

We maintained a full valuation allowance against our net deferred tax assets as of March 31, 2022 and December 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, we had cash and cash equivalents of $25.1 million, which represented a decrease of $4.9 million from December 31, 2021. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $2.4 million in the first three months of 2022. Cash used in operations was primarily the result of $1.3 million of net loss and $1.8 million of changes in assets and liabilities, which were partially offset by $0.7 million of non-cash items primarily for depreciation, amortization and stock-based compensation.

Cash used in investing activities was $2.5 million in the first three months of 2022, which consisted of our investment in Note Receivable.

Cash used in financing activities was $0 in the first three months of 2022.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the date of this filing and to meet our known long-term cash requirements.  Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations.  If we require additional capital resources, we may utilize available funds or additional external financing.

To date, inflation has not had a material impact on our financial results.  There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Recent Accounting Pronouncements

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business.  We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended March 31, 2022. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

On March 3, 2022, we announced that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2023. During the three months ended March 31, 2022, we did not purchase any shares.  As of March 31, 2022 the dollar value of shares that may be purchased under the plan is $10,000,000.

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
Exhibit 10.1

First Amendment of Lease dated March 30, 2022 between 76/80 Burlington Group LLC and Aware, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022 and incorporated herein by reference).

Exhibit 10.2

Fifth Amendment to Agreement of Purchase and Sale dated March 30, 2022 by and between Aware, Inc. and FDS Bedford, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022 and incorporated herein by reference).

Exhibit 10.3

Lease dated as of March 1, 2022 by and between 76/80 Burlington Group, LLC and Aware, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on For 10-K for the year ended December 31, 2021 and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:  i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021, iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021, iv) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2022 and March 31, 2021, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	April 27, 2022	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	April 27, 2022	By:	/s/ David B. Barcelo
David B. Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)