Form 10-Q
period 2022-06-30
AWARE INC /MA/
filed 2022-07-29
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Securities Exchange Act of 1934

For the quarter ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of July 22, 2022 was 21,734,578.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$24,984	$29,963
Accounts receivable, net of allowance for doubtful accounts of $74 and $138 at June 30, 2022 and December 31, 2021, respectively	4,195	3,763
Unbilled receivables	3,430	3,087
Tax receivable	1,411	1,411
Prepaid expenses and other current assets	970	591
Long-lived assets held for sale	2,875	—
Total current assets	37,865	38,815

Property and equipment, net	113	3,216
Intangible assets, net	3,014	3,222
Goodwill	3,120	3,120
Note receivable	2,538	—
Total assets	$46,650	$48,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$556	$283
Accrued expenses	1,789	1,909
Deferred revenue	3,097	3,549
Current portion of contingent acquisition payment	406	—
Total current liabilities	5,848	5,741

Long-term deferred revenue	436	191
Long-term portion of contingent acquisition payment	513	919
Total long-term liabilities	949	1,110
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,680,613 as of June 30, 2022 and 21,613,982 as of December 31, 2021	217	216
Additional paid-in capital	98,675	97,778
Accumulated deficit	(59,039)	(56,472)
Total stockholders’ equity	39,853	41,522

Total liabilities and stockholders’ equity	$46,650	$48,373

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

The accompanying notes are an integral part of the consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Software licenses	$2,018	$1,723	$4,646	$4,090
Software maintenance	1,819	1,769	3,481	3,305
Services and other	401	772	803	1,287
Total revenue	4,238	4,264	8,930	8,682

Costs and expenses:
Cost of sales	324	309	638	692
Research and development	2,229	2,364	4,653	4,760
Selling and marketing	1,412	1,500	3,193	3,152
General and administrative	1,626	1,634	3,086	3,070
Total costs and expenses	5,591	5,807	11,570	11,674
Operating loss	(1,353)	(1,543)	(2,640)	(2,992)
Interest income	64	1	73	2
Net loss	$(1,289)	$(1,542)	$(2,567)	$(2,990)

Net loss per share – basic	$(0.06)	$(0.07)	$(0.12)	$(0.14)
Net loss per share – diluted	$(0.06)	$(0.07)	$(0.12)	$0.14
Weighted-average shares – basic	21,655	21,497	21,649	21,495
Weighted-average shares – diluted	21,655	21,497	21,649	21,495

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,567)	$(2,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446	349
Stock-based compensation	808	636
Interest receivable	(38)	—
Changes in assets and liabilities:
Accounts receivable	(432)	311
Unbilled receivables	(343)	(638)
Prepaid expenses and other current assets	(379)	223
Accounts payable	273	(228)
Accrued expenses	(119)	—
Deferred revenue	(207)	(985)
Net cash used in operating activities	(2,558)	(3,322)

Cash flows from investing activities:
Purchases of property and equipment	(11)	(21)
Investment in note receivable	(2,500)	—
Net cash used in investing activities	(2,511)	(21)

Cash flows from financing activities:
Proceeds from issuance of common stock	93	24
Payments made for taxes of employees who surrendered shares related to unrestricted stock	—	(54)
Repurchase of common stock	(3)	—
Net cash provided by (used in) financing activities	90	(30)

Decrease in cash and cash equivalents	(4,979)	(3,373)
Cash and cash equivalents, beginning of period	29,963	38,565
Cash and cash equivalents, end of period	$24,984	$35,192

Supplemental disclosure: Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

The accompanying notes are an integral part of the consolidated financial statements.

	For the Three and Six Months Ended
	June 30, 2021
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	21,379	$214	$96,104	$(50,648)	$45,670

Issuance of unrestricted stock	131	1	(1)	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(16)	—	(54)	—	(54)
Stock-based compensation expense	—	—	197	—	197
Net loss	—	—	—	(1,448)	(1,448)

Balance at March 31, 2021	21,494	$215	$96,246	$(52,096)	$44,365

Issuance of common stock under employee stock purchase plan	7	—	25	—	25
Stock-based compensation expense	—	—	439	—	439
Net loss	—	—	—	(1,542)	(1,542)

Balance at June 30, 2021	21,501	$215	$96,710	$(53,638)	$43,287

	For the Three and Six Months Ended
	June 30, 2022
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2021	21,614	$216	$97,778	$(56,472)	$41,522

Issuance of unrestricted stock	28	—	—	—	—
Stock-based compensation expense	—	—	430	—	430
Net loss	—	—	—	(1,278)	(1,278)

Balance at March 31, 2022	21,642	$216	$98,208	$(57,750)	$40,674

Issuance of common stock under employee stock purchase plan	40	1	92	—	93
Stock-based compensation expense	—	—	378	—	378
Repurchase of common stock	(1)		(3)	—	(3)
Net loss	—	—	—	(1,289)	(1,289)

Balance at June 30, 2022	21,681	$217	$98,675	$(59,039)	$39,853

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

The accompanying unaudited consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2022, and of operations and cash flows for the interim periods ended June 30, 2022 and 2021.

The results of operations for the interim periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the year.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of June 30, 2022 and 2021, none of our contracts contained a significant financing component.

Also, with our acquisition of FortressID and adaption of our current products to be delivered in a hosted environment with AwareID, we expect to recognize revenue from our SaaS offerings in future periods.  SaaS offerings are recognized ratably over the subscription period.  For the three and six months ended June 30, 2022 and 2021, we did not generate revenue from SaaS contracts.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer who is our chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers.  Revenues generated from the following geographic regions for the three and six months ended June 30, 2022 and 2021 were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$2,274	$2,445	$4,310	$4,668
United Kingdom	385	774	762	1,453
Germany	$635	$56	$653	$124
Rest of World	944	989	3,205	2,437
	$4,238	$4,264	$8,930	$8,682

Revenue by timing of transfer of goods or services for the three and six months ended June 30, 2022 and 2021 were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Goods or services transferred at a point in time	$2,020	$1,614	$4,713	$4,021
Goods or services transferred over time	2,218	2,650	4,217	4,661
	$4,238	$4,264	$8,930	$8,682

Revenue by contract type for the three and six months ended June 30, 2022 and 2021 were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License and service contracts	$3,884	$3,927	$7,215	$7,561
Subscription-based contracts	354	337	1,715	1,121
	$4,238	$4,264	$8,930	$8,682

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

The following tables present changes in our contract assets and liabilities during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended June 30, 2021
Contract assets:
Unbilled receivables	$2,482	$1,389	$(1,004)	$2,867

Three months ended June 30, 2022
Contract assets:
Unbilled receivables	$3,175	$1,515	$(1,260)	$3,430

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended June 30, 2021
Contract liabilities:
Deferred revenue	$3,543	$1,173	$(1,769)	$2,947

Three months ended June 30, 2022
Contract liabilities:
Deferred revenue	$3,300	$2,052	$(1,819)	$3,533

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2021
Contract assets:
Unbilled receivables	$2,229	$2,079	$(1,441)	$2,867

Six months ended June 30, 2022
Contract assets:
Unbilled receivables	$3,087	$3,001	$(2,658)	$3,430

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Six months ended June 30, 2021
Contract liabilities:
Deferred revenue	$3,933	$2,608	$(3,594)	$2,947

Six months ended June 30, 2022
Contract liabilities:
Deferred revenue	$3,740	$3,274	$(3,481)	$3,533

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 67% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with a duration greater than one year was $2.4 million.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $25.0 million and $30.0 million as of June 30, 2022 and December 31, 2021, respectively.  As of June 30, 2022, our assets that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at June 30, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$23,487	$—	$—
Note receivable	—	—	2,538
Total assets	$23,487	$—	$2,538

Liabilities
Contingent acquisition payment	$—	$—	$919
Total	$—	$—	$919

The fair value of the investment in note receivable was negotiated on an arm’s length basis and the total investment of $2.5 million is representative of the total fair value of the investment.  The fair value of our contingent acquisition payment was determined using a Monte Carlo simulation and there was no change in fair value from the initial recording date (acquisition date) to June 30, 2022 or December 31, 2021 due to no change in forecasted revenue and a di minimis impact from the present value factor.

As of December 31, 2021, our assets that are measured at fair value on a recurring basis included the following (in thousands):

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

Note 5 – Long-Lived Assets Held for Sale

As of June 30, 2022, the Company classified $2.9 million of net property and equipment as “long-lived assets held for sale” on the consolidated balance sheet.  These assets are associated with our corporate office which was sold in July 2022 for $8.9 million and resulted in net proceeds of $8.6 million.  We will record the gain on the sale of the corporate office and dispose of these assets during the quarter ended September 30, 2022.  See Note 12 to these Unaudited Consolidated Financial Statements.

Note 6 – Intangible Assets

The fair value of intangible assets and their estimated useful lives as of June 30, 2022 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$278	$2,402
Developed technology	5 and years	710	122	588
Trade name trademarks	3 and 7 years	30	6	24
		$3,420	$406	$3,014

During the three months ended June 30, 2021 and 2022, we recorded $44 thousand and $0.1 million of intangible assets amortization expense, respectively.  During the six months ended June 30, 2021 and 2022, we recorded $0.1 million and $0.2 million of intangible asset amortization expense, respectively.  We expect to record amortization expense for the remainder of 2022 and each subsequent year as follows (in thousands):

2022	$207
2023	415
2024	415
2025	412
2026	412
Thereafter	1,153
$3,014

Note 7 – Subscription Agreement

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

In connection with the sale of the Note, Omlis granted us a right of first refusal for 18 months with respect to any proposed sale by Omlis of equity securities constituting 20% or more of the outstanding voting power of Omlis or all or substantially all of the assets of Omlis or any of its material subsidiaries.  Also, in connection with the sale of the Note, Omlis issued the Company a warrant that expires on September 11, 2023, which allows us to purchase up to 8% of the total equity shares in Omlis at a price per share of $33.91.

We recorded the Note and warrants at their fair values in accordance with ASC 825, Financial Instruments, for the Note and ASC 815, Derivatives and Hedging, for the warrants, which were $2.5 million and $0, respectively as of June 30, 2022. Interest income of $31 thousand and $38 thousand was earned during the three month and six month periods ended June 30, 2022, respectively.  The $38 thousand in accrued interest is included in the fair value of the note as of June 30, 2022.  We assigned a value of $0 to the warrant, since the value was deemed de minimis and was not an integral part of the investment.

Note 8 – Computation of Earnings per Share

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

Note 9– Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$7	$6	$12	$8
Research and development	94	66	176	97
Selling and marketing	(16)	74	79	107
General and administrative	294	293	541	424
Stock-based compensation expense	$379	$439	$808	$636

Stock Options - We did not grant stock options in the three or six months ended June 30, 2022.  We granted stock options of 0 and 2,875,000 shares in the three months and six months ended June 30, 2021, respectively.

Unrestricted Stock Grants - We grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

In the three and six months ended June 30, 2022 we granted an aggregate of 0 and 107,921 shares of unrestricted stock, respectively.  The shares are scheduled to be issued in two installments of 61,460 and 46,461 shortly after June 30, 2022 and December 31, 2022, respectively, provided each grantee is serving as a director, officer or employee on those dates.  Total stock-based compensation expense related to these grants is $0.4 million, of which $0.1 million and $0.2 million was charged to expense in the three and six months ended June 30, 2022, respectively.  We anticipate the remaining $0.2 million will be charged to expense ratably over the remaining two quarters of 2022.

In the three and six months ended June 30, 2021 we granted an aggregate of 0 and 56,533, respectively, shares of unrestricted stock to directors.  The shares were issued in two equal installments shortly after June 30, 2021 and December 31, 2021. Total stock-based compensation expense related to these grants is $0.3 million, of which $0.1 million was charged to expense in the three and six months ended June 30, 2021. The remaining $0.2 million was charged to expense ratably over the remaining two quarters of 2021.

We also granted 120,000 shares in September and October 2019 to be issued in four equal installments shortly after their anniversaries of their grant dates in September and October 2020, 2021, 2022, and 2023, provided the grantee is serving as a director, officer, or employee on those dates.  The total stock-based compensation expense related to the 120,000 shares granted is $0.4 million of which $21,000 was charged to expense in each of the three months ended June 30, 2022 and 2021, and $42,000 was charged to expense in each of the six months ended June 30, 2022 and 2021.  We anticipate the remaining $0.1 million will be charged to expense ratably through 2023.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock, of which $3,000 has been utilized as of June 30, 2022.  During the three and six months ended June 30, 2022, we purchased 1,154 shares of our common stock.  The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors.  The authorization to repurchase shares of our common stock expires on December 31, 2023.  Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b-15 under the Securities Exchange Act of 1934, and other applicable laws, rules and regulations, which would permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or company policy.  The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Director’s discretion.

Note 10 – Income Taxes

During the three and six months ended June 30, 2022 and 2021, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits.  We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets.  As a result, as of June 30, 2022 and December 31, 2021, we recorded a full valuation allowance against our net deferred tax assts.

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

Note 11 – Lease of Corporate Office

On March 1, 2022 we entered into a Lease Agreement (“Lease”) with 76/80 BURLINGTON GROUP LLC (the “Landlord”). Per the Original Lease, we will lease approximately 20,730 rentable square feet at 76 Blanchard Road in Burlington, Massachusetts (the “Leased Space”) for a term of ten years and six months, which includes a one-time termination right after seven years and six months.  We intend to use the Leased Space as our principal executive offices. The term of the Lease commences on the date that the landlord notifies us that the planned construction on the Leased Space is substantially complete. The Lease provides for an aggregate of $8.2 million of rent due over the Lease term and also provides a renewal option for up to two additional terms of five years each.

On March 30, 2022, we entered into a First Amendment of Lease (the “First Amendment”) to our Lease with the Landlord. Pursuant to the First Amendment, we could terminate the Lease by delivering notice to the Landlord at any time prior June 30, 2022.  On June 3, 2022, we notified the Landlord that we waived our right to terminate the Lease and the lease will commence once the Landlord completes the buildout which we anticipate will be in September or October of 2022.

Note 12 – Subsequent Event

On April 26, 2021 (the “Contract Date”), we entered into an Agreement of Purchase and Sale (the “Original Agreement”) with FDS Bedford, LLC or its designee (“Purchaser”) relating to the sale by us of the property at 40 Middlesex Turnpike, Bedford, Massachusetts (the “Property”) to the Purchaser for $8.0 million (the “Transaction”)

On November 15, 2021 we entered into an amendment to the Original Agreement where pursuant to which the purchase price for the Property was increased from $8.0 million to $8.9 million.

On July 15, 2022 we completed the Transaction and received $8.9 million in funds less a brokerage commission of $0.3 million and deposit already received of $0.3 million.  Included in the sale is $2.9 million of net property, equipment and land that we have classified as “Long-Lived Assets held for sale” on the Consolidated Balance Sheet.

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

In December 2021, we acquired 100% of the outstanding shares of FortressID in exchange for $2.5 million in cash.  Additionally, the purchase consideration includes a contingent consideration arrangement wherein the seller is entitled to cash payments of up to $4.0M based on revenue targets in 2022 and 2023. The fair value of the contingent consideration was determined to be $0.9M at December 31, 2021 and June 30, 2022 and is included in the purchase price consideration.  The acquisition of FortressID, expands the Company’s offerings around identity proofing, enhancing its onboarding, verification and authentication offerings to directly address financial compliance requirements and enable organizations to mitigate risk and curtail increasing fraud.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended June 30, 2022 were $4.2 million and $1.4 million, respectively. These results compared to revenue of $4.3 million and operating loss of $1.5 million for the three months ended June 30, 2021.  The slight decrease in revenue in the current three month period was primarily due to a decrease in services and other revenue. Lower operating loss in the current three month period was due to slightly lower operating expenses, which was partially offset by a decrease in services and other revenue.

Revenue and operating loss for the six months ended June 30, 2022, were $8.9 million and $2.6 million, respectively.  These results compared to revenue of $8.7 million and operating loss of $3.0 million for the six months ended June 30, 2021.  The slight increase in revenue in the current six month period was primarily due to increases in software license revenue and software maintenance revenue, which were partially offset by lower services and other revenue. Lower operating loss in the current six month period was primarily due to the slight increase in revenue.

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

Software license revenue increased 17% from $1.7 million in the three months ended June 30, 2021 to $2.0 million in the same three month period in 2022.  As a percentage of total revenue, software license revenue increased from 40% in the second quarter of 2021 to 48% in the current year quarter. The $0.3 million increase in software license revenue was due primarily to an increase in license sales related to our license contracts with fixed amounts.

Software license revenue increased 14% from $4.1 million in the six months ended June 30, 2021 to $4.6 million in the same six month period in 2022.  As a percentage of total revenue, software license revenue increased from 47% in the first six months of 2021 to 52% in the first six months of the current year. The $0.5 million increase in software license revenue was due primarily to an increase in subscription-based contracts.

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

Software maintenance revenue increased 3% and was $1.8 million in the three months ended June 30, 2021 and 2022. As a percentage of total revenue, software maintenance revenue increased from 41% in the current quarter of 2021 to 43% in the current year quarter.

Software maintenance revenue increased 5% from $3.3 million in the six months ended June 30, 2021 to $3.5 million in the same six month period in 2022. As a percentage of total revenue, software maintenance revenue increased from 38% in the first six months of 2021 to 39% in the first six months of the current year.

For the three and six month period ended June 30, 2022, the increase in software maintenance revenue was primarily due to software maintenance renewals related to license contracts with fixed amounts.

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

Services and other revenue decreased from $0.8 million in the three months ended June30, 2021 to $0.4 million in the same three month period in 2022. As a percentage of total revenue, services and other revenue decreased from 18% in the second quarter of 2021 to 9% in the current year second quarter.

Services and other revenue decreased from $1.3 million in the six months ended June 30, 2021 to $0.8 million in the same six month period in 2022. As a percentage of total revenue, services revenue decreased from 15% in the first six months of 2021 to 9% in the first six months of the current year.

For the three and six month periods ended June 30, 2022, the decrease in services and other revenue was primarily due to less services performed by us with system integrators resulting in lower services revenue in the current year period.

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

Cost of services and other revenue was $0.3 million in the three months ended June 30, 2021 and 2022. Cost of services and other revenue as a percentage of services and other revenue increased from 40% in the current quarter of 2021 to 81% in the current year quarter.

Cost of services and other revenue decreased $0.1 million from $0.7 million in the six months ended June 30, 2021 to $0.6 million in the six months ended June 30, 2022.  Cost of sales as a percentage of services and other revenue increased from 54% in the first six months of 2021 to 79% in the first six months of the current year.

The increase in cost of services and other revenue as a percentage of services and other revenue was primarily due to lower service and other revenue resulting from less active contracts with services during the period.

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

The classification of total engineering costs to research and development expense and cost of sales was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$2,229	$2,364	$4,653	$4,760
Cost of sales	324	309	$638	692
Total engineering costs	$2,553	$2,673	$5,291	$5,452

Total engineering costs were $2.7 million in the three months ended June 30, 2021 and $2.6 million for the same period in 2022.  As a percentage of total revenue, total engineering costs decreased from 63% in 2021 to 60% in 2022.

Total engineering costs were $5.5 million in the six months ended June 30, 2021 and $5.4 million for the same period in 2022.  As a percentage of total revenue, research and total engineering costs decreased from 63% in 2021 to 59% in 2022.

As the table immediately above indicates, total engineering costs in the three and six months ended June 30, 2022, decreased slightly by $0.1 million compared to the corresponding periods last year.  The spending decrease for the three and six months ended June 30, 2022, compared to the same prior year periods was primarily due to lower employee costs due to decreased headcount.

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

Selling and marketing expense decreased slightly 6% from $1.5 million in the three months ended June 30, 2021 to $1.4 million in the same three month period of 2022.  As a percentage of total revenue, selling and marketing expense decreased from 35% in the second quarter of 2021 to 33% in the corresponding period in 2022.

Selling and marketing expense was $3.2 million in the six months ended June 30, 2021 and 2022.  As a percentage of total revenue, selling and marketing expense was 36% in the first six months of 2021 and 2022.

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

General and administrative expense were relatively consistent at $1.6 million in the three months ended June 30, 2021 and 2022.  As a percentage of total revenue, general and administrative was 38% in the second quarter of 2021 and 2022.

General and administrative expense were relatively consistent at $3.1 million in the six months ended June 30, 2021 and 2022.  As a percentage of total revenue, general and administrative was 35% in the six months ended 2021 and 2022.

We expect general and administrative expense to increase in absolute dollars, but to decrease as a percentage of net revenues and to fluctuate depending on specific activities in a period.

Income taxes. We had no income tax benefit for the three and six months ended June 30, 2022 and 2021.

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

We maintained a full valuation allowance against our net deferred tax assets as of June 30, 2022 and December 31, 2021.

Liquidity and Capital Resources

At June 30, 2022, we had cash and cash equivalents of $25.0 million, which represented a decrease of $5.0 million from December 31, 2021. The decrease in cash and cash equivalents was primarily due to the following factors:

Cash used in operations was $2.6 million in the first six months of 2022. Cash used in operations was primarily the result of $2.6 million of net loss and $1.2 million of changes in assets and liabilities, which were partially offset by $1.2 million of non-cash items primarily for depreciation, amortization and stock-based compensation.

Cash used in investing activities was $2.5 million in the first six months of 2022, which primarily consisted of our investment in Note Receivable.

Cash provided by in financing activities was $0.1 million in the first six months of 2022, which primarily consisted of proceeds from issuance of common stock as part of our employee stock purchase plan.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business.  We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended June 30, 2022. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans of Programs
April 1 to 30, 2022	-	$—	-	$10,000,000
May 1 to 31, 2022	-	$—	-	$10,000,000
June 1 to 30, 2022	1,154	$2.29	1,154	$9,997,361
(1)

On March 3, 2022, we announced that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2023. During June 2022 we purchased 1,154 shares under this plan at an aggregate purchase price of $2,639.  As of June 30, 2022 the dollar value of shares that may be purchased under the plan is $9,997,361.

(2)	ITEM 3: Defaults Upon Senior Securities

None.

(3)	ITEM 4: Mine Safety Disclosures

None.

(4)	ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a)  Exhibits

Exhibit 3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

Exhibit 3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:  i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021, iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021, iv) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2022 and June 30, 2021, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	July 29, 2022	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	July 29, 2022	By:	/s/ David B. Barcelo
David B. Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)