Form 10-Q
period 2022-09-30
AWARE INC /MA/
filed 2022-10-28
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Securities Exchange Act of 1934

For the quarter ended September 30, 2022

Commission file number 000-21129

AWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2911026
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

76 Blanchard Road in Burlington, Massachusetts, 01803

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

The number of shares outstanding of the registrant’s common stock as of October 19, 2022 was 21,655,905.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2022

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$12,657	$29,963
Marketable securities	18,315	—
Accounts receivable, net of allowance for doubtful accounts of $295 and $74 at September 30, 2022 and December 31, 2021, respectively	3,664	3,763
Unbilled receivables	3,756	3,087
Tax receivable	1,411	1,411
Prepaid expenses and other current assets	1,438	591
Total current assets	41,241	38,815

Property and equipment, net	208	3,216
Intangible assets, net	2,910	3,222
Goodwill	3,120	3,120
Note receivable	2,570	—
Total assets	$50,049	$48,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$988	$283
Accrued expenses	1,688	1,909
Deferred revenue	3,398	3,549
Current portion of contingent acquisition payment	406	—
Total current liabilities	6,480	5,741

Long-term deferred revenue	408	191
Long-term portion of contingent acquisition payment	513	919
Total long-term liabilities	921	1,110
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,686,528 as of September 30, 2022 and 21,613,982 as of December 31, 2021	217	216
Additional paid-in capital	99,041	97,778
Accumulated deficit	(56,440)	(56,472)
Accumulated other comprehensive loss	(170)	—
Total stockholders’ equity	42,648	41,522

Total liabilities and stockholders’ equity	$50,049	$48,373

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

The accompanying notes are an integral part of the consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Software licenses	$814	$2,197	$5,459	$6,287
Software maintenance	1,786	1,526	5,267	4,831
Services and other	415	452	1,219	1,739
Total revenue	3,015	4,175	11,945	12,857

Costs and expenses:
Cost of sales	282	243	920	933
Research and development	2,279	2,307	6,932	7,067
Selling and marketing	1,874	1,631	5,067	4,785
General and administrative	1,808	1,574	4,895	4,644
Gain on sale of fixed assets	(5,672)	—	(5,672)	—
Total costs and expenses	571	5,755	12,142	17,429
Operating income (loss)	2,444	(1,580)	(197)	(4,572)
Interest income	155	1	228	3
Net income (loss)	$2,599	$(1,579)	$31	$(4,569)

Net income (loss) per share – basic	$0.12	$(0.07)	$0.00	$(0.21)
Net income (loss) per share – diluted	$0.12	$(0.07)	$0.00	$(0.21)
Weighted-average shares – basic	21,725	21,532	21,674	21,508
Weighted-average shares – diluted	21,798	21,532	21,733	21,508

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(170)	—	(170)	—
Comprehensive income (loss)	$2,429	$(1,579)	$(139)	$(4,569)

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$31	$(4,569)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	587	520
Gain on sale of fixed assets	(5,672)	—
Stock-based compensation	1,356	1,077
Interest receivable	(70)	—
Bad debt provision	221	—
Changes in assets and liabilities:
Accounts receivable	(122)	(849)
Unbilled receivables	(669)	(1,044)
Prepaid expenses and other current assets	(776)	(163)
Accounts payable	706	71
Accrued expenses	(220)	525
Deferred revenue	67	(786)
Net cash used in operating activities	(4,561)	(5,218)

Cash flows from investing activities:
Purchases of property and equipment	(144)	(21)
Proceeds from sale of fixed assets	8,547	—
Purchases of marketable securities	(18,556)	—
Investment in note receivable	(2,500)	—
Net cash used in investing activities	(12,653)	(21)

Cash flows from financing activities:
Proceeds from issuance of common stock	96	25
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(24)	(54)
Repurchase of common stock	(164)	—
Net cash used in financing activities	(92)	(29)

Decrease in cash and cash equivalents	(17,306)	(5,268)
Cash and cash equivalents, beginning of period	29,963	38,565
Cash and cash equivalents, end of period	$12,657	$33,297

Supplemental disclosure: Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

The accompanying notes are an integral part of the consolidated financial statements.

	For the Three and Nine Months Ended
	September 30, 2021
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	21,379	$214	$96,104	$(50,648)	$45,670

Issuance of unrestricted stock	131	1	(1)	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(16)	—	(54)	—	(54)
Stock-based compensation expense	—	—	197	—	197
Net loss	—	—	—	(1,448)	(1,448)

Balance at March 31, 2021	21,494	$215	$96,246	$(52,096)	$44,365

Issuance of common stock under employee stock purchase plan	7	—	25	—	25
Stock-based compensation expense	—	—	439	—	439
Net loss	—	—	—	(1,542)	(1,542)

Balance at June 30, 2021	21,501	$215	$96,710	$(53,638)	$43,287

Issuance of common stock under employee stock purchase plan	48	—		—	—
Stock-based compensation expense	—	—	441	—	441
Net loss	—	—	—	(1,579)	(1,579)

Balance at September 30, 2021	21,549	$215	$97,151	$(55,217)	$42,149

	For the Three and Nine Months Ended
	September 30, 2022
			Additional			Total
	Common Stock		Paid-In	(Accumulated	(Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit)	Comprehensive Loss)	Equity
Balance at December 31, 2021	21,614	$216	$97,778	$(56,472)	$-	$41,522

Issuance of unrestricted stock	28	—	—	—	—	—
Stock-based compensation expense	—	—	430	—	—	430
Net loss	—	—	—	(1,278)	—	(1,278)

Balance at March 31, 2022	21,642	$216	$98,208	$(57,750)	$-	$40,674

Issuance of common stock under employee stock purchase plan	40	1	92	—	—	93
Stock-based compensation expense	—	—	378	—	—	378
Repurchase of common stock	(1)		(3)	—	—	(3)
Net loss	—	—	—	(1,289)	—	(1,289)

Balance at June 30, 2022	21,681	$217	$98,675	$(59,039)	$-	$39,853

Issuance of unrestricted stock	91	1	2	—	—	3
Shares surrendered by employees to pay taxes related to unrestricted stock	(10)	—	(24)	—	—	(24)
Stock-based compensation expense	—	—	548	—	—	548
Repurchase of common stock	(75)	(1)	(160)	—	—	(161)
Other comprehensive loss	—	—	—	—	(170)	(170)
Net income	—	—	—	2,599	—	2,599

Balance at September 30, 2022	21,687	$217	$99,041	$(56,440)	$(170)	$42,648

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

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive income (loss), statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2022, and of operations and cash flows for the interim periods ended September 30, 2022 and 2021.

The results of operations for the interim periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the year.

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

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contracts liabilities to be accounted for as if they (“the acquirer”) entered into the original contract at the same time and same date as the acquiree. The guidance is effective for reporting periods beginning after December 15, 2022, with early adoption permitted. We have elected not to early adopt and we are continuing to assess the impact of the standard on our consolidated financial statements.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of September 30, 2022 and 2021, none of our contracts contained a significant financing component.

Also, to the extent relevant in future periods with our acquisition of FortressID and adaption of our current products to be delivered in a hosted environment with AwareID, we expect to recognize revenue from our SaaS offerings in future periods. SaaS offerings will be recognized ratably over the subscription period. For the three and nine months ended September 30, 2022 and 2021 we did not generate revenue from SaaS contracts.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer who is our chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues generated from the following geographic regions for the three and nine months ended September 30, 2022 and 2021 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$2,129	$2,177	$6,439	$6,844
United Kingdom	347	189	1,109	1,642
Brazil	129	687	487	1,333
Rest of World	410	1,122	3,910	3,038
	$3,015	$4,175	$11,945	$12,857

Revenue by timing of transfer of goods or services for the three and nine months ended September 30, 2022 and 2021 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Goods or services transferred at a point in time	$770	$2,275	$5,484	$6,296
Goods or services transferred over time	2,245	1,900	6,461	6,561
	$3,015	$4,175	$11,945	$12,857

Revenue by contract type for the three and nine months ended September 30, 2022 and 2021 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License and service contracts	$2,571	$3,114	$9,787	$10,675
Subscription-based contracts	444	1,061	2,158	2,182
	$3,015	$4,175	$11,945	$12,857

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

The following tables present changes in our contract assets and liabilities during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended September 30, 2021
Contract assets:
Unbilled receivables	$2,867	$1,660	$(1,255)	$3,272

Three months ended September 30, 2022
Contract assets:
Unbilled receivables	$3,430	$1,278	$(952)	$3,756

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended September 30, 2021
Contract liabilities:
Deferred revenue	$2,947	$1,725	$(1,526)	$3,146

Three months ended September 30, 2022
Contract liabilities:
Deferred revenue	$3,533	$2,059	$(1,786)	$3,806

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2021
Contract assets:
Unbilled receivables	$2,229	$3,739	$(2,696)	$3,272

Nine months ended September 30, 2022
Contract assets:
Unbilled receivables	$3,087	$4,279	$(3,610)	$3,756

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Nine months ended September 30, 2021
Contract liabilities:
Deferred revenue	$3,933	$4,043	$(4,830)	$3,146

Nine months ended September 30, 2022
Contract liabilities:
Deferred revenue	$3,740	$5,333	$(5,267)	$3,806

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 67% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2022, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $2.3 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $12.7 million and $30.0 million as of September 30, 2022 and December 31, 2021, respectively. Marketable securities, which primarily include U.S. Treasuries and corporate bonds, were $18.3 million and zero as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, our assets that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at September 30, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$11,051	$—	$—	$11,051
Marketable securities	18,315	—	—	18,315
Note receivable	-	—	2,570	2,570
Total assets	$29,366	$—	$2,570	$31,936

Liabilities
Contingent acquisition payment	$—	$—	$919	$919
Total liabilities	$—	$—	$919	$919

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders' equity

The investment in the note receivable was negotiated on an arm’s length basis and the total carrying value of the investment of $2.6 million is representative of the fair value of the investment as of September 30, 2022 due to there being no changes in the underlying assumptions of the note receivable. The fair value of our contingent acquisition payment was determined using a Monte Carlo simulation and there was no change in fair value from the initial recording date (acquisition date) to September 30, 2022 or December 31, 2021 due to no change in forecasted revenue and a di minimis impact from the present value factor.

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2022:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,534	$5	$(128)	$14,411
Corporate bonds	3,951	—	(47)	3,904
	$18,485	$5	$(175)	$18,315

Changes in Note receivable consisted of the following (in thousands):

Nine Months Ended
September 30, 2022
Amortized Cost

Balance as of December 31, 2021	$—
Investment in Note Receivable	2,500
Accrued Interest	70
Balance as of September 31, 2022	$2,570

As of December 31, 2021, our assets that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$28,952	$—	$—

Liabilities
Contingent acquisition payment	$—	$—	$919

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

Note 5 – Gain on Sale of Fixed Assets

On July 15, 2022, we completed our sale to FDS Bedford, LLC of our former corporate headquarters located at 40 Middlesex Turnpike, Bedford, Massachusetts for total proceeds of $8.9 million less a brokerage commission of $0.3 million.

We previously recorded $2.9 million in "Long-Lived Assets held for sale" on the Consolidated Balance Sheet as of June 30, 2022, which consisted of $1.8 million in net property and equipment and $1.1 million in land. The assets had remaining deprecation scheduled of $1.8 million at the time of the sale. We recorded a gain of $5.7 million on the sale and disposed of these assets at the time of the sale.

Note 6 – Intangible Assets

Intangible assets and their estimated useful lives as of September 30, 2022 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$351	$2,329
Developed technology	5 and years	710	151	559
Trade name trademarks	3 and 7 years	30	8	22
		$3,420	$510	$2,910

During the three months ended September 30, 2022 and 2021, we recorded $0.1 million and $44 thousand of intangible assets amortization expense, respectively. During the nine months ended September 30, 2022 and 2021, we recorded $0.3 million and $0.1 million of intangible asset amortization expense, respectively. We expect to record amortization expense for the remainder of 2022 and each subsequent year as follows (in thousands):

2022	$103
2023	415
2024	415
2025	412
2026	412
Thereafter	1,153
$2,910

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

We recorded the Note and warrants at their fair values in accordance with ASC 825, Financial Instruments, for the Note and ASC 815, Derivatives and Hedging, for the warrants, which were $2.5 million and $0, respectively as of September 30, 2022. Interest income of $32 thousand and $70 thousand was earned during the three and nine month periods ended September 30, 2022, respectively. The $70 thousand in accrued interest is included in the fair value of the note as of September 30, 2022. We assigned a value of $0 to the warrant, since the value was deemed de minimis and was not an integral part of the investment.

Note 8 – Computation of Earnings per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation. Potential common stock equivalents were not included in the per share calculation for diluted earnings per share where we had a net loss and the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$2,599	$(1,579)	$31	$(4,569)
Shares outstanding:
Weighted-average common shares outstanding	21,725	21,532	21,674	21,508
Additional dilutive common stock equivalents	73	—	59	—
Diluted shares outstanding	21,798	21,532	21,733	21,508

Net income (loss) per share – basic	$0.12	$(0.07)	$0.00	$(0.21)
Net income (loss) per share - diluted	$0.12	$(0.07)	$0.00	$(0.21)

Note 9– Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$7	$5	$19	$13
Research and development	54	67	229	169
Selling and marketing	182	74	260	176
General and administrative	305	295	848	719
Stock-based compensation expense	$548	$441	$1,356	$1,077

Stock Options - We did not grant stock options in the three or nine months ended September 30, 2022. We granted stock options for 0 and 2,875,000 shares in the three months and nine months ended September 30, 2021, respectively.

Unrestricted Stock Grants - We grant unrestricted shares of stock under our 2001 Nonqualified Stock Plan. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

In the three and nine months ended September 30, 2022 we granted an aggregate of 60,000 and 167,921 shares of unrestricted stock, respectively. Of these shares 61,459 vested and 54,167 shares where issued in early July 2022 after employees surrendered 7,292 shares for payment of withholding taxes on their behalf. Of the remaining 106,462 shares of unrestricted stock granted in 2022, 46,462 are scheduled to vest and be issued shortly after December 31, 2022, provided each grantee is serving as a director, officer or employee on that date. The remaining 60,000 shares will vest and be issued in equal installments on February 9, 2023 and August 9, 2023, 2024 and 2025, provided each grantee is serving as a director, officer or employee on those dates.

Total stock-based compensation expense related to these grants is $0.5 million, of which $0.1 million and $0.3 million was charged to expense in the three and nine months ended September 30, 2022, respectively. We anticipate that of the remaining $0.2 million will be charged to expense in the fourth quarter of 2022 and the remaining balance of $0.1 million will be expensed ratably over the remaining vesting period that ends in August 2025.

In the three and nine months ended September 30, 2021 we granted an aggregate of 0 and 56,533, respectively, shares of unrestricted stock to directors. The shares were issued in two equal installments shortly after June 30, 2021 and December 31, 2021. Total stock-based compensation expense related to these grants is $0.3 million, of which $0.1 million and $0.2 million was charged to expense in the three and nine months ended September 30, 2021, respectively. The remaining $0.1 million was charged to expense in the forth quarter of 2021.

We also granted 80,000 shares of unrestricted stock to an executive officer in September 2019 to be issued in four equal installments shortly after their anniversaries of their grant dates, provided the grantee is serving as a director, officer, or employee on those dates. $13 thousand of stock based compensation expense related to this grant was charged to expense in each of the three months ended September 30, 2022 and 2021, and $42 thousand was charged to expense in each of the nine months ended September 30, 2022 and 2021. We anticipate the remaining $53 thousand will be charged to expense ratably over the remaining vesting period that ends in September 2023.

We also granted 40,000 shares of unrestricted stock to an executive officer in October 2019 to be issued in four equal installments shortly after their anniversaries of their grant dates, provided the grantee is serving as a director, officer, or employee on those dates. We issued 30,000 shares in equal installments in October 2020 and 2021 and September 2022. The remaining 10,000 where cancelled when the executive officer's employment with us was terminated in August 2022. As part of the grantee's 2019 employment agreement and in connection with the termination of the grantee's employment, vesting of the remainder of the grant was accelerated by one year and we issued the October 2022 installment in September 2022 and cancelled the remaining 10,000 shares that were to vest in October 2023. $7 thousand of stock based compensation expense related to this grant was charged to expense in each of the of the three months ended September 30, 2022 and 2021, and $22 thousand was charged to expense in each of the nine months ended September 30, 2022 and 2021.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock, of which $0.2 million has been repurchased as of September 30, 2022. During the three and nine months ended September 30, 2022, we purchased 75,407 and 76,561 shares of our common stock, respectively. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase shares of our common stock expires on December 31, 2023. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, and other applicable laws, rules and regulations, which may permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or company policy. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Director’s discretion.

Note 10 – Income Taxes

During the three and nine months ended September 30, 2022 and 2021, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2022 and December 31, 2021, we recorded a full valuation allowance against our net deferred tax assts.

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

Note 11 – Subsequent Event

On October 1, 2022, our Lease with 76/80 BURLINGTON GROUP LLC (the “Landlord”) commenced related to the March 1, 2022 Lease Agreement (“Lease”) with the Landlord. Per the Lease, we will lease 20,730 rentable square feet at 76 Blanchard Road in Burlington, Massachusetts (the “Leased Space”) for a term of ten years and six months, which includes a one-time termination right after seven years and six months. We intend to use the Leased Space as our principal executive offices. The term of the Lease commenced on October 1, 2022, the date that the landlord notified us that the planned construction on the Leased Space is substantially complete. The Lease provides for an aggregate of $8.2 million of rent due over the Lease term and also provides a renewal option for up to two additional terms of five years each.

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

In December 2021, we acquired 100% of the outstanding shares of FortressID in exchange for $2.5 million in cash. Additionally, the purchase consideration includes a contingent consideration arrangement wherein the seller is entitled to cash payments of up to $4.0 million based on revenue targets in 2022 and 2023. The fair value of the contingent consideration was determined to be $0.9 million at December 31, 2021 and September 30, 2022 and is included in the purchase price consideration. The acquisition of FortressID, expands our offerings around identity proofing, enhancing its onboarding, verification and authentication offerings to directly address financial compliance requirements and enable organizations to mitigate risk and curtail increasing fraud.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating income for the three months ended September 30, 2022 were $3.0 million and $2.4 million, respectively. These results compared to revenue of $4.2 million and operating loss of $1.6 million for the three months ended September 30, 2021. The decrease in revenue in the current three month period was primarily due to a decrease in software license revenue. The operating gain in the current three month period was due primarily due to a $5.7 million gain we recorded related to the sale of our corporate office, which was partially offset by the impact of decreased license revenue.

Revenue and operating loss for the nine months ended September 30, 2022, were $11.9 million and $0.2 million, respectively. These results compared to revenue of $12.9 million and operating loss of $4.6 million for the nine months ended September 30, 2021. The decrease in revenue in the current nine month period was primarily due to decreases in software license revenue and services and other revenue, which were partially offset by higher software maintenance revenue. Lower operating loss in the current nine month period was primarily due to a $5.7 million gain we recorded related to the sale of our corporate office, which was partially offset by a decrease in revenue.

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

Software license revenue decreased 63% from $2.2 million in the three months ended September 30, 2021 to $0.8 million in the same three month period in 2022. As a percentage of total revenue, software license revenue decreased from 53% in the third quarter of 2021 to 27% in the current year quarter. The $1.4 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales.

Software license revenue decreased 13% from $6.3 million in the nine months ended September 30, 2021 to $5.5 million in the same nine month period in 2022. As a percentage of total revenue, software license revenue decreased from 49% in the first nine months of 2021 to 46% in the first nine months of the current year. The $0.8 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales.

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

Software maintenance revenue increased 17% from $1.5 million in the three months ended September 30, 2021 to $1.8 million in the same three month period in 2022. As a percentage of total revenue, software maintenance revenue increased from 37% in the third quarter of 2021 to 59% in the current year quarter.

Software maintenance revenue increased 9% from $4.8 million in the nine months ended September 30, 2021 to $5.3 million in the same nine month period in 2022. As a percentage of total revenue, software maintenance revenue increased from 38% in the first nine months of 2021 to 44% in the first nine months of the current year.

For the three and nine month period ended September 30, 2022, the increase in software maintenance revenue was primarily due to software maintenance renewals related to perpetual license sales.

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

Services and other revenue decreased from $0.5 million in the three months ended September 30, 2021 to $0.4 million in the same three month period in 2022. As a percentage of total revenue, services and other revenue increased from 11% in the third quarter of 2022 to 14% in the current year second quarter.

Services and other revenue decreased from $1.7 million in the nine months ended September 30, 2021 to $1.2 million in the same nine month period in 2022. As a percentage of total revenue, services revenue decreased from 14% in the first nine months of 2021 to 10% in the first nine months of the current year.

For the three and nine month periods ended September 30, 2022, the decrease in services and other revenue was primarily due to less services performed by us with system integrators resulting in lower services revenue in the current year period.

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

Cost of services and other revenue decreased $0.1 million from $0.3 million in the three months ended September 30, 2021 to $0.2 million in the three months ended September 30, 2022. Cost of services and other revenue as a percentage of services and other revenue increased from 54% in the current quarter of 2021 to 68% in the current year quarter.

Cost of services and other revenue was $0.9 million in the nine months ended September 30, 2021 and 2022. Cost of sales as a percentage of services and other revenue increased from 54% in the first nine months of 2021 to 75% in the first nine months of the current year.

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

The classification of total engineering costs to research and development expense and cost of sales was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$2,279	$2,307	$6,932	$7,067
Cost of sales	282	243	920	933
Total engineering costs	$2,561	$2,550	$7,852	$8,000

Total engineering costs were $2.6 million in the three months ended September 30, 2021 and 2022. As a percentage of total revenue, total engineering costs increased from 61% in 2021 to 85% in 2022.

Total engineering costs were $8.0 million in the nine months ended September 30, 2021 and $7.9 million for the same period in 2022. As a percentage of total revenue, research and total engineering costs increased from 62% in the first nine months of 2021 to 66% in the first nine months of the current year.

The spending decrease for the nine months ended September 30, 2022, compared to the same prior year periods was primarily due to lower employee costs due to decreased headcount.

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

Selling and marketing expense increased 15% from $1.6 million in the three months ended September 30, 2021 to $1.9 million in the same three month period of 2022. As a percentage of total revenue, selling and marketing expense increased from 39% in the third quarter of 2021 to 62% in the corresponding period in 2022.

Selling and marketing expense increased 6% from $4.8 million in the nine months ended September 30, 2021 to $5.1 million in the same nine month period in 2022. As a percentage of total revenue, selling and marketing expense increased from 36% in the first nine months of 2021 to 41% in the first nine months of 2022.

The spending increase for the three and nine months ended September 30, 2022, compared to the same prior year periods was primarily due to severance costs related to the termination in August 2022 of our Chief Commercial Officer position.

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

General and administrative expense increased 15% from $1.6 million for the three months ended September 30, 2021 to $1.8 million in the same three month period in 2022. As a percentage of total revenue, general and administrative was 38% in the third quarter of 2021 and 60% in the first three months of 2022.

General and administrative expense increased 5% from $4.6 million for the nine months ended September 30, 2021 to $4.9 million in the same nine month period in 2022. As a percentage of total revenue, general and administrative was 36% in the first nine months of 2021 and 41% in the first nine months of 2022

The expense increase for the three and nine months ended September 30, 2022, compared to the same prior year periods was primarily due to bad debt expense.

We expect general and administrative expense to increase in absolute dollars, but to decrease as a percentage of net revenues and to fluctuate depending on specific activities in a period.

Gain on sale of fixed assets. In July 2022, we sold our corporate headquarters in Bedford, MA for total proceeds of $8.9 million less a brokerage commission of $0.3 million. At the time of the sale, we disposed of all building and land related assets. The net book value of all assets disposed of was $2.9 million. We recorded a net gain on the sale of fixed assets of $5.7 million for the three and nine months ended September 30, 2022.

Interest Income. Interest income increased from one thousand dollars in the three months ended September 30, 2021 to $0.2 million in the three months ended September 30, 2002. Interest income increased from three thousand dollars in the nine months ended September 30, 2021 to $0.2 million in the nine months ended September 30, 2022. The dollar increase in interest income was primarily due higher interest rates related to our marketable securities of U.S Treasury notes and bonds and corporate bonds during the three and nine months ended September 30, 2022 as well as higher interest rates within our money market accounts.

We expect interest income to increase in absolute dollars in the next 12 months and to fluctuate depending on interest rates.

Income taxes. We had no income tax benefit for the three and nine months ended September 30, 2022 and 2021.

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

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.4 million and an increase in research credit carryforwards previously utilized. The federal tax credit can be refunded in the future, as we decided to carry back the loss reported on the filed 2020 tax return. Upon filing our 2020 carryback claim, we have reclassified the federal tax credit as a current receivable. Due to the recent loss history, continued investments in the Company, and our future projections of income, we will benefit from the 2020 loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

We maintained a full valuation allowance against our net deferred tax assets as of September 30, 2022 and December 31, 2021.

Liquidity and Capital Resources

At September 30, 2022, we had cash, cash equivalents and marketable securities of $31.0 million, which represented an increase of $1.0 million from December 31, 2021. The increase in cash, cash equivalents and marketable securities was primarily due to our receipt of $8.6 million of net proceeds from the sale of fixed assets. This was partially offset by the impact of a $4.3 million for cash used in operating activities, our $2.5 million investment in a note receivable and $0.7 million of changes in assets and liabilities

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the date of this filing and to meet our known long-term cash requirements. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. If we require additional capital resources, we may utilize available funds or additional external financing.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended September 30, 2022. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans of Programs
July 1 to 30, 2022	3,787	$2.20	4,941	$9,989,043
August 1 to 31, 2022	29,848	$2.19	34,789	$9,923,559
September 1 to 30, 2022	41,772	$2.03	41,772	$9,904,306
Total	75,407	$2.10	81,502	$9,904,306
(1)
On March 3, 2022, we announced that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2023. During the three and nine months ended September 30, 2022 we purchased 75,407 and 76,561 shares respectively under this plan at an aggregate purchase price of $158,539 and $161,178 respectively. As of September 30, 2022 the dollar value of shares that may be purchased under the plan is $9,838,822.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

None.

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

Exhibit 10.1

Amendment to Employment Agreement dated as of July 15, 2022, by and between Aware, Inc. and Robert Mungovan (filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 20, 2022 and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021, iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021, iv) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	October 28, 2022	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	October 28, 2022	By:	/s/ David B. Barcelo
David B. Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)