Form 10-K
period 2022-12-31
AWARE INC /MA/
filed 2023-03-15
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

Commission file number 000-21129

AWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2911026
(State or Other Jurisdiction ofc Incorporation or Organization)	(I.R.S. Employer Identification No.)

76 Blanchard Road, Burlington, Massachusetts 01803

(Address of Principal Executive Offices)

(Zip Code)

(781) 687-0300

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

Large Accelerated Filer___ Accelerated Filer_ Non-Accelerated Filer_X_ Smaller Reporting Company_X_ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $32,068,865.

The number of shares outstanding of the registrant’s common stock as of March 1, 2023 was 20,993,870.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on June 7, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Aware was incorporated in Massachusetts in 1986. We are headquartered at 76 Blanchard Road in Burlington, Massachusetts, and our telephone number at this address is (781) 687-0300. Our website address is www.aware.com. The information on our website is not part of this Form 10-K, unless expressly noted. Our stock is traded on the Nasdaq Global Market under the symbol AWRE.

Principal Products & Services

We sell a broad range of biometrics software products and solutions that perform functions to address our customers’ desired use cases where they are addressing improved security, data protection, compliance and improved ROI and efficiencies including:

1.
Enrollment of their workforce for benefits and background checks
2.
Enrollment of their customers for a better experience or improved customer service and security
3.
Law enforcement processing and forensic analysis
4.
Trusted remote enrollment where travel or direct contact is not viable
5.
Trusted transactions and authentication that enable physical and logical access control

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

Integrated Framework and Platform Solutions and Services

Knomi® Mobile Framework

The Knomi mobile biometric authentication framework is built on our hardened biometric SDK components, which are optimized to operate on mobile devices, and a server that together enable strong, multi-factor, password-free authentication from a mobile device using biometrics. Knomi offers multiple biometric modality options, including facial recognition, and voice authentication as means to enroll, onboard or authenticate. Knomi software components can be used in different combinations and configurations to enable either a server-centric architecture, a web-based or a device-centric implementation. Knomi has primarily been sold as a fixed term license that is priced on a subscription-based model and is also available as a perpetual license .

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

AwareID™

AwareID™ is our new Software-as-a-Service (“SaaS) offering that is used for Aware’s adaptive authentication platform of cloud-based biometric application programming interfaces (“APIs”) and turnkey services. AwareID provides biometric face and voice analysis for liveness-verification, and document validation. The platform uses proprietary Adaptive Authentication technology in cloud-based bundles which can be pre-configured and configured by the customer to provide comprehensive authentication functionality with situational awareness for onboarding, access control/management, and authentication of transactions. These services can be used discretely to enhance investments already in place or combined to provide higher functionality. The AwareID platform is built on open architecture and interfaces to maximize interoperability and connection to other biometric and/or digital identity applications and platforms. AwareID is provided as a SaaS offering with usage-based pricing. This wider SaaS offering includes the solutions formerly referred to as Indigo™ and FortressID™.

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

Historically, we sold our software products under perpetual or fixed-term licenses. With the introduction of AwareID, we have incorporated SaaS offerings into our product line-up. While we did not recognize material revenues from our SaaS offerings during 2022, we expect SaaS to become a significant product offering moving forward.

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
ii)
Direct channel – we sell directly to government and as well as commercial customers.
iii)
OEM and VAR channel – we sell to hardware and software solution providers that incorporate our software products into their products for resale or use in their solution offerings or integrated software products.

Major Customers

All of our revenue in 2022 and 2021 was derived from unaffiliated customers. No customer represented 10% or more of total revenue in either 2022 or 2021. As of December 31, 2022 and 2021, two customers combined for 37% and 32%, respectively, of our net accounts receivable and unbilled receivables.

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

Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2022, we had approximately 79 U.S. and foreign patents and approximately 8 pending patent applications. Our patents and patent applications pertain primarily to biometrics and imaging compression. We have let certain patents expire that are not aligned with our business and are not relevant to our current or future activities.

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

Employees

As of December 31, 2022, we employed 82 people, all based in the U.S, including 46 in engineering and research, 24 in sales and marketing, and 12 in finance and administration. Of these employees, 64 were based in Massachusetts and 18 were based outside of Massachusetts. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

ITEM 1A. Risk Factors

Actual or threatened public health emergencies could harm our business.

Our business and operations could be adversely affected by health epidemics, including the current COVID-19 pandemic, impacting the markets and communities in which we, our partners and clients operate. The COVID-19 pandemic has caused significant disruption to the business and financial markets, and there remains uncertainty about the duration of this disruption on both a nationwide and global level, as well as the ongoing effect on our business. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain and unpredictable. We continue to monitor the COVID-19 situation and potential effects on our business and operations. While the spread and impact of COVID-19 has stabilized, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur.

Our operating results may fluctuate significantly from period-to-period and are difficult to predict.

Individual orders can represent a meaningful percentage of our revenues and operating results in any single period and the timing of the receipt of those orders is difficult to predict. The failure to close an order or the deferral or cancellation of an order can result in revenue and net income shortfalls for that quarter. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect our financial results for that quarter.

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

A component of our strategy to grow our revenue includes expansion into commercial markets. To date, biometrics technology has received only limited acceptance and slow adoption in these markets. Although the recent appearance of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are still developing and evolving. Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers, passwords and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including: i) the performance and reliability of biometric solutions; ii) costs involved in adopting and integrating biometric solutions; iii) public concerns regarding privacy; and iv) potential privacy legislation.

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

Our revenues are derived primarily from sales of biometrics products and services. Our expectations regarding the future growth rate or the size of the biometrics market may not be accurate. The expansion of the biometrics market and the market for our biometrics products and services depends on a number of factors, such as:

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

We expect competition to intensify in the near term in the biometrics market. Many current and potential competitors have substantially greater financial, marketing, and research resources than we have. Moreover, low-cost foreign competitors from developing economies and other countries have demonstrated a willingness to sell their products at significantly reduced prices. To compete effectively in this environment, we must continually develop and market new and enhanced solutions and technologies at competitive prices and must have the resources available to invest in significant research and development activities. Our failure to compete successfully could cause our revenues and market share to decline.

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

Our business may be adversely affected by our use of open-source software.

The software industry is making increasing use of open-source software in the development of products. We also license and integrate certain open-source software components from third parties into our software. Open-source software license agreements may require that the software code in these components or the software into which they are integrated be freely accessible under open-source terms. Many features we may wish to add to our products in the future may be available as open-source software and our development team may wish to make use of this software to reduce development costs and speed up the development process. While we carefully monitor the use of all open-source software and try to ensure that no open-source software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur. If we were required to make our software freely available, our business could be seriously harmed.

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

We rely on third-party relationships.

We have a number of relationships with third parties that are significant to our sales, marketing, support, and product development efforts, including hosting facilities for our cloud-based services. We rely on software and hardware vendors, large system integrators, and technology consulting firms to supply marketing and sales opportunities for our direct sales force and to strengthen our offerings using industry-standard tools and utilities. We also have relationships with third parties that distribute our products. There can be no assurance that these companies, many of which have far greater financial and marketing resources than us, will not develop or market offerings that compete with ours in the future or will not otherwise end or limit their relationships with us. Further, the use of third-party hosting facilities requires us to rely on the functionality and availability of the third parties’ services, as well as their data security, which despite our due diligence, may be or become inadequate.

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

Our operational systems, networks and products are subject to continually evolving cybersecurity or other technological risks, which could result in the disclosure of our or our customers' confidential information, damage to our reputation, additional costs, regulatory penalties and financial losses.

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

Extensive regulation under federal, state, and foreign law has adversely affected us and could further adversely affect us in ways that are difficult for us to predict. More specifically, we are subject to regulatory environment changes regarding privacy and data protection that could have a material impact on our results of operations. These regulatory changes may potentially involve new regulatory issues/requirements such as the EU General Data Protection Regulation (“GDPR”), the California Privacy Rights Act (“CPRA”) and other comprehensive state privacy laws, the Illinois Biometric Privacy Act, Texas Statute on the Capture or Use of Biometric Identifier, State of Washington H.B. 1493, Brazil’s General Data Protection Law (“LGPD”) and any other state, federal or foreign regulations governing the collection, use and storage of biometric data. The potential costs of compliance with or imposed by new/existing regulations and policies that are applicable to us, or fines and penalties to which we may become subject if we fail to comply with those regulations and polices, may affect the use of our products and services and could have a material adverse impact on our results of operations.

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
•
risks to our liquidity, including the possibility that we might not have access to our cash when needed; and
•
rising interest rates, recessionary cycles, and inflationary pressures, that could make our products more expensive or could increase our costs.

We are unable to predict whether or when any such adverse economic conditions could occur in the U.S. or other countries; and if they do occur, we cannot predict the timing, duration, or severity.

We may not realize the anticipated benefits of our acquisitions.

We may make acquisitions of companies that offer complementary products, services, and technologies such as our acquisitions of FortressID in December of 2021 and AFIX in November of 2020. The ultimate success of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realize may not exceed the costs of the acquisition. The risk and difficulties associated with acquiring and integrating companies and other assets include, among others, difficulties assimilating the operations and personnel of acquired companies, challenges in realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows. Additionally, our acquisitions have provided, in the case of Fortress ID, and may in the future provide for future contingent acquisition payments, based on the achievement of performance targets or milestones. These arrangements can impact or restrict integration of acquired businesses and can result in disputes, including litigation. Additionally, regardless of the form of consideration we pay, acquisitions and investments could negatively impact our net income and earnings per share.

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
•
trading volume of our common stock;
•
price and volume fluctuation in the overall stock market;
•
corporate actions we may initiate, such as acquisitions, stock sales or repurchases, dividend declarations, or corporate reorganizations.

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

We prepare our financial statements in accordance with generally accepted accounting principles and certain critical accounting policies that are relevant to our business. The application of these principles and policies requires us to make significant judgments and estimates. The most significant estimates included in the financial statements pertain to revenue recognition, reserves for doubtful accounts, valuation of acquired assets and assumed liabilities in business combinations, valuation of contingent acquisition payments, valuation of investment in note receivable, goodwill and long-lived asset impairment and valuation allowance for deferred income tax assets. Actual results could differ from those estimates. In the event that our judgments and estimates differ from actual results, we may have to change them, which could materially affect our financial position and results of operations.

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

Our officers, directors and holders of 5% of outstanding shares together beneficially own a significant portion of our common stock and, as a result, can exercise control over stockholder and corporate actions.

Our officers and directors and the holders of at least 5% of our outstanding shares currently beneficially own approximately 48% of our outstanding common stock, and 60% on a fully diluted basis assuming the exercise of both vested and unvested options. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 20,730 rentable square feet in Burlington, Massachusetts, which we use as our headquarters. We believe that this facility is adequate for our current needs and for the foreseeable future. See Note 10 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our leases.

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

As of March 1, 2023, we had approximately 75 shareholders of record. This number does not include shareholders who hold our shares in a “nominee” or “street” name. We paid no dividends in 2022 or 2021. We anticipate that we will continue to reinvest any earnings to finance our future operations although we may also pay special cash dividends if our board of directors deems it appropriate.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2022	90,144	$1.82	90,144	9,571,921
November 1 through 30, 2022	397,671	$1.81	397,671	9,407,859
December 1 through 31, 2022	140,825	$1.90	140,825	$8,688,074
Total	628,640	$1.83	628,640

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2022	2021
Software licenses	46%	47%
Software maintenance	45	40
Services and other	9	13
Total revenue	100	100
Costs and expenses:
Cost of services and other	8	7
Research and development	58	55
Selling and marketing	43	38
General and administrative	40	37
Gain on sale of fixed assets	(35)	-
Total costs and expenses	114	137
Operating loss	(14)	(37)
Interest and other income	3	-
Loss before provision for (benefit from) income taxes	(11)	(37)
Provision for (benefit from) income taxes	0	(2)
Net loss	(11%)	(35%)

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

2022 compared to 2021

Revenue and operating loss in 2022 were $16.0 million and $2.2 million, respectively, which compared to revenue and operating loss in 2021 of $16.9 million and $6.1 million, respectively.

Lower revenue in 2022 as compared to 2021 was primarily due to decreases in revenue from our perpetual software licenses of $0.8 million and services and other of $0.7 million, which was partially offset by increases in software maintenance revenue of $0.4 million and revenue from subscription-based licenses of $0.2 million. Lower operating loss in 2022 as compared 2021 was primarily due to a $5.7 million gain we recorded related to the sale of our corporate office, which was partially offset by a decrease in revenue of $0.8 million, increased sales and marketing expense of $0.6 million and increased general and administrative expense of $0.3 million.

Software License Revenue

Software license revenue consists of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue decreased 7% from $8.0 million in 2021 to $7.4 million in 2022. As a percentage of total revenue, software license revenue decreased from 47% in 2021 to 46% in 2022. The $0.6 million decrease in software license revenue was due primarily to a $0.8 million decrease in perpetual licenses sales, which was partially offset by a $0.2 million increase in subscription-based license sales. For the years ended December 31, 2022 and 2021, we generated a de minimis amount of revenue from SaaS contracts.

Software Maintenance Revenue

Software maintenance revenue consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 6% from $6.7 million in 2021 to $7.1 million in 2022. As a percentage of total revenue, software maintenance revenue increased from 40% in 2021 to 44% in 2022. The dollar increase in software maintenance revenue was primarily due to software maintenance renewals related to perpetual license sales.

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

Services and other revenue decreased 31% from $2.2 million in 2021 to $1.5 million in 2022. As a percentage of total revenue, services and other revenue decreased from 13% in 2021 to 9% in 2022. The dollar decrease in services and other revenue was primarily due to fewer active contracts with services during the period.

Cost of Services and Other Revenue

Cost of services and other revenue consists primarily of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors; iii) software license fees; and iv) hardware costs.

Cost of services and other revenue increased 4% from $1.2 million in 2021 to $1.3 million in 2022. When compared to services and other revenue, cost of services and other revenue as a percentage increased from 55% in 2021 to 83% in 2022, which resulted in gross margins decreasing from 45% in 2021 to 17% in 2022. The dollar increase in cost of services and other revenue was primarily due to due to higher payroll related costs.

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

The classification of total engineering costs to research and development expense and cost of services for the years ended December 31, 2022 and 2021 was (in thousands):

	Years ended December 31,
	2022	2021
Research and development expense	$9,234	$9,259
Cost of services and other	1,260	1,210
Total engineering costs	$10,494	$10,469

Total engineering costs were $10.5 million in both 2021 and 2022. As a percentage of total revenue, total engineering costs increased from 62% in 2021 to 66% in 2022.

Our engineering headcount decreased slightly from 49 in 2021 to 46 in 2022. We believe our engineering organization was adequately staffed as of December 31, 2022.

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

Selling and marketing expense increased 10% from $6.3 million in 2021 to $7.0 million in 2022. As a percentage of total revenue, selling and marketing expense increased from 38% in 2021 to 43% in 2022. The dollar increase in selling and marketing expense was primarily due to $0.3 million in severance costs related to the termination of our Chief Commercial Officer position in August 2022 and $0.3 million in increased costs related to marketing promotions. We expect to expand our sales and marketing force to pursue future opportunities.

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

General and administrative expense increased by 5% from $6.2 million in 2021 to $6.4 million in 2022. As a percentage of total revenue, general and administrative expense increased from 37% in 2021 to 40% in 2022. The increase in general and administrative expense in 2022 was primarily due to bad debt expense increases of $0.4 million. Fluctuations of general and administrative expenses are expected depending on specific activities in a period. We expect general and administrative expenses to increase in absolute dollars, but to decrease as a percentage of total revenue.

Gain on sale of fixed assets

In July 2022, we sold our corporate headquarters in Bedford, MA for total proceeds of $8.9 million less a brokerage commission of $0.3 million. At the time of the sale, we disposed of all building and land related assets. The net book value of all assets disposed of was $2.9 million. We recorded a net gain on the sale of fixed assets of $5.7 million for the year ended December 31, 2022.

Interest Income

Interest income increased from four thousand dollars in 2021 to $0.5 million in 2022. The dollar increase in interest income was primarily due to higher interest rates related to our marketable securities of U.S Treasury notes and bonds and corporate bonds as well as higher interest rates within our money market accounts.

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

A discussion of income taxes for the years ended December 31, 2022 and 2021 follows:

Year ended December 31, 2022. Total income tax expense for the year ended December 31, 2022 was $49 thousand. The income tax expense for 2022 relates to the limitations on the usage of net operating loss carryforwards generated in years beginning after December 31, 2017.

Year ended December 31, 2021. Total income tax benefit for the year ended December 31, 2021 was $0.3 million. The income tax benefit for 2021 relates to a release of our valuation allowance as a result of deferred taxes recorded as part of the FortressID acquisition.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed the company with our cash and cash equivalent balances. Cash flows from operating, investing and financing activities are described below.

Cash flows from operating activities

A discussion of cash flow from operating activities for each of the last two years is as follows:

Year ended December 31, 2022. Cash used in operating activities was $5.0 million in 2022. Cash used by operations was primarily the result of $1.7 million of net loss plus the impact of a $5.7 million gain on the sale of fixed assets, which was partially offset by the add back of $1.7 million of non-cash stock-based compensation and $0.8 million for non-cash depreciation and amortization.

Year ended December 31, 2021. Cash used in operating activities was $6.2 million in 2021. Cash used by operations was primarily the result of $5.8 million of net loss plus the impact of $2.3 million of changes in assets and liabilities, partially offset by the add back of $1.6 million of non-cash stock-based compensation and $0.7 million for non-cash depreciation and amortization.

Cash flows from investing activities

A discussion of cash flow from investing activities for each of the last two years is as follows:

Year ended December 31, 2022. Investing activity cash used of $12.0 million was primarily the result of $17.3 million net purchases of marketable securities, a $2.5 million investment in a note receivable, and $0.7 million of purchases of property and equipment, partially offset by $8.5 million in proceeds from the sale of our former corporate headquarters.

Year ended December 31, 2021. Investing activity cash usage of $2.5 million was primarily the result of $2.5 million used in connection with our acquisition of FortressID.

Cash flows from financing activities

A discussion of cash flow from financing activities for each of the last two years is as follows:

Year ended December 31, 2022. Financing activity cash used of $1.2 million was primarily the result of $1.3 million used to buy back stock under our stock repurchase program and $26 thousand used to pay income taxes for employees who surrendered shares of common stock in connection with stock grants, which were partially offset by $0.2 million of proceeds from the issuance of common stock from stock grants.

Year ended December 31, 2021. Financing activity cash provided of $0.1 million was primarily the result of the issuance of common stock from stock grants which was partially offset by cash used to pay income taxes for employees who surrendered shares in connection with stock grants.

At December 31, 2022, we had cash, cash equivalents, and marketable securities of $29.0 million. While we cannot assure you that we will not require additional financing, or that if needed such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the filing date of this Annual Report on Form 10-K and to meet our known long-term cash requirements. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. If we require additional capital resources, we may utilize available funds or seek additional external financing.

As of December 31, 2022, our material cash requirements from known contractual and other obligations consisted of payments under the operating lease for our corporate headquarters, which we estimate will be approximately $0.5 million in 2023 and $0.7 million in each of 2024, 2025, 2026 and 2027, and $4.2 million thereafter. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our operating lease.

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

Given the nature of the above obligations and agreements, we are unable to make a reasonable estimate of the maximum potential amount that we could be required to pay. Historically, we have not made any significant payments on the above guarantees and indemnifications and no amount has been accrued in the audited financial statements included elsewhere in this Annual Report on Form 10-K with respect to these guarantees and indemnifications.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this Annual Report. We have identified the following as our significant accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

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

Also, with the delivery of our current products in a hosted environment with AwareID, we recognize revenue from our SaaS arrangements ratably over the subscription period.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2022 and 2021, none of our contracts contained a significant financing component.

Goodwill and intangible assets impairment. Our goodwill and intangible assets result from our previous business acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill. We perform our annual goodwill impairment test in the fourth quarter. To assess if goodwill is impaired, we first review qualitative factors to determine whether further impairment testing is necessary. If based on the qualitative assessment, we consider it more-likely-than-not that our reporting units fair value is less than its carrying amount, we perform a quantitative impairment test. An excess of carrying value over fair value would indicate that goodwill may be impaired.

We periodically reevaluate our business and have determined that we have one operating segment and one reporting unit. If our assumptions change in the future, we may be required to record impairment charges to reduce our goodwill carrying value.

If indicators of impairment are present, we compare the estimated undiscounted cash flows that the asset is expected to generate to the carrying value. The key assumptions of the cash flow model involve significant subjectivity. If such assets are impaired, an impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value.

As of December 31, 2022, we had $3.1 million of goodwill and $2.8 million of intangible assets. Impairment in the valuation of long-lived assets could materially impact our operating results and financial position. To date, there have been no impairments of goodwill or intangible assets.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets primarily relate to: i) research and development tax credit carryforwards; ii) net operating loss carryforwards; and iii) temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2022, we had a total of $11.1 million of deferred tax assets for which we have recorded a $11.1 million valuation allowance.

We will continue to assess the level of valuation allowance required in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

Allowance for doubtful accounts. We make judgments as to our ability to collect outstanding and unbilled receivables and provide allowances for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. If the judgments we make to determine the allowance for doubtful accounts do not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be required.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), and Derivatives and Hedging (Topic 815) effective Dates, which deferred the effective dates for us, as a smaller reporting company, until fiscal year 2023. We are continuing to assess the impact of the standard on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aware, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition

As described in Note 2 to the financial statements, the Company recognizes revenue when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these goods and services. The Company offers customers the ability to purchase combinations of software licenses, software maintenance, and related professional services together in one arrangement. The Company must determine which promises are distinct performance obligations and allocate the revenue to the performance obligations that are considered distinct based upon their relative Stand-alone Selling Price (SSP). Revenue allocated to software licenses is typically recognized at a point in time upon delivery and revenue allocated to the software maintenance and professional services is recognized over time, provided all other revenue recognition criteria are met. Management applies significant judgment in determining the revenue recognition for these contracts including the identification of and accounting for all performance obligations and the calculation of the SSP for each identified performance obligation. The Company’s identification of performance obligations and estimate of SSP for each performance obligation identified within these customer contracts requires management to consider many factors, including:

•
Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as software maintenance or professional services that are sold with software licenses.
•
Determination of stand-alone selling prices for each distinct performance obligation.

Given these factors, the related audit effort in evaluating management's judgments in identifying performance obligations and estimating SSP’s for these customer agreements was extensive and required a high degree of auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our procedures related to the Company's identification of performance obligations and estimation of SSP’s for these customer agreements included, among others:

•
We evaluated management's significant accounting policies related to these customer agreements for reasonableness.
•
We obtained and read revenue contracts and evaluated the completeness of the performance obligations identified by management, and performed an evaluation of whether these performance obligations were distinct and capable of being distinct.
•
We tested management’s process used to determine the SSP’s by evaluating the models, including testing the accuracy and completeness of data used, and reasonableness of assumptions applied by management.
•
For each contract with multiple performance obligations, we also tested the allocation of the transaction price to each performance obligation based upon the SSP.

Contingent Acquisition Payments

As disclosed in Note 5 to the financial statements, during 2021, the Company completed the acquisition of FortressID for a total aggregate purchase price of $3.4 million. The transaction was accounted for as a business combination. The total aggregate purchase price included $2.5 million of cash consideration plus the fair value of the contingent acquisition payments which was originally estimated to be $0.9 million. The contingent acquisition payments required cash payments of up to $2.0 million by achieving revenue targets during 2022 and up to another $2.0 million for revenue targets reached during 2023. The Company determines the fair value of contingent acquisition payments as part of the initial purchase price allocation and on an ongoing basis each reporting period until the contingent acquisition payments period is settled. As of December 31, 2022, the liability recorded for future estimated contingent acquisition payments was $0.8 million, which represents a Level 3 estimate in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions that market participants would use in pricing these liabilities.

Auditing the Company’s accounting for its contingent acquisition payments was complex due to the significant estimation required by management to determine the fair value of the contingent acquisition payments. The significance of the estimations used by management to determine the fair value of contingent acquisition payments was primarily due to the sensitivity of the fair value to the underlying assumptions. The significant assumptions include estimation of the probability and timing of payments, future sales forecasts, as well as the appropriate discount rate based on the estimated timing of payments. These significant assumptions are forward looking and could be affected by future economic and market conditions.

Given these factors, the related audit effort in evaluating management's judgments in determining the fair value of the contingent acquisition payments was extensive and required a high degree of auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our procedures related to the Company's contingent acquisition payments included, among others:

•
We evaluated the Company’s use of the multi-scenario model and testing the significant assumptions used in the model which include but are not limited to future sales forecasts and the discount rate.
•
We obtained and read the terms of the contingent acquisition payments and the conditions that must be met for the amounts to become payable.
•
We tested the reasonableness of management’s underlying sales forecasts used in the valuation model by comparing the projections to historical results and certain peer companies.
•
With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and discount rates utilized by management by:
o
Testing the source information underlying the determination of the discount rate and evaluating the appropriateness of the methodology used by management’s valuation specialist.
o
Testing the mathematical accuracy of the calculations and comparing those to the discount rate selected by management.

/s/ RSM US LLP

We have served as the Company's auditor since 2012.

Boston, Massachusetts

March 15, 2023

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,749	$29,963
Marketable securities	17,229	—
Accounts receivable, net	3,317	3,763
Unbilled receivables, net	2,929	3,087
Tax receivable	1,362	1,411
Prepaid expenses and other current assets	693	591
Total current assets	37,279	38,815
Property and equipment, net	726	3,216
Intangible assets, net	2,806	3,222
Goodwill	3,120	3,120
Note receivable	2,601	—
Right of use asset	4,538	—
Other long-term assets	122	—
Total assets	$51,192	$48,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$639	$283
Accrued expenses	1,282	1,909
Current portion of operating lease liabilities	470	—
Deferred revenue	3,411	3,549
Total current liabilities	5,802	5,741
Long-term deferred revenue	322	191
Long-term operating lease liabilities	4,047	-
Long-term contingent acquisition payments	812	919
Total long-term liabilities	5,181	1,110
Commitments and contingent liabilities (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; shares authorized, 70,000,000 in 2022 and 2021; issued and outstanding of 21,093,447 as of December 31, 2022 and 21,613,982 as of December 31, 2021	211	216
Additional paid-in capital	98,306	97,778
Accumulated deficit	(58,198)	(56,472)
Accumulated other comprehensive loss	(110)	—
Total stockholders’ equity	40,209	41,522
Total liabilities and stockholders’ equity	$51,192	$48,373

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE LOSS

(in thousands, except per share data)

	Years ended December 31,
	2022	2021
Revenue:
Software licenses	$7,386	$7,973
Software maintenance	7,111	6,679
Services and other	1,511	2,202
Total revenue	16,008	16,854
Costs and expenses:
Cost of services and other	1,260	1,210
Research and development	9,234	9,259
Selling and marketing	6,962	6,324
General and administrative	6,441	6,158
Gain on sale of fixed assets	(5,672)	—
Total costs and expenses	18,225	22,951
Operating loss	(2,217)	(6,097)
Interest and other income	540	4
Loss before provision for (benefit from) income taxes	(1,677)	(6,093)
Provision for (benefit from) income taxes	49	(269)
Net loss	$(1,726)	$(5,824)
Net loss per share – basic	$(0.08)	$(0.27)
Net loss per share – diluted	$(0.08)	$(0.27)
Weighted-average shares - basic	21,604	21,525
Weighted-average shares - diluted	21,604	21,525
Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities	(110)	—
Comprehensive loss	$(1,836)	$(5,824)

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,726)	$(5,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	760	687
Gain on sale of fixed assets	(5,672)	—
Stock-based compensation	1,707	1,567
Interest receivable	(101)	—
Non-cash lease expense	128	—
Change in fair value of contingent acquisition payments	(107)	—
Deferred taxes	-	(269)
Bad debt provision (recoveries)	344	(64)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	332	(1,410)
Unbilled receivables	(71)	(837)
Prepaid expenses and other current assets	(406)	(9)
Tax receivable	49	(13)
Accounts payable	356	(249)
Accrued expenses	(628)	380
Deferred revenue	(7)	(193)
Net cash used in operating activities	(5,042)	(6,234)
Cash flows from investing activities:
Purchases of property and equipment	(730)	(27)
Proceeds from sale of fixed assets, net	8,547	—
Purchases of marketable securities	(18,555)	—
Sale of marketable securities	1,250	—
Investment in note receivable	(2,500)	—
Cash paid for acquisitions, net	—	(2,450)
Net cash used in investing activities	(11,988)	(2,477)
Cash flows from financing activities:
Proceeds from issuance of unrestricted stock	154	163
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(26)	(54)
Repurchase of common stock	(1,312)	—
Net cash (used in) provided by financing activities	(1,184)	109
Decrease in cash and cash equivalents	(18,214)	(8,602)
Cash and cash equivalents, beginning of year	29,963	38,565
Cash and cash equivalents, end of year	$11,749	$29,963
Supplemental disclosure:
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2020	21,379	$214	$96,104	$(50,648)	$—	$45,670

Issuance of unrestricted stock	189	2	(2)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(16)	—	(54)	—	—	(54)
Issuance of common stock under employee stock purchase plan	62	—	163	—	—	163
Stock-based compensation expense	—	—	1,567	—	—	1,567
Net loss				(5,824)	—	(5,824)

Balance at December 31, 2021	21,614	216	97,778	(56,472)	—	41,522
						—
Issuance of unrestricted stock	118	1	1	—	—	2
Shares surrendered by employees to pay taxes related to unrestricted stock	(10)	—	(26)	—	—	(26)
Issuance of common stock under employee stock purchase plan	76	1	151	—	—	152
Stock-based compensation expense	—	—	1,707			1,707

Repurchase of common stock	(705)	(7)	(1,305)	—	—	(1,312)
Other comprehensive loss					(110)	(110)
Net loss	—	—	—	(1,726)	—	(1,726)

Balance at December 31, 2022	21,093	$211	$98,306	$(58,198)	$(110)	$40,209

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

Use of Estimates – The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, reserves for doubtful accounts, valuation of acquired assets and assumed liabilities in business combinations, valuation of contingent acquisition payments, valuation of investment in note receivable, goodwill and long-lived asset impairment and valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $11.7 million and $30.0 million at December 31, 2022 and 2021, respectively. Marketable securities, which primarily include U.S. Treasuries and corporate bonds, were $17.2 million and $0 as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, our assets and liabilities that are measured at fair value on a recurring basis include the following (in thousands):

	Fair Value Measurement at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$10,967	$-	$-	$10,967
Marketable securities	17,229	-	-	17,229
Note receivable	-	-	2,601	2,601
Total assets	$28,196	$-	$2,601	$30,797

Liabilities:
Contingent acquisition payments	$-	$-	$812	$812
Total liabilities	$-	$-	$812	$812

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders' equity.

The investment in the Note Receivable ("Note") with Omlis Limited ("Omlis"), a limited company incorporated and registered in England and Wales and the parent of MIRCAL Technologies Limited ("MIRACL"), was negotiated at an arm’s length basis and the total carrying value of the investment of $2.6 million is representative of the fair value of the investment as of December 31, 2022. During the year ended December, 31, 2022, there were no changes in the underlying assumptions of the note receivable. The change in fair value during the year ended December 31, 2022 was the result of accrued interest. The fair value of our contingent acquisition payments, which was determined using a Monte Carlo simulation, was $0.8 million and $0.9 million as of December 31, 2022 and 2021, respectively. The $0.1 million decrease in fair value recognized during the year ended December 31, 2022 was due to changes in forecasted revenue and a de minims impact from the present value factor.

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2022:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$13,389	$24	$(100)	$13,313
Corporate bonds	3,950	—	(34)	3,916
	$17,339	$24	$(134)	$17,229

As of December 31, 2021, our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$28,952	$-	$-	$28,952
Total assets	$28,952	$-	$-	$28,952

Liabilities:
Contingent acquisition payments	$-	$-	$919	$919
Total liabilities	$-	$-	$919	$919

Changes in note receivable consisted of the following (in thousands):

Year Ended
December 31, 2022

Balance as of December 31, 2021	$—
Investment in Note Receivable	2,500
Accrued interest	101
Balance as of December 31, 2022	$2,601

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

For the years ended December 31, 2022 and 2021, changes to and ending balances of the allowance for doubtful accounts were as follows (in thousands):

	Years ended December 31,
	2022	2021
Allowance for doubtful accounts balance - beginning of year	$74	$138
Additions to the allowance for doubtful accounts	156	-
Deductions against the allowance for doubtful accounts	(42)	(64)
Allowance for doubtful accounts balance - end of year	$188	$74

In addition, for the years ended December 31, 2022 and 2021 the bad debt expense related to unbilled receivables was $230K and $0, respectively.

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

The estimated useful lives of assets are:

Leasehold improvements	10 years
Furniture and fixtures	5 years
Computer and office equipment	3 years
Purchased software	3 years

Leases –We account for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine the initial classification and measurement of our operating right of use assets and lease liabilities at the lease commencement date and thereafter if modified. Fixed lease costs are recognized on a straight-line basis over the lease term. Variable lease costs are recognized in the period in which the obligation for those payments is incurred. We combine lease and non-lease components when determining lease costs for its office space lease. The lease liability includes lease payments related to options to extend or renew the lease term if we are reasonably certain it will exercise those options. Our lease does not contain material residual value guarantees or restrictive covenants.

Goodwill – We record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Our estimates of fair value are based upon assumptions believed to be reasonable at the time, but such estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. Goodwill is not amortized but rather is tested for impairment annually in the fourth quarter or more frequently, if facts and circumstances warrant a review. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, decline in market capitalization, or unanticipated competition. We have determined that there is a single reporting unit for the purpose of conducting the goodwill impairment assessment. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, we determine that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. The quantitative goodwill impairment test requires us to estimate and compare the fair value of the reporting unit, determined using an income approach and a market approach, with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

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

As of December 31, 2022 and 2021, we had $3.1 million of goodwill. Impairment of goodwill could materially impact our operating results and financial position. We performed a quantitative analysis during the years ended December 31, 2022 and 2021 and determined there was no impairment loss and to date, there have been no impairments of goodwill.

The changes in goodwill for the years ended December 31, 2022 and 2021 were as follows (in thousands):

Goodwill
Balance as of December 31, 2020	$1,651
Goodwill arising from AFIX acquisition	1,469
Balance as of December 31, 2021 and 2022	$3,120

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

We did not identify any events or changes in business circumstances that would indicate the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate during the years ended December 31, 2022 and 2021.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2022 and 2021, none of our contracts contained a significant financing component.

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

Also, with our acquisition of FortressID and adaption of our current products to be delivered in a hosted environment with AwareID, we expect to recognize revenue from our SaaS offerings ratably over the subscription period. For the years ended December 31, 2022 and 2021 we generated a de minimis amount of revenue from SaaS contracts.

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

Services and other

Service revenue consists of fees from biometrics customers for software engineering services. We recognize services revenue over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met. The use of the over-time revenue recognition method requires judgment in developing budgeted labor hours. Changes in budgeted hours may occur and the resulting impact on revenue recognition is accounted for in the period of the change in estimate. Other revenue, which includes hardware sales that may be purchased with the software license, is recognized at a point in time upon delivery provided all other revenue recognition criteria are met

Arrangements with multiple performance obligations

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
•
Perpetual software licenses and services: When software licenses and significant customization engineering services are sold together, they are accounted for as a combined performance obligation, as the software licenses are generally highly dependent on, and interrelated with, the associated services and therefore are not distinct performance obligations. Revenue for the combined performance obligation is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). When software licenses and standard implementation or consulting-type services are sold together, they are generally considered distinct performance obligations, as the software licenses are not dependent on or interrelated with the associated services. The transaction price in these arrangements is allocated to the software licenses and services based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the services is recognized over time using an input method. In arrangements with both software licenses and services, the software license portion of the arrangement is classified as software license revenue and the services portion is classified as services revenue in our consolidated statements of operations and comprehensive loss.
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
•
Perpetual software licenses, hardware, software maintenance, and services: When we sell software licenses, hardware, software maintenance and software services together, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery. Revenue allocated to the services is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). Revenue for the hardware is recognized at a point in time upon delivery. Revenue for the software maintenance is recognized over time on a straight-line basis over the contract period.
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

Contract Balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual billing date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by the deferred revenue until the performance obligation is satisfied. Our contract assets consist of unbilled receivables. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software maintenance contracts. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.

The following table presents changes in our contract assets and liabilities during the years ended December 31, 2022 and 2021 (in thousands):

	Balance at Beginning of period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2022
Contract Assets:
Unbilled receivables	$3,087	$5,288	$(5,446)	$2,929
Year ended December 31, 2021
Contract Assets:
Unbilled receivables	$2,229	$7,172	$(6,314)	$3,087

	Balance at Beginning of period	Billings	Revenue Recognized	Balance at End of Period
Year ended December 31, 2022
Contract Liabilities:
Deferred revenue	$3,740	$7,104	$(7,111)	$3,733
Year ended December 31, 2021
Contract Liabilities:
Deferred revenue	$3,933	$6,486	$(6,679)	$3,740

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 72% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations with a duration greater than one year, comprised of software maintenance contracts, was $2.0 million.

Contract Costs

We recognize an other-asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions meet the requirements to be capitalized, and we amortize these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets on our consolidated balance sheets.

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

We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact our tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statements of operations and comprehensive loss.

Capitalization of Software Costs – We capitalize certain costs to develop software products to be sold, leased, or marketed to external users after technological feasibility of the product has been established. No software costs were capitalized during the years ended December 31, 2022 and 2021, because such costs incurred between the period after technological feasibility to product release were immaterial.

The Company capitalizes and amortizes certain direct costs associated with computer software developed or purchased for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company amortizes capitalized software costs generally over three to five years, commencing on the date the software is placed into service. No software costs were capitalized during the years ended December 31, 2022 and 2021, because such costs were related to converting our existing products into a hosted solution.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2022 and 2021, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $11.5 million and $29.7 million, respectively.

Concentration of credit risk with respect to net accounts receivable and unbilled receivables consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable and unbilled receivables at December 31:

	2022	2021
Customer A	26%	27%
Customer B	11%	5%

We had no customer in 2022 or 2021 that provided 10% or more of revenue.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2022	2021
United States	$7,613	$9,624
Brazil	953	1,938
United Kingdom	1,717	1,726
Rest of world	5,725	3,566
	$16,008	$16,854

Revenue by product group was (in thousands):

	Year ended December 31,
	2022	2021
License and service contracts	$12,937	$14,164
Subscription-based contracts	3,071	2,690
	$16,008	$16,854

Revenue included by product group consists of all associated revenue within the contract, including license revenue, maintenance revenue, and services and other revenue. Revenue by product group may be recognized at a point in time or over-time. These revenues are attributable to both contracts with fixed fees or guaranteed minimums.

Revenue by timing of transfer of goods or services was (in thousands):

	Year ended December 31,
	2022	2021
Goods or services transferred at a point in time	$7,178	$7,992
Goods or services transferred over time	8,830	8,862
	$16,008	$16,854

3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2022	2021
Land	$—	$1,056
Building and improvements	146	9,166
Computer and office equipment	859	1,310
Purchased software	78	155
Furniture and fixtures	573	778
Total	1,656	12,465
Less accumulated depreciation	(930)	(9,249)
Property and equipment, net	$726	$3,216

Depreciation expense was $0.3 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. The change in accumulated depreciation for the year ended December 31, 2022 primarily related to the sale and disposal of property and equipment related to our former corporate headquarters.

4. GAIN ON SALE OF FIXED ASSETS

On July 15, 2022, we completed our sale to FDS Bedford, LLC of our former corporate headquarters located at 40 Middlesex Turnpike, Bedford, Massachusetts for total proceeds of $8.9 million less a brokerage commission of $0.3 million.

We recorded a gain of $5.7 million on the sale and disposed of gross assets of $11.5 million and net book value of $2.9 million, of which of $1.8 million was property and equipment and $1.1 million was land.

5. ACQUISTION

In December 2021, we acquired 100% of the outstanding shares and acquired all of the assets and liabilities of FortressID for a purchase price of $3.4 million, which consisted of $2.5 million of cash consideration and contingent acquisition payments with a fair value of $0.9 million. The maximum contingent acquisition payments at the time of the acquisition was $4.0 million and required cash payments of up to $2.0 million for set revenue targets in 2022 and another $2.0 million for set revenue targets in 2023. No revenue targets were achieved in 2022 and the maximum contingent acquisition payments as of December 31, 2022 is $2.0 million. The acquisition of FortressID, expands our offerings around identity proofing-enhancing its onboarding, verification and authentication offerings to directly address financial compliance requirements and enable organizations to mitigate risk and curtail increasing fraud.

The acquisition was accounted for as a business combination, whereby all the assets acquired and liabilities assumed were recognized at fair value on the acquisition date, with any excess of the consideration transferred over the fair value of the net assets acquired recognized as goodwill. Unaudited pro forma results of operations assuming the above acquisition had taken place at the beginning of each period are not provided because the historical operating results and pro forma results would not be materially different from reported results for the periods presented.

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

6. INTANGIBLE ASSETS

The fair value of intangible assets and their estimated useful live as of December 31, 2022 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$424	$2,256
Developed technology	5 and 7 years	710	180	530
Trade name / trademarks	3 and 7 years	30	10	20
		$3,420	$614	$2,806

The fair value of intangible assets and their estimated useful live as of December 31, 2021 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$132	$2,548
Developed technology	5 and 7 years	710	63	647
Tradenames	3 and 7 years	30	3	27
		$3,420	$198	$3,222

During the years ended December 31, 2022 and 2021 we recorded $415 thousand and $176 thousand of amortization expense on intangible assets, respectively. The Company expects to record amortization for the years ended December 31 as follows (in thousands):

2023	$415
2024	415
2025	415
2026	412
2027	412
Thereafter	737
$2,806

7. SUBSCRIPTION AGREEMENT

On March 11, 2022, concurrently with our entry into a mutual reseller arrangement with MIRACL, we entered into a subscription agreement with Omlis. We purchased $2.5 million of the Omlis’ Note that accrues interest at 5% annually with a maturity date of March 11, 2026.

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

We initially recorded the Note and warrants at their fair values in accordance with ASC 825, Financial Instruments, for the Note and ASC 815, Derivatives and Hedging, for the warrants, which were $2.5 million and $0, respectively. Interest income of $0.1 million was earned during the year ended December 31, 2022. The $0.1 million in accrued interest is included in the fair value of $2.6 million for the Note as of December 31, 2022. At December 31, 2022, there was no change to the fair value of the warrant, which were valued at $0 in each period.

8. INCOME TAXES

We recorded a provision for income tax of $49 thousand for the year ended December 31, 2022. We recorded a benefit for income taxes of $0.3 million in the year ended December 31, 2021 related to a release of our valuation allowance as a result the deferred taxes recorded as part of the FortressID acquisition. The components of the provision (benefit) from income taxes are as follows (in thousands):

	Year ended December 31,
	2022	2021
Current:
Federal	$34	$-
State	15	—
	49	—
Deferred:
Federal	—	(147)
State	—	(122)
	—	(269)

Provision (benefit) from income taxes	$49	$(269)

The 2022 difference between the effective tax rate and the U.S federal statutory rates was driven primarily due to the change in valuation allowance of our deferred tax assets, state income taxes and stock-based compensation to the deferred tax assets. The 2021 difference between the effective tax rate and the U.S federal statutory rates was driven primarily due to the change in valuation allowance of our deferred tax assets. A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2022	2021
Federal statutory rate	21%	21%
State rate, net of federal benefit	12	6
Tax credits	(2)	2
Permanent adjustments	(1)	—
Change in valuation allowance	(24)	(24)
Other	(9)	(1)
Effective tax rate	(3)%	4%

Deferred income taxes - We had net deferred tax assets of $11.1 million and $10.7 million as of December 31, 2022 and 2021 respectively. The principal components of deferred tax assets, net, were as follows at December 31 (in thousands):

	2022	2021
Depreciation	$-	$367
Stock-based compensation	554	405
Research and development credits	6,817	6,904
Capitalized research expense	1,557
Net operating loss	2,562	3,380
Other	335	254
Total deferred tax assts	11,825	11,310
Valuation allowance	(11,115)	(10,730)
Deferred tax liabilities
Depreciation	(193)	—
Intangibles	(517)	(580)
Total deferred tax liabilities	(710)	(580)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2022, $6.8 million of our deferred tax assets relate to research and development credit carryforwards. We assessed the need for a valuation allowance on our deferred tax assets. We evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. As part of this analysis, we gave more weight to recent, historical evidence than future projections as we consider the past more objective.

Further, a significant portion of our deferred tax assets relates to federal and state research and development credits. These credits may only offset 75% of the tax liability after net operating loss carryforwards are utilized and thus, we have the risk that the credits could expire before utilization if sufficient taxable income in the carryforward periods doesn’t exist.

As of December 31, 2022, we had a federal net operating loss carryforward of $7.5 million, which may be available to offset future income tax liabilities. $6.6 million of those NOLs can be carried forward indefinitely and the remaining $0.9 million expire in 2037. As of December 31, 2022, we had State NOL carryforwards of $16.7 million, which expire at various dates though 2041.

We evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of net operating loss carryforwards, capitalized research costs and research and development credits. Under the applicable accounting standards, we considered our history of losses and concluded that is more likely that we will not recognize the benefits of feral and state deferred tax assets. Therefore, we have recorded a full valuation allowance of $11.1 million and $10.7 million at December 31,

2022 and 2021, respectively. During the year ended December 31, 2022, we increased the valuation allowance by $0.4 million from the prior year end. We will continue to monitor the evidence and the realizability of our deferred tax assets in future periods. Should evidence regarding the realizability of our deferred tax assets change at a future point in time, we will adjust the valuation allowance as required.

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

Uncertain tax benefits - As of December 31, 2022 and 2021 we had $0.8 million of uncertain tax positions that was primarily related to our research and development tax credits. There were no changes to this amount during each of the years ended December 31, 2022 and 2021. The uncertain tax positions will impact our effective tax rate if realized.

Tax examinations – We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2019 for both federal and Massachusetts. However, to the extent the Company utilizes net operating losses or credits from years prior to 2019, the statute remains open to the extent of the net operating losses or other credits are utilized.

9. EQUITY AND STOCK COMPENSATION PLANS

Stock Option Plan – We have one active fixed stock option plan which is our 2001 Nonqualified Stock Plan (“2001 Plan”). We are authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock under this plan. As of December 31, 2022, there were 1,411,341 shares available for grant under the 2001 Plan.

Options are granted at exercise prices as determined by the Board of Directors and have a maximum term of ten years. Options generally vest over three to five years.

The following table presents stock-based compensation expenses included in our consolidated statements of operations and comprehensive loss (in thousands):

	Years ended December 31,
	2022	2021
Cost of services and other	$21	$23
Research and development	265	261
Selling and marketing	286	250
General and administrative	1,135	1,033
Stock-based compensation expense	$1,707	$1,567

Stock-based compensation expense in the preceding table includes expenses associated with grants of: i) stock options, ii) unrestricted shares of our common stock; and iii) performance share awards. The methods used to determine stock-based compensation expense for each type of equity grant are described in the following paragraphs.

Stock Option Grants. For the years ended December 31, 2022 and 2021, we granted zero and 2,875,000 stock options, respectively. We estimate the fair value of those stock options using the Black-Scholes valuation model.

The Black-Scholes valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We do not estimate our forfeiture rates as the actual forfeiture rate is known at the end of each reporting period due to the timing of our stock option vesting. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted in the year ended December 31 2021. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Unrestricted Stock Grants. Our 2001 Plan permits us to grant shares of unrestricted stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

We granted 167,921 and 56,553 shares of unrestricted stock to directors, officers, and employees during the years ended December 31, 2022 and 2021, respectively. Of the shares granted in 2022, 61,460 were issued shortly after June 30, 2022 and 46,461 were issued shortly after December 31, 2022. The remaining 60,000 shares of unrestricted stock granted to an officer is to be issued in four equal installments in February 2022, and August of 2022, 2023, and 2024. The unrestricted shares granted in 2021 were issued in two equal installments shortly after June 30, 2021 and December 31, 2021.

Stock Options. Total options outstanding at December 31, 2022 and 2021 were as follows:

	2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,240,000	$4.97	425,000	$6.00
Granted	-	-	2,875,000	4.73
Exercised	-	-	-	-
Forfeited or cancelled	(680,000)	5.00	(60,000)	4.73
Outstanding at end of year	2,560,000	$4.96	3,240,000	$4.97
Exercisable at year end	250,000	$6.00	218,748	$6.00

At December 31, 2022, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 8.01 and 6.97 years, respectively.

At December 31, 2022, the aggregate intrinsic value of options outstanding and exercisable was $0. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes the stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$4 to $5	2,316,250	$4.72	8.11	62,500	$4.50
$5 to $6	81,250	$5.50	6.86	62,500	$5.50
$6 to $7	81,250	$6.50	6.86	62,500	$6.50
$7 to $8	81,250	$7.50	6.86	62,500	$7.50
	2,560,000	$4.96	8.01	250,000	$6.00

At December 31, 2022, unrecognized compensation expense related to non-vested stock options was approximately $2.2 million, which is expected to be recognized over a weighted average period of 2.0 years.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan – In May 2021, we adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. The 2021 ESPP Plan replaced our previous Employee Stock Purchase Plan (the “1996 ESPP”). Stock-based compensation expense related to our 2021 ESPP was $0.1 million in each of the years ended December 31, 2022 and 2021. Participation in the 2021 ESPP is limited to $25,000 worth of stock for each calendar year and may be terminated at any time by the employee and automatically ends on termination of employment. A total of 1,000,000 shares of common stock were reserved for issuance under the 2021 ESPP, and as of December 31, 2022, there were 870,435 shares available for future issuance thereunder. We issued 75,066 and 54,499 shares under the 2021 ESPP Plan during the years ended December 31, 2022 and 2021 respectively. We issued 0 and 6,972 shares under the 1996 ESPP in the years ended December 31, 2022 and 2021, respectively.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock, of which $1.3 million has been repurchased as of December 31, 2022. During the year ended December 31, 2022 we repurchased 705,201 shares of our common stock. The shares were purchased from time to time in the open market at management’s discretion, depending upon market conditions and other factors. Repurchases where made under the program using our own cash resources and will in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Directors discretion.

Dividends – We did not pay dividends in the years ended December 31, 2022 and 2021.

10. LEASES

On October 1, 2022, our Lease for our principal executive offices with 76/80 BURLINGTON GROUP LLC (the “Landlord”) commenced. We leased 20,730 rentable square feet at 76 Blanchard Road in Burlington, Massachusetts (the “Leased Space”) for a term of ten years and six months, which includes a one-time termination right after seven years and six months. The term of the Lease commenced on October 1, 2022, the date that the landlord notified us that the planned construction on the Leased Space was substantially complete. The Lease provides for an aggregate of $8.2 million of rent payments over the Lease term and also provides a renewal option for up to two additional terms of five years each.

The components of lease expense included in the consolidated statement of operations and comprehensive loss are as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Operating lease costs	$182	$-

Supplemental balance sheet information related to the Company's operating lease was as follows (in thousands):

	As of December 31,
	2022	2021
Operating lease right-of-use assets	$4,538	$-

Current portion, operating lease liabilities	470	-
Operating lease liabilities, long term	4,047	-
Total operating lease liabilities	$4,517	$-

Weighted average remaining lease term (years)	10.3
Weighted average incremental borrowing rate	10.1%

The discount rate implicit in the lease was not readily determinable, as such, we engaged a third-party valuation specialist to calculate the incremental borrowing rate (“IBR”). The IBR was determined as of the lease commencement date and was dependent on several factors including the amount of lease payments, our credit rating based on a collateralized borrowing, the lease term and the currency of the lease.

Future minimum lease payments for operating leases with initial remaining terms in excess of one year as of December 31, 2022 are as follows:

2023	$497
2024	667
2025	687
2026	708
2027	729
Thereafter	4,202
Total lease payments	7,490
Less implied interest	(2,973)
Total operating lease liabilities	$4,517

11. COMMITMENTS AND CONTINGENT LIABILITIES

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

12. EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the Plan are at the discretion of the Board of Directors. Our contributions were $0.4 million in 2022 and 2021.

13. NET LOSS PER SHARE

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2022	2021
Stock options	2,982	2,823

Net loss per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2022	2021
Net loss	(1,726)	(5,824)
Shares outstanding:
Weighted-average common shares outstanding	21,604	21,525
Additional dilutive common stock equivalents	—	—
Diluted shares outstanding	21,604	21,525
Net loss per share – basic	$(0.08)	$(0.27)
Net loss per share - diluted	$(0.08)	$(0.27)

14. SUBSEQUENT EVENTS

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of December 31, 2022 through the date of this filing of the consolidated financial statements with the SEC on this Annual Report on Form 10-K. No material subsequent events have occurred since December 31, 2022 through the date of this filing that would require recognition or disclosure in our consolidated financial statements.

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

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we concluded that there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our June 7, 2023 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our June 7, 2023 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our June 7, 2023 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our June 7, 2023 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our June 7, 2023 Annual Meeting of Shareholders.

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

10.10*

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

10.12*

Amendment to Employment Agreement dated as of July 15, 2022, by and between Aware, Inc. and Robert Mungovan (filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 20, 2022 and incorporated herein by reference).

10.13*

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

10.15*

Aware, Inc. 20220 Executive Bonus Plan (incorporated by reference to Item 5.02 of the Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022 and incorporated herein by reference).

10.16*

Amendment to Employment Agreement between Aware, Inc. and Robert Eckel dated March 27, 2020 (filed as Exhibit 10.2 to Aware Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020 and incorporate herein by reference).

10.17*

Lease dated as of March 1, 2022 by and between 76/80 Burlington Group, LLC and Aware, Inc. (filed as Exhibit 10.20 to Aware Inc. Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission and incorporated herein by reference).

10.18*	Employment Agreement between Aware, Inc. and Craig Herman dated August 9, 2022.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2022 and December 31, 2021; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and December 31, 2021; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and December 31, 2021 and (v) Notes to Consolidated Financial Statements.

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
David Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2023.

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