Form 10-K/A
period 2022-12-31
AWARE INC /MA/
filed 2023-03-17
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer”, “accelerated filer", “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Explanatory Note

On March 15, 2023, Aware, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). The Company is amending the Original Form 10-K to correct errors in Exhibit 23.1 included in the Original Form 10-K, which resulted in Exhibit 23.1 not conforming to the consent provided by the independent registered public accounting firm and to correct a typographical error in the Exhibit Table in the Original Form 10-K. This Amendment No. 1 to the Original Form 10-K (the “Amendment”) amends the Original Form 10-K solely to revise the consent of our independent registered public accounting firm, RSM US LLP (“RSM”) filed originally as Exhibit 23.1. The consent included in the Original Form 10-K inadvertently omitted the incorporation by reference into the Company’s Registration Statement on Form S-8 (File No. 333-261273). The correct consent of RSM is filed hereto as Exhibit 23.1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other amendments are being made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

- Auditor Name:	RSM US LLP
- Auditor Firm ID:	PCAOB ID No. 49
- Auditor Location:	Boston, Massachusetts

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

10.15*

Aware, Inc. 2022 Executive Bonus Plan (incorporated by reference to Item 5.02 of the Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022 and incorporated herein by reference).

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

10.18*	Employment Agreement between Aware, Inc. and Craig Herman dated August 9, 2022. (Filed with the Original 10-K)

21.1	Subsidiaries of Registrant (Filed with the Original 10-K).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished with the Original 10-K).

101

The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2022 and December 31, 2021; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and December 31, 2021; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and December 31, 2021 and (v) Notes to Consolidated Financial Statements (each filed with the Original 10-K).

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
Date: March 17, 2023