Form 10-Q
period 2023-03-31
AWARE INC /MA/
filed 2023-05-03
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Securities Exchange Act of 1934

For the quarter ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of April 19, 2023 was 20,955,339.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2023

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,390	$11,749
Marketable securities	18,912	17,229
Accounts receivable, net	2,670	3,317
Unbilled receivables, net	3,483	2,929
Tax receivable	1,362	1,362
Prepaid expenses and other current assets	839	693
Total current assets	35,656	37,279

Property and equipment, net	697	726
Intangible assets, net	2,703	2,806
Goodwill	3,120	3,120
Note receivable	2,632	2,601
Right of use asset	4,470	4,538
Other long-term assets	122	122
Total assets	$49,400	$51,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$624	$639
Accrued expenses	780	1,282
Current portion of operating lease liabilities	623	470
Deferred revenue	3,204	3,411
Current portion of contingent acquisition payment	812	—
Total current liabilities	6,043	5,802

Long-term deferred revenue	592	322
Long-term operating lease liabilities	3,998	4,047
Long-term portion of contingent acquisition payment	—	812
Total long-term liabilities	4,590	5,181
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 20,955,339 as of March 31, 2023 and 21,093,447 as of December 31, 2022	210	211
Additional paid-in capital	98,286	98,306
Accumulated deficit	(59,766)	(58,198)
Accumulated other comprehensive income (loss)	37	(110)
Total stockholders’ equity	38,767	40,209

Total liabilities and stockholders’ equity	$49,400	$51,192

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Software licenses	$2,105	$2,628
Software maintenance	1,835	1,661
Services and other	365	403
Total revenue	4,305	4,692

Costs and expenses:
Cost of services and other revenue	298	314
Research and development	2,381	2,424
Selling and marketing	1,991	1,781
General and administrative	1,504	1,461
Total costs and expenses	6,174	5,980
Operating loss	(1,869)	(1,288)
Interest income	301	9
Net loss	$(1,568)	$(1,279)

Net loss per share – basic	$(0.07)	$(0.06)
Net loss per share – diluted	$(0.07)	$(0.06)
Weighted-average shares – basic	21,033	21,642
Weighted-average shares – diluted	21,033	21,642

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	147	—
Comprehensive loss	$(1,421)	$(1,279)

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,568)	$(1,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	225
Stock-based compensation	335	430
Interest on note receivable	(31)	(7)
Non-cash lease expense	173	—
Changes in assets and liabilities:
Accounts receivable	417	(368)
Unbilled receivables	(325)	(88)
Prepaid expenses and other current assets	(181)	(394)
Accounts payable	(15)	190
Accrued expenses	(502)	(650)
Deferred revenue	63	(440)
Net cash used in operating activities	(1,485)	(2,381)

Cash flows from investing activities:
Purchases of property and equipment	(16)	—
Purchase of marketable securities	(2,752)	—
Sale of marketable securities	1,250	—
Investment in note receivable	—	(2,500)
Net cash used in investing activities	(1,518)	(2,500)

Cash flows from financing activities:
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(15)	—
Repurchase of common stock	(341)	—
Net cash used in financing activities	(356)	—

Decrease in cash and cash equivalents	(3,359)	(4,881)
Cash and cash equivalents, beginning of period	11,749	29,963
Cash and cash equivalents, end of period	$8,390	$25,082

Supplemental disclosure: Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2022
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2021	21,614	$216	$97,778	$(56,472)	$41,522

Issuance of unrestricted stock	28	—	—	—	—
Stock-based compensation expense	—	—	430	—	430
Net loss	—	—	—	(1,279)	(1,279)

Balance at March 31, 2022	21,642	$216	$98,208	$(57,751)	$40,673

	For the Three Months Ended
	March 31, 2023
			Additional			Total
	Common Stock		Paid-In	(Accumulated	(Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit)	Comprehensive Income (Loss))	Equity
Balance at December 31, 2022	21,093	$211	$98,306	$(58,198)	$(110)	$40,209

Issuance of unrestricted stock	62	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(9)	—	(15)	—	—	(15)
Repurchase of common stock	(191)	(2)	(339)	—	—	(341)
Stock-based compensation expense	—	—	335	—	—	335
Other comprehensive income	—	—	—	—	147	147
Net loss	—	—	—	(1,568)	—	(1,568)

Balance at March 31, 2023	20,955	$210	$98,286	$(59,766)	$37	$38,767

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2022 in conjunction with our 2022 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive loss, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2023, and of operations and cash flows for the interim periods ended March 31, 2023 and 2022.

The results of operations for the interim period ended March 31, 2023 are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of Aware, Inc. and its subsidiaries, Aware Security Corporation and Fortr3ss, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, reserves for credit losses, valuation of the contingent acquisition payment, valuation of the investment in the note receivable, goodwill and long-lived asset impairment and valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contracts liabilities to be accounted for as if they (“the acquirer”) entered into the original contract at the same time and same date as the acquiree. The guidance is effective for reporting periods beginning after December 15, 2022, with early adoption permitted. The adoption of this update did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for us, as a smaller reporting company, until fiscal year 2023. The adoption of this update did not have a material impact on our consolidated financial statements.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. During the periods ended March 31, 2023 and 2022, none of our contracts contained a significant financing component.

Also, to the extent relevant in future periods with our acquisition of FortressID and adaption of our current products to be delivered in a hosted environment with AwareID, we expect to recognize revenue from our SaaS offerings in future periods. SaaS offerings will be recognized ratably over the subscription period. For the three months ended March 31, 2023 and 2022 we did not generate revenue from SaaS contracts.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer who is our chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$2,054	$2,036
Rest of World	2,251	2,656
	$4,305	$4,692

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended March 31,
	2023	2022
Goods or services transferred at a point in time	$1,768	$2,693
Goods or services transferred over time	2,537	1,999
	$4,305	$4,692

Revenue by product group was (in thousands):

	Three Months Ended March 31,
	2023	2022
License and service contracts	$2,856	$3,331
Subscription-based contracts	1,449	1,361
	$4,305	$4,692

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

The following tables present changes in our contract assets and liabilities during the three months ended March 31, 2023 and 2022 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2023
Contract assets:
Unbilled receivables	$2,929	$2,340	$(1,786)	$3,483

Three months ended March 31, 2022
Contract assets:
Unbilled receivables	$3,087	$1,486	$(1,398)	$3,175

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended March 31, 2023
Contract liabilities:
Deferred revenue	$3,733	$1,898	$(1,835)	$3,796

Three months ended March 31, 2022
Contract liabilities:
Deferred revenue	$3,740	$1,221	$(1,661)	$3,300

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 67% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of March 31, 2023, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $1.9 million.

Note 3 – Fair Value Measurements

The FASB Codification defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under the FASB Codification are: Level 1 – valuations that are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; Level 2 – valuations that are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and Level 3 – valuations that require inputs that are both significant to the fair value measurement and unobservable.

Cash and cash equivalents, which primarily include money market mutual funds were $8.4 million and $11.7 million as of March 31, 2023 and December 31, 2022, respectively. Marketable securities, which primarily include U.S. Treasuries and corporate bonds, were $18.9 million and $17.2 million as of March

31, 2023 and December 31, 2022, respectively. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at March 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$1,463	$—	$—	$1,463
Marketable securities	18,912	—	—	18,912
Note receivable	-	—	2,632	2,632
Total assets	$20,375	$—	$2,632	$23,007

Liabilities
Contingent acquisition payment	$—	$—	$812	$812
Total liabilities	$—	$—	$812	$812

	Fair Value Measurement at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$10,967	$—	$—	$10,967
Marketable securities	17,229	—	—	$17,229
Note receivable	—	—	2,601	2,601
Total assets	$28,196	$—	$2,601	$30,797

Liabilities
Contingent acquisition payment	$—	$—	$812	$812
Total liabilities	$—	$—	$812	$812

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2023:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$13,466	$85	$(26)	$13,525
Corporate bonds	5,409	2	(24)	5,387
	$18,875	$87	$(50)	$18,912

	December 31, 2022:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$13,389	$24	$(100)	$13,313
Corporate bonds	3,950	—	(34)	3,916
	$17,339	$24	$(134)	$17,229

The investment in the Note Receivable ("Note") with Omlis Limited ("Omlis"), a limited company incorporated and registered in England and Wales and the parent of MIRCAL Technologies Limited ("MIRACL"), was negotiated at an arm’s length basis and the total carrying value of the investment of $2.6 million is representative of the fair value of the investment as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023 and for the year ended December, 31, 2022, there were no changes in the underlying assumptions of the Note. The change in fair value during the three months ended March 31, 2023 and for the year ended December 31, 2022 was the result of accrued interest.

In December 2021, we acquired 100% of the outstanding shares and acquired all of the assets and liabilities of FortressID for a purchase price of $3.4 million, which consisted of $2.5 million of cash consideration and contingent acquisition payments which were fair valued at $0.9 million at the acquisition date. The maximum contingent acquisition payments at the time of the acquisition was $4.0 million and required cash payments of up to $2.0 million for set revenue targets in 2022 and another $2.0 million for set revenue targets in 2023. No revenue targets were achieved in 2022 and the maximum contingent acquisition payment as of March 31, 2023 is $2.0 million. The fair value of our contingent acquisition payment was determined using a Monte Carlo simulation and there was no material change in fair value from December 31, 2022 to March 31, 2023 due to no change in forecasted revenue and a de minimis impact from the present value factor.

Changes in Note receivable consisted of the following (in thousands):

Three Months Ended
March 31, 2023
Amortized Cost

Balance as of December 31, 2022	$2,601
Accrued interest	31
Balance as of March 31, 2023	$2,632

Note 4 – Intangible Assets

Intangible assets and their estimated useful lives as of March 31, 2023 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$496	$2,184
Developed technology	5 and 7 years	710	210	500
Trade name trademarks	3 and 7 years	30	11	19
		$3,420	$717	$2,703

During the three months ended March 31, 2023 and 2022, we recorded $0.1 million of intangible assets amortization expense. We expect to record amortization expense for the remainder of 2023 and each subsequent year and thereafter as follows (in thousands):

2023	$311
2024	415
2025	407
2026	356
2027	356
Thereafter	858
$2,703

Note 5 – Subscription Agreement

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

We recorded the Note and warrants at their fair values in accordance with ASC 825, Financial Instruments, for the Note and ASC 815, Derivatives and Hedging, for the warrants, which were $2.6 million and $0, respectively as of March 31, 2023. Interest income of $31 thousand and $7 thousand was earned during the three month periods ended March 31, 2023 and 2022, respectively. The $132 thousand in accrued interest is included in the fair value of the note as of March 31, 2023. We assigned a value of $0 to the warrant, since the value was deemed de minimis and was not an integral part of the investment.

Note 6 – Computation of Earnings per Share

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

Note 7– Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of services and other revenue	$4	$5
Research and development	61	82
Selling and marketing	25	96
General and administrative	245	247
Stock-based compensation expense	$335	$430

Stock Options - We did not grant stock options in the three months ended March 31, 2023 or 2022.

Unrestricted Stock Grants - Our 2001 Nonqualified Stock Plan permits us to grant shares of unrestricted shares of stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We granted 134,211 and issued 61,462 shares of unrestricted stock to directors, officers, and employees during the three months ended March 31, 2023. Of the shares granted in the three months ended March 31, 2023, they are scheduled to be issued in two equal installments shortly after June 30, 2023 and December 31, 2023.

We granted 107,921 and issued 28,278 shares of unrestricted stock to directors, officers, and employees during the three months ended March 31, 2022. Of the shares granted in the three months ended March 31, 2022, 61,460 were issued shortly after June 30, 2022 and 46,461 were issued shortly after December 31, 2022.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock, of which $1.7 million has been repurchased as of March 31, 2023. During the three months ended March 31, 2023 and 2022 we purchased 190,908 and zero shares of our common stock, respectively. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase shares of our common stock expires on December 31, 2023. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, and other applicable laws, rules and regulations, which may permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or company policy. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Director’s discretion.

Note 8 – Income Taxes

During the three months ended March 31, 2023 and 2022, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2023 and December 31, 2022, we recorded a full valuation allowance against our net deferred tax assts.

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.4 million and an increase in research credit carryforwards previously utilized. The federal tax credit can be refunded in the future, as we decided to carry back the loss reported on the filed 2020 tax return. Upon filing our 2020 tax return and the related carry back claim that is on file with the IRS as of March 31, 2022, we classified the federal tax credit as a current receivable which has yet to be received as of March 31, 2023. Due to the recent loss history, continued investments in the Company, and our future projections of income, we will benefit from the 2020 loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

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

Revenue and operating loss for the three months ended March 31, 2023 were $4.3 million and $1.9 million, respectively. These results compared to revenue of $4.7 million and operating loss of $1.3 million for the three months ended March 31, 2022. The decrease in revenue and the increase in operating loss in the current three month period was primarily due to a decrease in software license revenue.

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

Software license revenue decreased 20% from $2.6 million in the three months ended March 31, 2022 to $2.1 million in the same three month period in 2023. As a percentage of total revenue, software license revenue decreased from 56% in the first quarter of 2022 to 49% in the current year quarter. The $0.5 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales which historically and we expect to fluctuate since they are based on the timing of projects with our customers.

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

Software maintenance revenue increased 10% from $1.7 million in the three months ended March 31, 2022 to $1.8 million in the same three month period in 2023. As a percentage of total revenue, software maintenance revenue increased from 35% in the first quarter of 2022 to 43% in the current year quarter.

For the three month period ended March 31, 2023, the increase in software maintenance revenue was primarily due to software maintenance related to our subscription based licenses.

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

Services and other revenue was $0.4 million and 9% of total revenue in each three months ended March 31, 2023 and 2022.

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

Cost of services and other revenue was $0.3 million in the three months ended March 31, 2023 and 2022. Cost of services and other revenue as a percentage of services and other revenue increased from 78% in first quarter of 2022 to 82% in the current year quarter.

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

Research and development expense. Research and development expense consists of costs for: i) engineering personnel, including salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors, and iii) other engineering expenses such as supplies, equipment depreciation, dues and memberships and travel. Engineering costs incurred to develop our technology and products are classified as research and development expense. As described in the cost of services section, engineering costs incurred to provide engineering services for customer projects are classified as cost of services and other revenue, and are not included in research and development expense.

The classification of total engineering costs to research and development expense and cost of services and other revenue was (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$2,381	$2,424
Cost of services and other revenue	298	314
Total engineering costs	$2,679	$2,738

Total engineering costs were $2.7 million in each of the three months ended March 31, 2023 and 2022. As a percentage of total revenue, total engineering costs increased from 58% in the first three months of 2022 to 62% in the same current year quarter in 2023.

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

Selling and marketing expense increased 12% from $1.8 million in the three months ended March 31, 2022 to $2.0 million in the same three month period of 2023. As a percentage of total revenue, selling and marketing expense increased from 38% in the first quarter of 2022 to 46% in the corresponding period in 2023.

The spending increase for the three months ended March 31, 2023, compared to the same prior year period was primarily due to higher employee costs due to increased headcount and contracted sales agents.

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

General and administrative expense was $1.5 million for each of the three months ended March 31, 2023 and 2022. As a percentage of total revenue, general and administrative was 31% in the first quarter of 2022 and 35% in the first three months of 2023.

We expect general and administrative expense to increase in absolute dollars, but to generally decrease as a percentage of net revenues, while fluctuating depending on specific activities in a period.

Interest Income. Interest income increased from nine thousand dollars in the three months ended March 31, 2022 to $0.3 million in the three months ended March 31, 2023. The dollar increase in interest income was primarily due higher interest rates related to our marketable securities of U.S Treasury notes and bonds and corporate bonds during the three months ended March 31, 2023, as well as higher interest rates within our money market accounts.

We expect interest income to increase in absolute dollars in the next 12 months and to fluctuate depending on interest rates.

Income taxes. We had no income tax benefit for the three months ended March 31, 2023 and 2022.

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

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.4 million and an increase in research credit carryforwards previously utilized. The federal tax credit can be refunded in the future, as we decided to carry back the loss reported on the filed 2020 tax return. Upon filing our 2020 tax return and the related carry back claim that is on file with the IRS as of March 31, 2022, we classified the federal tax credit as a current receivable which has yet to be received as of March 31, 2023. Due to the recent loss history, continued investments in the Company, and our future projections of income, we will benefit from the 2020 loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

We maintained a full valuation allowance against our net deferred tax assets as of March 31, 2023 and December 31, 2022.

Liquidity and Capital Resources

At March 31, 2023, we had cash, cash equivalents and marketable securities of $27.3 million, which represented a decrease of $2.0 million from December 31, 2022. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of our use of $1.5 million of cash used in operating activities and $0.3 million of cash for repurchases of our common stock.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended March 31, 2023. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans of Programs
January 1, to 30, 2023	68,905	$1.81	68,905	$8,563,668
February 1 to 28, 2023	81,710	$1.75	81,710	$8,420,326
March 1 to 31, 2023	40,293	$1.82	40,293	$8,347,113
Total	190,908	$1.79	190,908
(1)
On March 3, 2022, we announced that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2023. During the three months ended March 31, 2023 we purchased 190,908 shares under this plan at an aggregate purchase price of $340,961
(2)
As of March 31, 2023 the dollar value of shares that may be purchased under the plan is $8,347,113.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

None.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a) Exhibits

Exhibit 3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

Exhibit 3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).

Exhibit 10.1*	Aware, Inc. 2023 Executive Bonus Plan (described in the Company's Form 8-K filed with the Securities and Exchange Commission on March 13, 2023, and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2023 and 2022, iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022, iv) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	May 3, 2023	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	May 3, 2023	By:	/s/ David B. Barcelo
David B. Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)