Form 10-Q
period 2023-06-30
AWARE INC /MA/
filed 2023-08-02
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

The number of shares outstanding of the registrant’s common stock as of July 24, 2023 was 21,060,339.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2023

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,313	$11,749
Marketable securities	21,748	17,229
Accounts receivable, net	4,017	3,317
Unbilled receivables, net	2,820	2,929
Tax receivable	1,498	1,362
Prepaid expenses and other current assets	718	693
Total current assets	34,114	37,279

Property and equipment, net	652	726
Intangible assets, net	2,599	2,806
Goodwill	3,120	3,120
Note receivable	2,663	2,601
Right of use asset	4,402	4,538
Other long-term assets	122	122
Total assets	$47,672	$51,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$595	$639
Accrued expenses	888	1,282
Current portion of operating lease liabilities	628	470
Deferred revenue	3,704	3,411
Current portion of contingent acquisition payment	812	—
Total current liabilities	6,627	5,802

Long-term deferred revenue	655	322
Long-term operating lease liabilities	3,948	4,047
Long-term portion of contingent acquisition payment	—	812
Total long-term liabilities	4,603	5,181
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 20,993,235 as of June 30, 2023 and 21,093,447 as of December 31, 2022	211	211
Additional paid-in capital	98,740	98,306
Accumulated deficit	(62,418)	(58,198)
Accumulated other comprehensive loss	(91)	(110)
Total stockholders’ equity	36,442	40,209

Total liabilities and stockholders’ equity	$47,672	$51,192

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Software licenses	$1,039	$2,018	$3,145	$4,646
Software maintenance	1,767	1,819	3,602	3,481
Services and other	378	401	743	803
Total revenue	3,184	4,238	7,490	8,930

Costs and expenses:
Cost of services and other revenue	325	324	623	638
Research and development	2,265	2,229	4,646	4,653
Selling and marketing	1,956	1,412	3,947	3,193
General and administrative	1,574	1,626	3,079	3,086
Total costs and expenses	6,120	5,591	12,295	11,570
Operating loss	(2,936)	(1,353)	(4,805)	(2,640)
Interest income	284	64	585	73
Net loss	$(2,652)	$(1,289)	$(4,220)	$(2,567)

Net loss per share – basic	$(0.13)	$(0.06)	$(0.20)	$(0.12)
Net loss per share – diluted	$(0.13)	$(0.06)	$(0.20)	$(0.12)
Weighted-average shares – basic	20,968	21,655	21,001	21,649
Weighted-average shares – diluted	20,968	21,655	21,001	21,649

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(128)	—	(91)	—
Comprehensive loss	$(2,780)	$(1,289)	$(4,311)	$(2,567)

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,220)	$(2,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	446
Stock-based compensation	738	808
Interest on note receivable	(62)	(38)
Bad debt recovery	(33)	—
Non-cash lease expense	195	—
Changes in assets and liabilities:
Accounts receivable	(699)	(432)
Unbilled receivables	141	(343)
Prepaid expenses and other current assets	(107)	(379)
Tax receivable	(136)	—
Accounts payable	(44)	273
Accrued expenses	(396)	(119)
Deferred revenue	626	(207)
Net cash used in operating activities	(3,699)	(2,558)

Cash flows from investing activities:
Purchases of property and equipment	(16)	(11)
Purchase of marketable securities	(7,917)	—
Sale of marketable securities	3,500	—
Investment in note receivable	—	(2,500)
Net cash used in investing activities	(4,433)	(2,511)

Cash flows from financing activities:
Proceeds from issuance of common stock	52	93
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(15)	—
Repurchase of common stock	(341)	(3)
Net cash (used in) provided by financing activities	(304)	90

Decrease in cash and cash equivalents	(8,436)	(4,979)
Cash and cash equivalents, beginning of period	11,749	29,963
Cash and cash equivalents, end of period	$3,313	$24,984

Supplemental disclosure: Cash paid for income taxes	$136	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three and Six Months Ended
	June 30, 2022
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2021	21,614	$216	$97,778	$(56,472)	$41,522

Issuance of unrestricted stock	28	—	—	—	—
Stock-based compensation expense	—	—	430	—	430
Net loss	—	—	—	(1,278)	(1,278)

Balance at March 31, 2022	21,642	$216	$98,208	$(57,750)	$40,674

Issuance of common stock under employee stock purchase plan	40	1	92	—	93
Stock-based compensation expense	—	—	378	—	378
Repurchase of common stock	(1)	—	(3)	—	(3)
Net loss	—	—	—	(1,289)	(1,289)

Balance at June 30, 2022	21,681	$217	$98,675	$(59,039)	$39,853

	For the Three and Six Months Ended
	June 30, 2023
			Additional			Total
	Common Stock		Paid-In	(Accumulated	(Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit)	Comprehensive Income (Loss))	Equity
Balance at December 31, 2022	21,093	$211	$98,306	$(58,198)	$(110)	$40,209

Issuance of unrestricted stock	62	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(9)	—	(15)	—	—	(15)
Repurchase of common stock	(191)	(2)	(339)	—	—	(341)
Stock-based compensation expense	—	—	335	—	—	335
Other comprehensive income	—	—	—	—	147	147
Net loss	—	—	—	(1,568)	—	(1,568)

Balance at March 31, 2023	20,955	$210	$98,286	$(59,766)	$37	$38,767

Issuance of common stock under employee stock purchase plan	38	1	51	—	—	52
Stock-based compensation expense	—	—	403	—	—	403
Other comprehensive loss	—	—	0	—	(128)	(128)
Net loss	—	—	—	(2,652)	—	(2,652)

Balance at June 30, 2023	20,993	$211	$98,740	$(62,418)	$(91)	$36,442

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

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive loss, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2023, and of operations and cash flows for the interim periods ended June 30, 2023 and 2022.

The results of operations for the interim periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the year.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. During the periods ended June 30, 2023 and 2022, none of our contracts contained a significant financing component.

Also, to the extent relevant in future periods with our acquisition of FortressID and adaption of our current products to be delivered in a hosted environment with AwareID, we expect to recognize revenue from our SaaS offerings in future periods. SaaS offerings will be recognized ratably over the subscription period. For the three and six months ended June 30, 2023 and 2022 we did not generate revenue from SaaS contracts.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer who is our chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$2,064	$2,274	$4,118	$4,310
Germany	59	635	119	653
Rest of World	1,061	1,329	3,253	3,967
	$3,184	$4,238	$7,490	$8,930

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Goods or services transferred at a point in time	$733	$2,020	$2,502	$4,713
Goods or services transferred over time	2,451	2,218	4,988	4,217
	$3,184	$4,238	$7,490	$8,930

Revenue by product group was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
License and service contracts	$2,748	$3,884	$5,605	$7,215
Subscription-based contracts	436	354	1,885	1,715
	$3,184	$4,238	$7,490	$8,930

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

The following tables present changes in our contract assets and liabilities during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended June 30, 2023
Contract assets:
Unbilled receivables	$3,483	$620	$(1,283)	$2,820

Three months ended June 30, 2022
Contract assets:
Unbilled receivables	$3,175	$1,515	$(1,260)	$3,430

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended June 30, 2023
Contract liabilities:
Deferred revenue	$3,796	$2,330	$(1,767)	$4,359

Three months ended June 30, 2022
Contract liabilities:
Deferred revenue	$3,300	$2,052	$(1,819)	$3,533

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2023
Contract assets:
Unbilled receivables	$2,929	$2,960	$(3,069)	$2,820

Six months ended June 30, 2022
Contract assets:
Unbilled receivables	$3,087	$3,001	$(2,658)	$3,430

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Six months ended June 30, 2023
Contract liabilities:
Deferred revenue	$3,733	$4,228	$(3,602)	$4,359

Six months ended June 30, 2022
Contract liabilities:
Deferred revenue	$3,740	$3,274	$(3,481)	$3,533

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 85% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of June 30, 2023, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $ 4.0 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $3.3 million and $11.7 million as of June 30, 2023 and December 31, 2022, respectively. Marketable securities, which primarily include U.S. Treasuries and corporate bonds, were $21.7 million and $17.2 million as of June 30, 2023 and December 31, 2022, respectively. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at June 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$2,692	$—	$—	$2,692
Marketable securities	21,748	—	—	21,748
Note receivable	-	—	2,663	2,663
Total assets	$24,440	$—	$2,663	$27,103

Liabilities
Contingent acquisition payment	$—	$—	$812	$812
Total liabilities	$—	$—	$812	$812

	Fair Value Measurement at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$10,967	$—	$—	$10,967
Marketable securities	17,229	—	—	17,229
Note receivable	—	—	2,601	2,601
Total assets	$28,196	$—	$2,601	$30,797

Liabilities
Contingent acquisition payment	$—	$—	$812	$812
Total liabilities	$—	$—	$812	$812

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2023:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$16,453	$58	$(106)	$16,405
Corporate bonds	5,386	—	(43)	5,343
	$21,839	$58	$(149)	$21,748

	December 31, 2022:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$13,389	$24	$(100)	$13,313
Corporate bonds	3,950	—	(34)	3,916
	$17,339	$24	$(134)	$17,229

The investment in the Note Receivable ("Note") with Omlis Limited ("Omlis"), a limited company incorporated and registered in England and Wales and the parent of MIRCAL Technologies Limited ("MIRACL"), and the total carrying value of the investment of $2.7 million and $2.6 million is representative of the fair value of the investment as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023 and for the year ended December, 31, 2022, there were no changes in the underlying assumptions of the Note. The change in fair value during the three and six months ended June 30 2023 and for the year ended December 31, 2022 was the result of accrued interest.

In December 2021, we acquired 100% of the outstanding shares and acquired all of the assets and liabilities of FortressID for a purchase price of $3.4 million, which consisted of $2.5 million of cash consideration and contingent acquisition payments which were fair valued at $0.9 million at the acquisition date. The maximum contingent acquisition payments at the time of the acquisition was $4.0 million and required cash payments of up to $2.0 million for set revenue targets in 2022 and another $2.0 million for set revenue targets in 2023. No revenue targets were achieved in 2022 and the maximum contingent acquisition payment as of June 30, 2023 is $2.0 million. The fair value of our contingent acquisition payment was determined using a Monte Carlo simulation and there was no material change in fair value from December 31, 2022 to June 30, 2023 due to no change in forecasted revenue and a de minimis impact from the present value factor.

Changes in the Note receivable balance consisted of the following (in thousands):

Six Months Ended
June 30, 2023

Balance as of December 31, 2022	$2,601
Accrued interest	62
Balance as of June 30, 2023	$2,663

Note 4 – Intangible Assets

Intangible assets and their estimated useful lives as of June 30, 2023 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$569	$2,111
Developed technology	5 and 7 years	710	239	471
Trade name trademarks	3 and 7 years	30	13	17
		$3,420	$821	$2,599

During the three and six months ended June 30, 2023, we recorded $0.1 million and $0.2 million, respectively, of intangible assets amortization expense and during the three and six months ended June 30, 2022, we recorded $0.1 million and $0.2 million. respectively, of intangible assets amortization expense. We expect to record amortization expense for the remainder of 2023 and each subsequent year and thereafter as follows (in thousands):

Reminder of 2023	$207
2024	415
2025	407
2026	356
2027	356
Thereafter	858
$2,599

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

We recorded the Note and warrants at their fair values in accordance with ASC 825, Financial Instruments, for the Note and ASC 815, Derivatives and Hedging, for the warrants, which were $2.7 million and $0, respectively as of June 30, 2023. Interest income of $31 thousand and $62 thousand was earned during the three and six month periods ended June 30, 2023, respectively. Interest income of $31 thousand and $38 thousand was earned during the three and six month periods ended June 30, 2022, respectively. The $163 thousand in accrued interest is included in the fair value of the note as of June 30, 2023. We assigned a value of $0 to the warrant, since the value was deemed de minimis and was not an integral part of the investment.

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

Note 7– Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of services and other revenue	$4	$7	$8	$12
Research and development	59	94	120	176
Selling and marketing	25	(16)	50	79
General and administrative	315	293	560	541
Stock-based compensation expense	$403	$378	$738	$808

Stock Options - We did not grant stock options in the three or six months ended June 30, 2023 or 2022.

Unrestricted Stock Grants - Our 2001 Nonqualified Stock Plan permits us to grant shares of unrestricted shares of stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We did not grant any shares of unrestricted stock during the three months ended June 30, 2023. In the six months ended June 30, 2023 we granted an aggregate of 134,211 shares of unrestricted stock. Of the shares granted in the six months ended June 30, 2023, 67,105 shares were issued shortly after June 30, 2023 and the remaining shares are scheduled to be issued shortly after December 31, 2023, provided that the applicable each grantee is serving as a director, officer or employee as of that date.

We did not grant any shares of unrestricted stock during the three months ended June 30, 2022. In the six months ended June 30, 2022 we granted an aggregate 107,921 shares of unrestricted stock. We issued 61,460 and 46,461 of these shares shortly after June 30, 2022 and December 31, 2022, respectively.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock, of which $1.7 million has been repurchased as of June 30, 2023. During the three and six months ended June 30, 2023 we purchased zero and 190,908 shares of our common stock, respectively. During the three and six months ended June 30, 2022 we did not purchase any shares of our common stock. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase shares of our common stock expires on December 31, 2023. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, and other applicable laws, rules and regulations, which may permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or company policy. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Director’s discretion.

Note 8 – Income Taxes

During the three and six months ended June 30, 2023 and 2022, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2023 and December 31, 2022, we recorded a full valuation allowance against our net deferred tax assts.

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.4 million and an increase in research credit carryforwards previously utilized. The federal tax credit can be refunded in the future, as we decided to carry back the loss reported on the filed 2020 tax return. Upon filing our 2020 tax return and the related carry back claim that is on file with the IRS as of June 30, 2023, we classified the federal tax credit as a current receivable which has yet to be received as of June 30, 2023. Due to the recent loss history, continued investments in the Company, and our future projections of income, we will benefit from the 2020 loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Quarterly Report on Form 10-Q contains forward‑looking statements that involve substantial risks and uncertainties. You can identify these statements by forward‑looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward‑looking” information. However, we may not be able to predict future events accurately. The risk factors listed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward‑looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our business.

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

Revenue and operating loss for the three months ended June 30, 2023 were $3.2 million and $2.9 million, respectively. These results compared to revenue of $4.2 million and operating loss of $1.4 million for the three months ended June 30, 2022. The decrease in revenue and the increase in operating loss in the current three month period was primarily due to a decrease in software license revenue.

Revenue and operating loss for the six months ended June 30, 2023 were $7.5 million and $4.8 million, respectively. These results compared to revenue of $8.9 million and operating loss of $2.6 million for the six months ended June 30, 2022. The decrease in revenue and the increase in operating loss in the current six month period was primarily due to a decrease in software license revenue.

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

Software license revenue decreased 49% from $2.0 million in the three months ended June 30, 2022 to $1.0 million in the same three month period in 2023. As a percentage of total revenue, software license revenue decreased from 48% in the second quarter of 2022 to 33% in the current year quarter. The $1.0 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales which historically fluctuate and we expect software license revenue to continue to fluctuate since they are based on the timing of projects with our customers and partners.

Software license revenue decreased 32% from $4.6 million in the six months ended June 30, 2022 to $3.1 million in the same six month period in 2023. As a percentage of total revenue, software license revenue decreased from 52% in the six months ended June 30, 2022 to 42% in the current year period. The $1.5 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales which historically fluctuate and we expect software license revenue to continue to fluctuate since they are based on the timing of projects with our customers and partners.

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

Software maintenance revenue was $1.8 million in each of the three months ended June 30, 2023 and 2022. As a percentage of total revenue, software maintenance revenue increased from 43% in the second quarter of 2022 to 55% in the current year quarter.

Software maintenance revenue increased 3% from $3.5 million in the six months ended June 30, 2022 to $3.6 million in the same six month period in 2023. As a percentage of total revenue, software maintenance revenue increased from 39% in the six months ended June 30, 2022 to 48% in the current year period.

For the six month period ended June 30 2023, the increase in software maintenance revenue was primarily due to software maintenance related to our subscription based licenses.

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

Services and other revenue was $0.4 million in each of the three months ended June 30, 2023 and 2022 and 12% and 9% of total revenue in each three months ended June 30, 2023 and 2022, respectively

Services and other revenue decreased 7% from $0.8 million in the six months ended June 30, 2022 to $0.7 million in the same six month period in 2023. As a percentage of total revenue, services and other revenue increased from 9% of total revenue in the six months ended June 30, 2022 to 10% in the current year period.

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

Cost of services and other revenue was $0.3 million in each of the three months ended June 30, 2023 and 2022. Cost of services and other revenue as a percentage of services and other revenue increased from 81% in the second quarter of 2022 to 86% in the current year quarter.

Cost of services and other revenue was $0.6 million in each of the six months ended June 30, 2023 and 2022. Cost of services and other revenue as a percentage of services and other revenue increased from 79% in the six months ended June 30, 2022 to 84% in the current year period.

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

The classification of total engineering costs to research and development expense and cost of services and other revenue was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$2,265	$2,229	$4,646	$4,653
Cost of services and other revenue	325	324	623	638
Total engineering costs	$2,590	$2,553	$5,269	$5,291

Total engineering costs were $2.6 million in each of the three months ended June 30, 2023 and 2022. As a percentage of total revenue, total engineering costs increased from 60% in the three months ended June 30, 2022 to 81% in the same current year quarter in 2023.

Total engineering costs were $5.3 million in each of the six months ended June 30, 2023 and 2022. As a percentage of total revenue, total engineering costs increased from 59% in the six months ended June 30, 2022 to 70% in the same current year period in 2023.

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

Selling and marketing expense increased 38% from $1.4 million in the three months ended June 30, 2022 to $2.0 million in the same three month period of 2023. As a percentage of total revenue, selling and marketing expense increased from 38% in the second quarter of 2022 to 49% in the corresponding period in 2023.

Selling and marketing expense increased 24% from $3.2 million in the six months ended June 30, 2022 to $3.9 million in the same six month period of 2023. As a percentage of total revenue, selling and marketing expense increased from 36% in the six months ended June 30, 2022 to 53% in the corresponding period in 2023.

The spending increase for the three and six months ended June 30, 2023, compared to the same prior year period was primarily due to higher employee costs as a result of increased headcount and contracted sales agents.

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

General and administrative expense was $1.6 million for each of the three months ended June 30, 2023 and 2022. As a percentage of total revenue, general and administrative was 38% in the second quarter of 2022 and 49% in the corresponding period of 2023.

General and administrative expense was $3.1 million for each of the six months ended June 30, 2023 and 2022. As a percentage of total revenue, general and administrative was 35% in the six months ended June 30, 2022 and 41% in the corresponding period of 2023.

We expect general and administrative expense to increase in absolute dollars, but to generally decrease as a percentage of net revenues, while fluctuating depending on specific activities in a period.

Interest Income. Interest income increased from $0.1 million in the three months ended June 30, 2022 to $0.3 million in the three months ended June 30, 2023.

Interest income increased from $0.1 million in the six months ended June 30, 2022 to $0.6 million in the six months ended June 30, 2023.

The dollar increase in interest income was primarily due to higher interest rates related to our marketable securities of U.S Treasury notes and corporate bonds during the three and six months ended June 30, 2023, as well as higher interest rates within our money market accounts.

Income taxes. We had no income tax benefit for the three and six months ended June 31, 2023 and 2022.

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

The carryback of the estimated loss would result in a refundable federal tax credit of approximately $1.5 million and an increase in research credit carryforwards previously utilized. The federal tax credit can be refunded in the future, as we decided to carry back the loss reported on the filed 2020 tax return. Upon filing our 2020 tax return and the related carry back claim that is on file with the IRS as of June 30, 2023 we classified the federal tax credit as a current receivable which has yet to be received as of June 30, 2023. Due to the recent loss history, continued investments in the Company, and our future projections of income, we will benefit from the 2020 loss to the extent of the available tax refund and will maintain a full valuation allowance on all other deferred tax assets, including any increase in research credit carryforward resulting from a potential carryback.

We maintained a full valuation allowance against our net deferred tax assets as of June 30, 2023 and December 31, 2022.

Liquidity and Capital Resources

At June 30, 2023, we had cash, cash equivalents and marketable securities of $25.1 million, which represented a decrease of $3.9 million from December 31, 2022. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of $3.6 million of cash used in operating activities and $0.3 million of cash for repurchases of our common stock.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended June 30, 2023. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

On March 3, 2022, we announced that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2023. During the three and six months ended June 30, 2023 we purchased 0 and 190,908 shares under this plan, respectively.

As of June 30, 2023 the dollar value of shares that may be purchased under the plan is $8,347,113.

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

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2023 and 2022, iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022, iv) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	August 2, 2023	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	August 2, 2023	By:	/s/ David B. Barcelo
David B. Barcelo
Chief Financial Officer (Principal Financial and Accounting Officer)