Form 10-Q
period 2023-09-30
AWARE INC /MA/
filed 2023-11-03
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2023 was 20,991,726.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,683	$11,749
Marketable securities	21,839	17,229
Accounts receivable, net	6,519	3,317
Unbilled receivables	1,772	2,929
Tax receivable	—	1,362
Prepaid expenses and other current assets	989	693
Total current assets	36,802	37,279

Property and equipment, net	616	726
Intangible assets, net	2,495	2,806
Goodwill	3,120	3,120
Note receivable	2,695	2,601
Right of use asset	4,332	4,538
Other long-term assets	122	122
Total assets	$50,182	$51,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231	$639
Accrued expenses	1,646	1,282
Current portion of operating lease liabilities	632	470
Deferred revenue	5,349	3,411
Total current liabilities	7,858	5,802

Long-term deferred revenue	563	322
Long-term operating lease liabilities	3,896	4,047
Long-term portion of contingent acquisition payment	—	812
Total long-term liabilities	4,459	5,181
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,014,256 as of September 30, 2023 and 21,093,447 as of December 31, 2022	210	211
Additional paid-in capital	98,976	98,306
Accumulated deficit	(61,273)	(58,198)
Accumulated other comprehensive loss	(48)	(110)
Total stockholders’ equity	37,865	40,209

Total liabilities and stockholders’ equity	$50,182	$51,192

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Software licenses	$4,391	$814	$7,535	$5,459
Software maintenance	1,889	1,786	5,491	5,267
Services and other	101	415	844	1,219
Total revenue	6,381	3,015	13,870	11,945

Costs and expenses:
Cost of services and other revenue	410	282	1,033	920
Research and development	2,264	2,279	6,909	6,932
Selling and marketing	2,171	1,874	6,118	5,067
General and administrative	1,601	1,808	4,679	4,895
Fair value adjustment to contingent acquisition payment	(812)	—	(812)	—
Gain on sale of fixed assets	—	(5,672)	—	(5,672)
Total costs and expenses	5,634	571	17,927	12,142
Operating income (loss)	747	2,444	(4,057)	(197)
Interest income	397	155	982	228
Net income (loss)	$1,144	$2,599	$(3,075)	$31

Net income (loss) per share – basic	$0.05	$0.12	$(0.15)	$0.00
Net income (loss) per share – diluted	$0.05	$0.12	$(0.15)	$0.00
Weighted-average shares – basic	21,049	21,725	21,017	21,674
Weighted-average shares – diluted	21,131	21,798	21,017	21,733

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	43	(170)	62	(170)
Comprehensive income (loss)	$1,187	$2,429	$(3,013)	$(139)

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(3,075)	$31
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	437	587
Gain on sale of fixed assets	—	(5,672)
Stock-based compensation	1,097	1,356
Interest on note receivable	(93)	(70)
Bad debt provision	—	221
Non-cash lease expense	218	—
Change in fair value of contingent acquisition payment	(812)	—
Changes in assets and liabilities:
Accounts receivable	(3,432)	(122)
Unbilled receivables	1,387	(669)
Prepaid expenses and other current assets	(459)	(776)
Tax receivable	1,355	—
Accounts payable	(408)	706
Accrued expenses	363	(220)
Deferred revenue	2,180	67
Net cash used in operating activities	(1,242)	(4,561)

Cash flows from investing activities:
Purchases of property and equipment	(16)	(144)
Proceeds from sale of fixed assets	—	8,547
Purchase of marketable securities	(9,128)	(18,556)
Sale of marketable securities	4,750	—
Investment in note receivable	—	(2,500)
Net cash used in investing activities	(4,394)	(12,653)

Cash flows from financing activities:
Proceeds from issuance of common stock	52	96
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(15)	(24)
Repurchase of common stock	(467)	(164)
Net cash used in financing activities	(430)	(92)

Decrease in cash and cash equivalents	(6,066)	(17,306)
Cash and cash equivalents, beginning of period	11,749	29,963
Cash and cash equivalents, end of period	$5,683	$12,657

Supplemental disclosure: Cash paid for income taxes	$136	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three and Nine Months Ended
	September 30, 2022
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2021	21,614	$216	$97,778	$(56,472)	$-	$41,522

Issuance of unrestricted stock	28	—	—	—	—	—
Stock-based compensation expense	—	—	430	—	—	430
Net loss	—	—	—	(1,278)	—	(1,278)

Balance at March 31, 2022	21,642	$216	$98,208	$(57,750)	$-	$40,674

Issuance of common stock under employee stock purchase plan	40	1	92	—	—	93
Stock-based compensation expense	—	—	378	—	—	378
Repurchase of common stock	(1)	—	(3)	—	—	(3)
Net loss	—	—	—	(1,289)	—	(1,289)

Balance at June 30, 2022	21,681	$217	$98,675	$(59,039)	$-	$39,853

Issuance of common stock under employee stock purchase plan	91	$1	$2	$-	$-	$3
Shares surrendered by employees to pay taxes related to unrestricted stock	(10)	—	(24)			(24)
Stock-based compensation expense	—	—	548	—	—	548
Repurchase of common stock	(75)	(1)	(160)	—	—	(161)
Other comprehensive loss	—	—	0	—	(170)	(170)
Net income	—	—	—	2,599	—	2,599

Balance at September 30, 2022	21,687	$217	$99,041	$(56,440)	$(170)	$42,648

	For the Three and Nine Months Ended
	September 30, 2023
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity
Balance at December 31, 2022	21,093	$211	$98,306	$(58,198)	$(110)	$40,209

Issuance of unrestricted stock	62	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(9)	—	(15)	—	—	(15)
Repurchase of common stock	(191)	(2)	(339)	—	—	(341)
Stock-based compensation expense	—	—	335	—	—	335
Other comprehensive income	—	—	—	—	147	147
Net loss	—	—	—	(1,568)	—	(1,568)

Balance at March 31, 2023	20,955	$210	$98,286	$(59,766)	$37	$38,767

Issuance of common stock under employee stock purchase plan	38	1	51	—	—	52
Stock-based compensation expense	—	—	403	—	—	403
Other comprehensive loss	—	—	—	—	(128)	(128)
Net loss	—	—	—	(2,651)	—	(2,651)

Balance at June 30, 2023	20,993	$211	$98,740	$(62,417)	$(91)	$36,443

Issuance of unrestricted stock	102	—	2	—	—	2
Repurchase of common stock	(81)	(1)	(125)	—	—	(126)
Stock-based compensation expense	—	—	359	—	—	359
Other comprehensive income	—	—	—	—	43	43
Net income	—	—	—	1,144	—	1,144

Balance at September 30, 2023	21,014	$210	$98,976	$(61,273)	$(48)	$37,865

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

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive income (loss), statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2023, and of operations and cash flows for the interim periods ended September 30, 2023 and 2022.

The results of operations for the interim periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the year.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. During the periods ended September 30, 2023 and 2022, none of our contracts contained a significant financing component.

Also, to the extent relevant in future periods with our acquisition of FortressID and adaption of our current products to be delivered in a hosted environment with AwareID, we expect to recognize revenue from our SaaS offerings in future periods. SaaS offerings will be recognized ratably over the subscription period. For the three and nine months ended September 30, 2023 and 2022 we generated a de minimis amount of revenue from SaaS contracts.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer who is our chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$5,247	$2,129	$9,365	$6,439
United Kingdom	323	347	934	1,109
Rest of World	811	539	3,571	4,397
	$6,381	$3,015	$13,870	$11,945

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Goods or services transferred at a point in time	$4,391	$770	$6,893	$5,484
Goods or services transferred over time	1,990	2,245	6,977	6,461
	$6,381	$3,015	$13,870	$11,945

Revenue by product group was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
License and service contracts	$5,982	$2,571	$11,586	$9,787
Subscription-based contracts	399	444	2,284	2,158
	$6,381	$3,015	$13,870	$11,945

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

The following tables present changes in our contract assets and liabilities during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended September 30, 2023
Contract assets:
Unbilled receivables	$2,820	$924	$(1,972)	$1,772

Three months ended September 30, 2022
Contract assets:
Unbilled receivables	$3,430	$1,278	$(952)	$3,756

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended September 30, 2023
Contract liabilities:
Deferred revenue	$4,359	$3,442	$(1,889)	$5,912

Three months ended September 30, 2022
Contract liabilities:
Deferred revenue	$3,533	$2,059	$(1,786)	$3,806

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2023
Contract assets:
Unbilled receivables	$2,929	$2,601	$(3,758)	$1,772

Nine months ended September 30, 2022
Contract assets:
Unbilled receivables	$3,087	$4,279	$(3,610)	$3,756

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Nine months ended September 30, 2023
Contract liabilities:
Deferred revenue	$3,733	$7,670	$(5,491)	$5,912

Nine months ended September 30, 2022
Contract liabilities:
Deferred revenue	$3,740	$5,333	$(5,267)	$3,806

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 90% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of September 30, 2023, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $ 3.7 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $5.7 million and $11.7 million as of September 30, 2023 and December 31, 2022, respectively. Marketable securities, which primarily include U.S. Treasuries and corporate bonds, were $21.8 million and $17.2 million as of September 30, 2023 and December 31, 2022, respectively. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at September 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$3,904	$—	$—	$3,904
Marketable securities	21,839	—	—	21,839
Note receivable	-	—	2,695	2,695
Total assets	$25,743	$—	$2,695	$28,438

Liabilities
Contingent acquisition payment	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$10,967	$—	$—	$10,967
Marketable securities	17,229	—	—	17,229
Note receivable	—	—	2,601	2,601
Total assets	$28,196	$—	$2,601	$30,797

Liabilities
Contingent acquisition payment	$—	$—	$812	$812
Total liabilities	$—	$—	$812	$812

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2023:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$16,501	$80	$(106)	$16,475
Corporate bonds	5,386	4	(26)	5,364
	$21,887	$84	$(132)	$21,839

	December 31, 2022:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$13,389	$24	$(100)	$13,313
Corporate bonds	3,950	—	(34)	3,916
	$17,339	$24	$(134)	$17,229

The investment in the Note Receivable ("Note") with Omlis Limited ("Omlis"), a limited company incorporated and registered in England and Wales and the parent of MIRCAL Technologies Limited ("MIRACL"), and the total carrying value of the investment of $2.7 million and $2.6 million is representative of the fair value of the investment as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023 and for the year ended December, 31, 2022, there were no changes in the underlying assumptions of the Note. The change in fair value during the three and nine months ended September 30, 2023 and for the year ended December 31, 2022 was the result of accrued interest.

In connection with the sale of the Note, Omlis granted us a right of first refusal for 18 months with respect to any proposed sale by Omlis of equity securities constituting 20% or more of the outstanding voting power of Omlis or all or substantially all of the assets of Omlis or any of its material subsidiaries. Also, in connection with the sale of the Note, Omlis issued the Company a warrant, which allowed us to purchase up to 8% of the total equity shares in Omlis at a price per share of $33.91. Both the right of first refusal and warrant expired as of September 11, 2023 with no action taken.

In December 2021, we acquired 100% of the outstanding shares and acquired all of the assets and liabilities of FortressID for a purchase price of $3.4 million, which consisted of $2.5 million of cash consideration and contingent acquisition payments which were fair valued at $0.9 million at the acquisition date. The maximum contingent acquisition payments at the time of the acquisition was $4.0 million and required cash payments of up to $2.0 million for set revenue targets in 2022 and another $2.0 million for set revenue targets in 2023. No revenue targets were achieved in 2022.

The maximum contingent acquisition payment as of September 30, 2023 was $2.0 million. We determined that as of September 30, 2023 the fair value of the contingent acquisition payment was $0 and recorded a $0.8 million gain in the quarter ended September 30, 2023. We determined a remote probability of reaching the revenue targets in 2023 and therefore determined the contingent acquisition payment to have $0 value at September 30, 2023.

Changes in the Note receivable balance consisted of the following (in thousands):

Nine Months Ended
September 30, 2023

Balance as of December 31, 2022	$2,601
Accrued interest	94
Balance as of September 30, 2023	$2,695

Note 4 – Intangible Assets

Intangible assets and their estimated useful lives as of September 30, 2023 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$642	$2,038
Developed technology	5 and 7 years	710	269	441
Trade name trademarks	3 and 7 years	30	14	16
		$3,420	$925	$2,495

During the three and nine months ended September 30, 2023 and 2022, we recorded $0.1 million and $0.3 million, respectively, of intangible assets amortization expense. We expect to record amortization expense for the remainder of 2023 and each subsequent year and thereafter as follows (in thousands):

Reminder of 2023	$103
2024	415
2025	407
2026	356
2027	356
Thereafter	858
$2,495

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

In connection with the sale of the Note, Omlis granted us a right of first refusal for 18 months that expired on September 11, 2023 with respect to any proposed sale by Omlis of equity securities constituting 20% or more of the outstanding voting power of Omlis or all or substantially all of the assets of Omlis or any of its material subsidiaries that expired on September 11, 2023. Also, in connection with the sale of the Note, Omlis issued the Company a warrant that expired on September 11, 2023, which allowed us to purchase up to 8% of the total equity shares in Omlis at a price per share of $33.91.

We recorded the Note at its fair value in accordance with ASC 825, Financial Instruments, which was $2.7 million as of September 30, 2023. Interest income of $31 thousand and $93 thousand was earned during the three and nine month periods ended September 30, 2023, respectively. Interest income of $31 thousand and $70 thousand was earned during the three and nine month periods ended September 30, 2022, respectively. The $195 thousand in accrued interest is included in the fair value of the note as of September 30, 2023.

Note 6 – Gain on Sale of Fixed Assets

On July 15, 2022, we completed our sale to FDS Bedford, LLC of our former corporate headquarters located at 40 Middlesex Turnpike, Bedford, Massachusetts for total proceeds of $8.9 million less a brokerage commission of $0.3 million. The assets had remaining deprecation scheduled of $1.8 million at the time of the sale and we recorded a gain of $5.7 million in the third quarter of 2022 on the sale and disposal of these assets at the time of the sale.

Note 7 – Computation of Earnings per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation. Potential common stock equivalents were not included in the per share calculation for diluted earnings per share where we had a net loss, and the effect of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,144	$2,599	$(3,075)	$31
Shares outstanding:
Weighted-average common shares outstanding	21,049	21,725	21,017	21,674
Additional dilutive common stock equivalents	82	73	—	59
Diluted shares outstanding	21,131	21,798	21,017	21,733

Net income (loss) per share – basic	$0.05	$0.12	$(0.15)	$0.00
Net income (loss) per share - diluted	$0.05	$0.12	$(0.15)	$0.00

Note 8 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of services and other revenue	$5	$7	$13	$19
Research and development	60	54	180	229
Selling and marketing	21	182	71	260
General and administrative	273	305	833	848
Stock-based compensation expense	$359	$548	$1,097	$1,356

Stock Options - We did not grant stock options in the three or nine months ended September 30, 2023 or 2022.

Unrestricted Stock Grants - Our 2001 Nonqualified Stock Plan permits us to grant shares of unrestricted shares of stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We did not grant any shares of unrestricted stock during the three months ended September 30, 2023. In the nine months ended September 30, 2023 we granted an aggregate of 134,211 shares of unrestricted stock. Of the shares granted in the nine months ended September 30, 2023, 67,105 shares were issued shortly after June 30, 2023 and the remaining shares are scheduled to be issued shortly after December 31, 2023, provided that each applicable grantee is serving as a director, officer or employee as of that date.

In the three and nine months ended September 30, 2022 we granted an aggregate 60,000 and 167,921 shares of unrestricted stock, respectively. Of the 167,921 shares of unrestricted stock granted during the nine months ended September 30, 2022, 61,459 were issued shortly after June 30, 2022, 46,461 were issued shortly after December 31, 2022 and 15,000 were issued in each February 2023 and August 2023. The remaining 30,000 is scheduled to be issued in two equal installments in August 2024 and 2025 provided that the grantee is serving as a director, officer or employee as of that date.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock, of which $1.8 million has been repurchased as of September 30, 2023. During the three and nine months ended September 30, 2023 we purchased 81,083 and 271,991 shares of our common stock, respectively. During the three and nine months ended September 30, 2022 we purchased 75,407 and 76,561 shares of our common stock, respectively. The shares may be purchased from time to time in the open market or through privately negotiated transactions at management’s discretion, depending upon market conditions and other factors. The authorization to repurchase shares of our common stock expires on December 31, 2023. Repurchases will be made under the program using our own cash resources and will be in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, and other applicable laws, rules and regulations, which may permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or company policy. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Director’s discretion.

Note 9 – Income Taxes

During the three and nine months ended September 30, 2023 and 2022, we recorded no income tax benefits for the net operating income (losses) incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2023 and December 31, 2022, we have a full valuation recorded against our net deferred tax assets.

The carryback of the estimated loss resulted in a refundable federal tax credit of $1.5 million and an increase in research credit carryforwards previously utilized. We decided to carry back the loss reported on the filed 2020 tax return. Upon filing our 2020 tax return and the related carry back claim we received the payment of $1.5 million in August 2023.

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

Revenue and operating income for the three months ended September 30, 2023 were $6.4 million and $0.7 million, respectively. These results compared to revenue of $3.0 million and operating income of $2.4 million for the three months ended September 30, 2022. The increase in revenue was primarily due to $3.0 million of license revenue related to a government contract recognized in the three months ended September 30, 2023. The decrease in operating income in the current three month period was due primarily due to a $5.7 million gain we recorded in the three months ended September 30, 2022 related to the sale of our corporate office. This was partially offset by the impact of increased license revenue as well as a gain we recorded related to an adjustment in the fair value of contingent acquisition payment related to our FortressID acquisition in December 2021 in the three months ended September 30, 2023.

Revenue and operating loss for the nine months ended September 30, 2023 were $13.9 million and $4.1 million, respectively. These results compared to revenue of $11.9 million and operating loss of $0.2 million for the nine months ended September 30, 2022. The increase in revenue in the current nine month period was primarily due to an increase in software license revenue. The higher operating loss in the current nine month period was primarily due to the impact of a one-time $5.7 million gain we recorded related to the sale of our corporate office in the nine months ended September 30, 2022. which was partially offset by an increase in revenue.

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

Software license revenue increased 439% from $0.8 million in the three months ended September 30, 2022 to $4.4 million in the same three month period in 2023. As a percentage of total revenue, software license revenue increased from 27% in the third quarter of 2022 to 69% in the current year quarter. The $3.6 million increase in software license revenue was due primarily to an increase in perpetual licenses sales including $3.0 million of license revenue related to a government contract recognized in the three months ended September 30, 2023.

Software license revenue increased 38% from $5.5 million in the nine months ended September 30, 2022 to $7.5 million in the same nine month period in 2023. As a percentage of total revenue, software license revenue increased from 46% in the nine months ended September 30, 2022 to 54% in the current year period. The $2.0 million increase in software license revenue was due primarily to an increase in perpetual licenses sales.

Software license sales have historically fluctuated, and we expect software license revenue to continue to fluctuate since these sales are based on the timing of projects with our customers and partners.

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

Software maintenance revenue increased 6% from $1.8 million in the three months ended September 30, 2022 to $1.9 million in the three months ended September 30, 2023. As a percentage of total revenue, software maintenance revenue decreased from 59% in the third quarter of 2022 to 30% in the current year quarter. For the three month period ended September 30, 2023, the increase in software maintenance revenue was primarily due to software maintenance related to our sales of perpetual software licenses.

Software maintenance revenue increased 4% from $5.3 million in the nine months ended September 30, 2022 to $5.5 million in the same nine month period in 2023. As a percentage of total revenue, software maintenance revenue decreased from 44% in the nine months ended September 30, 2022 to 40% in the current year period. For the nine month period ended September 30, 2023, the increase in software maintenance revenue was primarily due to software maintenance related to our subscription based licenses.

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

Services and other revenue decreased 75% from $0.4 million in the three months ended September 30, 2022 to $0.1 million in the three months ended September 30, 2023. As a percentage of total revenue, services and other revenue decreased from 14% in the third quarter of 2022 to 2% in the current year quarter.

Services and other revenue decreased 31% from $1.2. million in the nine months ended September 30, 2022 to $0.8 million in the nine months ended September 30, 2023. As a percentage of total revenue, services and other revenue decreased from 10% in the nine months ended September 30, 2022 to 6% in the nine months ended September 30, 2023.

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

Cost of services and other revenue increased 45% from $0.3 million in the three months ended September 30, 2022 to $0.4 million in the three months ended September 30, 2023. Cost of services and other revenue as a percentage of services and other revenue increased from 68% in the third quarter of 2022 to 406% in the current year quarter.

Cost of services and other revenue increased 12% from $0.9 million in the nine months ended September 30, 2022 to $1.0 million in the nine months ended September 30, 2023. Cost of services and other revenue as a percentage of services and other revenue increased from 68% in the third quarter of 2022 to 406% in the current year quarter.

The increase in cost of services and other revenue as a percentage of services and other revenue for the three and nine months ended September 30, 2023 was primarily due to lower services and other revenue related the completion of a long-term service contract as well as an increase in engineering costs related to the completion of the legacy service contract.

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

The classification of total engineering costs to research and development expense and cost of services and other revenue was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$2,264	$2,279	$6,909	$6,932
Cost of services and other revenue	410	282	1,033	920
Total engineering costs	$2,674	$2,561	$7,942	$7,852

Total engineering costs increased 4% from $2.6 million in the three months ended September 30, 2022 to $2.7 million in the three months ended September 30, 2023. As a percentage of total revenue, total engineering costs decreased from 85% in the three months ended September 30, 2022 to 42% in the same current year quarter in 2023.

Total engineering costs were $7.9 million in each of the nine months ended September 30, 2023 and 2022. As a percentage of total revenue, total engineering costs decreased from 85% in the nine months ended September 30, 2022 to 42% in the same current year period in 2023.

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

Selling and marketing expense increased 16% from $1.9 million in the three months ended September 30, 2022 to $2.2 million in the same three month period of 2023. As a percentage of total revenue, selling and marketing expense decreased from 62% in the third quarter of 2022 to 34% in the corresponding period in 2023.

Selling and marketing expense increased 21% from $5.1 million in the nine months ended September 30, 2022 to $6.1 million in the same nine month period of 2023. As a percentage of total revenue, selling and marketing expense increased from 42% in the nine months ended September 30, 2022 to 44% in the corresponding period in 2023.

The spending increase for the three and nine months ended September 30, 2023, compared to the same prior year period was primarily due to higher employee costs as a result of increased headcount and contracted sales agents.

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

General and administrative expense decreased 11% from $1.8 million for the three months ended September 30, 2022 to $1.6 million for the three months ended September 30, 2023. As a percentage of total revenue, general and administrative was 60% in the third quarter of 2022 and 25% in the corresponding period of 2023.

General and administrative expense decreased 4% from $4.9 million for the nine months ended September 30, 2022 to $4.7 million for the nine months ended September 30, 2023. As a percentage of total revenue, general and administrative was 41% in the nine months ended September 30, 2022 and 34% in the corresponding period of 2023.

The expense decrease for the three and nine months ended September 30, 2023, compared to the same prior year periods was primarily due to the impact of bad debt expense recorded in the three and nine months ended September 30, 2022. We expect general and administrative expense to increase in absolute dollars, but to generally decrease as a percentage of net revenues, while fluctuating depending on specific activities in a period.

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

Interest Income. Interest income increased from $0.2 million in the three months ended September 30, 2022 to $0.4 million in the three months ended September 30, 2023.

Interest income increased from $0.2 million in the nine months ended September 30, 2022 to $1.0 million in the nine months ended September 30, 2023.

The dollar increase in interest income was primarily due to higher interest rates related to our marketable securities of U.S Treasury notes and corporate bonds during the three and nine months ended September 30, 2023, higher interest rates within our money market accounts, and $0.1 million of interest income related to an IRS carryback claim that was recognized in the three and nine months ended September 30, 2023.

Income taxes. We had no income tax benefit for the three and nine months ended September 30, 2023 and 2022.

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

The carryback of the estimated loss resulted in a refundable federal tax credit of $1.5 million and an increase in research credit carryforwards previously utilized. We decided to carry back the loss reported on the filed 2020 tax return. Upon filing our 2020 tax return and the related carry back claim, we received the payment of $1.5 million in August 2023.

We maintained a full valuation allowance against our net deferred tax assets as of September 30, 2023 and December 31, 2022.

Liquidity and Capital Resources

At September 30, 2023, we had cash, cash equivalents and marketable securities of $27.5 million, which represented a decrease of $1.5 million from December 31, 2022. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of $1.2 million of cash used in operating activities and $0.5 million of cash for repurchases of our common stock.

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

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements in Item 1.

ITEM 4: Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended September 30, 2023. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On March 3, 2022, we announced that our board of directors had approved the repurchase of up to $10,000,000 of our common stock from time to time through December 31, 2023. During the three and nine months ended September 30, 2023 we purchased 81,083 and 271,991 shares under this plan, respectively.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, to 31, 2023	2,164	$1.55	2,164	$8,343,759
August 1 to 31, 2023	28,700	$1.54	28,700	$8,299,503
September 1 to 30, 2023	50,219	$1.50	50,219	$8,224,068
Total	81,083	$1.79	81,083

As of September 30, 2023 the dollar value of shares that may be purchased under the plan is $8,224,068.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

None.

ITEM 5: Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6: Exhibits

(a) Exhibits

Exhibit 3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

Exhibit 3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022, iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022, iv) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	November 3, 2023	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	November 3, 2023	By:	/s/ David K. Traverse
David K. Traverse
Principal Financial Officer