Form 10-K
period 2023-12-31
AWARE INC /MA/
filed 2024-03-15
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $22,549,368.

The number of shares outstanding of the registrant’s common stock as of March 1, 2024 was 21,084,964.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on June 7, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

ITEM 1. BUSINESS

Company Overview

Aware, Inc. (“Aware”, “we”, “us”, “our”, or the “Company”) is a leading, biometric identity platform company that validates and secures identities using proven and trusted adaptive biometrics. Aware’s software offerings address the growing challenges that government and commercial enterprises face in knowing, authenticating and securing individuals through frictionless and highly secure user experiences. Aware’s algorithms are based on diverse data sets from around the world and can be tailored to the unique security and requirements of each customer. Our portfolio enables government agencies and commercial entities to enroll, identify, authenticate and enable using biometrics, which comprise physiological characteristics, such as fingerprints, faces, irises and voices.

•
Enroll: Register biometric identities into an organization’s secure database
•
Identify: Utilize an organization’s secure database to accurately identify individuals using biometric data
•
Authenticate: Provide frictionless, multi-factor, passwordless access to secured accounts and databases with biometric verification
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

Integrated Framework and Platform Solutions and Services

Knomi® Mobile Framework

The Knomi mobile biometric authentication framework is built on our hardened biometric SDK components, which are optimized to operate on mobile devices, and a server that together enable strong, multi-factor, password-free authentication from a mobile device using biometrics. Knomi offers multiple biometric modality options, including facial recognition, and voice authentication as means to enroll, onboard or authenticate. Knomi software components can be used in different combinations and configurations to enable either a server-centric architecture, a web-based or a device-centric implementation. Knomi has primarily been sold as a fixed term license that is priced on a subscription-based model and is also available as a perpetual license. Going forward we plan to transition the Knomi offering to within the AwareID offering.

AwareABIS™

AwareABIS is an automated biometric identification system (“ABIS”) used for large-scale biometric identification and deduplication using fingerprint, face, and iris recognition. AwareABIS is a highly scalable platform that performs one-to-many ("1:N") search or one-to-one ("1:1") match against large stores of biometrics and other identity data. Utilizing distributed computing, AwareABIS also enables complex filtering, and linking operations critical to data preparation and quality assurance functions, such as identity resolution and data deduplication of massive biometric databases (tens of millions of records). The platform is built upon several mature, high-performance, field-proven applications and algorithms from Aware. AwareABIS has primarily been sold as a fixed term license that is priced based on the size of the biometric system or on a subscription-based model.

AFIX Suite of Products

Aware’s AFIX suite of products is used for small-scale law enforcement focused biometric identification. AFIX Tracker™ supports fingerprint, palmprint and latent print identification, designed to serve between 15,000 and 2 million identities. AFIX Tracker has several function-specific variants: Entry Only (LE), Latent Workstation (LW), Remote Workstation (RW), Facial Recognition (FR), and View & Print (VP). In addition to AFIX Tracker we also sell and offer AFIX Face, AFIX Verifier, AFIX Identifier, AFIX Comparator, AFIX Engine, and ANTE (AFIX NIST Transaction Engine). AFIX Tracker is ideal for crime scene investigation applications in low to moderate sized community populations. The product provides minutiae-based search capability and can be configured as either a standalone system, or for use with centralized, server-based data stores. AFIX Tracker has primarily been sold as a perpetual license and is also available as a fixed term license that is priced on a subscription-based model or the size of the biometric system.

BioSP™ - Biometric Services Platform

BioSP is a biometric integration platform-as-a-service ("iPaaS") used to enable biometric data processing and management functionality in a web services architecture. It provides workflow, data management and formatting, and other important utilities for large-scale fingerprint recognition, face recognition, and iris recognition systems. BioSP is well suited for applications that require the collection of biometrics throughout a distributed network, and subsequent aggregation, analysis, processing, distribution, matching, and sharing of data with other system components. BioSP is modular, programmable, scalable, and secure, capable of managing all aspects of transaction workflow, including messaging, submissions, responses, and logging. BioSP has primarily been sold as a perpetual license and is also available as a fixed term license that is priced on users, transactions, or enterprise wide.

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

AwareID™

AwareID™ is a Software-as-a-Service (SaaS) offering that provides advanced identity verification and continuous authentication capabilities. Its modular design ensures flexibility and extensibility across various industries. AwareID continues to leverage Knomi to provide biometric face and voice matching (1:1 and 1:N), liveness-verification (presentation attack detection), and document validation. The platform uses proprietary Adaptive Authentication technology in cloud-based bundles which can be pre-configured and/or configured by the customer to provide comprehensive authentication functionality with situational awareness for onboarding, access control/management, and authentication of transactions. These services can be used discretely to enhance investments already in place or combined to provide higher functionality. The AwareID solution is built on open architecture and interfaces to maximize interoperability and connection to other biometric and/or digital identity applications and platforms. AwareID is typically provided as a SaaS offering with usage-based or transaction-based pricing, however it is also available on-premises when leveraging Knomi SDKs.

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

Historically, we sold our software products under perpetual or fixed-term licenses. With the introduction of AwareID, we have incorporated SaaS offerings into our product line-up. While we did not recognize material revenues from our SaaS offerings during 2022 and 2023, we continue to invest in and we expect SaaS to become a significant product offering moving forward.

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

Major Customers

All of our revenue in 2023 and 2022 was derived from unaffiliated customers. One customer represented 17% of total revenue in 2023 and no customer represented 10% or more of total revenue in 2022. As of December 31, 2023, one customer represented 16% of our net accounts receivable and unbilled receivables and as of December 31, 2022, two customers combined for 37%, of our net accounts receivable and unbilled receivables.

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

Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2023, we had 76 U.S. patents and 4 foreign patents and approximately 7 pending patent applications. Our patents and patent applications pertain primarily to biometrics and imaging compression. We have let certain patents expire that are not aligned with our business and are not relevant to our current or future activities. Our patents have expiration dates ranging from 2024 to 2041.

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

Employees

As of December 31, 2023, we employed 73 people, all based in the U.S. including 39 in engineering and research, 22 in sales and marketing, and 12 in finance and administration. Of these employees, 54 were based in Massachusetts and 19 were based outside of Massachusetts. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Our financial results may be negatively affected by a number of factors as well, including the following:

•
write-offs of investments in private companies;
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

As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. You should not rely on our quarterly or annual revenue and operating results to predict our future performance.

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

These and other factors could cause government customers or our channel partners to reduce purchases of products and services from us, which would have a material adverse effect on our business, financial condition and operating results.

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
•
the failure of our partners to win awards in which our products are used;
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

Unfavorable changes in economic conditions, including recessions, inflation, turmoil in financial markets, changes caused by global crisis such as a pandemic, the ongoing conflict between Russia and Ukraine and resulting economic sanctions, conflicts in the Middle East, or other changes in economic conditions, could harm our business, results of operations, and financial conditions as a result of:

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
•
health epidemics, impacting the markets and communities in which we, our partners and clients operate.

We are unable to predict whether or when any such adverse economic conditions could occur in the U.S. or other countries; and if they do occur, we cannot predict the timing, duration, or severity.

We may not realize the anticipated benefits of our acquisitions or investments.

We may make acquisitions of or investments in companies that offer complementary products, services, and technologies, such as our acquisition of FortressID in December of 2021 and our investment in Omlis Limited. The ultimate success of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realize may not exceed the costs of the acquisition. The risk and difficulties associated with acquiring and integrating companies and other assets include, among others, difficulties assimilating the operations and personnel of acquired companies, challenges in realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows. Additionally, our acquisitions have provided, in the case of Fortress ID, and may in the future provide for future contingent acquisition payments, based on the achievement of performance targets or milestones. These arrangements can impact or restrict integration of acquired businesses and can result in disputes, including litigation. In addition, there is uncertainty regarding the realizability of investments in private companies. Additionally, regardless of the form of consideration we pay, acquisitions and investments could negatively impact our operations and earnings per share.

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

We prepare our financial statements in accordance with generally accepted accounting principles and certain critical accounting policies that are relevant to our business. The application of these principles and policies requires us to make significant judgments and estimates. The most significant estimates included in the financial statements pertain to revenue recognition, allowance for credit losses, valuation of acquired assets and assumed liabilities in business combinations, valuation of contingent acquisition payments, valuation of investment in note receivable, goodwill and long-lived asset impairment and valuation allowance for deferred income tax assets. Actual results could differ from those estimates. In the event that our judgments and estimates differ from actual results, we may have to change them, which could materially affect our financial position and results of operations.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. CYBERSECUTIY

Cybersecurity Risk Management and Strategy

To help protect the Company from a major cybersecurity incident that could have a material impact on operations or the Company’s financial results, the Company has implemented policies, programs and controls, including technology investments that focus on cybersecurity incident prevention, identification and mitigation. The steps the Company takes to reduce its vulnerability to cyberattacks and to mitigate impacts from cybersecurity incidents include, but are not limited to: establishing information security policies and standards, implementing information protection processes and technologies, monitoring its information technology systems for cybersecurity threats, assessing cybersecurity risk profiles of key third-parties, implementing cybersecurity training and collaborating with public and private organizations on cyber threat information and best practices.

The Company has implemented a Cybersecurity Policy (the “Policy”) that provides a framework for responding to cybersecurity incidents. The Policy includes requirements for incident disclosure and reporting, protocols for incident evaluation, including the use of third-party service providers and partners, and processes for notification and internal escalation of information to the Company’s senior management, incident response team, and Board of Directors (the "Board") and appropriate Board committees. The Policy also addresses requirements for the Company’s external reporting obligations. The Plan is reviewed and updated, as necessary but no less frequently than once a year, under the leadership of the Company’s Chief Security Officer (“CSO”).

Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2023, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information on the Company’s cybersecurity-related risks.

Governance

The Board of Directors, primarily through its Audit Committee, oversees the Company’s cybersecurity program. Management regularly reports to the Audit Committee on the current state of the Company’s cybersecurity program, including the current threat landscape, cybersecurity risks, and any significant incidents. The Audit

Committee may provide updates to the Board on the substance of these reports and any recommendations for improvements that the Audit Committee deems appropriate.

At the management level, the Company has established written policies and procedures to ensure that significant cybersecurity incidents are immediately investigated, addressed through the coordination of various internal departments, and publicly reported, to the extent required by applicable law.

ITEM 2. PROPERTIES

We lease approximately 20,730 rentable square feet in Burlington, Massachusetts, which we use as our headquarters. We believe that this facility is adequate for our current needs and for the foreseeable future. See Note 9 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our leases.

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

As of March 1, 2024, we had approximately 64 shareholders of record. This number does not include shareholders who hold our shares in a “nominee” or “street” name. We paid no dividends in 2023 or 2022. We anticipate that we will continue to reinvest any earnings to finance our future operations although we may also pay special cash dividends if our Board of Directors deems it appropriate.

Share repurchase activity during the three months ended December 31, 2023 was as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2023	22,530	$1.49	22,530	$8,224,068
November 1 through 30, 2023	5,259	$1.55	5,259	$8,182,412
December 1 through 31, 2023	—	$—	—	$8,182,412
Total	27,789	$1.50	27,789

(1)
All reported purchases were made pursuant to a repurchase plan announced by the Company on March 22, 2022 (the “2022 Repurchase Plan”). Pursuant to the 2022 Repurchase Plan, the Company was authorized to repurchase up to $10,000,000 of its common stock from time to time through December 31, 2023.

On November 30, 2023, we announced that our Board of Directors had approved the extension of the 2022 Repurchase Plan through December 31, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2023	2022
Software licenses	52%	46%
Software maintenance	42	45
Services and other	6	9
Total revenue	100	100
Costs and expenses:
Cost of services and other	7	8
Research and development	50	57
Selling and marketing	43	43
General and administrative	36	40
Loss on write-off of note receivable	15	-
Fair value adjustment to contingent acquisition payment	(4)	(1)
Gain on sale of property and equipment	-	(35)
Total costs and expenses	147	112
Operating loss	(47)	(12)
Interest and other income	7	3
Loss before provision for income taxes	(40)	(9)
Provision for income taxes	-	-
Net loss	(40%)	(9%)

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

2023 compared to 2022

Revenue and operating loss in 2023 were $18.2 million and $8.5 million, respectively, which compared to revenue and operating loss in 2022 of $16.0 million and $2.2 million, respectively.

Higher revenue in 2023 as compared to 2022 was primarily due to increases in revenue from our perpetual software licenses of $1.4 million, software subscriptions of $0.7 million and software maintenance of $0.6 million, which was partially offset by a decrease in services and other revenue of $0.5 million. Higher operating loss in 2023 as compared 2022 was primarily due to a $5.7 million gain we recorded related to the sale of our corporate office in 2022, a negative adjustment of $2.7 million to a note receivable, and year over year increase in sales and marketing expense of $1.0 million, which was partially offset by increased revenue of $2.2 million and a 2023 fair value adjustment to contingent consideration of $0.8 million.

Software License Revenue

Software license revenue consists of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue increased 30% from $7.4 million in 2022 to $9.5 million in 2023. As a percentage of total revenue, software license revenue increased from 46% in 2022 to 52% in 2023. The $2.1 million increase in software license revenue was due primarily to an increase of $1.5 million in perpetual licenses sales and $0.7 million in subscription-based license sales. For the years ended December 31, 2023 and 2022, we generated a de minimis amount of revenue from SaaS contracts. With the introduction of AwareID, we have incorporated SaaS offerings into our product line-up. While we did not recognize material revenues from our SaaS offerings during 2023 or 2022, we expect SaaS to become a significant product offering moving forward.

Software Maintenance Revenue

Software maintenance revenue consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 8% from $7.1 million in 2022 to $7.7 million in 2023. As a percentage of total revenue, software maintenance revenue decreased from 44% in 2022 to 42% in 2023. The dollar increase in software maintenance revenue was primarily due to software maintenance related to perpetual license sales during the year ended December 31, 2023.

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

Services and other revenue decreased 31% from $1.5 million in 2022 to $1.0 million in 2023. As a percentage of total revenue, services and other revenue decreased from 9% in 2022 to 6% in 2023. The dollar decrease in services and other revenue was primarily due to fewer active contracts with services during the period.

Cost of Services and Other Revenue

Cost of services and other revenue consists primarily of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors; iii) software license fees; and iv) hardware costs.

Cost of services and other revenue was $1.3 million in 2023 and 2022. When compared to services and other revenue, cost of services and other revenue as a percentage increased from 83% in 2022 to 122% in 2023, which resulted in gross margins decreasing from 17% in 2022 to gross margin loss 22% in 2023. The decrease in cost of services gross margins was primarily due to the profitability mix of customer projects.

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

The classification of total engineering costs to research and development expense and cost of services for the years ended December 31, 2023 and 2022 was (in thousands):

	Years ended December 31,
	2023	2022
Research and development expense	$9,124	$9,234
Cost of services and other	1,273	1,260
Total engineering costs	$10,397	$10,494

Total engineering costs decreased 1% from $10.5 million in 2022 to $10.4 million in 2023. As a percentage of total revenue, total engineering costs decreased from 66% in 2022 to 57% in 2023.

Our engineering headcount decreased slightly from 46 in 2022 to 42 in 2023. In addition, we recently took additional actions that reduced engineering headcount by approximately 10%. We believe our engineering organization is adequately staffed.

As we described in the Part I—Business of this Form 10-K, we intend to introduce new products that will allow us to offer more complete biometrics solutions. We believe this strategy will allow us to sell more software into biometrics systems projects in order to grow our revenue. Our preference is to develop such products internally, however to the extent we are unable to do that, we may purchase or license technologies from third parties. We anticipate that we will continue to focus our future research and development activities on enhancing existing products and developing new products. We expect research and development expenses to decrease in absolute dollars and as a percentage of revenues in the next year and then to increase in absolute dollars in proceeding years.

Selling and Marketing Expense

Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense increased 14% from $7.0 million in 2022 to $8.0 million in 2023. As a percentage of total revenue, selling and marketing expense was 43% in both 2023 and 2022. The dollar increase in selling and marketing expense was primarily due to increased bonus and commission expense of $0.6 million as a result of increased revenue, increased salary related expenses of $0.5 million, and increased software costs of $0.3 million, partially offset by a decrease in severance costs related to the termination of our Chief Commercial Officer position in 2022 of $0.2 million. We expect to be strategic in expanding our sales and marketing force to pursue future opportunities.

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

General and administrative expense was $6.5 million in 2023 and 2022. As a percentage of total revenue, general and administrative expense decreased from 41% in 2022 to 36% in 2023. Fluctuations of general and administrative expenses are expected depending on specific activities in a period. We expect general and administrative expenses to increase in absolute dollars, but to decrease as a percentage of total revenue.

Fair value adjustment to note receivable

In March 2022, we entered into a subscription agreement with Omlis Limited, a limited company incorporated and registered in England and Wales and the parent of MIRACL (“Omlis”). We purchased $2.5 million of Omlis’ Note Receivable (“Note”) that accrues interest at 5% annually with a maturity date of March 11, 2026.

We recorded the fair value of the Note as $0 and $2.6 million as of December 31, 2023 and 2022, respectively. The significant decrease of $2.6 million to $0 reflects our evaluation of the impact of Omlis's liquidity issues as of December 31, 2023 along with the collectability of the Note. In addition, in January 2024, Omlis and MIRACL petitioned to enter the United Kingdom administration process, adding to our uncertainty regarding the recoverability of the Note's carrying value.

Fair value adjustment to contingent acquisition payment

In December 2021, we acquired 100% of the outstanding shares and acquired all of the assets and liabilities of FortressID for a purchase price of $3.4 million, which consisted of $2.5 million of cash consideration and contingent acquisition payments which was fair valued at $0.9 million at the acquisition date. The maximum contingent acquisition payments at the time of the acquisition were $4.0 million, which consisted of a cash payment of up to $2.0 million for the achievement of set revenue targets in 2022 and an additional $2.0 million cash payment for the achievement of set revenue targets in 2023. No revenue targets were achieved in 2023 or 2022 and the earnout period was closed as of December 31, 2023. We recorded fair value adjustments of $0.8 million and $0.1 million, for the years ended December 31, 2023 and 2022, respectively.

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

Interest Income

Interest income increased from $0.5 million in 2022 to $1.3 million in 2023. The dollar increase in interest income was primarily due to higher interest rates related to our marketable securities of U.S Treasury notes and bonds and corporate bonds as well as higher interest rates within our money market accounts.

Income Taxes

We are subject to income taxes in the United States, and we use estimates in determining our provisions for income taxes. We account for income taxes using the asset and liability method for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Total income tax expense for the years ended December 31, 2023 and 2022 was $59 thousand and $49 thousand, respectively. The income tax expense for both years relates to limitations on the usage of net operating loss carryforwards generated in years beginning after December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed the company with our cash and cash equivalent balances. Cash flows from operating, investing and financing activities are described below.

Cash flows from operating activities

A discussion of cash flow from operating activities for each of the last two years is as follows:

Year ended December 31, 2023. Cash provided by operating activities was $1.8 million in 2023. Cash provided by operations was primarily the result of a $2.4 million decrease in unbilled and accounts receivables, a $1.8 million increase in deferred revenue, add back of $1.5 million of non-cash stock-based compensation, $2.7 million write-off of Note, and $1.4 million related to a tax refund received as a result of our federal income tax carryback claim, which was partially offset by our $7.3 million net loss and a $0.8 million change in the fair value of contingent acquisition payments.

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

Cash flows from investing activities

A discussion of cash flow from investing activities for each of the last two years is as follows:

Year ended December 31, 2023. Investing activity cash used of $3.1 million was primarily the result of net purchases of marketable securities.

Year ended December 31, 2022. Investing activity cash used of $12.0 million was primarily the result of $17.3 million of net purchases of marketable securities, a $2.5 million investment in the Note, and $0.7 million of purchases of property and equipment, which was partially offset by $8.5 million in proceeds from the sale of our former corporate headquarters.

Cash flows from financing activities

A discussion of cash flow from financing activities for each of the last two years is as follows:

Year ended December 31, 2023. Financing activity cash used of $0.4 million was primarily the result of $0.5 million used to buy back stock under our stock repurchase program, which was partially offset by $0.1 million of proceeds from the issuance of common stock from stock grants.

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

At December 31, 2023, we had cash, cash equivalents, and marketable securities of $30.9 million. While we cannot assure you that we will not require additional financing, or that if needed such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the filing date of this Annual Report on Form 10-K and to meet our known long-term cash requirements. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. If we require additional capital resources, we may utilize available funds or seek additional external financing.

As of December 31, 2023, our material cash requirements from known contractual and other obligations consisted of payments under the operating lease for our corporate headquarters, which we estimate will be approximately $0.7 million in each of 2024, 2025, 2026, and 2027, $0.8 million in 2028, and $3.5 million thereafter. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our operating lease.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2023 and 2022, none of our contracts contained a significant financing component.

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

As of December 31, 2023, we had $3.1 million of goodwill and $2.4 million of intangible assets. Impairment in the valuation of long-lived assets could materially impact our operating results and financial position. To date, there have been no impairments of goodwill or intangible assets.

Fair value of Note Receivable. We accounted for the Note at fair value under ASC 825 - Financial Instruments, whereby it was recorded at fair value at the time of purchase, as well as on an ongoing basis each reporting period until the Note is settled. The estimated fair value of the Note represents a Level 3 estimate in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value.

As of December 31, 2023 and 2022, we had a fair value $0 and $2.6 million of the Note, respectively. The significant decrease of $2.6 million to $0 reflects our evaluation of the impact of Omlis's liquidity issues as of

December 31, 2023, along with the collectability of the Note. In addition, in January 2024, Omlis and MIRACL petitioned to enter the United Kingdom administration process, adding to our uncertainty regarding the recoverability of the Note's carrying value.

Fair value of Contingent Acquisition Payments. Our contingent acquisition payments are a result of our previous business acquisition of FortressID. We determined the fair value of contingent acquisition payments as part of the initial purchase price allocation and on an ongoing basis each reporting period until the contingent acquisition payments period was settled. The estimated contingent acquisition payments represent a Level 3 estimate in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value.

As of December 31, 2023 and 2022, the contingent acquisition payments was $0 and $0.8 million, respectively. The earnout period has closed as of December 31, 2023 with none of the targets being met.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets primarily relate to: i) research and development tax credit carryforwards; ii) net operating loss carryforwards; and iii) temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2023, we had a total of $13.0 million of deferred tax assets and $0.5 million of deferred tax liabilities for which we have recorded a $12.5 million valuation allowance.

We will continue to assess the level of valuation allowance required in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

Allowance for credit losses. We make judgments as to our ability to collect outstanding and unbilled receivables to reflect any estimated credit losses. The allowance is evaluated each quarter on a customer by customer basis and considers historical write-off experience with each customer, the number of days that any delinquent invoices are past due, and an evaluation of the potential risk of loss associated with any delinquent accounts. If the judgments we make to determine the allowance for credit losses do not reflect the future ability to collect outstanding receivables, additional provisions for credit losses may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU will be effective for the Company’s fiscal December 31, 2024 year-end and interim periods beginning in fiscal 2025, with early adoption permitted. We are assessing the impact of the standard on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU will be effective for the Company’s fiscal December 31, 2025 year-end, with early adoption permitted. We are assessing the impact of the standard on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments,” which amends the guidance on the impairment of financial instruments. The amendments in this update remove the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance removes all current recognition thresholds and introduces the new current expected credit loss (“CECL”) model which will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this standard as of January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aware, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Boston, Massachusetts

March 15, 2024

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$10,002	$11,749
Marketable securities	20,913	17,229
Accounts receivable, net	2,454	3,317
Unbilled receivables, net	1,401	2,929
Tax receivable	—	1,362
Prepaid expenses and other current assets	1,054	693
Total current assets	35,824	37,279
Property and equipment, net	579	726
Intangible assets, net	2,391	2,806
Goodwill	3,120	3,120
Note receivable	—	2,601
Right of use asset, net	4,260	4,538
Other long-term assets	122	122
Total assets	$46,296	$51,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280	$639
Accrued expenses	1,706	1,282
Current portion of operating lease liabilities	637	470
Deferred revenue	4,926	3,411
Total current liabilities	7,549	5,802
Long-term deferred revenue	611	322
Long-term operating lease liabilities	3,838	4,047
Long-term contingent acquisition payments	—	812
Total long-term liabilities	4,449	5,181
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; 21,017,892 and 21,093,447 shares issued and outstanding as of December 31, 2023 and 2022, respectively	210	211
Additional paid-in capital	99,405	98,306
Accumulated deficit	(65,512)	(58,198)
Accumulated other comprehensive income (loss)	195	(110)
Total stockholders’ equity	34,298	40,209
Total liabilities and stockholders’ equity	$46,296	$51,192

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE LOSS

(in thousands, except per share data)

	Year ended December 31,
	2023	2022
Revenue:
Software licenses	$9,529	$7,386
Software maintenance	7,674	7,111
Services and other	1,041	1,511
Total revenue	18,244	16,008
Costs and expenses:
Cost of services and other	1,273	1,260
Research and development	9,124	9,234
Selling and marketing	7,955	6,962
General and administrative	6,549	6,548
Loss on write-off of note receivable	2,695	—
Fair value adjustment to contingent acquisition payment	(812)	(107)
Gain on sale of property and equipment	—	(5,672)
Total costs and expenses	26,784	18,225
Operating loss	(8,540)	(2,217)
Interest and other income	1,285	540
Loss before provision for income taxes	(7,255)	(1,677)
Provision for income taxes	59	49
Net loss	$(7,314)	$(1,726)
Net loss per share – basic	$(0.35)	$(0.08)
Net loss per share – diluted	$(0.35)	$(0.08)
Weighted-average shares – basic	21,013	21,604
Weighted-average shares – diluted	21,013	21,604
Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	305	(110)
Comprehensive loss	$(7,009)	$(1,836)

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,314)	$(1,726)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	578	760
Gain on sale of fixed assets	—	(5,672)
Stock-based compensation	1,525	1,707
Interest receivable	(93)	(101)
Non-cash lease expense	237	128
Loss on write-off of note receivable	2,695	—
Change in fair value of contingent acquisition payments	(812)	(107)
Credit losses (recoveries)	(15)	344
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	648	332
Unbilled receivables	1,758	(71)
Prepaid expenses and other current assets	(613)	(406)
Tax receivable	1,361	49
Accounts payable	(359)	356
Accrued expenses	422	(628)
Deferred revenue	1,805	(7)
Net cash provided by (used in) operating activities	1,823	(5,042)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(730)
Proceeds from sale of fixed assets, net	—	8,547
Purchases of marketable securities	(9,128)	(18,555)
Sale of marketable securities	6,000	1,250
Investment in note receivable	—	(2,500)
Net cash used in investing activities	(3,144)	(11,988)
Cash flows from financing activities:
Proceeds from issuance of unrestricted stock	96	154
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(16)	(26)
Repurchase of common stock	(506)	(1,312)
Net cash used in financing activities	(426)	(1,184)
Decrease in cash and cash equivalents	(1,747)	(18,214)
Cash and cash equivalents, beginning of year	11,749	29,963
Cash and cash equivalents, end of year	$10,002	$11,749
Supplemental disclosure:
Cash paid for income taxes	$136	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	21,614	$216	$97,778	$(56,472)	$—	$41,522

Issuance of unrestricted stock	118	1	1	—	—	2
Shares surrendered by employees to pay taxes related to unrestricted stock	(10)	—	(26)	—	—	(26)
Issuance of common stock under employee stock purchase plan	76	1	151	—	—	152
Stock-based compensation expense	—	—	1,707	—	—	1,707
Repurchase of common stock	(705)	(7)	(1,305)	—	—	(1,312)
Other comprehensive loss	—	—	—	—	(110)	(110)
Net loss	—	—	—	(1,726)	—	(1,726)

Balance at December 31, 2022	21,093	211	98,306	(58,198)	(110)	40,209
						—
Issuance of unrestricted stock	164	2	(3)	—	—	(1)
Shares surrendered by employees to pay taxes related to unrestricted stock	(9)	—	(16)	—	—	(16)
Issuance of common stock under employee stock purchase plan	70	1	95	—	—	96
Stock-based compensation expense	—	—	1,525	—	—	1,525
Repurchase of common stock	(300)	(4)	(502)	—	—	(506)
Other comprehensive income	—	—	—	—	305	305
Net loss	—	—	—	(7,314)	—	(7,314)

Balance at December 31, 2023	21,018	$210	$99,405	$(65,512)	$195	$34,298

The accompanying notes are an integral part of the consolidated financial statements.

1 NATURE OF BUSINESS

We are a leading biometric identity platform company that validates and secures identities using proven and trusted adaptive biometrics solutions. Our portfolio enables government agencies and commercial entities to enroll, identify authenticate and enable using biometrics, which comprise physiological characteristics, such as fingerprints, faces, irises and voices.

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

Our products span multiple biometric modalities including fingerprint, face, iris and voice, and provide interoperable, standards-compliant, field-proven biometric functionality. Our products are used to capture, verify, format, compress and decompress biometric images as well as aggregate, analyze, process, match and transport those images and templates within biometric systems. For large deployments, we may provide project management and software engineering services. We sell our biometrics software products and services globally through a multifaceted distribution strategy using systems integrators, original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), partners, and directly to end user customers.

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

Use of Estimates – The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, goodwill and long-lived asset impairment, valuation of investment in note receivable, valuation of contingent acquisition payments, stock based compensation, income taxes, and allowance for credit losses.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $10.0 million and $11.7 million at December 31, 2023 and 2022, respectively. Marketable securities, which primarily include U.S. Treasuries and corporate bonds, were $20.9 million and $17.2 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, our assets that are measured at fair value on a recurring basis include the following (in thousands):

	Fair Value Measurement at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$7,848	$-	$-	$7,848
Marketable securities	20,913	-	-	20,913
Note receivable	-	-	-	-
Total assets	$28,761	$-	$-	$28,761

As of December 31, 2022, our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$10,967	$-	$-	$10,967
Marketable securities	17,229	-	-	17,229
Note receivable	-	-	2,601	2,601
Total assets	$28,196	$-	$2,601	$30,797

Liabilities:
Contingent acquisition payments	$-	$-	$812	$812
Total liabilities	$-	$-	$812	$812

The fair value of our contingent acquisition payments was $0 and $0.8 million as of December 31, 2023 and 2022, respectively. The $0.8 million decrease during the year ended December 31, 2023 was due to the end of the earnout period without the achievement of any earnout targets, resulting in no earnout payment being required. The fair value as of December 31, 2022 was determined using a Monte Carlo simulation.

Investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2023:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$15,331	$176	$(19)	$15,489
Corporate bonds	5,386	39	(1)	5,424
	$20,717	$215	$(20)	$20,913

	December 31, 2022:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$13,389	$24	$(100)	$13,313
Corporate bonds	3,950	—	(34)	3,916
	$17,339	$24	$(134)	$17,229

Changes in note receivable consisted of the following (in thousands):

Balance as of December 31, 2021	$—
Investment in Note Receivable	2,500
Accrued interest	101
Balance as of December 31, 2022	2,601
Accrued interest	94
Write-off of Note Receivable	(2,695)
Balance as of December 31, 2023	$—

The investment in the Note Receivable ("Note") with Omlis Limited ("Omlis"), a limited company incorporated and registered in England and Wales and the parent of MIRCAL Technologies Limited ("MIRACL"), was negotiated at an arm’s length basis and the total carrying value of the investment of $0 and $2.6 million is representative of the fair value of the investment as of December 31 2023 and 2022, respectively. The $2.7 million write off during the year ended December 31, 2023 was the result of the lack of recoverability of the Note due to liquidity concerns as of December 31, 2023. In addition, in January 2024, Omlis and MIRACL petitioned to enter the United Kingdom administration process. The deterioration of Omlis' liquidity, resulted in our uncertainty regarding the recoverability of the Note's carrying value. During the year ended December 31, 2022, there were no changes in the underlying assumptions of the Note. The change in fair value during the year ended December 31, 2022 was the result of accrued interest.

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

Allowance for Credit Losses – The Company's accounts receivable are subject to concentrations of credit risk. We maintain an allowance for credit losses that reflects any estimated credit losses. This allowance is evaluated each quarter on a customer by customer basis and considers historical write-off experience with each customer, the number of days that any delinquent invoices are past due, and an evaluation of the potential risk of loss associated with any delinquent accounts. We record the allowance in "general and administrative" expense in the Consolidated Statements of Operations. Account receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.

For the years ended December 31, 2023 and 2022, changes to and ending balances of the allowance for credit losses were as follows (in thousands):

	Years ended December 31,
	2023	2022
Allowance for credit losses balance - beginning of year	$188	$74
Additions to the allowance for credit losses	37	156
Deductions against the allowance for credit losses	(52)	(42)
Allowance for credit losses balance - end of year	$173	$188

In addition, for the years ended December 31, 2023 and 2022, the credit loss related to unbilled receivables was $0 and $230 thousand, respectively.

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

Leases – We account for a contract as a lease when we have the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine the initial classification and measurement of our operating right of use assets and lease liabilities at the lease commencement date and thereafter if modified. Fixed lease costs are recognized on a straight-line basis over the lease term. Variable lease costs are recognized in the period in which the obligation for those payments is incurred. We combine lease and non-lease components when determining lease costs for office space. The lease liability includes lease payments related to options to extend or renew the lease term if we are reasonably certain we will exercise those options. Our lease does not contain material residual value guarantees or restrictive covenants.

Goodwill – We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net assets acquired. Our estimates of fair value are based upon assumptions believed to be reasonable at the time, but such estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. Goodwill is not amortized but rather is tested for impairment annually in the fourth quarter or more frequently, if facts and circumstances warrant a review. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, decline in market capitalization, or unanticipated competition. We have determined that there is a single reporting unit for the purpose of conducting the goodwill impairment assessment. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, we determine that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. The quantitative goodwill impairment test requires us to estimate and compare the fair value of the reporting unit, determined using an income approach and a market approach, with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill.

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

As of December 31, 2023 and 2022, we had $3.1 million of goodwill. We performed a quantitative analysis during the years ended December 31, 2023 and 2022 and determined there were no impairment losses and to date, there have been no impairments of goodwill. There were no changes to the value of goodwill during the years ended December 31, 2023 and 2022.

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

We did not identify any events or changes in business circumstances that would indicate the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate during the years ended December 31, 2023 and 2022.

Revenue recognition - The core principle of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) is that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve that core principle, we apply the following five step model:

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2023 and 2022, none of our contracts contained a significant financing component.

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

5) Recognize revenue when or as we satisfy a performance obligation

We satisfy performance obligations either over time or at a point in time. Revenue is recognized over time if i) the customer simultaneously receives and consumes the benefits provided by our performance, ii) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or iii) our performance does not create an asset with an alternative use to us and we have an enforceable right to payment for performance completed to date. If we do not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

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

Also, with our acquisition of FortressID and adaption of our current products to be delivered in a hosted environment with AwareID, we expect to recognize revenue from our SaaS offerings ratably over the subscription period. For the years ended December 31, 2023 and 2022, we generated a de minimis amount of revenue from SaaS contracts.

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

Contract Balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual billing date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by deferred revenue until the performance obligation is satisfied. Our contract assets consist of unbilled receivables. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software maintenance contracts. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.

The following table presents changes in our contract assets and liabilities during the years ended December 31, 2023 and 2022 (in thousands):

	Balance at Beginning of period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2023
Contract Assets:
Unbilled receivables	$2,929	$4,356	$(5,884)	$1,401
Year ended December 31, 2022
Contract Assets:
Unbilled receivables	$3,087	$5,288	$(5,446)	$2,929

	Balance at Beginning of period	Billings	Revenue Recognized	Balance at End of Period
Year ended December 31, 2023
Contract Liabilities:
Deferred revenue	$3,733	$9,478	$(7,674)	$5,537
Year ended December 31, 2022
Contract Liabilities:
Deferred revenue	$3,740	$7,104	$(7,111)	$3,733

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 94% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The aggregate amount of the transaction price allocated to remaining performance obligations with a duration greater than one year, comprised of software maintenance contracts, was $0.6 million as of December 31, 2023.

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

We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact our tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statements of operations and comprehensive loss.

Capitalization of Software Costs – We capitalize certain costs to develop software products to be sold, leased, or marketed to external users after technological feasibility of the product has been established. No software costs were capitalized during the years ended December 31, 2023 and 2022, because such costs incurred between the period after technological feasibility to the product release were immaterial.

The Company capitalizes and amortizes certain direct costs associated with computer software developed or purchased for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company amortizes capitalized software costs generally over three to five years, commencing on the date the software is placed into service. No software costs were capitalized during the years ended December 31, 2023 and 2022, because such costs incurred after attainment of technological feasibility but before product release were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2023 and 2022, we had cash and cash equivalents, in excess of federally insured deposit limits of approximately $9.7 million and $11.5 million, respectively.

Concentration of credit risk with respect to net accounts receivable and unbilled receivables consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable and unbilled receivables at December 31:

	December 31,
	2023	2022
Customer A	16%	2%
Customer B	8%	12%
Customer C	-	26%

We had one customer in 2023 that represented 18% of revenue. No other customers represented over 10% of revenue in 2023 or 2022.

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

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2023	2022
United States	$11,953	$7,613
United Kingdom	1,524	1,717
Rest of world	4,767	6,678
	$18,244	$16,008

Revenue by product group was (in thousands):

	Year ended December 31,
	2023	2022
License and service contracts	$14,272	$12,937
Subscription-based contracts	3,972	3,071
	$18,244	$16,008

Revenue by product group consists of all associated revenue within the contract, including license revenue, maintenance revenue, and services and other revenue. Revenue by product group may be recognized at a point in time or over-time. These revenues are attributable to both contracts with fixed fees and guaranteed minimums.

Revenue by timing of transfer of goods or services was (in thousands):

	Year ended December 31,
	2023	2022
Goods or services transferred at a point in time	$8,223	$7,178
Goods or services transferred over time	10,021	8,830
	$18,244	$16,008

3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2023	2022
Building and improvements	162	146
Computer and office equipment	859	859
Purchased software	78	78
Furniture and fixtures	573	573
Total	1,672	1,656
Less accumulated depreciation	(1,093)	(930)
Property and equipment, net	$579	$726

Depreciation expense was $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

4. GAIN ON SALE OF PROPERTY AND EQUIPMENT

On July 15, 2022, we completed the sale of our former corporate headquarters to FDS Bedford, LLC located at 40 Middlesex Turnpike, Bedford, Massachusetts for total proceeds of $8.9 million less a brokerage commission of $0.3 million.

During the year ended December 31, 2022, we recorded a gain of $5.7 million on the sale and disposed of gross assets of $11.5 million and net book value of $2.9 million, of which $1.8 million was property and equipment and $1.1 million was land.

5. INTANGIBLE ASSETS

The carrying value of intangible assets and their estimated useful live as of December 31, 2023 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(715)	$1,965
Developed technology	5 and 7 years	710	(297)	413
Trade name / trademarks	3 and 7 years	30	(17)	13
		$3,420	$(1,029)	$2,391

The carrying value of intangible assets and their estimated useful live as of December 31, 2022 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(424)	$2,256
Developed technology	5 and 7 years	710	(180)	530
Trade name / trademarks	3 and 7 years	30	(10)	20
		$3,420	$(614)	$2,806

During the years ended December 31, 2023 and 2022 we recorded $0.4 million of amortization expense on intangible assets. The Company expects to record amortization for the years ended December 31 as follows (in thousands):

2024	$415
2025	405
2026	356
2027	345
2028	338
Thereafter	532
$2,391

6. SUBSCRIPTION AGREEMENT

On March 11, 2022, concurrently with our entry into a mutual reseller arrangement with MIRACL Technologies Limited ("MIRACL"), we entered into a subscription agreement with Omlis Limited, a limited company incorporated and registered in England and Wales and the parent of MIRACL ("Omlis"). We purchased $2.5 million of Omlis’ note receivable ("Note") that accrues interest at 5% annually with a maturity date of March 11, 2026.

Prior to maturity, we have the right to convert the Note into the securities issued in a future financing at a 20% discount from the price per share paid by the investors in that financing. If the Note remains outstanding on the maturity date, the Note shall, at the option of the holders of a majority of the outstanding Note, (i) be converted into the most senior shares in Omlis, (ii) be redeemed for payment in cash of the Note and all accrued but unpaid interest or (iii) remain outstanding.

In connection with the sale of the Note, Omlis granted us a right of first refusal for 18 months with respect to any proposed sale by Omlis of equity securities constituting 20% or more of the outstanding voting power of Omlis or all or substantially all of the assets of Omlis or any of its material subsidiaries. Also, in connection with the purchase of the Note, Omlis issued the Company a warrant that expired on September 11, 2023, which allowed us to purchase up to 8% of the total equity shares in Omlis at a price per share of $33.91.

We recorded the Note at fair value in accordance with ASC 825, Financial Instruments, which was $0 and $2.6 million as of December 31, 2023 and 2022, respectively. The accrued interest of $0.1 million as of December 31, 2022, was included in the fair value of the Note. For the year ended December 31, 2023 we recorded a fair value adjustment of $2.7 million, which included $0.2 million of accrued interest, to adjust the fair value to $0 as of December 31, 2023. The $2.7 million write off during the year ended December 31, 2023 was the result of the lack of recoverability of the Note due to liquidity concerns as of December 31, 2023. In addition, in January 2024, Omlis and MIRACL petitioned to enter the United Kingdom administration process. The deterioration of Omlis' liquidity resulted in our uncertainty regarding the recoverability of the Note's carrying value and the unlikelihood of a payout as an unsecured creditor from the administration process.

7. INCOME TAXES

We recorded a provision for income tax of $59 thousand and $49 thousand for the years ended December 31, 2023 and 2022, respectively. The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2023	2022
Current:
Federal	$(11)	$34
State	70	15
Provision for income taxes	$59	$49

The difference between the effective tax rate and the U.S federal statutory rates was driven primarily due to the change in valuation allowance of our deferred tax assets, state income taxes and stock-based compensation to the deferred tax assets in both 2023 and 2022. A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2023	2022
Federal statutory rate	21%	21%
State rate, net of federal benefit	7	12
Tax credits	(3)	(2)
Permanent adjustments	—	(1)
Change in valuation allowance	(19)	(24)
Stock compensation	(2)	—
Tax law change	(5)	—
Other	—	(9)
Effective tax rate	(1)%	(3)%

On October 4, 2023, Massachusetts enacted tax law changes which included the adoption of a single sales apportionment factor effective on January 1, 2025. As required under ASC 740, Income Taxes, we have accounted for the deferred tax impacts of this tax law change in the period the tax law was enacted, which has the impact of reducing our state deferred tax assets. The change in the deferred tax asset balance related to this was offset by a corresponding decrease in the valuation allowance.

Deferred income taxes - We had net deferred tax assets of $0.5 million and $.07 million as of December 31, 2023 and 2022, respectively. The principal components of deferred tax assets, net, were as follows at December 31 (in thousands):

	2023	2022
Stock-based compensation	$663	554
Research and development credits	6,623	$6,817
Capitalized research expense	3,094	1,557
Net operating loss	1,768	2,562
Loss on note receivable	644	—
Other	257	335
Total deferred tax assts	13,049	11,825
Valuation allowance	(12,504)	(11,115)
Deferred tax liabilities
Depreciation	(138)	(193)
Intangibles	(407)	(517)
Total deferred tax liabilities	(545)	(710)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2023, $6.6 million of our deferred tax assets relate to research and development credit carryforwards. Further, a significant portion of our deferred tax assets relates to federal and state research and development credits. These credits may only offset 75% of the tax liability after net operating loss carryforwards are utilized and thus, we have the risk that the credits could expire before utilization if sufficient taxable income in the carryforward periods doesn’t exist.

As of December 31, 2023, we had a federal net operating loss carryforward of $4.1 million, which may be available to offset future income tax liabilities. $3.5 million of those NOLs can be carried forward indefinitely and the remaining $0.6 million expire in 2037. As of December 31, 2023, we had State NOL carryforwards of $32.3 million, which expire at various dates though 2041.

We evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. The deferred tax assets are composed principally of net operating loss carryforwards, capitalized research costs and research and development credits. As part of this analysis, we gave more weight to recent, historical evidence than future projections as we consider the past more objective. Under the applicable accounting standards, we considered our history of losses and concluded that is more likely that we will not recognize the benefits of federal and state deferred tax assets. Therefore, we have recorded a full valuation allowance of $12.5 million and $11.1 million at December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we increased the valuation allowance by $1.4 million from the prior year end. We will continue to monitor the evidence and the realizability of our deferred tax assets in future periods. Should evidence regarding the realizability of our deferred tax assets change at a future point in time, we will adjust the valuation allowance as required.

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

Uncertain tax benefits - As of December 31, 2023 and 2022 we had $0.7 million of uncertain tax positions that were primarily related to our research and development tax credits. There were no changes to this amount during each of the years ended December 31, 2023 and 2022. The uncertain tax positions will impact our effective tax rate if realized.

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

8. EQUITY AND STOCK COMPENSATION PLANS

Stock Option Plan – During the year ended December 31, 2023. we had one active fixed stock option plan which was our 2001 Nonqualified Stock Plan (“2001 Plan”). We were authorized to grant nonqualified stock options, stock appreciation rights and stock awards to our employees and directors for up to 8,000,000 shares of common stock under this plan. As of December 31, 2023, there were 1,577,130 shares available for grant under the 2001 Plan. Subsequent to December 31, 2023, our shareholders approved the Aware, Inc. 2023 Equity and Incentive Plan, which replaced the 2001 Plan. See Note 13, Subsequent Events, for more information regarding the 2023 Equity and Incentive Plan.

Options are granted with exercise prices as determined by the Board of Directors and have a maximum term of ten years. Options generally vest over three to five years.

The following table presents stock-based compensation expenses included in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Year Ended December 31,
	2023	2022
Cost of services and other	$20	$21
Research and development	289	265
Selling and marketing	88	286
General and administrative	1,128	1,135
Stock-based compensation expense	$1,525	$1,707

Stock-based compensation expense in the preceding table includes expenses associated with grants of: i) stock options, ii) unrestricted shares of our common stock; and iii) performance share awards. The methods used to determine stock-based compensation expense for each type of equity grant are described in the following paragraphs.

Stock Option Grants. During the years ended December 31, 2023 and 2022, we did not grant any stock options. We estimate the fair value of stock options using the Black-Scholes valuation model.

The Black-Scholes valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We account for forfeitures as they occur. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Unrestricted Stock Grants. Our 2001 Plan permits us to grant shares of unrestricted stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

We granted 134,211 and 167,921 shares of unrestricted stock to directors, officers, and employees during the years ended December 31, 2023 and 2022, respectively. Of the shares granted in 2023, 67,104 were issued shortly after June 30, 2023 and 67,107 were issued shortly after December 31, 2023. Of the shares granted in 2022, 61,460 were issued shortly after June 30, 2022 and 46,461 were issued shortly after December 31, 2022. The remaining 60,000 shares of unrestricted stock granted to an officer is to be issued in four equal installments in February 2023, and August of 2023, 2024, and 2025.

Stock Options. Total options outstanding at December 31, 2023 and 2022 were as follows:

	2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,560,000	$4.96	3,240,000	$4.97
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(300,000)	4.94	(680,000)	5.00
Outstanding at end of year	2,260,000	$4.88	2,560,000	$4.96
Exercisable at year end	1,681,037	$4.94	25,000	$6.00

At December 31, 2023, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 6.98 and 6.92 years, respectively.

At December 31, 2023, the aggregate intrinsic value of options outstanding and exercisable was $0. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes the stock options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$4 to $5	2,053,750	$4.72	7.10	1,474,787	$4.72
$5 to $6	68,750	$5.50	5.76	68,750	$5.76
$6 to $7	68,750	$6.50	5.76	68,750	$5.76
$7 to $8	68,750	$7.50	5.76	68,750	$5.76
	2,260,000	$4.88	6.98	1,681,037	$4.94

At December 31, 2023, unrecognized compensation expense related to non-vested stock options was approximately $1.0 million, which is expected to be recognized over a weighted average period of 1.2 years.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan – In May 2021, we adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation in the 2021 ESPP is limited to $25,000 worth of stock for each calendar year, may be terminated at any time by the employee, and automatically ends on termination of employment. A total of 1,000,000 shares of common stock were reserved for issuance under the 2021 ESPP, and as of December 31, 2023, there were 800,844 shares available for future issuance thereunder. We issued 69,591 and 75,066 shares under the 2021 ESPP Plan during the years ended December 31, 2023 and 2022, respectively.

Share Purchases – On March 1, 2022, our Board of Directors authorized a stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. As of December 31, 2023 we have repurchased $1.8 million of our common stock pursuant to this program. During the years ended December 31, 2023 and 2022 we repurchased 299,780 and 705,201 shares of our common stock, respectively. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Directors discretion.

Dividends – We did not pay dividends in the years ended December 31, 2023 and 2022.

9. LEASES

We lease 20,730 rentable square feet at 76 Blanchard Road in Burlington, Massachusetts (the “Leased Space”) which has a term of ten years and six months, which includes a one-time termination right after seven years and six months. The term of the lease commenced on October 1, 2022, the date that the landlord notified us that the planned construction on the Leased Space was substantially complete. The lease provides for an aggregate of $8.2 million of rent payments over the lease term and also provides a renewal option for up to two additional terms of five years each.

The components of lease expense included in the consolidated statement of operations and comprehensive loss are as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Operating lease costs	$733	$182

Supplemental balance sheet information related to the Company's operating lease was as follows (in thousands):

	As of December 31,
	2023	2022
Operating lease right-of-use assets	$4,260	$4,538

Current portion, operating lease liabilities	637	470
Operating lease liabilities, long term	3,838	4,047
Total operating lease liabilities	$4,475	$4,517

Weighted average remaining lease term (years)	9.3	10.3
Weighted average incremental borrowing rate	10.1%	10.1%

The discount rate implicit in the lease was not readily determinable, and as such, we engaged a third-party valuation specialist to calculate the incremental borrowing rate (“IBR”). The IBR was determined as of the lease commencement date and was dependent on several factors including the amount of lease payments, our credit rating based on a collateralized borrowing, the lease term and the currency of the lease.

Future minimum lease payments for operating leases with initial remaining terms in excess of one year as of December 31, 2023 are as follows:

2024	$667
2025	687
2026	708
2027	729
2028	751
Thereafter	3,451
Total lease payments	6,993
Less implied interest	(2,518)
Total operating lease liabilities	$4,475

10. COMMITMENTS AND CONTINGENT LIABILITIES

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

Given the nature of the above obligations and agreements, we are unable to make a reasonable estimate of the maximum potential amount that we could be required to pay. Historically, we have not made any significant payments on the above guarantees and indemnifications, and no amount has been accrued in the accompanying consolidated financial statements with respect to these guarantees and indemnifications.

11. EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “401K Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the 401K Plan are at the discretion of the Board of Directors. Our contributions were $0.4 million in 2023 and 2022.

12. NET LOSS PER SHARE

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2023	2022
Stock options	2,533	2,982

Net loss per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2023	2022
Net loss	(7,314)	(1,726)
Shares outstanding:
Weighted-average common shares outstanding	21,013	21,604
Additional dilutive common stock equivalents	—	—
Diluted shares outstanding	21,013	21,604
Net loss per share – basic	$(0.35)	$(0.08)
Net loss per share - diluted	$(0.35)	$(0.08)

13. SUBSEQUENT EVENTS

2023 Equity and Incentive Plan - On January 17, 2024, our shareholders approved the Aware, Inc. 2023 Equity and Incentive Plan (the “2023 Plan”), which replaced our 2001 Plan. The 2023 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, dividend equivalent rights, and cash awards. An aggregate of 1,277,130 shares of our common stock is authorized for issuance pursuant to awards under the 2023 Plan, plus an additional number of shares equal to the number of shares of our common stock subject to awards granted under the 2001 Plan that expire or terminate without having been exercised, are forfeited or otherwise repurchased by us at the grantee’s original purchase price, or are withheld in payment of the exercise price of an option under the 2001 Plan or to satisfy tax withholding obligations with respect to such exercise, up to a maximum of 2,590,000 shares.

Options exchange program - On February 20, 2024, we completed an options exchange program, pursuant to which current employees holding stock options to purchase approximately 2.2 million shares of our common stock at weighted average exercise price of $4.88 per share (the “Old Options”), including stock options held by our executive officers to purchase approximately 2.2 million shares of our common stock, exchanged the Old Options for new stock options to purchase an aggregate 0.9 million shares of our common stock at an exercise price of $2.21 per share (the “New Options”). Each New Options will vest and become exercisable (a) with respect to 50% of the shares of common stock underlying such New Options on the first anniversary of the grant date and, (b) with respect to the remaining shares of common stock underlying such New Options, in twelve equal monthly installments thereafter, in each case subject to the continuous service of the employee holding such New Options. We expect to record an incremental $0.1 million in stock based compensation expense over the vesting period of the New Options.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Evaluation of Changes in Internal Control Over Financial Reporting

In October 2023, there was a significant change in our internal control over financial reporting resulting from the departure of our Chief Financial Officer and the subsequent promotion of our Controller to the position of Principal Financial Officer. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have concluded that the promotion of the Controller to the position of Principal Financial Officer has not materially affected the design or operation of our internal control over financial reporting. We have updated our internal control documentation in light of this organizational change.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our June 7, 2024 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our June 7, 2024 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our June 7, 2024 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our June 7, 2024 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our June 7, 2024 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a)
Financial Statements and Exhibits:

(b) Exhibits:

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

10.17

Lease dated as of March 1, 2022 by and between 76/80 Burlington Group, LLC and Aware, Inc. (filed as Exhibit 10.20 to Aware Inc. Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission and incorporated herein by reference).

10.18*

Employment Agreement between Aware, Inc. and Craig Herman dated August 9, 2022. (filed as Exhibit 10.18 to Aware Inc. Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission and incorporated herein by reference).

10.19*

Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference).

10.20*

Form of Incentive Stock Option Agreement under the Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference

10.21*

Form of Nonstatutory Stock Option Agreement under the Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference).

10.22*

Form of Restricted Stock Unit Aware Agreement under the Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference).

10.23*

Letter Agreement dated November 13, 2023 between Aware, Inc. and David Barcelo (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2023 and incorporated herein by reference).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Aware Inc. Compensation Recovery Policy.

101

The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2023 and December 31, 2022; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and December 31, 2022; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and December 31, 2022 and (v) Notes to Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWARE, INC.

By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

By:	/s/ David K. Traverse
David K. Traverse
Principal Financial Officer
Date: March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2024.

Signature	Title

/s/ Robert A. Eckel	Chief Executive Officer, President & Director
Robert A. Eckel	(Principal Executive Officer)

/s/ David K. Traverse	Principal Financial Officer
David K. Traverse	(Principal Financial Officer)

/s/ Brent P. Johnstone	Chairman of the Board & Director
Brent P. Johnstone

/s/ John S. Stafford, III	Director
John S. Stafford, III

/s/ Brian D. Connolly	Director
Brian D. Connolly
/s/ Gary Evee	Director
Gary Evee /s/ Peter Faubert	Director
Peter Faubert