Form 10-Q
period 2024-03-31
AWARE INC /MA/
filed 2024-05-03
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of April 24, 2024 was 21,085,234.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$14,315	$10,002
Marketable securities	14,214	20,913
Accounts receivable, net	3,756	2,454
Unbilled receivables, net	1,568	1,401
Prepaid expenses and other current assets	986	1,054
Total current assets	34,839	35,824

Property and equipment, net	543	579
Intangible assets, net	2,288	2,391
Goodwill	3,120	3,120
Right of use asset	4,188	4,260
Other long-term assets	122	122
Total assets	$45,100	$46,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$791	$280
Accrued expenses	1,031	1,706
Current portion of operating lease liabilities	642	637
Deferred revenue	4,941	4,926
Total current liabilities	7,405	7,549

Long-term deferred revenue	492	611
Long-term operating lease liabilities	3,779	3,838
Total long-term liabilities	4,271	4,449
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,085,234 as of March 31, 2024 and 21,017,892 as of December 31, 2023	212	210
Additional paid-in capital	99,567	99,405
Accumulated deficit	(66,494)	(65,512)
Accumulated other comprehensive income	139	195
Total stockholders’ equity	33,424	34,298

Total liabilities and stockholders’ equity	$45,100	$46,296

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Software licenses	$2,147	$2,105
Software maintenance	2,160	1,835
Services and other	114	365
Total revenue	4,421	4,305

Costs and expenses:
Cost of services and other revenue	276	298
Research and development	2,182	2,381
Selling and marketing	1,891	1,991
General and administrative	1,334	1,504
Total costs and expenses	5,683	6,174
Operating loss	(1,262)	(1,869)
Interest income	280	301
Net loss	$(982)	$(1,568)

Net loss per share – basic	$(0.05)	$(0.07)
Net loss per share – diluted	$(0.05)	$(0.07)
Weighted-average shares – basic	21,085	21,033
Weighted-average shares – diluted	21,085	21,033

Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(56)	147
Comprehensive loss	$(1,038)	$(1,421)

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(982)	$(1,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	149
Stock-based compensation	164	335
Interest on note receivable	—	(31)
Non-cash lease expense	17	173
Changes in assets and liabilities:
Accounts receivable	(1,302)	417
Unbilled receivables	(167)	(325)
Prepaid expenses and other current assets	(12)	(181)
Accounts payable	511	(15)
Accrued expenses	(675)	(502)
Deferred revenue	(104)	63
Net cash used in operating activities	(2,411)	(1,485)

Cash flows from investing activities:
Purchases of property and equipment	—	(16)
Purchase of marketable securities	—	(2,752)
Sale of marketable securities	6,724	1,250
Net cash provided by (used in) investing activities	6,724	(1,518)

Cash flows from financing activities:
Payments made for taxes of employees who surrendered shares related to unrestricted stock	—	(15)
Repurchase of common stock	—	(341)
Net cash used in financing activities	—	(356)

Increase (decrease) in cash and cash equivalents	4,313	(3,359)
Cash and cash equivalents, beginning of period	10,002	11,749
Cash and cash equivalents, end of period	$14,315	$8,390

Supplemental disclosure: Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2024
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity

Balance at December 31, 2023	21,018	$210	$99,405	$(65,512)	$195	$34,298

Issuance of unrestricted stock	67	2	(2)	—	—	—
Stock-based compensation expense	—	—	164	—	—	164
Repurchase of common stock	—	—	—	—	—	—
Other comprehensive loss					(56)
Net loss	—	—	—	(982)	—	(982)

Balance at March 31, 2024	21,085	$212	$99,567	$(66,494)	$139	$33,424

	For the Three Months Ended
	March 31, 2023
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity
Balance at December 31, 2022	21,093	$211	$98,306	$(58,198)	$(110)	$40,209

Issuance of unrestricted stock	62	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(9)	—	(15)	—	—	(15)
Repurchase of common stock	(191)	(2)	(339)	—	—	(341)
Stock-based compensation expense	—	—	335	—	—	335
Other comprehensive income	—	—	—	—	147	147
Net loss	—	—	—	(1,568)	—	(1,568)

Balance at March 31, 2023	20,955	$210	$98,286	$(59,766)	$37	$38,767

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Description of the Company and Basis of Presentation

Description of the Company

We are a global biometric platform company that uses data science, machine learning, and artificial intelligence to tackle everyday business and identity challenges through biometric solutions. Our portfolio enables government agencies and commercial entities to enroll, identify, authenticate and enable using biometrics, which comprise physiological characteristics, such as fingerprints, faces, irises and voices.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2023 in conjunction with our 2023 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive loss, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2024, and of operations and cash flows for the interim periods ended March 31, 2024 and 2023.

The results of operations for the interim periods ended March 31, 2024 are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of Aware, Inc. and its subsidiaries, Aware Security Corporation and Fortr3ss, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, reserves for credit losses, valuation of the investment in the note receivable, goodwill and long-lived asset impairment and valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU will be effective for our fiscal year ending on December 31, 2024 and interim periods beginning in fiscal 2025, with early adoption permitted. We are assessing the impact of the standard on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU will be effective for our fiscal year ending on December 31, 2025, with early adoption permitted. We are assessing the impact of the standard on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments,” which amends the guidance on the impairment of financial instruments. The amendments in this update remove the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance removes all current recognition thresholds and introduces the new current expected credit loss (“CECL”) model which will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We adopted this standard as of January 1, 2023 and the adoption did not have a material impact on our consolidated financial statements.

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

We categorize revenue as software licenses, software maintenance, or services and other. Revenue from software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. We recognize software maintenance revenue over time on a straight-line basis over the contract period. Services revenue is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met. Other revenue includes hardware sales that may be included in a software license, is recognized at a point in time upon delivery provided all other revenue recognition criteria are met.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. During the three month periods ended March 31, 2024 and 2023, none of our contracts contained a significant financing component.

Also, to the extent relevant in future periods with the adaption of our current products to be delivered in a hosted environment with AwareID, we expect to recognize revenue from our SaaS offerings in future periods. SaaS offerings will be recognized ratably over the subscription period. For the three months ended March 31, 2024 and 2023, we generated a de minimis amount of revenue from SaaS contracts.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer who is our chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$1,806	$2,054
United Kingdom	1,186	360
Turkey	604	399
Rest of World	825	1,492
	$4,421	$4,305

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended March 31,
	2024	2023
Goods or services transferred at a point in time	$1,274	$1,768
Goods or services transferred over time	3,147	2,537
	$4,421	$4,305

Revenue by product group was (in thousands):

	Three Months Ended March 31,
	2024	2023
License and service contracts	$3,230	$2,856
Subscription-based contracts	1,191	1,449
	$4,421	$4,305

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

The following tables present changes in our contract assets and liabilities during the three months ended March 31, 2024 and 2023 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2024
Contract assets:
Unbilled receivables	$1,401	$1,725	$(1,558)	$1,568

Three months ended March 31, 2023
Contract assets:
Unbilled receivables	$2,929	$2,340	$(1,786)	$3,483

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended March 31, 2024
Contract liabilities:
Deferred revenue	$5,537	$2,056	$(2,160)	$5,433

Three months ended March 31, 2023
Contract liabilities:
Deferred revenue	$3,733	$1,898	$(1,835)	$3,796

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 88% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of March 3,1 2024, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $4.0 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $14.3 million and $10.0 million as of March 31, 2024 and December 31, 2023, respectively. Marketable securities, which primarily consists of U.S. Treasuries and previously included corporate bonds, were $14.2 million and

$20.9 million as of March 31, 2024 and December 31, 2023, respectively. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at March 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$13,303	$—	$—	$13,303
Marketable securities	14,214	—	—	14,214
Total assets	$27,517	$—	$—	$27,517

	Fair Value Measurement at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$7,848	$—	$—	$7,848
Marketable securities	20,913	—	—	20,913
Note receivable	—	—	—	—
Total assets	$28,761	$—	$—	$28,761

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2024:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,075	$174	$(35)	$14,214
Corporate bonds	—	—	—	—
	$14,075	$174	$(35)	$14,214

	December 31, 2023:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$15,331	$177	$(19)	$15,489
Corporate bonds	5,386	39	(1)	5,424
	$20,717	$216	$(20)	$20,913

Note 4 – Intangible Assets

Intangible assets and their estimated useful lives as of March 31, 2024 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(787)	$1,893
Developed technology	5 and 7 years	710	(327)	383
Trade name trademarks	3 and 7 years	30	(18)	12
		$3,420	$(1,132)	$2,288

During the three months ended March 31, 2024 and 2023, we recorded $0.1 million of intangible assets amortization expense. We expect to record amortization expense for the remainder of 2024 and each subsequent year and thereafter as follows (in thousands):

2024	$311
2025	405
2026	356
2027	345
2028	338
Thereafter	533
$2,288

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

Note 6 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of services and other revenue	$2	$4
Research and development	10	61
Selling and marketing	16	25
General and administrative	136	245
Stock-based compensation expense	$164	$335

Stock Options - On January 17, 2024, our stockholders approved the Aware Inc. 2023 Equity Incentive Plan (the “2023 Plan”). Following approval of the 2023 Plan, we ceased making awards under our previous 2001 Nonqualified Stock Plan (as amended, the “2001 Plan”).

Also on January 17, 2024, our stockholders approved a stock option exchange program (the “Exchange Offer”) pursuant to which eligible employees, primarily consisting of our executive officers and senior management, were able to exchange certain stock options (the “Eligible Options”) for replacement stock options with modified terms (the “New Options”) as described below. We commenced the Exchange Offer on January 19, 2024, pursuant to the Offer to Exchange certain outstanding stock options for New Options under Aware’s 2023 Equity and Incentive Plan.

The Exchange Offer expired on February 20, 2024. Pursuant to the Exchange Offer, nine employees elected to exchange their Eligible Options, and we accepted for cancellation Eligible Options to purchase an aggregate of 2,180,000 shares of common stock, representing approximately 96% of the total shares of common stock underlying the Eligible Options. Following the expiration of the Exchange Offer, on February 20, 2024, we granted New Options to purchase 933,073 shares of Common Stock, pursuant to the terms of the Exchange Offer and our 2023 Equity and Incentive Plan.

The exercise price per share of the New Options granted pursuant to the Exchange Offer was $2.21 per share. Each New Option will vest and become exercisable, with respect to 50% of the shares of common stock underlying such New Option on the first anniversary of the grant date and, with respect to the remaining shares of common stock underlying such New Option, in twelve equal monthly installments thereafter, subject to the continuous service of the holder. The other terms and conditions of the New Options will be governed by the terms and conditions of the 2023 Plan and the nonstatutory stock option agreements entered into thereunder.

There was no incremental expense for the New Options as calculated using the Black-Scholes option pricing model. The unamortized expense remaining on the Eligible Options, as of the modification date, will be recognized over the new vesting schedule.

We did not grant any other stock options in the three months ended March 31, 2024 or 2023.

Restricted Stock Units - The 2023 Plan permits us to grant restricted stock units to our directors, officers, and employees. Upon vesting, each restricted stock unit entitles the recipient to receive a number of shares of common stock as set forth in the relevant restricted stock unit agreement. Stock-based compensation expense for restricted stock units is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We granted 200,814 restricted stock units to directors, officers, and employees during the three months ended March 31, 2024. Of the restricted stock units granted in the three months ended March 31, 2024, 140,814 are scheduled to vest in two equal installments shortly after June 30, 2024 and shortly after December 31, 2024. The remaining 60,000 restricted stock units were scheduled to be issued in 15,000 increments in July 2024 and January 2025, 2026 and 2027 but were forfeited during the three months ended March 31, 2024 as a result of an employee termination.

Unrestricted Stock Grants - Our 2001 Plan, which was replaced by our 2023 Plan, permitted us to grant shares of unrestricted shares of stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We issued 67,107 shares of unrestricted stock to directors, officers, and employees during the three months ended March 31, 2024 in settlement of previously issued unrestricted stock grants.

We granted 134,211 and issued 61,462 shares of unrestricted stock to directors, officers, and employees during the three months ended March 31, 2023. Of the shares granted in the three months ended March 31, 2023, 67,104 were issued shortly after June 30, 2023 and 67,107 were issued shortly after December 31, 2023.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. As of March 31, 2024 we have repurchased $1.8 million of our common stock pursuant to this program. During the three months ended March 31, 2024 and 2023 we repurchased 35 and 190,908 shares of our common stock, respectively. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Directors' discretion.

Note 7 – Income Taxes

During the three months ended March 31, 2024 and 2023, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2024 and December 31, 2023, we have a full valuation recorded against our net deferred tax assets.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Quarterly Report on Form 10-Q contains forward‑looking statements that involve substantial risks and uncertainties. You can identify these statements by forward‑looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward‑looking” information. However, we may not be able to predict future events accurately. The risk factors listed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward‑looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our business.

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

Revenue and operating loss for the three months ended March 31, 2024 were $4.4 million and $1.3 million, respectively. These results compared to revenue of $4.3 million and operating loss of $1.9 million for the three months ended March 31, 2023. The decrease in operating loss in the current three month period was primarily due to a $0.5 million decrease in operating expenses resulting from cost-control measures we implemented in the second half of 2023 and the first quarter of 2024, including a reduction of approximately ten percent of our headcount across all departments.

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

Software license revenue was $2.1 million in the three months ended March 31, 2024 and 2023. As a percentage of total revenue, software license revenue was 49% in the first quarter of 2024 and 2023.

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

Software maintenance revenue increased 18% from $1.8 million in the three months ended March 31, 2023 to $2.2 million in the three months ended March 31, 2024. As a percentage of total revenue, software maintenance revenue increased from 43% in the first quarter of 2023 to 49% in the current year quarter. For the three month period ended March 31, 2024, the increase in software maintenance revenue was primarily due to software maintenance related to our sales of perpetual software licenses.

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

Services and other revenue decreased 69% from $0.4 million in the three months ended March 31, 2023 to $0.1 million in the three months ended March 31, 2024. As a percentage of total revenue, services and other revenue decreased from 8% in the first quarter of 2023 to 3% in the current year quarter.

Services and other revenue fluctuate dependent on when we commence new projects and when we complete projects that were started in previous periods.

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

Cost of services and other revenue was $0.3 million in the three months ended March 31, 2023 and 2024. Cost of services and other revenue as a percentage of services and other revenue increased from 82% in the first quarter of 2023 to 242% in the current year quarter.

The increase in cost of services and other revenue as a percentage of services and other revenue for the three months ended March 31, 2024 was primarily due to additional hours required that exceed our fixed fee services contracts.

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

The classification of total engineering costs to research and development expense and cost of services and other revenue was (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$2,182	$2,381
Cost of services and other revenue	276	298
Total engineering costs	$2,458	$2,679

Total engineering costs decreased 8% from $2.7 million in the three months ended March 31, 2023 to $2.5 million in the three months ended March 31, 2024. As a percentage of total revenue, total engineering costs decreased from 62% in the three months ended March 31, 2023 to 57% in the same current year quarter in 2024. The spending decrease for the three months ended March 31, 2024 compared to the same prior year period was primarily due to decreased headcount.

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

Selling and marketing expense decreased 5% from $2.0 million in the three months ended March 31, 2023 to $1.9 million in the same three month period of 2024. As a percentage of total revenue, selling and marketing expense decreased from 46% in the first quarter of 2023 to 44% in the corresponding period in 2024.

The spending decrease for the three months ended March 31, 2024, compared to the same prior year period was primarily due to lower marketing spend.

We may expand our sales force and marketing efforts to address additional opportunities.

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

General and administrative expense decreased 11% from $1.5 million for the three months ended March 31, 2023 to $1.3 million for the three months ended March 31, 2024. As a percentage of total revenue, general and administrative was 35% in the first quarter of 2023 and 31% in the corresponding period of 2024.

The expense decrease for the three months ended March 31, 2024 compared to the same prior year periods was primarily due to the impact of lower headcount. Fluctuations of general and administrative expenses are expected depending on specific activities in a period.

Interest Income. Interest income was $0.3 million in the three months ended March 31, 2024 and 2023.

Income taxes. We had no income tax expense for the three months ended March 31, 2024 and 2023.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

At March 31, 2024, we had cash, cash equivalents and marketable securities of $28.5 million, which represented a decrease of $2.4 million from December 31, 2023. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of $2.3 million of cash used in operating activities.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended March 31, 2024. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On November 30, 2023, we announced that our Board of Directors had approved the extension of our previously announced 2022 Repurchase Plan through December 31, 2025. The 2022 Repurchase Plan authorizes the Company to repurchase of up to $10,000,000 of our common stock from time to time. During the three months ended March 31, 2024 we purchased 35 shares under this plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans of Programs
January 1, to 31, 2024	35	$1.55	35	$8,182,358
February 1 to 29, 2024	-	$—	-	$8,182,358
March 1 to 31, 2024	-	$—	-	$8,182,358
Total	35	$1.55	35

As of March 31, 2024 the dollar value of shares that may be purchased under the plan is $8,182,358.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

None.

ITEM 5: Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6: Exhibits

(a) Exhibits

Exhibit 3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

Exhibit 3.2	Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).

Exhibit 10.1	Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference).

Exhibit 10.2

Form of Incentive Stock Option Agreement Under the Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference).

Exhibit 10.3

Form of Nonstatutory Stock Option Agreement Under the Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference).

Exhibit 10.4

Form of Restricted Stock Unit Award Agreement Under the Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference).

Exhibit 10.5*	Employment Agreement dated as of January 16, 2024 by and between Aware Inc. and Arthur Girdwood-Naddell.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, ii) Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2024 and 2023 iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 iv) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	May 3, 2024	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	May 3, 2024	By:	/s/ David K. Traverse
David K. Traverse
Principal Financial Officer