Form 10-Q
period 2024-06-30
AWARE INC /MA/
filed 2024-08-09
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2024 was 21,183,608.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$11,511	$10,002
Marketable securities	15,911	20,913
Accounts receivable, net	3,657	2,454
Unbilled receivables, net	1,299	1,401
Prepaid expenses and other current assets	753	1,054
Total current assets	33,131	35,824

Property and equipment, net	553	579
Intangible assets, net	2,184	2,391
Goodwill	3,120	3,120
Right of use asset	4,115	4,260
Other long-term assets	122	122
Total assets	$43,225	$46,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$603	$280
Accrued expenses	1,211	1,706
Current portion of operating lease liabilities	646	637
Deferred revenue	4,025	4,926
Total current liabilities	6,485	7,549

Long-term deferred revenue	419	611
Long-term operating lease liabilities	3,719	3,838
Total long-term liabilities	4,138	4,449
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,113,202 as of June 30, 2024 and 21,017,892 as of December 31, 2023	212	210
Additional paid-in capital	99,850	99,405
Accumulated deficit	(67,583)	(65,512)
Accumulated other comprehensive income	123	195
Total stockholders’ equity	32,602	34,298

Total liabilities and stockholders’ equity	$43,225	$46,296

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Software licenses	$1,815	$1,039	$3,962	$3,145
Software maintenance	2,154	1,767	4,314	3,602
Services and other	353	378	467	743
Total revenue	4,322	3,184	8,743	7,490

Costs and expenses:
Cost of services and other revenue	270	325	546	623
Research and development	1,867	2,265	4,049	4,646
Selling and marketing	2,091	1,956	3,982	3,947
General and administrative	1,435	1,574	2,769	3,079
Total costs and expenses	5,663	6,120	11,346	12,295
Operating loss	(1,341)	(2,936)	(2,603)	(4,805)
Interest income	291	284	571	585
Loss before provision for income taxes	(1,050)	(2,652)	(2,032)	(4,220)
Provision for income taxes	39	—	39	—
Net loss	$(1,089)	$(2,652)	$(2,071)	$(4,220)

Net loss per share – basic	$(0.05)	$(0.13)	$(0.10)	$(0.20)
Net loss per share – diluted	$(0.05)	$(0.13)	$(0.10)	$(0.20)
Weighted-average shares – basic	21,095	20,968	21,089	21,001
Weighted-average shares – diluted	21,095	20,968	21,089	21,001

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(16)	(128)	123	(91)
Comprehensive loss	$(1,105)	$(2,780)	$(1,948)	$(4,311)

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,071)	$(4,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279	298
Stock-based compensation	407	738
Interest on note receivable	—	(62)
Allowance for credit losses	8	(33)
Non-cash lease expense	35	195
Changes in assets and liabilities:
Accounts receivable	(1,210)	(699)
Unbilled receivables	101	141
Prepaid expenses and other current assets	192	(107)
Tax receivable	—	(136)
Accounts payable	323	(44)
Accrued expenses	(49)	(396)
Deferred revenue	(1,094)	626
Net cash used in operating activities	(3,079)	(3,699)

Cash flows from investing activities:
Purchases of property and equipment	(45)	(16)
Purchase of marketable securities	(3,933)	(7,917)
Sale of marketable securities	8,974	3,500
Net cash provided by (used in) investing activities	4,996	(4,433)

Cash flows from financing activities:
Proceeds from issuance of common stock	38	52
Payments made for taxes of employees who surrendered shares related to unrestricted stock	—	(15)
Repurchase of common stock	—	(341)
Net cash provided by (used in) financing activities	38	(304)

Increase (decrease) in cash and cash equivalents	1,955	(8,436)
Cash and cash equivalents, beginning of period	10,002	11,749
Cash and cash equivalents, end of period	$11,957	$3,313

Supplemental disclosure: Cash paid for income taxes	$13	$136

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three and Six Months Ended
	June 30, 2024
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity

Balance at December 31, 2023	21,018	$210	$99,405	$(65,512)	$195	$34,298

Issuance of unrestricted stock	67	2	(2)	—	—	—
Stock-based compensation expense	—	—	164	—	—	164
Other comprehensive loss					(56)	(56)
Net loss	—	—	—	(982)	—	(982)

Balance at March 31, 2024	21,085	$212	$99,567	$(66,494)	$139	$33,424

Issuance of common stock under employee stock purchase plan	28	—	40	—	—	40
Stock-based compensation expense	—	—	243	—	—	243
Other comprehensive loss	—	—	—	—	(16)	(16)
Net loss	—	—	—	(1,089)	—	(1,089)

Balance at June 30, 2024	21,113	$212	$99,850	$(67,583)	$123	$32,602

	For the Three and Six Months Ended
	June 30, 2023
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity
Balance at December 31, 2022	21,093	$211	$98,306	$(58,198)	$(110)	$40,209

Issuance of unrestricted stock	62	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(9)	—	(15)	—	—	(15)
Repurchase of common stock	(191)	(2)	(339)	—	—	(341)
Stock-based compensation expense	—	—	335	—	—	335
Other comprehensive income	—	—	—	—	147	147
Net loss	—	—	—	(1,568)	—	(1,568)

Balance at March 31, 2023	20,955	$210	$98,286	$(59,766)	$37	$38,767

Issuance of common stock under employee stock purchase plan	38	1	51	—	—	52
Stock-based compensation expense	—	—	403	—	—	403
Other comprehensive loss	—	—	—	—	(128)	(128)
Net loss	—	—	—	(2,652)	—	(2,652)

Balance at June 30, 2023	20,993	$211	$98,740	$(62,418)	$(91)	$36,442

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

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive loss, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2024, and of operations and cash flows for the interim periods ended June 30, 2024 and 2023.

The results of operations for the interim periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the year.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. During the three and six month periods ended June 30, 2024 and 2023, none of our contracts contained a significant financing component.

Also, to the extent relevant in future periods with the adoption of our current products to be delivered in a hosted environment with AwareID, we expect to recognize revenue from our SaaS offerings in future periods. SaaS offerings will be recognized ratably over the subscription period. For the three and six months ended June 30, 2024 and 2023, we generated a de minimis amount of revenue from SaaS contracts.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer who is our chief operating decision maker. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$1,735	$2,064	$3,379	$4,118
United Kingdom	1,307	251	2,493	667
Rest of World	1,280	869	2,871	2,705
	$4,322	$3,184	$8,743	$7,490

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Goods or services transferred at a point in time	$1,369	$733	$2,640	$2,502
Goods or services transferred over time	2,953	2,451	6,103	4,988
	$4,322	$3,184	$8,743	$7,490

Revenue by product group was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
License and service contracts	$3,631	$2,748	$6,861	$5,605
Subscription-based contracts	691	436	1,882	1,885
	$4,322	$3,184	$8,743	$7,490

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

The following tables present changes in our contract assets and liabilities during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended June 30, 2024
Contract assets:
Unbilled receivables	$1,568	$411	$(680)	$1,299

Three months ended June 30, 2023
Contract assets:
Unbilled receivables	$3,483	$620	$(1,283)	$2,820

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended June 30, 2024
Contract liabilities:
Deferred revenue	$5,433	$1,165	$(2,154)	$4,444

Three months ended June 30, 2023
Contract liabilities:
Deferred revenue	$3,796	$2,330	$(1,767)	$4,359

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2024
Contract assets:
Unbilled receivables	$1,401	$2,136	$(2,238)	$1,299

Six months ended June 30, 2023
Contract assets:
Unbilled receivables	$2,929	$2,960	$(3,069)	$2,820

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Six months ended June 30, 2024
Contract liabilities:
Deferred revenue	$5,537	$3,221	$(4,314)	$4,444

Six months ended June 30, 2023
Contract liabilities:
Deferred revenue	$3,733	$4,228	$(3,602)	$4,359

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 96% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of June 30, 2024, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $3.6 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $11.5 million and $10.0 million as of June 30, 2024 and December 31, 2023, respectively. Marketable securities, which primarily consists of U.S. Treasuries and previously included corporate bonds, were $15.9 million and $20.9 million as of June 30, 2024 and December 31, 2023, respectively. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at June 30, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$10,382	$—	$—	$10,382
Marketable securities	15,911	—	—	15,911
Total assets	$26,293	$—	$—	$26,293

	Fair Value Measurement at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$7,848	$—	$—	$7,848
Marketable securities	20,913	—	—	20,913
Note receivable	—	—	—	—
Total assets	$28,761	$—	$—	$28,761

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2024:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$15,788	$162	$(39)	$15,911
	$15,788	$162	$(39)	$15,911

	December 31, 2023:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$15,331	$177	$(19)	$15,489
Corporate bonds	5,386	39	(1)	5,424
	$20,717	$216	$(20)	$20,913

Note 4 – Intangible Assets

Intangible assets and their estimated useful lives as of June 30, 2024 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(860)	$1,820
Developed technology	5 and 7 years	710	(356)	354
Trade name trademarks	3 and 7 years	30	(20)	10
		$3,420	$(1,236)	$2,184

During each of the three months ended June 30, 2024 and 2023, we recorded $0.1 million of intangible assets amortization expense, and during each of the six months ended June 30, 2024 and 2023, we recorded $0.2 million of intangible assets amortization expense. We expect to record amortization expense for the remainder of 2024 and each subsequent year and thereafter as follows (in thousands):

2024	$207
2025	405
2026	356
2027	345
2028	338
Thereafter	533
$2,184

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

Note 6 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of services and other revenue	$—	$4	$2	$12
Research and development	11	59	20	176
Selling and marketing	14	25	29	79
General and administrative	218	315	356	541
Stock-based compensation expense	$243	$403	$407	$808

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

We did not grant any other stock options and no stock options were exercises in the three or six months ended June 30, 2024 or 2023.

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

We granted 84,000 and 284,814 restricted stock units to directors, officers, and employees during the three and six months ended June 30, 2024, 2024, respectively. Of the restricted stock units granted in the six months ended June 30, 2024, 140,814 are scheduled to vest in two equal installments shortly after June 30, 2024 and shortly after December 31, 2024. Also, 60,000 restricted stock units are scheduled to be issued in 15,000 increments in October 2024, and April 2025, 2026 and 2027. Also, 24,000 restricted stock units are scheduled to be issued in 6,000 increments in December 2024 and June 2025, 2026 and 2027. Also, 60,000 restricted stock units were scheduled to be issued in 15,000 increments in July 2024 and January 2025, 2026 and 2027 but were forfeited in April 2024 as a result of an employee termination.

Unrestricted Stock Grants - Our 2001 Plan, which was replaced by our 2023 Plan, permitted us to grant shares of unrestricted shares of stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We issued 0 and 67,107 shares of unrestricted stock to directors, officers, and employees during the three and six months ended June 30, 2024 in settlement of previously issued unrestricted stock grants.

We granted 0 and 134,211 and issued 0 and 61,462 shares of unrestricted stock to directors, officers, and employees during the three and six months ended June 30, 2023. Of the shares granted in the six months ended June 30, 2023, 67,104 were issued shortly after June 30, 2023 and 67,107 were issued shortly after December 31, 2023.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. As of June 30, 2024 we have repurchased $1.8 million of our common stock pursuant to this program. During the six months ended June 30, 2024 we purchased 35 shares of common stock. During the six months ended June 30, 2023 we purchased 190,908 shares of common stock. We did not purchase any shares of our common stock during the three months ended June 30, 2024 or 2023. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Directors' discretion.

Note 7 – Income Taxes

During the three and six months ended June 30, 2024, we recorded an income tax provision of $39 thousand.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2024 and December 31, 2023, we have a full valuation recorded against our net deferred tax assets.

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

Revenue and operating loss for the three months ended June 30 2024 were $4.3 million and $1.4 million, respectively. These results compared to revenue of $3.2 million and operating loss of $2.9 million for the three months ended June 30, 2023. The decrease in operating loss in the current three month period was primarily due to a $1.3 million increase in revenue and $0.5 million decrease in operating expenses resulting from cost-control measures we implemented in the second half of 2023 and the first quarter of 2024, including a reduction of approximately ten percent of our headcount across all departments.

Revenue and operating loss for the six months ended June 30 2024 were $8.7 million and $2.6 million, respectively. These results compared to revenue of $7.5 million and operating loss of $4.8 million for the six months ended June 30, 2023. The decrease in operating loss in the current six month period was primarily due to a $1.2 million increase in revenue and a $0.9 million decrease in operating expenses resulting from cost-control measures we implemented in the second half of 2023 and the first quarter of 2024, including a reduction of approximately ten percent of our headcount across all departments.

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

Software license revenue increased 75% from $1.0 million in the three months ended June 30, 2023 to $1.8 million for the three months ended June 30, 2024. As a percentage of total revenue, software license revenue increased from 33% in the second quarter of 2023 to 42% in the current year quarter.

Software license revenue increased 26% from $3.1 million in the six months ended June 30, 2023 to $4.0 million for the six months ended June 30, 2024. As a percentage of total revenue, software license revenue increased from 42% in the six months ended June 30, 2023 to 45% in the current year period.

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

Software maintenance revenue increased 22% from $1.8 million in the three months ended June 30, 2023 to $2.2 million in the three months ended June 30, 2024. As a percentage of total revenue, software maintenance revenue decreased from 55% in the second quarter of 2023 to 50% in the current year second quarter. For the three month period ended June 30, 2024, the increase in software maintenance revenue was primarily due to software maintenance related to our sales of perpetual software licenses.

Software maintenance revenue increased 20% from $3.6 million in the six months ended June 30, 2023 to $4.3 million in the in the six month period ended June 30, 2024. As a percentage of total revenue, software maintenance revenue increased from 48% in the first six months of 2023 to 49% in the current year period. For the six month period ended June 30, 2024, the increase in software maintenance revenue was primarily due to software maintenance related to our sales of perpetual software licenses.

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

Services and other revenue was $0.4 million in each of the three month periods ended June 30, 2024 and 2023. As a percentage of total revenue, services and other revenue decreased from 12% in the second quarter of 2023 to 8% in the current year quarter.

Services and other revenue decreased 37% from $0.7 million in the six months ended June 30, 2023 to $0.5 million in the six months ended June 30, 2024. As a percentage of total revenue, services and other revenue decreased from 10% in the six months ended June 30, 2023 to 5% in the current year period.

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

Cost of services and other revenue was $0.3 million in each of the three month periods ended June 30, 2024 and 2023. Cost of services and other revenue as a percentage of services and other revenue decreased from 86% in the second quarter of 2023 to 76% in the current year second quarter.

Cost of services and other revenue decreased 12% from $0.6 million in the six months ended June 30, 2023 to $0.5 million in the current year period. Cost of services and other revenue as a percentage of services and other revenue increased from 84% in the six months ended June 30, 2023 to 117% in the current year period.

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

The classification of total engineering costs to research and development expense and cost of services and other revenue was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$1,867	$2,265	$4,049	$4,646
Cost of services and other revenue	270	325	546	623
Total engineering costs	$2,137	$2,590	$4,595	$5,269

Total engineering costs decreased 17% from $2.6 million in the three months ended June 30, 2023 to $2.1 million in the three months ended June 30, 2024. As a percentage of total revenue, total engineering costs decreased from 81% in the three months ended June 30, 2023 to 50% in the same current year quarter in 2024.

Total engineering costs decreased 13% from $5.3 million in the six months ended June 30, 2023 to $4.6 million in the six months ended June 30, 2024. As a percentage of total revenue, total engineering costs decreased from 70% in the six months ended June 30, 2023 to 53% in the same current year period in 2024.

The spending decreases for the three and six months ended June 30, 2024 compared to the same prior year period were primarily due to decreased headcount. We anticipate that we will continue to focus our future research and development activities on enhancing our existing products and developing new products with our growing internal resources.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense increased 7% from $2.0 million in the three months ended June 30, 2023 to $2.1 million in the same three month period of 2024. As a percentage of total revenue, selling and marketing expense decreased from 61% in the second quarter of 2023 to 49% in the corresponding period in 2024.

Selling and marketing expense increased 1% from $3.9 million in the six months ended June 30, 2023 to $4.0 million in the same six month period of 2024. As a percentage of total revenue, selling and marketing expense decreased from 53% in the second quarter of 2023 to 46% in the corresponding period in 2024.

The spending increases for the three and six months ended June 30, 2024, compared to the same prior year periods were primarily due to increased travel expense.

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

General and administrative expense decreased 9% from $1.6 million for the three months ended June 30, 2023 to $1.4 million for the three months ended June 30, 2024. As a percentage of total revenue, general and administrative was 49% in the second quarter of 2023 and 33% in the corresponding period of 2024.

General and administrative expense decreased 10% from $3.1 million for the six months ended June 30, 2023 to $2.8 million for the six months ended June 30, 2024. As a percentage of total revenue, general and administrative was 41% in the six months ended June 30, 2024 and 32% in the corresponding period of 2024.

The expense decreases for the three and six months ended June 30, 2024 compared to the same prior year periods were primarily due to the impact of lower headcount. Fluctuations of general and administrative expenses are expected depending on specific activities in a period.

Interest Income. Interest income was $0.3 million in each of the three months ended June 30, 2024 and 2023 and $0.6 million in each of the six months ended June 30, 2024 and 2023.

Income taxes. Total income tax expense was $39 thousand and $0 for the three months ended June 30, 2024 and 2023, respectively and $39 thousand and $0 for the six months ended June 30, 2024 and 2023, respectively. The income tax expense relates to limitations on the usage of net operating loss carryforwards generated in years beginning after December 31, 2017.

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

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

At June 30, 2024, we had cash, cash equivalents and marketable securities of $27.4 million, which represented a decrease of $3.5 million from December 31, 2023. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of $3.5 million of cash used in operating activities.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the date of this filing and to meet our known long-term cash requirements. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. If we require additional capital resources, we may utilize available funds or seek external financing, which may not be available on terms we find attractive or at all.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three and six months ended June 30, 2024. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On November 30, 2023, we announced that our Board of Directors had approved the extension of our previously announced 2022 Repurchase Plan through December 31, 2025. The 2022 Repurchase Plan authorizes the Company to repurchase of up to $10,000,000 of our common stock from time to time. We did not purchase any shares under this plan or otherwise during the three months ended June 30, 2024.

As of June 30, 2024 the remaining dollar value of shares that may be purchased under the plan is $8,182,358.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

None.

ITEM 5: Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, ii) Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2024 and 2023 iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 iv) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	August 9, 2024	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	August 9, 2024	By:	/s/ David K. Traverse
David K. Traverse
Chief Financial Officer