Form 10-Q
period 2024-09-30
AWARE INC /MA/
filed 2024-11-01
CIK 1015739

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 000-21129

AWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2911026
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

76 Blanchard Road, Burlington, Massachusetts, 01803

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2024 was 21,203,919.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$11,223	$10,002
Marketable securities	16,167	20,913
Accounts receivable, net	4,038	2,454
Unbilled receivables, net	1,408	1,401
Prepaid expenses and other current assets	1,012	1,054
Total current assets	33,848	35,824

Property and equipment, net	515	579
Intangible assets, net	2,080	2,391
Goodwill	3,120	3,120
Right of use asset	4,040	4,260
Other long-term assets	122	122
Total assets	$43,725	$46,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$816	$280
Accrued expenses	1,303	1,706
Current portion of operating lease liabilities	651	637
Deferred revenue	5,062	4,926
Total current liabilities	7,832	7,549

Long-term deferred revenue	345	611
Long-term operating lease liabilities	3,657	3,838
Total long-term liabilities	4,002	4,449
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,194,071 as of September 30, 2024 and 21,017,892 as of December 31, 2023	212	210
Additional paid-in capital	100,057	99,405
Accumulated deficit	(68,751)	(65,512)
Accumulated other comprehensive income	373	195
Total stockholders’ equity	31,891	34,298

Total liabilities and stockholders’ equity	$43,725	$46,296

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Software licenses	$1,175	$4,391	$5,137	$7,535
Software maintenance	2,257	1,889	6,571	5,491
Services and other	417	101	884	844
Total revenue	3,849	6,381	12,592	13,870

Costs and expenses:
Cost of services and other revenue	270	410	817	1,033
Research and development	1,873	2,264	5,922	6,909
Selling and marketing	1,856	2,171	5,838	6,118
General and administrative	1,317	1,601	4,086	4,679
Fair value adjustment to contingent acquisition payment	—	(812)	—	(812)
Total costs and expenses	5,316	5,634	16,663	17,927
Operating (loss) income	(1,467)	747	(4,071)	(4,057)
Interest income	315	397	886	982
Loss before provision for income taxes	(1,152)	1,144	(3,185)	(3,075)
Provision for income taxes	15	—	54	—
Net (loss) income	$(1,167)	$1,144	$(3,239)	$(3,075)

Net (loss) income per share – basic	$(0.06)	$0.05	$(0.15)	$(0.15)
Net (loss) income per share – diluted	$(0.06)	$0.05	$(0.15)	$(0.15)
Weighted-average shares – basic	21,186	21,049	21,123	21,017
Weighted-average shares – diluted	21,186	21,131	21,123	21,017

Other comprehensive (loss) income, net of tax:
Unrealized gain on available-for-sale securities	250	43	373	62
Comprehensive loss	$(917)	$1,187	$(2,866)	$(3,013)

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,239)	$(3,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	437
Stock-based compensation	627	1,097
Interest on note receivable	—	(93)
Allowance for credit losses	53	—
Non-cash lease expense	53	218
Change in fair value of contingent acquisition payment	—	(812)
Changes in assets and liabilities:
Accounts receivable	(1,637)	(3,432)
Unbilled receivables	(7)	1,387
Prepaid expenses and other current assets	(118)	(459)
Tax receivable	—	1,355
Accounts payable	750	(408)
Accrued expenses	(616)	363
Deferred revenue	(131)	2,180
Net cash used in operating activities	(3,844)	(1,242)

Cash flows from investing activities:
Purchases of property and equipment	(45)	(16)
Purchase of marketable securities	(5,139)	(9,128)
Sale of marketable securities	10,224	4,750
Net cash provided by (used in) investing activities	5,040	(4,394)

Cash flows from financing activities:
Proceeds from issuance of common stock	37	52
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(12)	(15)
Repurchase of common stock	—	(467)
Net cash provided by (used in) financing activities	25	(430)

Increase (decrease) in cash and cash equivalents	1,221	(6,066)
Cash and cash equivalents, beginning of period	10,002	11,749
Cash and cash equivalents, end of period	$11,223	$5,683

Supplemental disclosure: Cash paid for income taxes	$98	$136

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three and Nine Months Ended
	September 30, 2024
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity

Balance at December 31, 2023	21,018	$210	$99,405	$(65,512)	$195	$34,298

Issuance of unrestricted stock	67	2	(2)	—	—	—
Stock-based compensation expense	—	—	164	—	—	164
Other comprehensive loss					(56)	(56)
Net loss	—	—	—	(982)	—	(982)

Balance at March 31, 2024	21,085	$212	$99,567	$(66,494)	$139	$33,424

Issuance of common stock under employee stock purchase plan	28	—	40	—	—	40
Stock-based compensation expense	—	—	243	—	—	243
Other comprehensive loss	—	—	—	—	(16)	(16)
Net loss	—	—	—	(1,090)	—	(1,090)

Balance at June 30, 2024	21,113	212	99,850	(67,584)	123	32,601

Issuance of unrestricted stock	86	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(5)	(1)	(12)	—	—	(13)
Stock-based compensation expense	—	—	220	—	—	220
Other comprehensive loss	—	—	—	—	250	250
Net loss	—	—	—	(1,167)	—	(1,167)

Balance at September 30, 2024	21,194	212	100,057	(68,751)	373	31,891

	For the Three and Nine Months Ended
	September 30, 2023
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity
Balance at December 31, 2022	21,093	$211	$98,306	$(58,198)	$(110)	$40,209

Issuance of unrestricted stock	62	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(9)	—	(15)	—	—	(15)
Repurchase of common stock	(191)	(2)	(339)	—	—	(341)
Stock-based compensation expense	—	—	335	—	—	335
Other comprehensive income	—	—	—	—	147	147
Net loss	—	—	—	(1,568)	—	(1,568)

Balance at March 31, 2023	20,955	$210	$98,286	$(59,766)	$37	$38,767

Issuance of common stock under employee stock purchase plan	38	1	51	—	—	52
Stock-based compensation expense	—	—	403	—	—	403
Other comprehensive loss	—	—	—	—	(128)	(128)
Net loss	—	—	—	(2,651)	—	(2,651)

Balance at June 30, 2023	20,993	211	98,740	(62,417)	(91)	36,443

Issuance of common stock under employee stock purchase plan	106	—	2	—	—	2
Repurchase of common stock	(81)	(1)	(125)	—	—	(126)
Stock-based compensation expense	—	—	359	—	—	359
Other comprehensive loss	—	—	—	—	43	43
Net loss	—	—	—	1,144	—	1,144

Balance at September 30, 2023	21,018	$210	$98,976	$(61,273)	$(48)	$37,865

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

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive loss, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2024, and of operations and cash flows for the interim periods ended September 30, 2024 and 2023.

The results of operations for the interim periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the year.

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

The amount of consideration is typically not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. However, during the three and nine months ended September 30, 2024, we identified one contract that contains a significant financing component, due to the inclusion of extended payment terms exceeding one year.

For this contract, we have adjusted the transaction price to reflect the time value of money using an interest rate of 11%. The financing component resulted in the recognition of $2,000 in interest income during the periods. The total amount of revenue recognized in the three and nine months ended September 30, 2024 from this contract was $0.2 million, excluding the financing adjustment.

Also, as we expand our Software as a Service (SaaS) offerings, including AwareID, revenue from SaaS contracts will be recognized ratably over the subscription period. For the three and nine months ended September 30, 2024, we generated $0.1 million of revenue from SaaS contracts, which is included in maintenance revenue. For the three and nine months ended September 30, 2023, we generated a de minimis amount of revenue from SaaS contracts.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer who is our CODM. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$1,849	$5,247	$5,263	$9,365
United Kingdom	762	323	3,255	934
Rest of World	1,238	811	4,074	3,571
	$3,849	$6,381	$12,592	$13,870

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Goods or services transferred at a point in time	$459	$4,391	$3,099	$6,893
Goods or services transferred over time	3,390	1,990	9,493	6,977
	$3,849	$6,381	$12,592	$13,870

Revenue by contract type was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
License and service contracts	$3,070	$5,982	$9,930	$11,586
Subscription-based contracts	779	399	2,662	2,284
	$3,849	$6,381	$12,592	$13,870

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

The following tables present changes in our contract assets and liabilities during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended September 30, 2024
Contract assets:
Unbilled receivables	$1,299	$634	$(525)	$1,408

Three months ended September 30, 2023
Contract assets:
Unbilled receivables	$2,820	$924	$(1,972)	$1,772

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended September 30, 2024
Contract liabilities:
Deferred revenue	$4,444	$3,220	$(2,257)	$5,407

Three months ended September 30, 2023
Contract liabilities:
Deferred revenue	$4,359	$3,442	$(1,889)	$5,912

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2024
Contract assets:
Unbilled receivables	$1,401	$2,770	$(2,763)	$1,408

Nine months ended September 30, 2023
Contract assets:
Unbilled receivables	$2,929	$2,601	$(3,758)	$1,772

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Nine months ended September 30, 2024
Contract liabilities:
Deferred revenue	$5,537	$6,441	$(6,571)	$5,407

Nine months ended September 30, 2023
Contract liabilities:
Deferred revenue	$3,733	$7,670	$(5,491)	$5,912

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of September 30, 2024, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $0.3 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $11.2 million and $10.0 million as of September 30, 2024 and December 31, 2023, respectively. Marketable securities, which primarily consists of U.S. Treasuries and previously included corporate bonds, were $16.2 million and $20.9 million as of September 30, 2024 and December 31, 2023, respectively. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at September 30, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$10,166	$—	$—	$10,166
Marketable securities	16,167	—	—	16,167
Total assets	$26,333	$—	$—	$26,333

	Fair Value Measurement at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$7,848	$—	$—	$7,848
Marketable securities	20,913	—	—	20,913
Note receivable	—	—	—	—
Total assets	$28,761	$—	$—	$28,761

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2024:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$15,793	$373	$—	$16,167
	$15,793	$373	$—	$16,167

	December 31, 2023:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$15,332	$176	$(19)	$15,489
Corporate bonds	5,386	39	(1)	5,424
	$20,718	$215	$(20)	$20,913

Note 4 – Intangible Assets

Intangible assets and their estimated useful lives as of September 30, 2024 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(933)	$1,747
Developed technology	5 and 7 years	710	(385)	325
Trade name trademarks	3 and 7 years	30	(22)	8
		$3,420	$(1,340)	$2,080

During each of the three months ended September 30, 2024 and 2023, we recorded $0.1 million of intangible assets amortization expense, and during each of the nine months ended September 30, 2024 and 2023, we recorded $0.3 million of intangible assets amortization expense. We expect to record amortization expense for the remainder of 2024 and each subsequent year and thereafter as follows (in thousands):

2024	$103
2025	405
2026	356
2027	345
2028	338
Thereafter	533
$2,080

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

Note 6 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of services and other revenue	$—	$5	$—	$13
Research and development	37	60	110	180
Selling and marketing	22	21	52	71
General and administrative	161	273	465	833
Stock-based compensation expense	$220	$359	$627	$1,097

Stock Options - On January 17, 2024, our stockholders approved the Aware Inc. 2023 Equity and Incentive Plan (the “2023 Plan”). Following approval of the 2023 Plan, we ceased making awards under our previous 2001 Nonqualified Stock Plan (as amended, the “2001 Plan”).

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

The Exchange Offer expired on February 20, 2024. Pursuant to the Exchange Offer, nine employees elected to exchange their Eligible Options, and we accepted for cancellation Eligible Options to purchase an aggregate of 2,180,000 shares of common stock, representing approximately 96% of the total shares of common stock underlying the Eligible Options. Following the expiration of the Exchange Offer, on February 20, 2024, we granted New Options to purchase 933,073 shares of Common Stock, pursuant to the terms of the Exchange Offer and our 2023 Plan.

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

We did not grant any other stock options and no stock options were exercises in the three or nine months ended September 30, 2024 or 2023.

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

We granted 0 and 284,814 restricted stock units to directors, officers, and employees during the three and nine months ended September 30, 2024, respectively. Of the restricted stock units granted in the nine months ended September 30, 2024, 70,406 vested shortly after June 30, 2024. 60,000 of remaining shares are scheduled to vest in 15,000 share increments in October 2024, and April 2025, 2026 and 2027. Also, 24,000 restricted stock units are scheduled to vest in 6,000 share increments in December 2024 and June 2025, 2026 and 2027 and 70,406 are scheduled to vest shortly after December 3,1 2024. 60,000 restricted stock units were scheduled to be issued in 15,000 increments in July 2024 and January 2025, 2026 and 2027 but were forfeited in April 2024 as a result of an employee termination.

Unrestricted Stock Grants - Our 2001 Plan, which was replaced by our 2023 Plan, permitted us to grant shares of unrestricted shares of stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We issued 0 and 67,107 shares of unrestricted stock to directors, officers, and employees during the three and nine months ended September 30, 2024, respectively, in settlement of previously issued unrestricted stock grants.

We granted 0 and 134,211 unrestricted stock awards and issued 0 and 61,462 shares of unrestricted stock to directors, officers, and employees during the three and nine months ended September 30, 2023, respectively. Of the shares granted in the nine months ended September 30, 2023, 67,104 were issued shortly after June 30, 2023 and 67,107 were issued shortly after December 31, 2023. Also, 15,000 shares vested in August 2024 related to a grant in 2022.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. As of September 30, 2024 we have repurchased $1.8 million of our common stock pursuant to this program. During the three and nine months ended September 30, 2024 we purchased 0 and 35 shares of common stock, respectively. During the three and nine months ended September 30, 2023 we purchased 81,083 and 271,991 shares of common stock, respectively. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Directors' discretion.

Note 7 – Income Taxes

During the three and nine months ended September 30, 2024, we recorded an income tax provision of $15,000 and $54,000, respectively.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2024 and December 31, 2023, we have a full valuation recorded against our net deferred tax assets.

Note 8 – Subsequent Event

On October 30, 2024 we announced, Robert Eckel, our Chief Executive Officer and a member of our Board of Directors, will resign from these positions effective as of December 31, 2024. In anticipation of that transition we have engaged an executive strategic advisor to work with the Board and our management to evaluate our market position and sales strategy and provide strategic recommendations. In addition, we have engaged an executive search firm to assist in the identification of Mr. Eckel’s successor. We anticipate that we will recognize approximately $0.9 million of general and administrative expenses during the fourth quarter of 2024 related to this transition.

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

On October 30, 2024 we announced, Robert Eckel, our Chief Executive Officer and a member of our Board of Directors, will resign from this positions effective as of December 31, 2024. In anticipation of that transition we have engaged an executive strategic advisor to work with the Board and our management to evaluate our market position and sales strategy and provide strategic recommendations. In addition, we have engaged an executive search firm to assist in the identification of Mr. Eckel’s successor. We anticipate that we will recognize approximately $0.9 million of general and administrative expenses during the fourth quarter of 2024 related to this transition.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended September 30 2024 were $3.8 million and $1.5 million, respectively. These results compared to revenue of $6.4 million and operating income of $0.7 million for the three months ended September 30, 2023. The shift from operating income to an operating loss in the current three month period was primarily due to a $2.6 million decrease in revenue along with the impact of a gain of $0.8 million we recorded related to an adjustment in the fair value of contingent acquisition payment related to our Fortr3ssID acquisition in December 2021 in the three months ended September 30, 2023. These were partially offset by $0.3 million decrease in operating expenses resulting cost-control measures we implemented in the second half of 2023 and the first quarter of 2024, including a reduction of approximately ten percent of our headcount across all departments.

Revenue and operating loss for the nine months ended September 30 2024 were $12.6 million and $4.1 million, respectively. These results compared to revenue of $13.9 million and operating loss of $4.1 million for the nine months ended September 30, 2023. Operating loss in the current nine month was impacted primarily by a $1.3 million decrease in revenue, which was partially offset by a $1.2 million decrease in operating expenses resulting from cost-control measures we implemented in the second half of 2023 and the first quarter of 2024, including a reduction of approximately ten percent of our headcount across all departments. During the three months ended September 30, 2023, we recorded a gain of $0.8 related to an adjustment in the fair value of contingent acquisition payment related to our Fortr3ssID acquisition in December 2021.

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

Software license revenue decreased 73% from $4.4 million in the three months ended September 30, 2023 to $1.2 million for the three months ended September 30, 2024. As a percentage of total revenue, software license revenue decreased from 69% in the third quarter of 2023 to 31% in the current year quarter. The $3.2 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales including the impact of $2.9 million of license revenue related to a government contract recognized in the three months ended September 30, 2023.

Software license revenue decreased 32% from $7.5 million in the nine months ended September 30, 2023 to $5.1 million for the nine months ended September 30, 2024. As a percentage of total revenue, software license revenue decreased from 54% in the nine months ended September 30, 2023 to 41% in the current year period. The $2.4 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales including the impact of $2.9 million of license revenue related to a government contract recognized in the three months ended September 30, 2023 and partially offset by $0.3 million increase in license revenue related to subscription contracts.

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

Software maintenance revenue increased 19% from $1.9 million in the three months ended September 30, 2023 to $2.3 million in the three months ended September 30, 2024. As a percentage of total revenue, software maintenance revenue increased from 30% in the third quarter of 2023 to 59% in the current year third quarter. For the three month period ended September 30, 2024, the increase in software maintenance revenue was primarily due to expansion of our customer base that has purchased and is actively using our perpetual software licenses.

Software maintenance revenue increased 20% from $5.5 million in the nine months ended September 30, 2023 to $6.6 million in the in the nine month period ended September 30, 2024. As a percentage of total revenue, software maintenance revenue increased from 40% in the first nine months of 2023 to 52% in the current year period. For the nine month period ended September 30, 2024, the increase in software maintenance revenue was primarily due to software maintenance related to our sales of perpetual software licenses.

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

Services and other revenue increased from $0.1 million in the three months ended September 30, 2024 to $0.4 million in the three months ended September 30, 2024. As a percentage of total revenue, services and other revenue increased from 2% in the third quarter of 2023 to 11% in the current year quarter.

Services and other revenue increased 5% from $0.8 million in the nine months ended September 30, 2023 to $0.9 million in the nine months ended September 30, 2024. As a percentage of total revenue, services and other revenue increased from 6% in the nine months ended September 30, 2023 to 7% in the current year period.

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

Cost of services and other revenue decreased 34% from $0.4 million in the three months ended September 30, 2023 to $0.3 million the three months ended September 30, 2024. Cost of services and other revenue as a percentage of total revenue increased from 2% in the third quarter of 2023 to 11% in the current year third quarter.

Cost of services and other revenue decreased 21% from $1.0 million in the nine months ended September 30, 2023 to $0.8 million in the current year period. Cost of services and other revenue as a percentage of total revenue decreased from 7% in the nine months ended September 30, 2023 to 6% in the current year period.

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

The classification of total engineering costs to research and development expense and cost of services and other revenue was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$1,873	$2,264	$5,922	$6,909
Cost of services and other revenue	270	410	817	1,033
Total engineering costs	$2,143	$2,674	$6,739	$7,942

Total engineering costs decreased 20% from $2.7 million in the three months ended September 30, 2023 to $2.1 million in the three months ended September 30, 2024. As a percentage of total revenue, total engineering costs increased from 42% in the three months ended September 30, 2023 to 56% in the same current year quarter.

Total engineering costs decreased 15% from $7.9 million in the nine months ended September 30, 2023 to $6.7 million in the nine months ended September 30, 2024. As a percentage of total revenue, total engineering costs decreased from 57% in the nine months ended September 30, 2023 to 54% in the same current year period.

The spending decreases for the three and nine months ended September 30, 2024 compared to the same prior year periods were primarily due to decreased headcount. We anticipate that we will continue to focus our future research and development activities on enhancing our existing products and developing new products with our growing internal resources.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense decreased 15% from $2.2 million in the three months ended September 30, 2023 to $1.9 million in the same three month period of 2024. As a percentage of total revenue, selling and marketing expense increased from 34% in the third quarter of 2023 to 48% in the corresponding period in 2024.

Selling and marketing expense decreased 5% from $6.1 million in the nine months ended September 30, 2023 to $5.8 million in the same nine month period of 2024. As a percentage of total revenue, selling and marketing expense increased from 44% in the nine months ended September 30, 2023 to 46% in the corresponding period in 2024.

The spending decreases for the three and nine months ended September 30, 2024, compared to the same prior year periods were primarily due to one time savings related to the reversal of accrued bonus expense as a result of the departure of our chief revenue officer in September 2024.

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

General and administrative expense decreased 18% from $2.2 million for the three months ended September 30, 2023 to $1.9 million for the three months ended September 30, 2024. As a percentage of total revenue, general and administrative was 25% in the third quarter of 2023 and 34% in the corresponding period of 2024.

General and administrative expense decreased 13% from $4.7 million for the nine months ended September 30, 2023 to $4.1 million for the nine months ended September 30, 2024. As a percentage of total revenue, general and administrative was 34% in the nine months ended September 30, 2024 and 32% in the corresponding period of 2024.

The expense decreases for the three and nine months ended September 30, 2024 compared to the same prior year periods were primarily due to the impact of lower headcount. Fluctuations of general and administrative expenses are expected depending on specific activities in a period.

Fair value adjustment to contingent acquisition payment. In December 2021, we acquired 100% of the outstanding shares and acquired all of the assets and liabilities of Fortr3ssID for a purchase price of $3.4 million, which consisted of $2.5 million of cash consideration and contingent acquisition payments which were fair valued at $0.9 million at the acquisition date. The maximum contingent acquisition payments at the time of the acquisition was $4.0 million and required cash payments of up to $2.0 million for set revenue targets in 2022 and another $2.0 million for set revenue targets in 2023. No revenue targets were achieved in 2022.

The maximum contingent acquisition payment as of September 30, 2023 was $2.0 million. We determined that as of September 30, 2023 there was a remote probability of reaching the revenue targets in 2023 and that the fair value of the contingent acquisition payment was $0 at September 30, 2023. As a result, we recorded a $0.8 million gain in the quarter ended September 30, 2023.

Interest Income. Interest income decreased from $0.4 million in the three months ended September 30, 2023 to $0.3 million in three months ended September 30, 2024.

Interest income decreased from $1.0 million in the nine months ended September 30, 2023 to $0.9 million in nine months ended September 30, 2024.

The dollar decrease in interest income was primarily due to interest income related to an IRS carryback claim that was recognized in the three and nine months ended September 30, 2023.

Income taxes. Total income tax expense was $15 thousand and $0 for the three months ended September 30, 2024 and 2023, respectively and $54 thousand and $0 for the nine months ended September 30, 2024 and 2023, respectively. The income tax expense relates to limitations on the usage of net operating loss carryforwards generated in years beginning after December 31, 2017.

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

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2024 and December 31, 2023, we recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

At September 30, 2024, we had cash, cash equivalents and marketable securities of $27.4 million, which represented a decrease of $3.5 million from December 31, 2023. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of $3.8 million of cash used in operating activities.

Cash used in operations was $3.8 million in the first nine months of 2024. Cash used in operations was primarily the result of $3.2 million of net loss and $1.8 million of changes in assets and liabilities, which were partially offset by $1.2 million of non-cash items primarily for depreciation, amortization and stock-based compensation.

Cash provided by investing activities was $5.0 million in the first nine months of 2021, which primarily consisted of net sales of marketable securities.

Cash provided by financing activities was $26 thousand in the first nine months of 2021, which consisted of proceeds from issuance of our common stock and partially offset by the paying income taxes for employees who surrendered shares in connection with stock grants.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three and nine months ended September 30, 2024. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On November 30, 2023, we announced that our Board of Directors had approved the extension of our previously announced 2022 Repurchase Plan through December 31, 2025. The 2022 Repurchase Plan authorizes the Company to repurchase of up to $10,000,000 of our common stock from time to time. We did not purchase any shares under this plan or otherwise during the three months ended September 30, 2024.

As of September 30, 2024 the remaining dollar value of shares that may be purchased under the plan is $8,182,358.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

None.

ITEM 5: Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, ii) Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2024 and 2023 iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 iv) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	November 1, 2024	By:	/s/ Robert A. Eckel
Robert A. Eckel
Chief Executive Officer & President

Date:	November 1, 2024	By:	/s/ David K. Traverse
David K. Traverse
Chief Financial Officer