Form 10-K
period 2024-12-31
AWARE INC /MA/
filed 2025-03-13
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________ to_______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $22,599,369.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on June 11, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

ITEM 1. BUSINESS

Company Overview

Aware, Inc. (“Aware”, “we”, “us”, “our”, or the “Company”) is a leading, biometric identification company that validates and secures identities using proven and trusted biometrics. Aware’s software offerings address the growing challenges that government and commercial enterprises face in knowing, authenticating and securing individuals through frictionless and highly secure user experiences. Aware’s algorithms are based on diverse data sets from around the world and can be tailored to the unique security requirements of each customer. Our portfolio enables government agencies and commercial entities to enroll, identify, authenticate and enable using biometrics, which comprise physiological characteristics, such as fingerprints, faces, irises and voices.

•
Enroll: Register biometric identities into an organization’s secure database
•
Identify: Utilize an organization’s secure database to accurately identify individuals using biometric data
•
Authenticate: Provide frictionless, multi-factor, password-less access to secured accounts and databases with biometric verification
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

Our products span multiple biometric modalities, including fingerprint, face, iris and voice, and provide interoperable, standards-compliant, field-proven biometric functionality. Our products are used to capture, verify, format, compress and decompress biometric images as well as aggregate, analyze, process, match and transport those images and templates within biometric systems. For large deployments, we may provide project management and software engineering services. We sell our biometrics software products and services globally through a multifaceted distribution strategy using systems integrators, original equipment manufacturers (“OEMs”), value added resellers (“VARs”), partners, and directly to select end user customers.

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

Historically, we sold our software products under perpetual or fixed-term licenses. With the introduction of AwareID, we have incorporated SaaS offerings into our product line-up. While we did not recognize material revenues from our SaaS offerings during 2024 and 2023, we continue to invest in and we expect SaaS to become a significant product offering moving forward.

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

Distribution Methods

We sell our solutions and services predominantly through three principal channels of distribution:

i)
Partner sales – This category includes resellers that market and sell Aware-branded solutions to end users. Additionally, this category includes system integrators, consulting partners, independent software vendors (ISVs), distributors, and managed service providers (MSPs) that market, sell, deploy, and support our solutions. It also includes referral partners who identify opportunities but do not resell or directly deliver solutions.
ii)
Direct channel – We sell directly to federal, state, and local government agencies, as well as large enterprise customers in both the public and commercial sectors.
iii)
OEM partnerships – System integrators, ISVs, MSPs, and hardware vendors that integrate our biometric components and SDKs into their platforms or applications, which are then sold independently.

Major Customers

All of our revenue in 2024 and 2023 was derived from unaffiliated customers. No customer represented 10% or more of total revenue in 2024, and one customer represented 18% of total revenue in 2023. As of December 31, 2024, two customers combined represented 34% of our net accounts receivable and unbilled receivables, and as of December 31, 2023, one customer represented 16%, of our net accounts receivable and unbilled receivables.

Competitive Business Conditions

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications that currently compete with or will compete directly with our offerings. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•
Diversified technology providers that offer integrated biometrics solutions to governments, law enforcement agencies and other commercial organizations. This group of competitors includes companies such as Idemia, Thales, and NEC.
•
Component providers that offer biometrics software and hardware components for fingerprint, facial, iris and voice biometric identification. This group of competitors includes companies such as FaceTec, iProov, and Innovatrics.

We expect competition to intensify in the near term in the biometrics market. Many current and potential competitors have substantially greater financial, marketing, and research resources than we have. Moreover, low-cost foreign competitors have demonstrated a willingness to sell their products at significantly reduced prices. To compete effectively in this environment, we must continually develop and market new and enhanced solutions and technologies at competitive prices, and must have the resources available to invest in significant research and development activities. Our failure to compete successfully could cause our revenues and market share to decline.

Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2024, we had 68 U.S. patents, 4 foreign patents and 7 pending patent applications. Our patents and patent applications pertain primarily to biometrics and imaging compression. We have let certain patents expire that are not aligned with our business and are not relevant to our current or future activities. Our patents have expiration dates ranging from 2026 to 2042.

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

Employees

As of December 31, 2024, we employed 64 people, all based in the U.S., including 33 in engineering and research, 20 in sales and marketing, and 11 in finance and administration. Of these employees, 47 were based in Massachusetts and 17 were based outside of Massachusetts. None of our employees are represented by a labor union. We consider our employee relations to be good.

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
•
write-offs of investments in private companies;

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

Changes in government contracting policies or government budgetary constraints may adversely affect our financial performance. Among the factors that could adversely affect our business are:

•
the impact of actions, such as those recently announced by the U.S. Department of Government Efficiency, intended to reduce the size of the federal government and federal spending,
•
other changes in fiscal policies or decreases in available government funding,
•
changes in government funding priorities;
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

We expect to derive a growing percentage of our revenue from the sale of cloud-based services. As a result, widespread acceptance and use of the cloud-based business model is critical to our future growth and success. While cloud-based solutions are widely adopted across many software sub-sectors, certain industries, such as security and government, have been slower to transition due to concerns over data control, privacy, and regulatory compliance. Under the perpetual or fixed-term license model for software procurement, users typically run applications on their own infrastructure, maintaining direct control over their IT environment. Government agencies and security-conscious enterprises may be particularly resistant to shifting mission-critical applications and sensitive data to cloud-based environments due to stringent security requirements, compliance mandates, and perceived risks associated with third-party hosting. If the adoption of cloud-based solutions in these sectors grows more slowly than anticipated or fails to gain traction, demand for our services could be negatively affected, which may, in turn, impact our future growth.

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

In addition, our business may also be adversely affected by: i) the imposition of tariffs, duties and other import restrictions on goods and services we purchase from non-domestic suppliers; ii) the imposition of tariffs, duties or other restrictions on the goods and services we provide outside of the United States; iii) the imposition of economic sanctions on existing or potential customers or suppliers, or iv) by the imposition of export restrictions on products we sell internationally. Changes in current or future laws or regulations, in the United States or elsewhere, could seriously harm our business.

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

We may make acquisitions of or investments in companies that offer complementary products, services, and technologies, such as our acquisition of FortressID in December of 2021 and our investment in Omlis Limited. The ultimate success of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realize may not exceed the costs of the acquisition. The risk and difficulties associated with acquiring and integrating companies and other assets include, among others, difficulties assimilating the operations and personnel of acquired companies, challenges in realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows. Additionally, our acquisitions have provided, in the case of Fortress ID, and may in the future provide for future contingent acquisition payments, based on the achievement of performance targets or milestones. These arrangements can impact or restrict integration of acquired businesses and can result in disputes, including litigation. In addition, there is uncertainty regarding the realizability of investments in private companies, such as our investment in Omlis Limited that was written down to $0 in 2023. Additionally, regardless of the form of consideration we pay, acquisitions and investments could negatively impact our operations and earnings per share.

We may have additional tax liabilities.

We are subject to income taxes in the United States and, in certain cases, in foreign jurisdictions. Significant judgments are required in determining our provisions for income taxes. In the course of preparing our tax provisions and returns, we must make calculations where the ultimate tax determination may be uncertain. Our tax returns are subject to examination by the Internal Revenue Service (“IRS”) and state tax authorities. There can be no assurance as to the outcome of these examinations. If the ultimate determination of taxes owed—including income taxes, value-added tax (“VAT”), goods and services tax (“GST”), or other foreign tax obligations—exceeds amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

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

Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2024, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information on the Company’s cybersecurity-related risks.

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

As of March 1, 2025, we had 60 shareholders of record. This number does not include shareholders who hold our shares in a “nominee” or “street” name. We paid no dividends in 2024 or 2023. We anticipate that we will continue to reinvest any earnings to finance our future operations although we may also pay special cash dividends if our Board of Directors deems it appropriate.

Share repurchase activity during the three months ended December 31, 2024 was as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2024	—	$—	—	$8,182,358
November 1 through 30, 2024	80,093	$1.50	80,093	$8,062,219
December 1 through 31, 2024	56,958	$1.53	56,958	$7,975,073
Total	137,051	$1.51	137,051

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2024	2023
Software licenses	44%	52%
Software maintenance	50	42
Services and other	6	6
Total revenue	100	100
Costs and expenses:
Cost of services and other	7	7
Research and development	45	50
Selling and marketing	44	43
General and administrative	37	36
Loss on write-off of note receivable	-	15
Fair value adjustment to contingent acquisition payment	-	(4)
Total costs and expenses	133	147
Operating loss	(33)	(47)
Interest and other income	7	7
Loss before provision for income taxes	(26)	(40)
Provision for income taxes	1	-
Net loss	(25%)	(40%)

Summary of Operations

We are primarily engaged in the development and sale of biometrics products, solutions and services. Our software products are used in government and commercial systems and applications and fulfill a broad range of functions critical to secure biometric enrollment, authentication, identification and transactions. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include: i) user enrollment and authentication used for login to mobile devices, computers, networks, and software programs; ii) user authentication for financial transactions and purchases (online and in-person); iii) physical access control to buildings; and iv) identity proofing of prospective employees and customers. We sell our biometrics software products and services globally through a multifaceted distribution strategy using systems integrators, OEMs, VARs, partners, and directly to end-user customers. We also derive a portion of our revenue from the sale of imaging software licenses to OEMs and systems integrators that incorporate our software into medical imaging products and medical systems.

Summary of Financial Results

We used revenue and operating loss to summarize financial results over the past two years as we believe these measurements are the most meaningful way to understand our operating performance.

2024 compared to 2023

Revenue and operating loss in 2024 were $17.4 million and $5.5 million, respectively, which compared to revenue and operating loss in 2023 of $18.2 million and $8.5 million, respectively.

Lower revenue in 2024 as compared to 2023 was primarily due to decreases in revenue from our perpetual software licenses of $1.2 million and software subscriptions of $0.7 million, which were partially offset by an increase in revenue from software maintenance of $0.9 million. Lower operating loss in 2024 as compared 2023 was primarily due a negative adjustment of $2.7 million to a note receivable in 2023 that did not recur in 2024 and a year-over-year decrease in research and development expense of $1.4 million, which were partially offset by decreased revenue of $0.9 million and the impact of a 2023 fair value adjustment to contingent consideration of $0.8 million that did not recur in 2024.

Software License Revenue

Software license revenue consists of revenue from the sale of biometrics and imaging software products. Sales of software products depend on our ability to win proposals to supply software for biometrics systems projects either directly to end user customers or indirectly through channel partners.

Software license revenue decreased 18% from $9.5 million in 2023 to $7.8 million in 2024. As a percentage of total revenue, software license revenue decreased from 52% in 2023 to 45% in 2024. The $1.7 million decrease in software license revenue was primarily due to a decrease in perpetual licenses sales, which can fluctuate from period to period. With the introduction of AwareID, we have incorporated SaaS offering into our product line-up. For the year ended December 31, 2024 we generated $0.1 million of revenue from SaaS contracts compared to a de minimis amount for the year ended December 31, 2023. We expect SaaS revenue to continue to grow as a component of software license revenue going forward.

Software Maintenance Revenue

Software maintenance revenue consists of revenue from the sale of software maintenance contracts. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract.

Software maintenance revenue increased 12% from $7.7 million in 2023 to $8.6 million in 2024. As a percentage of total revenue, software maintenance revenue increased from 42% in 2023 to 49% in 2024. The dollar increase in software maintenance revenue was primarily due to software maintenance related to perpetual license sales during the second half of 2023 as well as for the year ended December 31, 2024.

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

Services and other revenue was $1.0 million for the years ended December 2024 and 2023. As a percentage of total revenue, services and other revenue was 6% in each of 2024 and 2023.

Cost of Services and Other Revenue

Cost of services and other revenue consists primarily of engineering costs to perform customer services projects. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors; iii) software license fees; and iv) hardware costs.

Cost of services and other revenue decreased 11% from $1.3 million in 2023 to $1.1 million in 2024. When compared to services and other revenue, cost of services and other revenue as a percentage decreased from 122% in 2023 to 110% in 2024, which resulted in reduced gross margin loss from 22% in 2023 to 10% gross margin loss in 2024. The change in cost of services gross margin loss was primarily due to the profitability mix of customer projects.

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

The classification of total engineering costs to research and development expense and cost of services for the years ended December 31, 2024 and 2023 was (in thousands):

	Years ended December 31,
	2024	2023
Research and development expense	$7,757	$9,124
Cost of services and other	1,132	1,273
Total engineering costs	$8,889	$10,397

Total engineering costs decreased 15% from $10.4 million in 2023 to $8.9 million in 2024. As a percentage of total revenue, total engineering costs decreased from 57% in 2023 to 51% in 2024.

Our engineering headcount decreased from 42 in 2023 to 33 in 2024. The decrease in engineering costs is primarily a result of reducing our engineering headcount by approximately 10% in 2023 and 20% in 2024. The reduction was driven by strategic initiatives to optimize resources, improve operational efficiency, and align our engineering capabilities with current business priorities. We believe our current engineering organization is adequately staffed to support our product roadmap, customer commitments, and innovation efforts.

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

Selling and marketing expense decreased 3% from $8.0 million in 2023 to $7.7 million in 2024. As a percentage of total revenue, selling and marketing expense was 44% in both 2024 and 2023. The dollar decrease in selling and marketing expense was primarily due to decreased bonus and commission expense of $0.2 million as a result of decreased revenue. We expect to be strategic in expanding our sales and marketing force to pursue future opportunities.

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

General and administrative expense decreased 3% from $6.5 million in 2023 to $6.4 million in 2024. As a percentage of total revenue, general and administrative expense increased from 36% in 2023 to 37% in 2024. While we expect general and administrative expenses to increase in absolute terms as we continue to invest in our business, the trajectory of these costs as a percentage of total revenue will depend on revenue growth. Future trends will be influenced by our ability to scale operations efficiently and drive revenue expansion.

Fair value adjustment to note receivable

In March 2022, we entered into a subscription agreement with Omlis Limited, a limited company incorporated and registered in England and Wales and the parent of MIRACL (“Omlis”). We purchased $2.5 million of Omlis’ Note Receivable (“Note”) that accrues interest at 5% annually with a maturity date of March 11, 2026.

We recorded the fair value of the Note as $0 as of both December 31, 2024 and 2023 as a result of our evaluation of the impact of Omlis's liquidity issues on the collectability of the Note. In addition, in January 2024, Omlis and MIRACL petitioned to enter the United Kingdom administration process, which remains ongoing, adding to our unlikely recoverability of the Note's carrying value.

Fair value adjustment to contingent acquisition payment

In December 2021, we acquired 100% of the outstanding shares and acquired all of the assets and liabilities of FortressID for a purchase price of $3.4 million, which consisted of $2.5 million of cash consideration and contingent acquisition payments which was fair valued at $0.9 million at the acquisition date. The maximum contingent acquisition payments at the time of the acquisition were $4.0 million, which consisted of a cash payment of up to $2.0 million for the achievement of set revenue targets in 2022 and an additional $2.0 million cash payment for the achievement of set revenue targets in 2023. No revenue targets were achieved and the earnout period was closed as of December 31, 2023. We recorded a fair value adjustment of $0.8 million to contingent acquisition payment for the year ended December 31, 2023.

Interest Income

Interest income decreased from $1.3 million in 2023 to $1.2 million in 2024. The dollar decrease in interest income was primarily due to lower interest rates within our money market accounts.

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

Total income tax expense for the years ended December 31, 2024 and 2023 was $65 thousand and $59 thousand, respectively. The income tax expense for both years relates to limitations on the usage of net operating loss carryforwards generated in years beginning after December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed the company with our cash and cash equivalent balances. Cash flows from operating, investing and financing activities are described below.

Cash flows from operating activities

A discussion of cash flow from operating activities for each of the last two years is as follows:

Year ended December 31, 2024. Cash used in operating activities was $3.2 million in 2024, which was primarily the result of a $4.4 million net loss and $0.6 million of working capital adjustments, which was partially offset by $0.6 million of depreciation and amortization expense and $1.1 million of non-cash stock-based compensation.

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

Cash flows from investing activities

A discussion of cash flow from investing activities for each of the last two years is as follows:

Year ended December 31, 2024. Investing activity provided $6.3 million of cash, primarily as the result of net sales of marketable securities.

Year ended December 31, 2023. Investing activity used of $3.1 million of cash, primarily as the result of net purchases of marketable securities.

Cash flows from financing activities

A discussion of cash flow from financing activities for each of the last two years is as follows:

Year ended December 31, 2024. Financing activity cash used of $0.2 million was primarily the result of $0.2 million used to buy back stock under our stock repurchase program, which was partially offset by $0.1 million of proceeds from the issuance of common stock from stock grants.

Year ended December 31, 2023. Financing activity cash used of $0.4 million was primarily the result of $0.5 million used to buy back stock under our stock repurchase program, which was partially offset by $0.1 million of proceeds from the issuance of common stock from stock grants.

At December 31, 2024, we had cash, cash equivalents, and marketable securities of $27.8 million. While we cannot assure you that we will not require additional financing, or that if needed such financing will be available to us, we believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next twelve months from the filing date of this Annual Report on Form 10-K and to meet our known long-term cash requirements including operating expenses, contractual obligations, and planned strategic investments. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. If we require additional capital resources, we may utilize available funds or seek additional external financing.

As of December 31, 2024, our material cash requirements from known contractual and other obligations consisted of payments under the operating lease for our corporate headquarters, which we estimate will be approximately $0.7 million in each of 2025, 2026, and 2027, approximately $0.8 million in 2028 and 2029, and $2.7 million thereafter. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our operating lease.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2024 and 2023, none of our contracts contained a significant financing component.

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

As of December 31, 2024 and 2023, we had $3.1 million of goodwill. As of December 31, 2024 and 2023, we had $2.0 million and $2.4 million of intangible assets, respectively. Impairment in the valuation of long-lived assets could materially impact our operating results and financial position. To date, there have been no impairments of goodwill or intangible assets.

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

For stock options, we use the Black-Scholes valuation model to estimate fair value. This model considers both observable inputs and assumptions. Observable inputs include the exercise price of the award and the risk-free interest rate over the expected term. Assumptions used in the valuation include the expected term of the option, the expected volatility of our stock over the expected term, and our expected annual dividend yield.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets primarily relate to: i) research and development tax credit carryforwards; ii) net operating loss carryforwards; and iii) temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2024, we had a total of $13.7 million of deferred tax assets and $0.5 million of deferred tax liabilities for which we have recorded a $13.2 million valuation allowance. As of December 31, 2023, we had a total of $13.0 million of deferred tax assets and $0.5 million of deferred tax liabilities for which we have recorded a $12.5 million valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU is effective for the Company’s fiscal December 31, 2024 year-end and interim periods beginning in fiscal 2025, with early adoption permitted. The Company adopted this standard as of January 1, 2024 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aware, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Given these factors, the related audit effort in evaluating management’s judgments in identifying performance obligations and estimating SSP’s for these customer agreements was extensive and required a high degree of auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our procedures related to the Company’s identification of performance obligations and estimation of SSP’s for these customer agreements included, among others:

•
We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.

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

Boston, Massachusetts

March 13, 2025

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$12,972	$10,002
Marketable securities	14,842	20,913
Accounts receivable, net	2,922	2,454
Unbilled receivables, net	1,080	1,401
Prepaid expenses and other current assets	1,169	1,054
Total current assets	32,985	35,824
Property and equipment, net	477	579
Intangible assets, net	1,976	2,391
Goodwill	3,120	3,120
Right of use asset, net	3,964	4,260
Other long-term assets	122	122
Total assets	$42,644	$46,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$894	$280
Accrued expenses	1,447	1,706
Current portion of operating lease liabilities	656	637
Deferred revenue	4,867	4,926
Total current liabilities	7,864	7,549
Long-term deferred revenue	296	611
Long-term operating lease liabilities	3,588	3,838
Total long-term liabilities	3,884	4,449
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; 21,096,580 and 21,018,162 shares issued and outstanding as of December 31, 2024 and 2023, respectively	211	210
Additional paid-in capital	100,377	99,405
Accumulated deficit	(69,943)	(65,512)
Accumulated other comprehensive income	251	195
Total stockholders’ equity	30,896	34,298
Total liabilities and stockholders’ equity	$42,644	$46,296

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year ended December 31,
	2024	2023
Revenue:
Software licenses	$7,779	$9,529
Software maintenance	8,577	7,674
Services and other	1,033	1,041
Total revenue	17,389	18,244
Costs and expenses:
Cost of services and other	1,132	1,273
Research and development	7,757	9,124
Selling and marketing	7,678	7,955
General and administrative	6,367	6,549
Loss on write-off of note receivable	—	2,695
Fair value adjustment to contingent acquisition payment	—	(812)
Total costs and expenses	22,934	26,784
Operating loss	(5,545)	(8,540)
Interest and other income	1,167	1,285
Loss before provision for income taxes	(4,378)	(7,255)
Provision for income taxes	53	59
Net loss	$(4,431)	$(7,314)
Other comprehensive (loss) income
Unrealized gain on available for sale securities	56	305
Comprehensive loss	$(4,375)	$(7,009)
Net loss per share – basic	$(0.21)	$(0.35)
Net loss per share – diluted	$(0.21)	$(0.35)
Weighted-average shares – basic	21,139	21,013
Weighted-average shares – diluted	21,139	21,013

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,431)	$(7,314)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	562	578
Stock-based compensation	1,132	1,525
Interest receivable	-	(93)
Non-cash lease expense	66	237
Loss on write-off of note receivable	-	2,695
Change in fair value of contingent acquisition payments	-	(812)
Credit losses (recoveries)	74	(15)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(542)	648
Unbilled receivables	321	1,758
Prepaid expenses and other current assets	(253)	(613)
Tax receivable	(68)	1,361
Accounts payable	614	(359)
Accrued expenses	(261)	422
Deferred revenue	(375)	1,805
Net cash (used in) provided by operating activities	(3,161)	1,823
Cash flows from investing activities:
Purchases of property and equipment	(45)	(16)
Purchases of marketable securities	(5,139)	(9,128)
Sale of marketable securities	11,474	6,000
Net cash provided by (used in) investing activities	6,290	(3,144)
Cash flows from financing activities:
Proceeds from issuance of unrestricted stock	74	96
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(26)	(16)
Repurchase of common stock	(207)	(506)
Net cash used in financing activities	(159)	(426)
Increase (decrease) in cash and cash equivalents	2,970	(1,747)
Cash and cash equivalents, beginning of year	10,002	11,749
Cash and cash equivalents, end of year	$12,972	$10,002
Supplemental disclosure:
Cash paid for income taxes	$172	$136

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	21,093	$211	$98,306	$(58,198)	$(110)	$40,209

Issuance of unrestricted stock	164	2	(3)	—	—	(1)
Shares surrendered by employees to pay taxes related to unrestricted stock	(9)	—	(16)	—	—	(16)
Issuance of common stock under employee stock purchase plan	70	1	95	—	—	96
Stock-based compensation expense	—	—	1,525	—	—	1,525
Repurchase of common stock	(300)	(4)	(502)	—	—	(506)
Other comprehensive income	—	—	—	—	305	305
Net loss	—	—	—	(7,314)	—	(7,314)

Balance at December 31, 2023	21,018	210	99,405	(65,512)	195	34,298
						—
Issuance of unrestricted stock	174	2	(2)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(11)	(1)	(25)	—	—	(26)
Issuance of common stock under employee stock purchase plan	53	1	73	—	—	74
Stock-based compensation expense	—	—	1,132	—	—	1,132
Repurchase of common stock	(137)	(1)	(206)	—	—	(207)
Other comprehensive income	—	—	—	—	56	56
Net loss	—	—	—	(4,431)	—	(4,431)

Balance at December 31, 2024	21,097	$211	$100,377	$(69,943)	$251	$30,896

The accompanying notes are an integral part of the consolidated financial statements.

1 NATURE OF BUSINESS

We are a leading biometric identity platform company that validates and secures identities using proven and trusted biometrics solutions. Our portfolio enables government agencies and commercial entities to enroll, identify authenticate and enable using biometrics, which comprise physiological characteristics, such as fingerprints, faces, irises and voices.

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
•
Authenticate: Provide frictionless multi-factor, passwordless access to secured accounts and databases with biometric verification
•
Enable: Manage the lifecycle of secure identities through optimized biometric interchanges

Our comprehensive portfolio of biometric solutions is based on innovative, robust products designed explicitly for ease of integration, including customer-managed and integration ready biometric frameworks, platforms, software development kits (“SDKs”) and orchestration services. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include mobile enrollment, user authentication, identity proofing, and secure transaction enablement.

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

Use of Estimates – The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Estimates used in these financial statements include but are not limited to, revenue recognition, goodwill and long-lived asset impairment, stock based compensation, income taxes, and allowance for credit losses.

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

Cash and cash equivalents, which primarily include money market mutual funds, were $13.0 million and $10.0 million at December 31, 2024 and 2023, respectively. Marketable securities, which primarily include U.S.

Treasuries and corporate bonds, were $14.8 million and $20.9 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, our assets that are measured at fair value on a recurring basis include the following (in thousands):

	Fair Value Measurement at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$10,671	$-	$-	$10,671
Marketable securities	14,842	-	-	14,842
Total assets	$25,513	$-	$-	$25,513

As of December 31, 2023, our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$7,848	$-	$-	$7,848
Marketable securities	20,913	-	-	20,913
Total assets	$28,761	$-	$-	$28,761

The fair value of our contingent acquisition payments was $0 as of December 31, 2023. The $0.8 million decrease during the year ended December 31, 2023 was due to the end of the earnout period without the achievement of any earnout targets, resulting in no earnout payment being required.

Investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2024:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,591	$260	$(9)	$14,842
	$14,591	$260	$(9)	$14,842

	December 31, 2023:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$15,332	$176	$(19)	$15,489
Corporate bonds	5,386	39	(1)	5,424
	$20,718	$215	$(20)	$20,913

Changes in note receivable consisted of the following (in thousands):

Balance as of December 31, 2022	$2,601
Accrued interest	94
Write-off of Note Receivable	(2,695)
Balance as of December 31, 2023	-
No Change	-
Balance as of December 31, 2024	-

The investment in the Note Receivable ("Note") with Omlis Limited ("Omlis"), a limited company incorporated and registered in England and Wales and the parent of MIRCAL Technologies Limited ("MIRACL"), was negotiated at an arm’s length basis and the total carrying value of the investment was $0 as of December 31 2024 and 2023. The $2.7 million write off during the year ended December 31, 2023 was the result of the lack of recoverability of the Note due to liquidity concerns as of December 31, 2023. In addition, in January 2024, Omlis and MIRACL petitioned to enter the United Kingdom administration process, which is still ongoing. The deterioration of Omlis' liquidity, resulted in our unlikely recoverability of the Note's carrying value.

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

For the years ended December 31, 2024 and 2023, changes to and ending balances of the allowance for credit losses were as follows (in thousands):

	Years ended December 31,
	2024	2023
Allowance for credit losses balance - beginning of year	$173	$188
Additions to the allowance for credit losses	85	37
Deductions against the allowance for credit losses	(11)	(52)
Allowance for credit losses balance - end of year	$247	$173

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

Leases – We account for a contract as a lease when we have the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine the initial classification and measurement of our operating lease right of use assets and lease liabilities at the lease commencement date and thereafter if modified. Fixed lease costs are recognized on a straight-line basis over the lease term. Variable lease costs are recognized in the period in which the obligation for those payments is incurred. We combine lease and non-lease components when determining lease costs for office space. The lease liability includes lease payments related to options to extend or renew the lease term if we are reasonably certain we will exercise those options. Our lease does not contain material residual value guarantees or restrictive covenants.

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

As of December 31, 2024 and 2023, we had $3.1 million of goodwill. We performed a quantitative analysis during the years ended December 31, 2024 and 2023 and determined there were no impairments of goodwill.

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

We did not identify any events or changes in business circumstances that would indicate the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate during the years ended December 31, 2024 and 2023.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2024 and 2023, none of our contracts contained a significant financing component.

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

Also, with the adaption of our current products to be delivered in a hosted environment with AwareID, we recognize revenue from our SaaS offerings ratably over the subscription period. For the year ended December 31, 2024, we generated $0.1 million of revenue from SaaS contracts, which is included in license revenue. In 2023, we generated a de minimis amount of revenue from SaaS contracts.

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

The following table presents changes in our contract assets and liabilities during the years ended December 31, 2024 and 2023 (in thousands):

	Balance at Beginning of period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2024
Contract Assets:
Unbilled receivables	$1,401	$3,558	$(3,879)	$1,080
Year ended December 31, 2023
Contract Assets:
Unbilled receivables	$2,929	$4,356	$(5,884)	$1,401

	Balance at Beginning of period	Billings	Revenue Recognized	Balance at End of Period
Year ended December 31, 2024
Contract Liabilities:
Deferred revenue	$5,537	$8,203	$(8,577)	$5,163
Year ended December 31, 2023
Contract Liabilities:
Deferred revenue	$3,733	$9,478	$(7,674)	$5,537

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The aggregate amount of the transaction price allocated to remaining performance obligations with a duration greater than one year, comprised of software maintenance contracts, was $0.3 million as of December 31, 2024.

Contract Costs

We recognize other long-term assets for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions meet the requirements to be capitalized, and we amortize these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets on our consolidated balance sheets.

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

Capitalization of Software Costs – We capitalize certain costs to develop software products to be sold, leased, or marketed to external users after technological feasibility of the product has been established. No software costs were capitalized during the years ended December 31, 2024 and 2023, because such costs incurred between the period after technological feasibility to the product release were immaterial.

The Company capitalizes and amortizes certain direct costs associated with computer software developed or purchased for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company amortizes capitalized software costs generally over three to five years, commencing on the date the software is placed into service. No software costs were capitalized during the years ended December 31, 2024 and 2023, because such costs were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2024 and 2023, we had cash and cash equivalents in excess of federally insured deposit limits of approximately $12.7 million and $9.7 million, respectively.

Concentration of credit risk with respect to net accounts receivable and unbilled receivables consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable and unbilled receivables at December 31:

	December 31,
	2024	2023
Customer A	16%	16%
Customer B	18%	8%

We had one customer in 2023 that represented 18% of revenue. No other customers represented over 10% of revenue in 2024 or 2023.

Stock-Based Compensation – We grant stock and stock options to our employees and directors. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award.

For stock options, we use the Black-Scholes valuation model to estimate fair value. This model considers both observable inputs and assumptions. Observable inputs include the exercise price of the award and the risk-free interest rate over the expected term. Assumptions used in the valuation include the expected term of the option, the expected volatility of our stock over the expected term, and our expected annual dividend yield.

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate fair value because of their short-term nature.

Segments – We have determined that we operate as a single reportable segment, as our Chief Executive Officer, who serves as our chief operating decision maker (CODM), evaluates financial performance and allocates resources on a consolidated basis. In making operating decisions, management and the Board receive regular reporting on revenue, cost of revenue, operating expenses, and profitability metrics. The primary financial measures used to assess performance include revenue growth, gross margin, adjusted EBITDA, and operating income. Significant expense categories reviewed by our CODM for our single operating segment include research and development, selling and marketing, and general and administrative expenses, as presented in our consolidated statement of operations.

To determine our single reportable segment, we evaluated factors such as the nature of our products and services, customer base, distribution methods, and how the business is managed. Given that we provide a unified suite of biometric and identity solutions, serve a common customer base, and operate under a single management team with an integrated resource allocation strategy, we concluded that a single operating segment best represents how we manage the business.

We do not allocate assets to individual business units or product lines for internal reporting purposes. Our CODM reviews the company’s assets on a consolidated basis, and as a result, we do not present segment asset information separately in our financial statements

We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenues were generated from the following geographic regions (in thousands):

	Year ended December 31,
	2024	2023
United States	$7,597	$11,953
United Kingdom	4,720	1,524
Rest of world	5,072	4,767
	$17,389	$18,244

Revenue by product group was (in thousands):

	Year ended December 31,
	2024	2023
License and service contracts	$13,431	$14,272
Subscription-based contracts	3,958	3,972
	$17,389	$18,244

Revenue by product group consists of all revenue associated with a contract, including license revenue, maintenance revenue, and services and other revenue. Revenue may be recognized at a point in time or over time, depending on the nature of the underlying performance obligations. These revenues are attributable to contracts with fixed fees and those with guaranteed minimums.

License and service contracts include revenue recognized from perpetual software licenses, professional services, and associated maintenance contracts. Subscription-based contracts include revenue from term licenses and their associated maintenance contracts, as well as SaaS-based revenue and other recurring subscription services.

Revenue by timing of transfer of goods or services was (in thousands):

	Year ended December 31,
	2024	2023
Goods or services transferred at a point in time	$5,279	$8,223
Goods or services transferred over time	12,110	10,021
	$17,389	$18,244

3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2024	2023
Building and improvements	162	162
Computer and office equipment	903	859
Purchased software	78	78
Furniture and fixtures	573	573
Total	1,716	1,672
Less accumulated depreciation	(1,239)	(1,093)
Property and equipment, net	$477	$579

Depreciation expense was $0.2 million for each of the years ended December 31, 2024 and 2023.

4. INTANGIBLE ASSETS

The carrying value of intangible assets and their estimated useful life as of December 31, 2024 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(1,007)	$1,673
Developed technology	5 and 7 years	710	(414)	296
Trade name / trademarks	3 and 7 years	30	(23)	7
		$3,420	$(1,444)	$1,976

The carrying value of intangible assets and their estimated useful life as of December 31, 2023 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(715)	$1,965
Developed technology	5 and 7 years	710	(297)	413
Trade name / trademarks	3 and 7 years	30	(17)	13
		$3,420	$(1,029)	$2,391

During the years ended December 31, 2024 and 2023, we recorded $0.4 million of amortization expense on intangible assets. The Company expects to record amortization for the years ended December 31 as follows (in thousands):

2025	$405
2026	356
2027	355
2028	338
2029	174
Thereafter	348
$1,976

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

We recorded the Note at fair value in accordance with ASC 825, Financial Instruments, which was $0 as of December 31, 2024 and 2023. For the year ended December 31, 2023 we recorded a fair value adjustment of $2.7 million, which included $0.2 million of accrued interest, to adjust the fair value to $0 as of December 31, 2023. The $2.7 million write off during the year ended December 31, 2023 was the result of the lack of recoverability of the Note due to liquidity concerns as of December 31, 2023. In addition, in January 2024, Omlis and MIRACL petitioned to enter the United Kingdom administration process, which is still ongoing. The deterioration of Omlis' liquidity resulted in our unlikely recoverability of the Note's carrying value and the unlikelihood of a payout as an unsecured creditor from the administration process.

7. INCOME TAXES

We recorded a provision for income tax of $53 thousand and $59 thousand for the years ended December 31, 2024 and 2023, respectively. The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2024	2023
Current:
Federal	$-	$(11)
State	31	70
Foreign	22	—
Provision for income taxes	$53	$59

The difference between the effective tax rate and the U.S federal statutory rate was driven primarily due to the changes in the valuation allowance of our deferred tax assets, state income taxes and impact of stock-based compensation to the deferred tax assets in both 2024 and 2023. A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2024	2023
Federal statutory rate	21%	21%
State rate, net of federal benefit	2	7
Tax credits	2	(3)
Permanent adjustments	—	—
Change in valuation allowance	(16)	(19)
Stock compensation	(13)	(2)
Tax law change	2	(5)
Other	1	—
Effective tax rate	(1)%	(1)%

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

Deferred income taxes - We had net deferred tax assets of $0 as of December 31, 2024 and 2023. The principal components of deferred tax assets, net, were as follows at December 31 (in thousands):

	2024	2023
Stock-based compensation	$215	$663
Research and development credits	6,662	6,623
Capitalized research expense	3,846	3,094
Net operating loss	2,655	1,768
Loss on note receivable	—	644
Other	318	257
Total deferred tax assts	13,696	13,049
Valuation allowance	(13,222)	(12,504)
Deferred tax liabilities
Depreciation	(113)	(138)
Intangibles	(361)	(407)
Total deferred tax liabilities	(474)	(545)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2024, $6.7 million of our deferred tax assets relate to research and development credit carryforwards. Further, a significant portion of our deferred tax assets relates to federal and state research and development credits. These credits may only offset 75% of the tax liability after net operating loss carryforwards are utilized and thus, we have the risk that the credits could expire before utilization if sufficient taxable income in the carryforward periods doesn’t exist.

As of December 31, 2024, we had a federal net operating loss carryforward of $7.4 million, which may be available to offset future income tax liabilities. $6.8 million of those NOLs can be carried forward indefinitely and the remaining $0.6 million expire in 2037. As of December 31, 2024, we had State NOL carryforwards of $26.5 million, which expire at various dates though 2044.

We evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. The deferred tax assets are composed principally of net operating loss carryforwards, capitalized research costs and research and development credits. As part of this analysis, we gave more weight to recent, historical evidence than future projections as we consider the past more objective. Under the applicable accounting standards, we considered our history of losses and concluded that is more likely that we will not recognize the benefits of federal and state deferred tax assets. Therefore, we have recorded a full valuation allowance of $13.2 million and $12.5 million at December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we increased the valuation allowance by $0.7 million from the prior year end. We will continue to monitor the evidence and the realizability of our deferred tax assets in future periods. Should evidence regarding the realizability of our deferred tax assets change at a future point in time, we will adjust the valuation allowance as required.

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

Uncertain tax benefits - As of December 31, 2024 and 2023, we had $0.7 million of uncertain tax positions that were primarily related to our research and development tax credits. There were no changes to this amount during each of the years ended December 31, 2024 and 2023. The uncertain tax positions will impact our effective tax rate if realized.

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

8. EQUITY AND STOCK COMPENSATION PLANS

Stock Option Plan – During the year ended December 31, 2023, we had one active fixed stock option plan, the 2001 Nonqualified Stock Plan (the “2001 Plan”), under which we were authorized to grant nonqualified stock options, stock appreciation rights, and stock awards to employees and directors for up to 8,000,000 shares of common stock. As of December 31, 2023, there were 1,577,130 shares available for grant under the 2001 Plan.

On January 17, 2024, our shareholders approved the Aware, Inc. 2023 Equity and Incentive Plan (the “2023 Plan”), which replaced the 2001 Plan. The 2023 Plan provides for the grant of various equity-based awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, dividend equivalent rights, and cash awards. The 2023 Plan authorizes the issuance of an aggregate of 1,277,130 shares of common stock, plus an additional number of shares equal to the number of shares subject to outstanding awards under the 2001 Plan that are forfeited, expire unexercised, or are repurchased or withheld to cover taxes or exercise prices, up to a maximum of 2,590,000 shares. As of December 31, 2024, there were 2,175,211 shares available for grant under the 2023 Plan.

Options are granted with exercise prices as determined by the Board of Directors and have a maximum term of ten years. Options generally vest over three to five years.

The following table presents stock-based compensation expenses included in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Year Ended December 31,
	2024	2023
Research and development	156	309
Selling and marketing	63	88
General and administrative	913	1,128
Stock-based compensation expense	$1,132	$1,525

Stock-based compensation expense in the preceding table includes expenses associated with grants of: i) stock options, ii) unrestricted shares of our common stock; and iii) performance share awards. The methods used to determine stock-based compensation expense for each type of equity grant are described in the following paragraphs.

Stock Option Grants. During the year ended December 31, 2024, we granted 640,000 common stock options to purchase our common stock under the 2023 plan. We did not grant any stock options during the year ended December 31, 2023. We estimate the fair value of stock options using the Black-Scholes valuation model.

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

On January 17, 2024, our stockholders approved a stock option exchange program (the “Exchange Offer”) pursuant to which eligible employees, primarily consisting of our executive officers and senior management, were able to exchange certain stock options (the “Eligible Options”) for replacement stock options with modified terms (the “New Options”) as described below. We commenced the Exchange Offer on January 19, 2024.

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

During the year ended December 31, 2024 we expensed an incremental $0.3 million in stock based compensation expense related to the accelerated vesting of stock options of our former Chief Executive Officer.

Specific assumptions used to determine the fair value of options granted during the year ended December 31, 2024, using the Black-Scholes valuation model were as follows:

Year ended December 31,
2024
Expected term (1)	6.25 years
Expected volatility factor (2)	53%
Risk-free interest rate (3)	4.2%
Expected annual dividend yield	n/a

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

Restricted Stock Units. The 2023 Plan permits us to grant restricted stock units to our directors, officers, and employees. Upon vesting, each restricted stock unit entitles the recipient to receive a number of shares of common stock as set forth in the relevant restricted stock unit agreement. Stock-based compensation expense for restricted stock units is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date.

We granted 284,814 restricted stock units to directors, officers, and employees during the year ended December 31, 2024. Of the restricted stock units granted in 2024, 70,406 vested shortly after June 30, 2024 and 70,408 vested shortly after December 31, 2024. Of the remaining 144,000 restricted stock units, 15,000 vested in November 2024, 6,000 vested in December 2024 and 18,000 are scheduled to vest in June 2025, 2026 and 2027 in 6,000 increments. The remaining 105,000 restricted stock units were forfeited in 2024 as a result of employee terminations.

Unrestricted Stock Grants. Our 2001 Plan, which was replaced by our 2023 Plan, permitted us to grant shares of unrestricted stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

We granted 134,211 shares of unrestricted stock to directors, officers, and employees during the year ended December 31, 2023. Of these shares granted in 2023, 67,104 were issued shortly after June 30, 2023 and 67,107 were issued shortly after December 31, 2023. 15,000 shares were issued in August 2024 related to a grant in August 2022 and the remaining 15,000 unrestricted stock grants were forfeited in September 2024 as a result of employee termination.

Stock Options. Total options outstanding at December 31, 2024 and 2023 were as follows:

	2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,260,000	$4.88	2,560,000	$4.96
Granted (1)	1,573,073	2.14	-	-
Exercised	-	-	-	-
Forfeited or cancelled (1)	(2,257,984)	4.80	(300,000)	4.94
Outstanding at end of year	1,575,089	$2.27	2,260,000	$4.88
Exercisable at year end	644,082	$2.51	1,681,037	$4.94

(1) Includes 933,073 options granted and 2,180,000 cancelled pursuant to the Exchange Offer.

At December 31, 2024, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 6.02 and 0.25 years, respectively.

At December 31, 2024, the aggregate intrinsic value of options outstanding and exercisable was $0. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes the stock options outstanding at December 31, 2024:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$2 to $3	1,495,089	$2.14	9.43	567,416	$2.21
$3 to $4	—	$—	-	—	$—
$4 to $5	80,000	$4.73	6.15	76,666	$4.73
	1,575,089	$2.27	6.98	644,082	$2.51

At December 31, 2024, unrecognized compensation expense related to non-vested stock options was approximately $0.6 million, which is expected to be recognized over a weighted average period of 3.2 years.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan – In May 2021, we adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation in the 2021 ESPP is limited to $25,000 worth of stock for each calendar year, may be terminated at any time by the employee, and automatically ends on termination of employment. A total of 1,000,000 shares of common stock were reserved for issuance under the 2021 ESPP, and as of December 31, 2024, there were 747,404 shares available for future issuance thereunder. We issued 53,440 and 69,591 shares under the 2021 ESPP Plan during the years ended December 31, 2024 and 2023, respectively.

Share Purchases – On March 1, 2022, our Board of Directors authorized a stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. As of December 31, 2024 we have repurchased $2.0 million of our common stock pursuant to this program. During the years ended December 31, 2024 and 2023 we repurchased 137,086 and 299,780 shares of our common stock, respectively. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Directors discretion.

Dividends – We did not pay dividends in the years ended December 31, 2024 and 2023.

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

The components of lease expense included in the consolidated statements of operations and comprehensive loss are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Operating lease costs	$733	$733

Supplemental balance sheet information related to the Company's operating lease was as follows (in thousands):

	As of December 31,
	2024	2023
Operating lease right-of-use assets	$3,964	$4,260

Current portion, operating lease liabilities	656	637
Operating lease liabilities, long term	3,588	3,838
Total operating lease liabilities	$4,244	$4,475

Weighted average remaining lease term (years)	8.3	9.3
Weighted average incremental borrowing rate	10.1%	10.1%

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

Future minimum lease payments for operating leases with initial remaining terms in excess of one year as of December 31, 2024 are as follows:

2025	$687
2026	708
2027	729
2028	751
2029	773
Thereafter	2,678
Total lease payments	6,326
Less implied interest	(2,082)
Total operating lease liabilities	$4,244

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

11. EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “401K Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the 401K Plan are at the discretion of the Board of Directors. Our contributions were $0.3 million and $0.4 million in 2024 and 2023, respectively.

12. NET LOSS PER SHARE

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2024	2023
Stock options	1,575	2,533

Net loss per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2024	2023
Net loss	(4,431)	(7,314)
Shares outstanding:
Weighted-average common shares outstanding	21,139	21,013
Additional dilutive common stock equivalents	—	—
Diluted shares outstanding	21,139	21,013
Net loss per share – basic	$(0.21)	$(0.35)
Net loss per share - diluted	$(0.21)	$(0.35)

13. SUBSEQUENT EVENT

In October 2024, the Board of Directors of Aware, Inc. initiated a CEO transition process. Robert Eckel stepped down as CEO and President effective December 31, 2024. On February 3, 2025, the Board appointed, Ajay K. Amlani as the new Chief Executive Officer and President.

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

Evaluation of Changes in Internal Control Over Financial Reporting

In December 2024, our Chief Executive Officer resigned, and our Chief Financial Officer assumed the role of Interim Chief Executive Officer while continuing to serve as Chief Financial Officer. In February 2024, we hired a new Chief Executive Officer, and the Interim Chief Executive Officer returned to his role as Chief Financial Officer. While these leadership transitions represent significant changes in our executive team, we have assessed their impact on our internal control over financial reporting and determined that these changes have not materially affected the design or operation of our internal controls.

We have updated our internal control documentation in light of these organizational changes. We will continue to monitor and update our internal control processes as necessary to ensure their effectiveness.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our June 11, 2025 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our June 11, 2025 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our June 11, 2025 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our June 11, 2025 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our June 11, 2025 Annual Meeting of Shareholders.

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

10.10*

Aware, Inc. 2024 Executive Bonus Plan (incorporated by reference to Item 5.02 of the Aware, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2024 and incorporated herein by reference).

10.11

Lease dated as of March 1, 2022 by and between 76/80 Burlington Group, LLC and Aware, Inc. (filed as Exhibit 10.20 to Aware Inc. Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission and incorporated herein by reference).

10.12*

Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference).

10.13*

Form of Incentive Stock Option Agreement under the Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference

10.14*

Form of Nonstatutory Stock Option Agreement under the Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference).

10.15*

Form of Restricted Stock Unit Aware Agreement under the Aware, Inc. 2023 Equity and Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024 and incorporated herein by reference).

10.16*	Employment Agreement between Aware, Inc. and David Traverse dated June 1, 2024.

10.17*

Letter Agreement dated October 30, 2024 between Aware, Inc. and Robert A. Eckel (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2024 and incorporated herein by reference).

10.18*

Employment Agreement between Aware, Inc. and Ajay Amlani dated February 3, 2025 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2025 and incorporated herein by reference).

10.19*	Form of Performance-based Stock Option Agreement under the Aware, Inc. 2023 Equity and Incentive Plan.

19.1	Aware, Inc. Amended and Restated Insider Trading Policy.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Aware Inc. Compensation Recovery Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

101

The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2024 and

December 31, 2023; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and December 31, 2023; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024 and December 31, 2023 and (v) Notes to Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWARE, INC.

By:	/s/ Ajay K. Amlani
Ajay K. Amlani
Chief Executive Officer & President

By:	/s/ David K. Traverse
David K. Traverse
Chief Financial Officer
Date: March 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 2025.

Signature	Title

/s/ Ajay K. Amlani	Chief Executive Officer, President & Director
Ajay K. Amlani	(Principal Executive Officer)

/s/ David K. Traverse	Chief Financial Officer
David K. Traverse	(Principal Financial Officer)

/s/ Brent P. Johnstone	Chairman of the Board & Director
Brent P. Johnstone

/s/ John S. Stafford, III	Director
John S. Stafford, III

/s/ Brian D. Connolly	Director
Brian D. Connolly
/s/ Gary Evee	Director
Gary Evee /s/ Peter Faubert	Director
Peter Faubert