Form 10-Q
period 2025-03-31
AWARE INC /MA/
filed 2025-05-02
CIK 1015739

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2025 was 21,091,531.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,454	$12,972
Marketable securities	16,379	14,842
Accounts receivable, net	2,828	2,922
Unbilled receivables, net	1,155	1,080
Prepaid expenses and other current assets	1,598	1,169
Total current assets	30,414	32,985

Property and equipment, net	481	477
Intangible assets, net	1,873	1,976
Goodwill	3,120	3,120
Right of use asset	3,885	3,964
Other long-term assets	122	122
Total assets	$39,895	$42,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$748	$894
Accrued expenses	964	1,447
Current portion of operating lease liabilities	661	656
Deferred revenue	4,185	4,867
Total current liabilities	6,558	7,864

Long-term deferred revenue	350	296
Long-term operating lease liabilities	3,518	3,588
Total long-term liabilities	3,868	3,884
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,132,551 as of March 31, 2025 and 21,096,580 as of December 31, 2024	211	211
Additional paid-in capital	100,504	100,377
Accumulated deficit	(71,541)	(69,943)
Accumulated other comprehensive income	295	251
Total stockholders’ equity	29,469	30,896

Total liabilities and stockholders’ equity	$39,895	$42,644

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Software licenses	$1,316	$2,147
Software maintenance	2,153	2,160
Services and other	139	114
Total revenue	3,608	4,421

Costs and expenses:
Cost of revenue	245	276
Research and development	1,922	2,182
Selling and marketing	1,663	1,891
General and administrative	1,630	1,334
Total costs and expenses	5,460	5,683
Operating loss	(1,852)	(1,262)
Interest income	261	280
Loss before provision for income taxes	(1,591)	(982)
Provision for income taxes	7	—
Net loss	$(1,598)	$(982)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	44	(56)
Comprehensive loss	$(1,554)	$(1,038)
Net loss per share – basic	$(0.08)	$(0.05)
Net loss per share – diluted	$(0.08)	$(0.05)
Weighted-average shares – basic	21,267	21,085
Weighted-average shares – diluted	21,267	21,085

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,598)	$(982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	139
Stock-based compensation	180	164
Allowance for credit losses	33	—
Non-cash lease expense	13	17
Changes in assets and liabilities:
Accounts receivable	61	(1,302)
Unbilled receivables	(75)	(167)
Prepaid expenses and other current assets	(441)	(12)
Accounts payable	(146)	511
Accrued expenses	(483)	(675)
Deferred revenue	(628)	(104)
Net cash used in operating activities	(2,940)	(2,411)

Cash flows from investing activities:
Purchases of property and equipment	(45)	—
Purchase of marketable securities	(2,730)	—
Sale of marketable securities	1,250	6,724
Net cash (used in) provided by investing activities	(1,525)	6,724

Cash flows from financing activities:
Repurchase of common stock	(53)	—
Net cash used in financing activities	(53)	—

(Decrease) increase in cash and cash equivalents	(4,518)	4,313
Cash and cash equivalents, beginning of period	12,972	10,002
Cash and cash equivalents, end of period	$8,454	$14,315

Supplemental disclosure: Cash paid for income taxes	$7	$—

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2025
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity

Balance at December 31, 2024	21,097	$211	$100,377	$(69,943)	$251	$30,896

Issuance of unrestricted stock	70	—	—	—	—	—
Stock-based compensation expense	—	—	180	—	—	180
Repurchase of common stock	(34)	—	(53)	—	—	(53)
Other comprehensive income	—	—	—	—	44	44
Net loss	—	—	—	(1,598)	—	(1,598)

Balance at March 31, 2025	21,133	$211	$100,504	$(71,541)	$295	$29,469

	For the Three Months Ended
	March 31, 2024
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity
Balance at December 31, 2023	21,018	$210	$99,405	$(65,512)	$195	$34,298

Issuance of unrestricted stock	67	2	(2)	—	—	—
Stock-based compensation expense	—	—	164	—	—	164
Other comprehensive loss					(56)	(56)
Net loss	—	—	—	(982)	—	(982)

Balance at March 31, 2024	21,085	$212	$99,567	$(66,494)	$139	$33,424

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Description of the Company and Basis of Presentation

Description of the Company

We are a leading biometric authentication company focused on helping organizations verify and secure identities through advanced biometric technologies. Our software is designed to meet the increasing need for secure, user-friendly authentication solutions across both government and commercial sectors. Built on diverse, global data sets, our algorithms can be adapted to meet a wide range of security requirements. We support identity-related functions, such as enrollment, identification, and authentication, using various unique and hard to replicate biometric modalities, including fingerprints, facial recognition, iris scans, and voice analysis

•
Enroll: Register biometric identities into an organization’s secure database
•
Identify: Utilize an organization’s secure database to accurately identify individuals using biometric data
•
Authenticate: Provide frictionless multi-factor, passwordless access to secured accounts and databases with biometric verification
•
Enable: Manage the lifecycle of secure identities through optimized biometric interchanges

We have beefn a trusted provider of biometric technology since 1993. Our comprehensive portfolio of biometric solutions is based on innovative, robust products designed explicitly for ease of integration, including customer-managed and integration ready biometric frameworks, platforms, software development kits (“SDKs”) and services. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include mobile enrollment, user authentication, and secure transaction enablement.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2024 in conjunction with our 2024 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive loss, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2025, and of operations and cash flows for the interim periods ended March 31, 2025 and 2024.

The results of operations for the interim periods ended March 31, 2025 are not necessarily indicative of the results to be expected for the year.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU wasa effective for our fiscal year ending on December 31, 2024 and interim periods beginning in fiscal 2025, with early adoption permitted. The Company adopted this standard as of January 1, 2024 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

The amount of consideration is typically not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. During the three month periods ended March 31, 2025 and 2024, none of our contracts contained a significant financing component.

Also, as we expand our Software as a Service ("SaaS") offerings, including AwareID, revenue from SaaS contracts will be recognized ratably over the subscription period. For the three months ended March 31, 2025 and 2024 we generated $47 thousand and $7 thousand of revenue from SaaS contracts, respectively.

Cost of revenue associated with each category of revenue, may include internal engineering labor, third-party contractors, software license fees, and hardware costs.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer, who is our CODM. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$1,820	$1,806
United Kingdom	558	1,186
Turkey	399	604
Rest of World	831	825
	$3,608	$4,421

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended March 31,
	2025	2024
Goods or services transferred at a point in time	$879	$1,274
Goods or services transferred over time	2,729	3,147
	$3,608	$4,421

Revenue by contract type was (in thousands):

	Three Months Ended March 31,
	2025	2024
License and service contracts	$2,914	$3,230
Subscription-based contracts	694	1,191
	$3,608	$4,421

Revenue from subscription-based contracts include revenue that may be recognized at a point in time or over time and be part of a fixed fee and or minimum guarantee as well as fees earned and allocated to software maintenance.

Contract Balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes customer billing) or a contract liability (customer payment precedes performance). Customers that prepay are represented by the deferred revenue below until the performance obligation is satisfied.

Our contract assets consist of unbilled receivables. Our contract liabilities consist of deferred (unearned) revenue, which is generally related to software maintenance contracts. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.

The following tables present changes in our contract assets and liabilities during the three months ended March 31, 2025 and 2024 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2025
Contract assets:
Unbilled receivables	$1,080	$786	$(711)	$1,155

Three months ended March 31, 2024
Contract assets:
Unbilled receivables	$1,401	$1,725	$(1,558)	$1,568

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended March 31, 2025
Contract liabilities:
Deferred revenue	$5,163	$1,525	$(2,153)	$4,535

Three months ended March 31, 2024
Contract liabilities:
Deferred revenue	$5,537	$2,056	$(2,160)	$5,433

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of March 31, 2025, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $0.3 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $8.5 million and $13.0 million as of March 31, 2025 and December 31, 2024, respectively. Marketable securities, which consists of U.S. Treasuries, were $16.4 million and $14.9 million as of March 31, 2025 and December 31,

2024, respectively. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at March 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$7,406	$—	$—	$7,406
Marketable securities	16,379	—	—	16,379
Total assets	$23,785	$—	$—	$23,785

	Fair Value Measurement at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$10,671	$—	$—	$10,671
Marketable securities	14,842	—	—	14,842
Total assets	$25,513	$—	$—	$25,513

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2025:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$16,084	$297	$(2)	$16,379
	$16,084	$297	$(2)	$16,379

	December 31, 2024:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,591	$260	$(9)	$14,842
	$14,591	$260	$(9)	$14,842

Note 4 – Intangible Assets

Intangible assets and their estimated useful lives as of March 31, 2025 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(1,078)	$1,602
Developed technology	5 and 7 years	710	(443)	267
Trade name / trademarks	3 and 7 years	30	(26)	4
		$3,420	$(1,547)	$1,873

During each of the three months ended March 31, 2025 and 2024, we recorded $0.1 million of intangible assets amortization expense. We expect to record amortization expense for the remainder of 2025 and each subsequent year and thereafter as follows (in thousands):

2025	$301
2026	356
2027	355
2028	338
2029	174
Thereafter	349
$1,873

Note 5 – Computation of Earnings per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation. All outstanding common stock equivalents were not included in the per share calculation for diluted earnings per share where we had a net loss, and the effect of their inclusion would be anti-dilutive.

Note 6 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of services and other revenue	$—	$2
Research and development	42	10
Selling and marketing	9	16
General and administrative	130	136
Stock-based compensation expense	$181	$164

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

During the three months ended March 31, 2025, the Company granted stock options to purchase an aggregate of 1,165,197 shares of common stock under the 2023 Equity and Incentive Plan. No stock options were granted during the same period in 2024, and no stock options were exercised in either period. Of the total stock options granted in the current period, 327,840 options were granted as incentive stock options and 837,357 as non-qualified stock options.

The stock options granting during the three months ended March 31, 2025 included 105,000 incentive stock options to a recently hired executive officer and 1,060,197 options, comprising both incentive and non-qualified options granted to Ajay Amlani, in connection with his appointment as the Company’s Chief Executive Officer. Within the grant to Mr. Amlani, 848,157 options are subject to time-based vesting, with 25 percent vesting on the one-year anniversary of the grant date and the remaining 75 percent vesting in 36 equal monthly installments thereafter, subject to Mr. Amlani's continued service. The remaining 212,040 options granted to Mr. Amlani are performance-based and divided equally between two tranches. The first tranche is eligible to vest if certain minimum bookings growth for 2025 thresholds are met, with incremental vesting for higher levels of growth up to a maximum threshold. The second tranche is subject to similar performance conditions based on year-over-year bookings growth in 2026. In both cases, Mr. Amlani must remain in service through December 31 of the applicable performance year for any shares to vest. Expense recognition for the option grant is based on the fair value on the grant date and reflects management’s assessment of the probability of achieving the specified performance conditions. Expense is recognized over the requisite service period and is adjusted for changes in the probability of achievement, as necessary.

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

We granted 411,867 restricted stock units to directors, officers, and employees during the three months ended March 31, 2025. Of these, 245,638 restricted stock units are scheduled to vest in two installments of 122,495 and 122,496 shares shortly after June 30, 2025 and December 31, 2025, respectively. In addition, 166,229 restricted stock units were granted on March 13, 2025 to Mr. Amlani in connection with an amendment to his employment agreement. The amendment provides that 80% of Mr. Amlani's CEO’s base salary for the period from March 16, 2025 through December 31, 2025 will be paid in restricted stock units. The award represents the right to receive 166,229 shares and will vest in nine equal monthly installments beginning on April 16, 2025 and continuing on the 16th of each month through December 16, 2025. All awards are subject to continued service through the applicable vesting dates. No restricted stock units were forfeited during the quarter.

During the three months ended March 31, 2024, we granted 200,814 restricted stock units to directors,

officers, and employees. Of these, 140,814 restricted stock units vested in two equal installments shortly after June 30, 2024 and shortly after December 31, 2024. The remaining 60,000 restricted stock units were scheduled to be issued in four equal installments in July 2024 and January of 2025, 2026, and 2027, but were forfeited during the three months ended March 31, 2024 as a result of an employee termination.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. As of March 31, 2025 we have repurchased $2.1 million of our common stock pursuant to this program. During the three months ended March 31, 2025 and 2024 we purchased 34,437 and 35 shares of common stock, respectively. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Directors' discretion.

Note 7 – Income Taxes

During the three months ended March 31, 2025 and 2024, we recorded an income tax provision of $7,000 and $0, respectively.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2025 and December 31, 2024, we have a full valuation recorded against our net deferred tax assets.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Quarterly Report on Form 10-Q contains forward‑looking statements that involve substantial risks and uncertainties. You can identify these statements by forward‑looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward‑looking” information. However, we may not be able to predict future events accurately. The risk factors listed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward‑looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our business.

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

On October 30, 2024, we announced that Robert Eckel, our Chief Executive Officer and a member of our Board of Directors, would resign from these positions effective December 31, 2024. Following this announcement, we retained an executive search firm and conducted an extensive search for his successor. As a result of that process, on February 3, 2025, Ajay Amlani was appointed Chief Executive Officer and a member of our Board of Directors.

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance.

Revenue and operating loss for the three months ended March 31, 2025 were $3.6 million and $1.9 million, respectively. These results compared to revenue of $4.4 million and operating loss of $1.3 million for the three months ended March 31, 2024. The decrease in revenue and operating loss in the current three month period was primarily due to a $0.8 million decrease in software license revenue. The impact of the decrease in revenue on our operating loss was partially offset by $0.2 million decrease in operating expenses resulting from temporary cost reductions related to reduced headcount in the first quarter of 2025.

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

Software license revenue decreased 39% from $2.1 million in the three months ended March 31, 2024 to $1.3 million for the three months ended March 31, 2025. As a percentage of total revenue, software license revenue decreased from 49% in the first quarter of 2024 to 36% in the current year quarter. The $0.8 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales of $0.3 million due to fewer one-time license deals in the current quarter and a $0.4 million decrease in license revenue related to subscription contracts as a result of timing of renewal of licenses.

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

Software maintenance revenue was $2.2 million in the three months ended March 31, 2025 and 2024. As a percentage of total revenue, software maintenance revenue increased from 49% in the first quarter of 2024 to 60% in the current year first quarter.

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

Services and other revenue was $0.1 million in the three months ended March 31, 2025 and 2024. As a percentage of total revenue, services and other revenue increased from 3% in the first quarter of 2024 to 4% in the current year quarter.

Services and other revenue fluctuate dependent on when we commence new projects and when we complete projects that were started in previous periods.

Cost of revenue. Cost of revenue consists primarily of engineering costs to perform customer services projects, amortization of intangible assets related to acquisitions, and other third-party costs that are included with some of our software licenses. Such costs primarily include: i) engineering salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors; iii) software license fees; and iv) hardware costs.

Cost of revenue decreased 11% from $0.3 million in the three months ended March 31, 2024 to $0.2 million the three months ended March 31, 2025. Cost revenue as a percentage of total revenue increased from 6% in the first quarter of 2024 to 7% in the current year first quarter.

For first quarter of 2025, cost of revenue of $0.2 million was composed of $0.1 million of engineering costs to perform customer services, $0.1 million of amortization of intangible assets, and $50 thousand for software license and hardware costs.

For first quarter of 2024, cost of revenue of $0.3 million was composed of $0.1 million of engineering costs to perform customer services, $0.1 million of amortization of intangible assets, and $67 thousand for software license and hardware costs.

Gross margins on revenue are a function of: i) the nature of the projects; ii) the level of engineering difficulty and labor hours required to complete project tasks; iii) how much we were able to charge; and iv) product mix. We expect that gross margins on services and other revenue will continue to fluctuate in future periods based on the nature, complexity, and pricing of future projects and product mix.

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

The classification of total engineering costs to research and development expense and engineering costs to perform customer services included in cost of revenue was (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$1,922	$2,182
Engineering costs allocated to cost of revenue	91	105
Total engineering costs	$2,013	$2,287

Total engineering costs decreased 12% from $2.3 million in the three months ended March 31, 2024 to $2.0 million in the three months ended March 31, 2025. As a percentage of total revenue, total engineering costs increased from 52% in the three months ended March 31, 2024 to 56% in the same current year quarter.

The spending decreases for the three months ended March 31, 2025 compared to the same prior year period was primarily due to decreased headcount. While costs declined in the first quarter, we anticipate engineering expenses may increase during the remainder of 2025 as we ramp up investment to support strategic product development initiatives.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense decreased 12% from $1.9 million in the three months ended March 31, 2024 to $1.7 million in the same three month period of 2025. As a percentage of total revenue, selling and marketing expense increased from 43% in the first quarter of 2024 to 46% in the corresponding period in 2025.

The spending decreases for the three months ended March 31, 2025, compared to the same prior year periods was primarily due to the departure of our chief revenue officer in 2024 who was not replaced until March 2025 and the departure of our chief product officer in 2024.

We expect selling and marketing expense to increase in future periods as we continue to invest in revenue-generating activities. This includes plans to backfill the chief product officer position and make additional hires across our sales organization to support pipeline growth and capitalize on market opportunities.

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

General and administrative expense increased 22% from $1.3 million for the three months ended March 31, 2024 to $1.6 million for the three months ended March 31, 2025. As a percentage of total revenue, general and administrative expense was 30% in the first quarter of 2024 and 45% in the corresponding period of 2025.

The expense increase for the three months ended March 31, 2025 compared to the same prior year period was primarily due to the impact of a $0.1 million signing bonus paid to Mr. Amlani in connection with his appointment as our chief executive officer and a $0.2 million increase in professional services related to strategic advisor hired as part of our chief executive officer transition. Fluctuations of general and administrative expenses are expected depending on specific activities in a period. We expect that general and administrative costs will decrease for the next few quarters now that we have completed our CEO transition.

Interest Income. Interest income was $0.3 million in the three months ended March 31, 2025 and 2024.

We expect interest income to decrease slightly over the remainder of 2025 due to a lower projected average cash balance.

Income taxes. Total income tax expense was $7 thousand and $0 for the three months ended March 31, 2025 and 2024, respectively. The income tax expense relates to limitations on the usage of net operating loss carryforwards generated in years beginning after December 31, 2017.

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

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2025 and December 31, 2024, we recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

At March 31, 2025, we had cash, cash equivalents and marketable securities of $24.8 million, which represented a decrease of $3.0 million from December 31, 2024. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of $2.9 million of cash used in operating activities.

Cash used in investing activities was $1.5 million in the first three months of 2025, which primarily consisted of $1.5 million of net sales of marketable securities and $45,000 thousand of purchase of fixed assets.

Cash used by financing activities was $53 thousand in the first three months of 2025, which consisted of cash used to repurchase shares of our common stock.

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

In December 2024, our Chief Executive Officer resigned, and our Chief Financial Officer assumed the role of Interim Chief Executive Officer while continuing to serve as Chief Financial Officer. In February 2025, we hired a new Chief Executive Officer, and the Interim Chief Executive Officer returned to his role as Chief Financial Officer. While these leadership transitions represent significant changes in our executive team, we have assessed their impact on our internal control over financial reporting and determined that these changes have not materially affected the design or operation of our internal controls.

We have updated our internal control documentation in light of these organizational changes. We will continue to monitor and update our internal control processes as necessary to ensure their effectiveness.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended March 31, 2025. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On November 30, 2023, we announced that our Board of Directors had approved the extension of our previously announced 2022 Repurchase Plan through December 31, 2025. The 2022 Repurchase Plan authorizes the Company to repurchase of up to $10,000,000 of our common stock from time to time. During the three months ended March 31, 2025 we purchased 34,437 shares under this plan as follows.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans of Programs
January 1, to 31, 2025	-	$—	-	$7,975,073
February 1 to 29, 2025	-	$—	-	$7,975,073
March 1 to 31, 2025	34,437	$1.53	34,437	$7,922,316
Total	34,437	$1.54	34,437

As of March 31, 2025 the remaining dollar value of shares that may be purchased under the plan is $7,922,316.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

None.

ITEM 5: Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Exhibit 10.1

Employment Agreement dated as of February 3, 2025 by and between Aware, Inc. and Ajay K. Amlani (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2025 and incorporated herein by reference).

Exhibit 10.2

Amendment to Employment Agreement dated as of March 13, 2025 by and between Aware, Inc. and Ajay K. Amlani (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2025 and incorporated herein by reference).

Exhibit 10.3	Employment Agreement dated as of March 5, 2025 by and between Aware, Inc. and Brian Krause

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, ii) Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2025 and 2024 iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 iv) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2025 and 2024, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	May 2, 2025	By:	/s/ Ajay K. Amlani
Ajay K. Amlani
Chief Executive Officer & President

Date:	May 2, 2025	By:	/s/ David K. Traverse
David K. Traverse
Chief Financial Officer