Form 10-Q
period 2025-06-30
AWARE INC /MA/
filed 2025-08-01
CIK 1015739

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2025 was 21,314,235.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$7,300	$12,972
Marketable securities	16,379	14,842
Accounts receivable, net	2,493	2,922
Unbilled receivables, net	1,340	1,080
Prepaid expenses and other current assets	1,326	1,169
Total current assets	28,838	32,985

Property and equipment, net	441	477
Intangible assets, net	1,770	1,976
Goodwill	3,120	3,120
Right of use asset	3,806	3,964
Other long-term assets	122	122
Total assets	$38,097	$42,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$506	$894
Accrued expenses	1,205	1,447
Current portion of operating lease liabilities	666	656
Deferred revenue	3,911	4,867
Total current liabilities	6,288	7,864

Long-term deferred revenue	313	296
Long-term operating lease liabilities	3,446	3,588
Total long-term liabilities	3,759	3,884
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,173,002 as of June 30, 2025 and 21,096,580 as of December 31, 2024	212	211
Additional paid-in capital	100,850	100,377
Accumulated deficit	(73,310)	(69,943)
Accumulated other comprehensive income	298	251
Total stockholders’ equity	28,050	30,896

Total liabilities and stockholders’ equity	$38,097	$42,644

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Software licenses	$1,420	$1,815	$2,736	$3,962
Software maintenance	2,198	2,154	4,349	4,314
Services and other	277	353	416	467
Total revenue	3,895	4,322	7,501	8,743

Costs and expenses:
Cost of revenue	339	270	579	546
Research and development	1,960	1,867	3,881	4,049
Selling and marketing	1,964	2,091	3,627	3,982
General and administrative	1,593	1,435	3,226	2,769
Total costs and expenses	5,856	5,663	11,313	11,346
Operating loss	(1,961)	(1,341)	(3,812)	(2,603)
Interest income	218	291	479	571
Loss before provision for income taxes	(1,743)	(1,050)	(3,333)	(2,032)
Provision for income taxes	26	39	34	39
Net loss	$(1,769)	$(1,089)	$(3,367)	$(2,071)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	3	(16)	47	123
Comprehensive loss	$(1,766)	$(1,105)	$(3,320)	$(1,948)
Net loss per share – basic	$(0.08)	$(0.05)	$(0.16)	$(0.10)
Net loss per share – diluted	$(0.08)	$(0.05)	$(0.16)	$(0.10)
Weighted-average shares – basic	21,347	21,095	21,296	21,089
Weighted-average shares – diluted	21,347	21,095	21,296	21,089

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,367)	$(2,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	279
Stock-based compensation	562	407
Allowance for credit losses	(94)	8
Non-cash lease expense	25	35
Changes in assets and liabilities:
Accounts receivable	523	(1,210)
Unbilled receivables	(260)	101
Prepaid expenses and other current assets	(199)	192
Accounts payable	(388)	323
Accrued expenses	(240)	(49)
Deferred revenue	(940)	(1,094)
Net cash used in operating activities	(4,091)	(3,079)

Cash flows from investing activities:
Purchases of property and equipment	(45)	(45)
Purchase of marketable securities	(4,948)	(3,933)
Sale of marketable securities	3,500	8,974
Net cash (used in) provided by investing activities	(1,493)	4,996

Cash flows from financing activities:
Proceeds from issuance of common stock	30	38
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(3)	—
Repurchase of common stock	(115)	—
Net cash (used in) provided by financing activities	(88)	38

(Decrease) increase in cash and cash equivalents	(5,672)	1,955
Cash and cash equivalents, beginning of period	12,972	10,002
Cash and cash equivalents, end of period	$7,300	$11,957

Supplemental disclosure: Cash paid for income taxes	$7	$13

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three and Six Months Ended
	June 30, 2025
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity

Balance at December 31, 2024	21,097	$211	$100,377	$(69,943)	$251	$30,896

Issuance of unrestricted stock	70	—	—	—	—	—
Stock-based compensation expense	—	—	180	—	—	180
Repurchase of common stock	(34)	—	(53)	—	—	(53)
Other comprehensive income	—	—	0	—	44	44
Net loss	—	—	—	(1,598)	—	(1,598)

Balance at March 31, 2025	21,133	$211	$100,504	$(71,541)	$295	$29,469

Issuance of unrestricted stock	61	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(2)	—	(3)	—	—	(3)
Issuance of common stock under employee stock purchase plan	22	—	30	—	—	30
Stock-based compensation expense	-	—	382	—	—	382
Repurchase of common stock	(41)	—	(62)			(62)
Other comprehensive income					3	3
Net loss	—	—	—	(1,769)	—	(1,769)

Balance at June 30, 2025	21,173	$212	$100,850	$(73,310)	$298	$28,050

	For the Three and Six Months Ended
	June 30, 2024
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity

Balance at December 31, 2023	21,018	$210	$99,405	$(65,512)	$195	$34,298

Issuance of unrestricted stock	67	2	(2)	—	—	—
Stock-based compensation expense	—	—	164	—	—	164
Other comprehensive loss					(56)	(56)
Net loss	—	—	—	(982)	—	(982)

Balance at March 31, 2024	21,085	$212	$99,567	$(66,494)	$139	$33,424

Issuance of common stock under employee stock purchase plan	28	—	40	—	—	40
Stock-based compensation expense	—	—	243	—	—	243
Other comprehensive income	—	—	—	—	(16)	(16)
Net income	—	—	—	(1,089)	—	(1,089)

Balance at June 30, 2024	21,113	$212	$99,850	$(67,583)	$123	$32,602

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
•
Authenticate: Provide frictionless multi-factor, passwordless access to secured accounts and databases with biometric verification
•
Enable: Manage the lifecycle of secure identities through optimized biometric interchanges

We have been a trusted provider of biometric technology since 1993. Our comprehensive portfolio of biometric solutions is based on innovative, robust products designed explicitly for ease of integration, including customer-managed and integration ready biometric frameworks, platforms, software development kits (“SDKs”) and services. Principal government applications of biometrics systems include border control, visa applicant screening, law enforcement, national defense, intelligence, secure credentialing, access control, and background checks. Principal commercial applications include mobile enrollment, user authentication, and secure transaction enablement.

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

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive loss, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2025, and of operations and cash flows for the interim periods ended June 30, 2025 and 2024.

The results of operations for the interim periods ended June 30, 2025 are not necessarily indicative of the results to be expected for the year.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU was effective for our fiscal year ending on December 31, 2024 and interim periods beginning in fiscal 2025, with early adoption permitted. The Company adopted this standard as of January 1, 2024 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

The amount of consideration is typically not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. During the three and six month periods ended June 30, 2025 and 2024, none of our contracts contained a significant financing component.

Also, as we expand our Software as a Service ("SaaS") offerings, including AwareID, revenue from SaaS contracts is recognized ratably over the subscription period. For the three and six months ended June 30, 2025 we generated $50 thousand and $98 thousand, respectively.

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

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer, who is our CODM. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$1,948	$1,735	$3,815	$3,379
United Kingdom	873	1,307	1,431	2,493
Rest of World	1,074	1,280	2,255	2,871
	$3,895	$4,322	$7,501	$8,743

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Goods or services transferred at a point in time	$950	$1,369	$1,828	$2,640
Goods or services transferred over time	2,945	2,953	5,673	6,103
	$3,895	$4,322	$7,501	$8,743

Revenue by contract type was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License and service contracts	$3,174	$3,631	$6,086	$6,861
Subscription-based contracts	721	691	1,415	1,882
	$3,895	$4,322	$7,501	$8,743

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

The following tables present changes in our contract assets and liabilities during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended June 30, 2025
Contract assets:
Unbilled receivables	$1,155	$1,442	$(1,257)	$1,340

Three months ended June 30, 2024
Contract assets:
Unbilled receivables	$1,568	$411	$(680)	$1,299

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended June 30, 2025
Contract liabilities:
Deferred revenue	$4,535	$1,887	$(2,198)	$4,224

Three months ended June 30, 2024
Contract liabilities:
Deferred revenue	$5,433	$1,165	$(2,154)	$4,444

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2025
Contract assets:
Unbilled receivables	$1,080	$2,228	$(1,968)	$1,340

Six months ended June 30, 2024
Contract assets:
Unbilled receivables	$1,401	$2,136	$(2,238)	$1,299

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Six months ended June 30, 2025
Contract liabilities:
Deferred revenue	$5,163	$3,410	$(4,349)	$4,224

Six months ended June 30, 2024
Contract liabilities:
Deferred revenue	$5,537	$3,221	$(4,314)	$4,444

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 96% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of June 30, 2025, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $0.3 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $7.3 million and $13.0 million as of June 30, 2025 and December 31, 2024, respectively. Marketable securities, which consists of U.S. Treasuries, were $16.4 million and $14.9 million as of June 30, 2025 and December 31, 2024, respectively. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at June 30, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$6,669	$—	$—	$6,669
Marketable securities	16,379	—	—	16,379
Total assets	$23,048	$—	$—	$23,048

	Fair Value Measurement at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$10,671	$—	$—	$10,671
Marketable securities	14,842	—	—	14,842
Total assets	$25,513	$—	$—	$25,513

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2025:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$16,081	$300	$(2)	$16,379
	$16,081	$300	$(2)	$16,379

	December 31, 2024:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,591	$260	$(9)	$14,842
	$14,591	$260	$(9)	$14,842

Note 4 – Intangible Assets

Intangible assets and their estimated useful lives as of June 30, 2025 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(1,152)	$1,528
Developed technology	5 and 7 years	710	(474)	236
Trade name / trademarks	3 and 7 years	30	(24)	6
		$3,420	$(1,650)	$1,770

During each of the three months ended June 30, 2025 and 2024, we recorded $0.1 million of intangible assets amortization expense. For each of the six months ended June 30, 2025 and 2024, we recorded $0.2 million of intangible assets amortization expense. We expect to record amortization expense for the remainder of 2025 and each subsequent year and thereafter as follows (in thousands):

2025	$198
2026	356
2027	355
2028	338
2029	235
Thereafter	288
$1,770

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

Note 6 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of services and other revenue	$—	$—	$—	$2
Research and development	45	11	87	20
Selling and marketing	19	14	28	29
General and administrative	317	218	447	356
Stock-based compensation expense	$381	$243	$562	$407

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

During the three and six months ended June 30, 2025, the Company granted stock options to purchase an aggregate of 348,125 and 1,513,322 shares of common stock under the 2023 Equity and Incentive Plan, respectively. No stock options were granted during the corresponding periods in 2024, and no stock options were exercised in the three and six months ended June 30, 2025 or 2024. Of the total stock options granted in the three and six months ended June 30, 2025, 348,125 and 675,965, respectively, were granted as incentive stock options. The remaining stock options granted in the three and six months ended June 30, 2025 were granted as non-qualified stock options.

The stock options granting during the six months ended June 30, 2025 included 105,000 incentive stock options to a recently hired executive officer and 1,060,197 options, comprising both incentive and non-qualified options granted to Ajay Amlani, in connection with his appointment as the Company’s Chief Executive Officer. Within the grant to Mr. Amlani, 848,157 options are subject to time-based vesting, with 25 percent vesting on the one-year anniversary of the grant date and the remaining 75 percent vesting in 36 equal monthly installments thereafter, subject to Mr. Amlani's continued service. The remaining 212,040 options granted to Mr. Amlani are performance-based and divided equally between two tranches. The first tranche is eligible to vest if certain minimum bookings growth for 2025 thresholds are met, with incremental vesting for higher levels of growth up to a maximum threshold. The second tranche is subject to similar performance conditions based on year-over-year bookings growth in 2026. In both cases, Mr. Amlani must remain in service through December 31 of the applicable performance year for any shares to vest. Expense recognition for the option grant is based on the fair value on the grant date and reflects management’s assessment of the probability of achieving the specified performance conditions. Expense is recognized over the requisite service period and is adjusted for changes in the probability of achievement, as necessary.

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

During the three and six months ended June 30, 2025 we granted 359,317 and 771,184 restricted stock units, respectively, to directors, officers, and employees. Of these, 245,638 restricted stock units are scheduled to vest in two installments of 122,495 and 127,213 shares shortly after June 30, 2025 and December 31, 2025, respectively. In addition, 166,229 restricted stock units were granted on March 13, 2025 to Mr. Amlani in connection with an amendment to his employment agreement. The amendment provides that 80% of Mr. Amlani's CEO’s base salary for the period from March 16, 2025 through December 31, 2025 will be paid in restricted stock units. The award represents the right to receive 166,229 shares and vests in nine equal monthly installments beginning on April 16, 2025 and continuing on the 16th of each month through December 16, 2025. All awards are subject to Mr. Amlani's continued service through the applicable vesting dates.

In addition, 354,600 restricted stock units were granted on June 13, 2025 to Mr. Amlani in connection with a further amendment to his employment agreement. The amendment provides that 75% of Mr. Amlani's CEO’s base salary for the period from January 1, 2026 through December 31, 2027 will be paid in restricted stock units. The award represents the right to receive 354,600 shares and will vest in twenty four equal monthly installments beginning on January 16, 2026 and continuing on the 16th of each month through December 16, 2027. All awards are subject to Mr. Amlani's continued service through the applicable vesting dates. No restricted stock units were forfeited during the three or six months ended June 30, 2025.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. As of June 30, 2025 we have repurchased $2.1 million of our common stock pursuant to this program. During the three months ended June 30, 2025 and 2024 we purchased 41,020 and 0 shares of common stock, respectively. During the six months ended June 30, 2025 and 2024 we purchased 75,457 and 35 shares of common stock, respectively. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Directors' discretion.

Note 7 – Income Taxes

During the three months ended June 30, 2025 and 2024, we recorded an income tax provision of $26,000 and $39,000, respectively. During the six months ended June 30, 2025 and 2024, we recorded an income tax provision of $34,000 and $39,000, respectively.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2025 and December 31, 2024, we have a full valuation allowance recorded against our net deferred tax assets.

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

Revenue and operating loss for the three months ended June 30, 2025 were $3.9 million and $2.0 million, respectively. These results compared to revenue of $4.3 million and operating loss of $1.3 million for the three months ended June 30, 2024. The decrease in revenue and operating loss in the current three month period was primarily due to a $0.4 million decrease in software license revenue and an increase by $0.2 million in operating expenses resulting from additional headcount hired in the first half of 2025.

Revenue and operating loss for the six months ended June 30, 2025 were $7.5 million and $3.8 million, respectively. These results compared to revenue of $8.7 million and operating loss of $2.6 million for the six months ended June 30, 2024. The decrease in revenue and operating loss in the current six month period was primarily due to a $1.2 million decrease in software license revenue.

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

Software license revenue decreased 22% from $1.8 million in the three months ended June 30, 2024 to $1.4 million for the three months ended June 30, 2025. As a percentage of total revenue, software license revenue decreased from 42% in the second quarter of 2024 to 36% in the current year quarter. The $0.4 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales due to fewer one-time license deals in the current quarter.

Software license revenue decreased 31% from $4.0 million in the six months ended June 30, 2024 to $2.7 million for the six months ended June 30, 2025. As a percentage of total revenue, software license revenue decreased from 45% in the six months ended June 30, 2024 to 36% in the six months ended June 30, 2025. The $1.2 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales of $0.8 million due to fewer one-time license deals in the current quarter and a $0.4 million decrease in license revenue related to subscription contracts as a result of timing of renewal of licenses.

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

Software maintenance revenue was $2.2 million in each of the three months ended June 30, 2025 and 2024. As a percentage of total revenue, software maintenance revenue increased from 50% in the second quarter of 2024 to 56% in the current year second quarter.

Software maintenance revenue was $4.3 million in each of the six months ended June 30, 2025 and 2024. As a percentage of total revenue, software maintenance revenue increased from 49% in the six months ended June 30, 2024 to 58% in the current year period.

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

Services and other revenue in the three months ended June 30, 2025 and 2024 was $0.3 million and $0.4 million, respectively. As a percentage of total revenue, services and other revenue decreased from 8% in the second quarter of 2024 to 7% in the current year second quarter.

Services and other revenue in the six months ended June 30, 2025 and 2024 was $0.4 million and $0.5 million, respectively. As a percentage of total revenue, services and other revenue increased from 5% in the second quarter of 2024 to 6% in the current year period.

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

Cost of revenue was $0.3 million in each of the three months ended June 30, 2025 and 2024. Cost revenue as a percentage of total revenue increased from 6% in the second quarter of 2024 to 9% in the current year second quarter. For both the three months ended June 30, 2025 and the three months ended June 30, 2024, cost of revenue of $0.3 million was composed of $0.1 million of engineering costs to perform customer services, $0.1 million of amortization of intangible assets, and $0.1 million for software license and hardware costs.

Cost of revenue was $0.6 million and $0.5 million in the six months ended June 30, 2025 and 2024, respectively. Cost revenue as a percentage of total revenue increased from 6% in the six months ended June 30, 2024 to 8% in the current year period. For the six months ended June 30, 2025, cost of revenue of $0.6 million was composed of $0.2 million of engineering costs to perform customer services, $0.2 million of amortization of intangible assets, and $0.2 million for software license and hardware costs. For the six months ended June 30, 2024, cost of revenue of $0.5 million was composed of $0.2 million of engineering costs to perform customer services, $0.2 million of amortization of intangible assets, and $0.1 million for software license and hardware costs.

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

The classification of total engineering costs to research and development expense and engineering costs to perform customer services included in cost of revenue was (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$1,960	$1,867	$3,881	$4,049
Engineering costs allocated to cost of revenue	98	82	189	187
Total engineering costs	$2,058	$1,949	$4,070	$4,236

Total engineering costs increased 6% from $1.9 million in the three months ended June 30, 2024 to $2.1 million in the three months ended June 30, 2025. As a percentage of total revenue, total engineering costs increased from 45% in the three months ended June 30, 2024 to 53% in the same current year quarter.

Total engineering costs decreased 4% from $4.2 million in the six months ended June 30, 2024 to $4.1 million in the six months ended June 30, 2025. As a percentage of total revenue, total engineering costs increased from 48% in the six months ended June 30, 2024 to 54% in the same current year period.

The spending increase for the three months ended June 30, 2025 compared to the same prior year quarter was primarily due to increased headcount in the first half of 2025. The decreases for the six months ended June 30, 2025 compared to the same prior year periods was primarily due to decreased headcount that was only partially offset by new hires in the first half of 2025. We anticipate engineering expenses to increase during the remainder of 2025 as we ramp up investment to support strategic product development initiatives.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense decreased 6% from $2.1 million in the three months ended June 30, 2024 to $2.0 million in the same three month period of 2025. As a percentage of total revenue, selling and marketing expense increased from 33% in the second quarter of 2024 to 41% in the corresponding period in 2025.

Selling and marketing expense decreased 9% from $4.0 million in the six months ended June 30, 2024 to $3.6 million in the same six month period of 2025. As a percentage of total revenue, selling and marketing expense increased from 46% in the six months ended June 30, 2024 to 48% in the corresponding period in 2025.

The spending decreases for the three months ended June 30, 2025, compared to the same prior year was primarily due to lower headcount. The spending decreases for the six months ended June 30, 2025, compared to the same prior year periods was primarily due to lower headcount including the departure of our chief revenue officer in 2024 who was not replaced until March 2025 and the departure of our chief product officer in 2024.

We expect selling and marketing expense to increase in future periods as we continue to invest in revenue-generating activities. This includes plans to backfill the chief product officer position and additional hires across our sales organization to support pipeline growth and capitalize on market opportunities.

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

General and administrative expense increased 11% from $1.4 million for the three months ended June 30, 2024 to $1.6 million for the three months ended June 30, 2025. As a percentage of total revenue, general and administrative expense was 33% in the second quarter of 2024 and 41% in the corresponding period of 2025.

General and administrative expense increased 17% from $2.8 million for the six months ended June 30, 2024 to $3.2 million for the six months ended June 30, 2025. As a percentage of total revenue, general and administrative expense was 32% in the six months ended June 30, 2024 and 43% in the corresponding period of 2025.

The expense increase for the three months ended June 30, 2025 compared to the same prior year period was primarily due to the impact of increase in stock compensation expense of $0.1 million and increase in profession services and recruiting fees of $0.1 million,

The expense increase for the six months ended June 30, 2025 compared to the same prior year period was primarily due to the impact of a $0.1 million signing bonus paid to Mr. Amlani in connection with his appointment as our chief executive officer, an increase in professional services of $0.1 million related to strategic advisor hired as part of our chief executive officer transition, an increase in stock compensation expense of $0.1 million and an increase in compensation expense of $0.1 million. Fluctuations in general and administrative expenses are expected depending on specific activities in a period.

Interest Income. Interest income was $0.2 million and $0.3 million in the three months ended June 30, 2025 and 2024, respectively. Interest income was $0.5 million and $0.6 million in the six months ended June 30, 2025 and 2024, respectively. The decrease in interest income in each of the three and six months ended June 30, 2025 was primarily the result of lower average cash balances during the current year periods.

We expect interest income to decrease slightly over the remainder of 2025 due to a lower projected average cash balance.

Income taxes. Total income tax expense was $26 thousand and $39 thousand for the three months ended June 30, 2025 and 2024, respectively. Total income tax expense was $34 thousand and $39 thousand for the six months ended June 30, 2025 and 2024, respectively. The income tax expense relates to limitations on the usage of net operating loss carryforwards generated in years beginning after December 31, 2017.

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

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2025 and December 31, 2024, we recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

At June 30, 2025, we had cash, cash equivalents and marketable securities of $23.7 million, which represented a decrease of $4.1 million from December 31, 2024. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of $4.1 million of cash used in operating activities.

Cash used in investing activities was $1.5 million in the first six months of 2025, which primarily consisted of $1.5 million of net purchases of marketable securities and $45,000 thousand used for the purchase of fixed assets.

Cash used by financing activities was $88 thousand in the first six months of 2025, which primarily consisted of cash used to repurchase shares of our common stock.

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

ITEM 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On November 30, 2023, we announced that our Board of Directors had approved the extension of our previously announced 2022 Repurchase Plan through December 31, 2025. The 2022 Repurchase Plan authorizes the Company to repurchase of up to $10,000,000 of our common stock from time to time. During the three months ended June 30, 2025 we purchased 41,020 shares under this plan as follows.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans of Programs
April 1 to 30, 2025	41,020	$1.51	41,020	$7,860,376
May 1 to 31, 2025	-	$—	-	$7,860,376
June 1 to 30, 2025	-	$—	-	$7,860,376
Total	41,020	$1.51	41,020

As of June 30, 2025 the remaining dollar value of shares that may be purchased under the plan is $7,860,376.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

None.

ITEM 5: Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Exhibit 10.1*

Amendment to employment Agreement dated as of June 13, 2025 by and between Aware, Inc. and Ajay K. Amlani (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2025 and incorporated herein by reference).

Exhibit 10.2*	Employment Agreement dated as of May 12, 2025 by and between Aware, Inc. and Lona Therrien.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, ii) Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2025 and 2024 iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 iv) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	August 1, 2025	By:	/s/ Ajay K. Amlani
Ajay K. Amlani
Chief Executive Officer & President

Date:	August 1, 2025	By:	/s/ David K. Traverse
David K. Traverse
Chief Financial Officer

2