Form 10-Q
period 2025-09-30
AWARE INC /MA/
filed 2025-10-31
CIK 1015739

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2025 was 21,373,696.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6,292	$12,972
Marketable securities	16,208	14,842
Accounts receivable, net	6,211	2,922
Unbilled receivables, net	884	1,080
Prepaid expenses and other current assets	1,646	1,169
Total current assets	31,241	32,985

Property and equipment, net	400	477
Intangible assets, net	1,667	1,976
Goodwill	3,120	3,120
Right of use asset	3,725	3,964
Other long-term assets	122	122
Total assets	$40,275	$42,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$943	$894
Accrued expenses	1,535	1,447
Current portion of operating lease liabilities	671	656
Deferred revenue	6,138	4,867
Total current liabilities	9,287	7,864

Long-term deferred revenue	377	296
Long-term operating lease liabilities	3,373	3,588
Total long-term liabilities	3,750	3,884
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,355,227 as of September 30, 2025 and 21,096,580 as of December 31, 2024	214	211
Additional paid-in capital	101,199	100,377
Accumulated deficit	(74,363)	(69,943)
Accumulated other comprehensive income	188	251
Total stockholders’ equity	27,238	30,896

Total liabilities and stockholders’ equity	$40,275	$42,644

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHNSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Software licenses	$2,525	$1,175	$5,261	$5,137
Software maintenance	2,373	2,257	6,724	6,571
Services and other	231	417	646	884
Total revenue	5,129	3,849	12,631	12,592

Costs and expenses:
Cost of revenue	491	270	1,075	817
Research and development	2,131	1,873	6,013	5,922
Selling and marketing	2,103	1,856	5,730	5,838
General and administrative	1,699	1,317	4,918	4,086
Total costs and expenses	6,424	5,316	17,736	16,663
Operating loss	(1,295)	(1,467)	(5,105)	(4,071)
Interest income	247	315	726	886
Loss before provision for income taxes	(1,048)	(1,152)	(4,379)	(3,185)
Provision for income taxes	5	15	38	54
Net loss	$(1,053)	$(1,167)	$(4,417)	$(3,239)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(110)	250	(63)	373
Comprehensive loss	$(1,163)	$(917)	$(4,480)	$(2,866)
Net loss per share – basic	$(0.05)	$(0.06)	$(0.21)	$(0.15)
Net loss per share – diluted	$(0.05)	$(0.06)	$(0.21)	$(0.15)
Weighted-average shares – basic	21,202	21,186	21,188	21,123
Weighted-average shares – diluted	21,202	21,186	21,188	21,123

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,417)	$(3,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	431	421
Stock-based compensation	904	627
(Recovery) Allowance for credit losses	(29)	53
Non-cash lease expense	38	53
Changes in assets and liabilities:
Accounts receivable	(3,259)	(1,637)
Unbilled receivables	196	(7)
Prepaid expenses and other current assets	(1,796)	(118)
Accounts payable	49	750
Accrued expenses	86	(616)
Deferred revenue	1,353	(131)
Net cash used in operating activities	(6,444)	(3,844)

Cash flows from investing activities:
Purchases of property and equipment	(45)	(45)
Purchase of marketable securities	(6,109)	(5,139)
Sale of marketable securities	6,000	10,224
Net cash (used in) provided by investing activities	(154)	5,040

Cash flows from financing activities:
Proceeds from issuance of common stock	36	37
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(3)	(12)
Repurchase of common stock	(115)	—
Net cash (used in) provided by financing activities	(82)	25

(Decrease) increase in cash and cash equivalents	(6,680)	1,221
Cash and cash equivalents, beginning of period	12,972	10,002
Cash and cash equivalents, end of period	$6,292	$11,223

Supplemental disclosure: Cash paid for income taxes	$38	$98

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three and Nine Months Ended
	September 30, 2025
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity

Balance at December 31, 2024	21,097	$211	$100,377	$(69,943)	$251	$30,896

Issuance of unrestricted stock	70	—	—	—	—	—
Stock-based compensation expense	—	—	180	—	—	180
Repurchase of common stock	(34)	—	(53)	—	—	(53)
Other comprehensive income	—	—	—	—	44	44
Net loss	—	—	—	(1,598)	—	(1,598)

Balance at March 31, 2025	21,133	$211	$100,504	$(71,541)	$295	$29,469

Issuance of unrestricted stock	61	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(2)	—	(3)	—	—	(3)
Issuance of common stock under employee stock purchase plan	22	—	30	—	—	30
Stock-based compensation expense	-	—	382	—	—	382
Repurchase of common stock	(41)	—	(62)	—	—	(62)
Other comprehensive income	—	—	—	—	3	3
Net loss	—	—	—	(1,769)	—	(1,769)

Balance at June 30, 2025	21,173	$212	$100,850	$(73,310)	$298	$28,050

Exercise of common stock options	4	—	9	—	—	9
Issuance of unrestricted stock	178	2	(2)	—	—	—
Stock-based compensation expense	—	—	342	—	—	342
Other comprehensive loss	—	—	—	—	(110)	(110)
Net loss	—	—	—	(1,053)	—	(1,053)

Balance at September 30, 2025	21,355	$214	$101,199	$(74,363)	$188	$27,238

	For the Three and Nine Months Ended
	September 30, 2024
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity

Balance at December 31, 2023	21,018	$210	$99,405	$(65,512)	$195	$34,298

Issuance of unrestricted stock	67	2	(2)	—	—	—
Stock-based compensation expense	—	—	164	—	—	164
Other comprehensive loss					(56)	(56)
Net loss	—	—	—	(982)	—	(982)

Balance at March 31, 2024	21,085	$212	$99,567	$(66,494)	$139	$33,424

Issuance of common stock under employee stock purchase plan	28	—	40	—	—	40
Stock-based compensation expense	—	—	243	—	—	243
Other comprehensive income	—	—	—	—	(16)	(16)
Net loss	—	—	—	(1,090)	—	(1,090)

Balance at June 30, 2024	21,113	$212	$99,850	$(67,584)	$123	$32,601

Issuance of common stock under employee stock purchase plan	86	1	(1)	—	—	—
Shares surrender by employees to pay taxes related to unrestricted stock	(5)	(1)	(12)	—	—	(13)
Stock-based compensation expense	—	—	220	—	—	220
Other comprehensive income	—	—	—	—	250	250
Net loss	—	—	—	(1,167)	—	(1,167)

Balance at September 30, 2024	21,194	$212	$100,057	$(68,751)	$373	$31,891

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

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive loss, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2025, and of operations and cash flows for the interim periods ended September 30, 2025 and 2024.

The results of operations for the interim periods ended September 30, 2025 are not necessarily indicative of the results to be expected for the year.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU was effective for our fiscal year ending on December 31, 2024 and interim periods beginning in fiscal 2025, with early adoption permitted. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The amount of consideration is typically not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. During the three and nine month periods ended September 30, 2025 and 2024, none of our contracts contained a significant financing component.

Revenue from Software as a Service (“SaaS”) contracts is recognized ratably over the subscription period in accordance with the terms of the customer agreement. For the three and nine months ended September 30, 2025, we recognized $0.2 million and $0.3 million, respectively, in SaaS revenue, compared to $0.1 million for each of the corresponding periods in 2024. SaaS revenue is included in software maintenance revenue in the consolidated statements of operations.

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

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer, who is our CODM. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$2,521	$1,850	$6,335	$5,300
India	1,028	$36	1,278	$107
United Kingdom	589	762	2,020	3,254
Rest of World	991	1,201	2,998	3,931
	$5,129	$3,849	$12,631	$12,592

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Goods or services transferred at a point in time	$2,092	$459	$3,921	$3,099
Goods or services transferred over time	3,037	3,390	8,710	9,493
	$5,129	$3,849	$12,631	$12,592

Revenue by contract type was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License and service contracts	$3,655	$3,070	$9,546	$9,930
Subscription-based contracts	1,474	779	3,085	2,662
	$5,129	$3,849	$12,631	$12,592

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

The following tables present changes in our contract assets and liabilities during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended September 30, 2025
Contract assets:
Unbilled receivables	$1,340	$384	$(840)	$884

Three months ended September 30, 2024
Contract assets:
Unbilled receivables	$1,299	$634	$(525)	$1,408

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended September 30, 2025
Contract liabilities:
Deferred revenue	$4,224	$4,664	$(2,373)	$6,515

Three months ended September 30, 2024
Contract liabilities:
Deferred revenue	$4,444	$3,220	$(2,257)	$5,407

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2025
Contract assets:
Unbilled receivables	$1,080	$2,026	$(2,222)	$884

Nine months ended September 30, 2024
Contract assets:
Unbilled receivables	$1,401	$2,770	$(2,763)	$1,408

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Nine months ended September 30, 2025
Contract liabilities:
Deferred revenue	$5,163	$8,076	$(6,724)	$6,515

Nine months ended September 30, 2024
Contract liabilities:
Deferred revenue	$5,537	$6,441	$(6,571)	$5,407

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 96% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of September 30, 2025, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $0.4 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $6.3 million and $13.0 million as of September 30, 2025 and December 31, 2024, respectively. Marketable securities, which consists of U.S. Treasuries, were $16.2 million and $14.8 million as of September 30, 2025 and December 31, 2024, respectively. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at September 30, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$4,940	$—	$—	$4,940
Marketable securities	16,208	—	—	16,208
Total assets	$21,148	$—	$—	$21,148

	Fair Value Measurement at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$10,671	$—	$—	$10,671
Marketable securities	14,842	—	—	14,842
Total assets	$25,513	$—	$—	$25,513

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2025:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$16,020	$188	$—	$16,208
	$16,020	$188	$—	$16,208

	December 31, 2024:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,591	$260	$(9)	$14,842
	$14,591	$260	$(9)	$14,842

Note 4 – Intangible Assets

Intangible assets and their estimated useful lives as of September 30, 2025 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(1,226)	$1,454
Developed technology	5 and 7 years	710	(503)	207
Trade name / trademarks	3 and 7 years	30	(24)	6
		$3,420	$(1,753)	$1,667

During each of the three months ended September 30, 2025 and 2024, we recorded $0.1 million of intangible assets amortization expense. For each of the nine months ended September 30, 2025 and 2024, we recorded $0.3 million of intangible assets amortization expense. We expect to record amortization expense for the remainder of 2025 and each subsequent year and thereafter as follows (in thousands):

2025	$96
2026	356
2027	355
2028	338
2029	174
Thereafter	348
$1,667

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

Note 6 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	45	37	132	110
Selling and marketing	22	22	50	52
General and administrative	275	161	722	465
Stock-based compensation expense	$342	$220	$904	$627

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

During the three and nine months ended September 30, 2025, the Company granted stock options to purchase an aggregate of 25,000 and 1,538,322 shares of common stock under the 2023 Equity and Incentive Plan, respectively and 4,000 stock options were excised during the three and nine months ended September 30, 2025. No stock options were granted during the corresponding periods in 2024, and no stock options were exercised in the three and nine months ended September 2024. Of the total stock options granted in the three months and nine months ended September 30, 2025; 25,000 and 700,965, respectively, were granted as incentive stock options. The remaining stock options granted in the three and nine months ended September 30, 2025 were granted as non-qualified stock options.

The stock options granting during the nine months ended September 30, 2025 included 180,000 incentive stock options to three recently hired executive officers and 1,060,197 options, comprising both incentive and non-qualified options granted to Ajay Amlani, in connection with his appointment as the Company’s Chief Executive Officer. Within the grant to Mr. Amlani, 848,157 options are subject to time-based vesting, with 25 percent vesting on the one-year anniversary of the grant date and the remaining 75 percent vesting in 36 equal monthly installments thereafter, subject to Mr. Amlani's continued service. The remaining 212,040 options granted to Mr. Amlani are performance-based and divided equally between two tranches. The first tranche is eligible to vest if certain minimum bookings growth for 2025 thresholds are met, with incremental vesting for higher levels of growth up to a maximum threshold. The second tranche is subject to similar performance conditions based on year-over-year bookings growth in 2026. In both cases, Mr. Amlani must remain in service through December 31 of the applicable performance year for any shares to vest. Expense recognition for the option grant is based on the fair value on the grant date and reflects management’s assessment of the probability of achieving the specified performance conditions. Expense is recognized over the requisite service period and is adjusted for changes in the probability of achievement, as necessary.

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

During the three and nine months ended September 30, 2025 we granted 0 and 771,184 restricted stock units, respectively, to directors, officers, and employees.

Of these restricted stock units, 122,495 shares vested shortly after June 30, 2025, 127,213 are scheduled to vest shortly after December 31, 2025. In addition, 166,229 restricted stock units were granted on March 13, 2025 to Mr. Amlani in connection with an amendment to his employment agreement. Also, 354,600 restricted stock units were granted on June 13, 2025 to Mr. Amlani in connection with a further amendment to his employment agreement.

The March 13, 2025 amendment provides that 80% of Mr. Amlani's base salary for his service as our chief executive officer for the period from March 16, 2025 through December 31, 2025 will be paid in restricted stock units. The award represents the right to receive 166,229 shares and vests in nine equal monthly installments beginning on April 16, 2025 and continuing on the 16th of each month through December 16, 2025. All awards are subject to Mr. Amlani's continued service through the applicable vesting dates.

The June 13, 2025 amendment provides that 75% of Mr. Amlani's base salary for his service as our chief executive officer for the period from January 1, 2026 through December 31, 2027 will be paid in restricted stock units. The award represents the right to receive 354,600 shares and will vest in twenty four equal monthly installments beginning on January 16, 2026 and continuing on the 16th of each month through December 16, 2027. All awards are subject to Mr. Amlani's continued service through the applicable vesting dates.

No restricted stock units were forfeited during the three or nine months ended September 30, 2025.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. As of September 30, 2025 we have repurchased $2.1 million of our common stock pursuant to this program. During the three months ended September 30, 2025 and 2024 we did not purchase any shares of common stock. During the nine months ended September 30, 2025 and 2024 we purchased 75,457 and 35 shares of common stock, respectively. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our Board of Directors' discretion.

Note 7 – Income Taxes

During the three months ended September 30, 2025 and 2024, we recorded an income tax provision of $5,000 and $15,000, respectively. During the nine months ended September 30, 2025 and 2024, we recorded an income tax provision of $38,000 and $54,000, respectively.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2025 and December 31, 2024, we have a full valuation allowance recorded against our net deferred tax assets.

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

Revenue and operating loss for the three months ended September 30, 2025 were $5.1 million and $1.3 million, respectively. These results compared to revenue of $3.8 million and operating loss of $1.5 million for the three months ended September 30, 2024. The increase in revenue was primarily due to a $1.4 million increase in software license revenue, which was partially offset by a $0.2 million decrease in services and other revenue. The decrease in operating loss was primarily due to the $1.3 million increase in revenue and partial offset by $0.4 million in operating expenses resulting from additional headcount in 2025.

Revenue and operating loss for the nine months ended September 30, 2025 were $12.6 million and $5.1 million, respectively. These results compared to revenue of $12.6 million and operating loss of $4.1 million for the nine months ended September 30, 2024. The changes to revenue was primarily due to a $0.2 million increase in software license revenue, $0.1 million increase in software maintenance and partially offset by $0.3 million decrease in services and other revenue. The decrease in operating loss was primarily due to $1.0 million increase in operating expenses resulting from additional headcount in 2025.

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

Software license revenue increased 115% from $1.2 million in the three months ended September 30, 2024 to $2.5 million for the three months ended September 30, 2025. As a percentage of total revenue, software license revenue increased from 31% in the third quarter of 2024 to 49% in the current year quarter. The $1.4 million increase in software license revenue was due primarily to an increase in perpetual licenses sales due to an increase in one-time license deals in the current quarter.

Software license revenue increased 2% from $5.1 million in the nine months ended September 30, 2024 to $5.3 million for the nine months ended September 30, 2025. As a percentage of total revenue, software license revenue increased from 41% in the nine months ended September 30, 2024 to 42% in the nine months ended September 30, 2025. The $0.2 million increase in software license revenue was due primarily to an increase in perpetual licenses sales.

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

Software maintenance increased 5% from $2.3 million in the three months ended September 30, 2024 to $2.4 million in the three months ended September 30, 2025 and 2024. As a percentage of total revenue, software maintenance revenue decreased from 59% in the third quarter of 2024 to 46% in the current year third quarter.

Software maintenance revenue increased 2% from $6.6 million in the nine months ended September 30, 2024 to $6.7 million for the nine months ended September 30, 2025. As a percentage of total revenue, software maintenance revenue increased from 52% in the nine months ended September 30, 2024 to 53% in the current year period.

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

Services and other revenue decreased 45% from $0.4 million in the three months ended September 30, 2024 to $0.2 million in the three months ended September 30, 2025. As a percentage of total revenue, services and other revenue decreased from 11% in the three months ended September 30, 2024 to 5% in the current year period.

Services and other revenue decreased 27% from $0.9 million in the nine months ended September 30, 2024 to $0.6 million in the nine months ended September 30, 2025. As a percentage of total revenue, services and other revenue decreased from 7% in the nine months ended September 30, 2024 to 5% in the current year period.

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

Cost of revenue increased 71% from $0.3 million in the three months ended September 30, 2024 to $0.5 million in the three months ended September 30, 2025. Cost revenue as a percentage of total revenue increased from 7% in the third quarter of 2024 to 10% in the current year third quarter. The $0.2 million increase was the result of increased software license costs.

Cost of revenue increased 28% from $0.8 million in the nine months ended September 30, 2024 to $1.1 million in the nine months ended September 30, 2025. Cost of revenue as a percentage of total revenue increased from 6% in the nine months ended September 30, 2024 to 9% in the current year period. The $0.3 million increase was the result of increased software license costs.

For the three months ended September 30, 2025 cost of revenue was composed of $0.3 million for software license and hardware costs, $0.1 million of engineering costs to perform customer services, and $0.1 million of amortization of intangible assets.

For the nine months ended September 30, 2025 cost of revenue was composed of $0.5 million for software license and hardware costs, $0.3 million of engineering costs to perform customer services, and $0.3 million of amortization of intangible assets.

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

The classification of total engineering costs to research and development expense and engineering costs to perform customer services included in cost of revenue was (in thousands):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$2,131	$1,873	$6,013	$5,922
Engineering costs allocated to cost of revenue	91	100	280	286
Total engineering costs	$2,222	$1,973	$6,293	$6,208

Total engineering costs increased 13% from $2.0 million in the three months ended September 30, 2024 to $2.2 million in the three months ended September 30, 2025. As a percentage of total revenue, total engineering costs decreased from 51% in the three months ended September 30, 2024 to 43% in the same current year quarter.

Total engineering costs increased 1% from $6.2 million in the nine months ended September 30, 2024 to $6.3 million in the nine months ended September 30, 2025. As a percentage of total revenue, total engineering costs decreased from 50% in the nine months ended September 30, 2024 to 49% in the same current year period.

The spending increase for the three and nine ended September 30, 2025 compared to the same prior year period was primarily due to increased headcount 2025. We anticipate engineering expenses to increase during the remainder of 2025 as we ramp up investment to support strategic product development initiatives.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense increased 13% from $1.9 million in the three months ended September 30, 2024 to $2.1 million in the same three month period of 2025. As a percentage of total revenue, selling and marketing expense decreased from 48% in the third quarter of 2024 to 41% in the corresponding period in 2025.

Selling and marketing expense decreased 2% from $5.9 million in the nine months ended September 30, 2024 to $5.7 million in the same nine month period of 2025. As a percentage of total revenue, selling and marketing expense decreased from 46% in the nine months ended September 30, 2024 to 45% in the corresponding period in 2025.

The spending increases for the three months ended September 30, 2025, compared to the same prior year was primarily due to one time savings for the three months ended September 30, 2024 related to the reversal of accrued bonus expense as a result of the departure of our chief revenue officer in September 2024. The spending decreases for the nine months ended June 30, 2025, compared to the same prior year period was primarily due to lower headcount including the departure of our chief revenue officer in 2024 who was not replaced until March 2025 and the departure of our chief product officer in 2024.

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

General and administrative expense increased 29% from $1.3 million for the three months ended September 30, 2024 to $1.7 million for the three months ended September 30, 2025. As a percentage of total revenue, general and administrative expense was 34% in the third quarter of 2024 and 33% in the corresponding period of 2025.

General and administrative expense increased 20% from $4.1 million for the nine months ended September 30, 2024 to $4.9 million for the nine months ended September 30, 2025. As a percentage of total revenue, general and administrative expense was 32% in the nine months ended September 30, 2024 and 40% in the corresponding period of 2025.

The expense increase for the three months ended September 30, 2025 compared to the same prior year period was primarily due to the impact of an increase in stock compensation expense of $0.1 million, an increase in payroll-related expense of $0.1 million, and an increase in professional services fees of $0.1 million.

The expense increase for the nine months ended September 30, 2025 compared to the same prior year period was primarily due to the impact of a $0.1 million signing bonus paid to Mr. Amlani in connection with his appointment as our chief executive officer, an increase in compensation expense of $0.3 million, an increase in professional services fees of $0.2 million, and an increase in stock compensation expense of $0.2 million. Fluctuations in general and administrative expenses are expected depending on specific activities in a period.

Interest Income. Interest income was $0.2 million and $0.3 million in the three months ended September 30, 2025 and 2024, respectively. Interest income was $0.7 million and $0.9 million in the nine months ended September 30, 2025 and 2024, respectively. The decrease in interest income in each of the three and nine months ended September 30, 2025 was primarily the result of lower average cash balances during the current year periods.

We expect interest income to decrease slightly over the remainder of 2025 due to a lower projected average cash balance and lower interest rates.

Income taxes. Total income tax expense was $5 thousand and $15 thousand for the three months ended September 30, 2025 and 2024, respectively. Total income tax expense was $38 thousand and $54 thousand for the nine months ended September 30, 2025 and 2024, respectively. The income tax expense relates to limitations on the usage of net operating loss carryforwards generated in years beginning after December 31, 2017.

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

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2025 and December 31, 2024, we recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

At September 30, 2025, we had cash, cash equivalents and marketable securities of $22.5 million, which represented a decrease of $5.3 million from December 31, 2024. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of $6.4 million of cash used in operating activities.

Cash used in investing activities was $0.2 million in the first nine months of 2025, which primarily consisted of $0.1 million of net purchases of marketable securities and $45 thousand used for the purchase of fixed assets.

Cash used by financing activities was $82 thousand in the first nine months of 2025, which primarily consisted of cash used to repurchase shares of our common stock.

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

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended September 30, 2025. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On November 30, 2023, we announced that our Board of Directors had approved the extension of our previously announced 2022 Repurchase Plan through December 31, 2025. The 2022 Repurchase Plan authorizes the Company to repurchase of up to $10,000,000 of our common stock from time to time. During the three months ended September 30, 2025 we did not purchase any shares under this plan.

As of September 30, 2025 the remaining dollar value of shares that may be purchased under the plan is $7,860,376.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

None.

ITEM 5: Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, ii) Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2025 and 2024 iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 iv) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	October 31, 2025	By:	/s/ Ajay K. Amlani
Ajay K. Amlani
Chief Executive Officer & President

Date:	October 31, 2025	By:	/s/ David K. Traverse
David K. Traverse
Chief Financial Officer

2