Form 10-K
period 2025-12-31
AWARE INC /MA/
filed 2026-03-06
CIK 1015739

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market, was approximately $27,307,956.

The number of shares outstanding of the registrant's common stock as of March 1, 2026 was 21,601,752.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on July 15, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AWARE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

Our products span multiple biometric modalities, including fingerprint, face, iris and voice, and provide interoperable, standards-compliant, field-proven biometric functionality. Our products are used to capture, verify, format, compress and decompress biometric images as well as aggregate, analyze, process, match and transport those images and templates within biometric systems. For large deployments, we may provide project management and software engineering services. We sell our biometrics software products and services globally through a multifaceted distribution strategy using systems integrators, original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), partners, and directly to select end user customers.

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

Integrated Framework and Platform Solutions and Services

AwareSDK

AwareSDK, formerly known as “Knomi Mobile Framework” is built on our hardened biometric SDK components, which are optimized to operate on mobile devices, and a server that together enable strong, multi-factor, password-free authentication from a mobile device using biometrics. AwareSDK offers multiple biometric modality options, including facial recognition, and voice authentication as means to enroll, onboard or authenticate. Our software components can be used in different combinations and configurations to enable either a server-centric architecture, a web-based or a device-centric implementation. AwareSDK has primarily been sold as a fixed term license that is priced on a subscription-based model and is also available as a perpetual license.

We also sell AwareSDK as a Software-as-a-Service (SaaS) offering, formerly known as AwareID, that provides advanced identity verification and continuous authentication capabilities. Its modular design ensures flexibility and extensibility across various industries. This offering continues to provide biometric face and voice matching (1:1 and 1:N), liveness-verification (presentation attack detection), and document validation. The platform uses proprietary Adaptive Authentication technology in cloud-based bundles which can be pre-configured and/or configured by the customer to provide comprehensive authentication functionality with situational awareness for onboarding, access control/management, and authentication of transactions. These services can be used discretely to enhance investments already in place or combined to provide higher functionality. The solution is built on open architecture and interfaces to maximize interoperability and connection to other biometric and/or digital identity applications and platforms. Pricing for our AwareSDK SaaS offering is typically usage-based or transaction-based.

AwareABIS™

AwareABIS is an automated biometric identification system (“ABIS”) used for large-scale biometric identification and deduplication using fingerprint, face, and iris recognition. AwareABIS is a highly scalable platform that performs one-to-many (“1:N”) search or one-to-one (“1:1”) match against large stores of biometrics and other identity data. Utilizing distributed computing, AwareABIS also enables complex filtering, and linking operations critical to data preparation and quality assurance functions, such as identity resolution and data deduplication of massive biometric databases (tens of millions of records). The platform is built upon several mature, high-performance, field-proven applications and algorithms from Aware. AwareABIS has primarily been sold as a fixed term license that is priced based on the size of the biometric system or on a subscription-based model.

AFIX Suite of Products

The Aware AFIX suite of products is used for small-scale law enforcement focused biometric identification. AFIX Tracker™ supports fingerprint, palmprint and latent print identification, designed to serve between 15,000 and 2 million identities. AFIX Tracker has several function-specific variants: Entry Only (LE), Latent Workstation (LW), Remote Workstation (RW), Facial Recognition (FR), and View & Print (VP). In addition to AFIX Tracker we also sell and offer AFIX Face, AFIX Verifier, AFIX Identifier, AFIX Comparator, AFIX Engine, and ANTE (AFIX NIST Transaction Engine). AFIX Tracker is ideal for crime scene investigation applications in low to moderate sized community populations. The product provides minutiae-based search capability and can be configured as either a standalone system, or for use with centralized, server-based data stores. AFIX Tracker has primarily been sold as a perpetual license and is also available as a fixed term license that is priced on a subscription-based model or the size of the biometric system.

Awareness Platform (formerly known as BioSP™ - Biometric Services Platform)

The Awareness Platform is a biometric integration platform-as-a-service (“iPaaS”) used to enable biometric data processing and management functionality in a web services architecture. It provides workflow, data management and formatting, and other important utilities for large-scale fingerprint recognition, face recognition, and iris recognition systems. BioSP is well suited for applications that require the collection of biometrics throughout a distributed network, and subsequent aggregation, analysis, processing, distribution, matching, and sharing of data with other system components. BioSP is modular, programmable, scalable, and secure, capable of managing all aspects of transaction workflow, including messaging, submissions, responses, and logging. BioSP has primarily been sold as a perpetual license and is also available as a fixed term license that is priced on users, transactions, or enterprise wide.

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

Historically, we sold our software products exclusively under perpetual or fixed-term licenses. With the introduction of AwareID, now the SaaS component of AwareSDK, we have incorporated SaaS offerings into our product line-up. We recognized revenues from our SaaS offerings during 2025 and 2024 of $0.4 million and $0.1 million, respectively. While perpetual and fixed-term licenses remain our primary source of software revenue, we continue to enhance and transition certain legacy software offerings to cloud-based delivery models and expect SaaS to become a significant product portfolio over time.

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

Our customers for services include: i) government agencies; ii) large multinational systems integrators; iii) smaller systems integrators with a particular market, technology or geographic focus; and iv) commercial partners or providers of products, solutions, and services for themselves or to their end customers. We provide services directly to end users or indirectly to end users through systems integrators or commercial entities or partners. When we provide services to systems integrators, they are often engaged with the end user as a prime contractor and are responsible for delivery of a complete solution, in which case we typically serve as a subcontractor assigned a subset of the total scope of work.

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

Major Customers

All of our revenue in 2025 and 2024 was derived from unaffiliated customers. No customer represented 10% or more of total revenue in 2025 or 2024. As of December 31, 2025, three customers combined represented 53% of our net accounts receivable and unbilled receivables, and as of December 31, 2024, two customers combined represented 34% of our net accounts receivable and unbilled receivables.

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

Intellectual Property

We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of December 31, 2025, we had 71 U.S. patents, 3 foreign patents and 8 pending patent applications. Our patents and patent applications pertain primarily to biometrics and imaging compression. We have let certain patents expire that are not aligned with our business and are not relevant to our current or future activities. Our patents have expiration dates ranging from 2026 to 2042.

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

Employees

As of December 31, 2025, we employed 80 people, all based in the U.S., including 45 in engineering and research, 21 in sales and marketing, and 14 in finance and administration. Of these employees, 57 were based in Massachusetts and 23 were based outside of Massachusetts. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Individual orders can represent a meaningful percentage of our revenues and operating results in any single period and the timing of the receipt of those orders is difficult to predict. The failure to close an order or the deferral or cancellation of an order can result in revenue and net income shortfalls for that quarter. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs, including personnel-related costs, may be difficult to reduce in the near term. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect our financial results for that quarter.

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

We derive a significant portion of our revenue directly or indirectly from federal, international, state and local governments. We believe that the success and growth of our business will continue to depend on government customers purchasing our products and services either directly from us or indirectly through our channel partners. Changes in government contracting policies or government budgetary constraints may adversely affect our financial performance. Among the factors that could adversely affect our business are:

•
the impact of changes in government priorities, budgetary constraints, continuing resolutions, or other actions that reduce or delay government spending;

•
other changes in fiscal policies or decreases in available government funding,
•
changes in government funding priorities;
•
changes in government programs or applicable requirements;
•
the adoption of new laws or regulations or changes to existing laws or regulations relating to the provision of biometrics services or the use of biometric data;
•
changes in U.S. or foreign trade policies, tariffs, export controls, sanctions, or retaliatory measures;
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
•
public perceptions regarding the intrusiveness, fairness, accuracy, or potential bias of these solutions and the manner in which organizations use the biometric information collected;
•
public perceptions regarding privacy and the use of biometric information;
•
proposed or enacted legislation related to collection, use and storage of biometric information;
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

We may also be subject to a growing array of laws aimed at regulating the use of artificial intelligence technologies, creating the potential for compliance and litigation risks. For example, the European Union’s comprehensive Artificial Intelligence Act, which became effective in August 2024 with a staggered series of implementation deadlines stretching into 2027, provides for noncompliance fines up of to either 35 million euros or 7% of global turnover. AI regulation also continues to increase in the United States. For example, the California Transparency in Frontier Artificial Intelligence Act, which creates AI-related governance disclosure requirements for certain kinds of AI models, came into force in January 2026, and provides for noncompliance fines of up to $1 million and the Colorado AI Act, which takes effect in June 2026, imposes fines of up to $20,000 per violation.

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

We have made and may continue to make acquisitions of or investments in companies that offer complementary products, services, and technologies. The ultimate success of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realized in some cases in the past have not and the benefits we realize in the future may not exceed the costs of the acquisition. The risk and difficulties associated with acquiring and integrating companies and other assets include, among others, difficulties assimilating the operations and personnel of acquired companies, challenges in realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows. Additionally, regardless of the form of consideration we pay, acquisitions and investments could negatively impact our operations and earnings per share.

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

We prepare our financial statements in accordance with generally accepted accounting principles and certain critical accounting policies and estimates that are relevant to our business. The application of these principles and policies requires us to make significant judgments and estimates. The most significant estimates are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” included elsewhere in this Annual Report on Form 10-K.

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

Our officers and directors and the holders of at least 5% of our outstanding shares currently beneficially own approximately 42% of our outstanding common stock, and 51% on a fully diluted basis assuming the exercise of both vested and unvested options. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. CYBERSECUrItY

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

The Company has implemented a Cybersecurity Policy (the “Policy”) that provides a framework for responding to cybersecurity incidents. The Policy includes requirements for incident disclosure and reporting, protocols for incident evaluation, including the use of third-party service providers and partners, and processes for notification and internal escalation of information to the Company’s senior management, incident response team, and Board of Directors (the “Board”) and appropriate Board committees. The Policy also addresses requirements for the Company’s external reporting obligations. The Policy is reviewed and updated, as necessary but no less frequently than once a year, under the leadership of the Company’s Chief Security Officer (“CSO”).

Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2025, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information on the Company’s cybersecurity-related risks.

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

ITEM 2. PROPERTIES

We lease approximately 20,730 square feet in Burlington, Massachusetts, which we use as our headquarters. We believe that this facility is adequate for our current needs and for the foreseeable future. See Note 9 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our leases.

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

As of March 1, 2026, we had 60 shareholders of record. This number does not include shareholders who hold our shares in a “nominee” or “street” name. We paid no dividends in 2025 or 2024. We anticipate that we will continue to reinvest any earnings to finance our future operations although we may also pay special cash dividends if our Board of Directors deems it appropriate.

On November 30, 2023, we announced that our Board of Directors had approved the extension of our previously announced 2022 Repurchase Plan through December 31, 2025. The 2022 Repurchase Plan authorized the Company to repurchase up to $10,000,000 of our common stock from time to time. During the three months ended December 31, 2025 we did not purchase any shares under this plan. As of December 31, 2025 the plan expired. We purchased an aggregate of $2,139,705 worth of shares of our common stock over the lifetime of the plan.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain line items from our consolidated statements of operations stated as a percentage of total revenue:

	Year ended December 31,
Revenue:	2025	2024
Software licenses	42%	44%
Software maintenance	51	50
Services and other	7	6
Total revenue	100	100
Costs and expenses:
Cost of revenue	8	5
Research and development	48	45
Selling and marketing	42	44
General and administrative	40	39
Total costs and expenses	138	133
Operating loss	(38)	(33)
Interest and other income	5	7
Loss before provision for income taxes	(33)	(26)
Provision for income taxes	1	1
Net loss	(34%)	(25%)

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

Summary of Financial Results

We used revenue and operating loss to summarize our financial results over the past two years, as we believe these measures provide the most meaningful understanding of our operating performance. The comparisons below reflect certain reclassifications described in more detail in Note 2 to the consolidated financial statements

2025 compared to 2024

Revenue and operating loss in 2025 were $17.3 million and $6.6 million, respectively, compared to revenue and operating loss in 2024 of $17.4 million and $5.5 million, respectively.

Lower revenue in 2025 as compared to 2024 was primarily due to decreases in revenue from our software licenses of $0.3 million, which were partially offset by an increase and services and other revenue of $0.1 million and an increase in revenue from software maintenance of $0.1 million. Higher operating loss in 2025 as compared to 2024 was primarily due to a decrease in revenue of $0.1 million and increases in research and development expenses of $0.5 million, cost of revenue of $0.5 million and general and administrative expenses of $0.2 million, which were partially offset by a decrease in sales and marketing expense of $0.3 million.

Software Licenses Revenue

Software licenses revenue consists of revenue from the licensing of biometrics and imaging software products. Licensing of software products depends on our ability to win proposals to supply software for biometric systems projects either directly to end user customers or indirectly through channel partners.

Software licenses revenue decreased 4% from $7.7 million in 2024 to $7.3 million in 2025. As a percentage of total revenue, software licenses revenue decreased from 44% in 2024 to 42% in 2025. The $0.4 million decrease in software licenses revenue was primarily due to a decrease in perpetual license sales, which can fluctuate from period to period.

Software Maintenance Revenue

Software maintenance revenue consists of revenue from software maintenance contracts and SaaS subscription arrangements. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the contract. SaaS revenue represents a relatively small portion of both software maintenance revenue and total revenue.

Software maintenance revenue increased 2% from $8.6 million in 2024 to $8.7 million in 2025. As a percentage of total revenue, software maintenance revenue increased from 50% in 2024 to 51% in 2025. The dollar increase in software maintenance revenue was primarily due to software maintenance related to perpetual license sales.

A majority of our customers enter into software maintenance contracts when they initially license our software products. Because our software is used in active biometrics systems, many customers continue to renew their maintenance contracts in subsequent years while those systems remain operational.

Services and Other Revenue

Services and other revenue consists of fees we charge to perform software development, integration, installation, customization, and other professional services, as well as subscription-based SaaS offerings and hardware included with certain software licenses. Similar to software license revenue, services revenue depends on our ability to win biometrics systems projects either directly with end user customers or in conjunction with channel partners. SaaS revenue reflects recurring subscription fees for access to our biometric software solutions.

Services and other revenue may fluctuate based on the timing of commencement and completion of customer projects, the mix of professional services and subscription-based arrangements, and the timing of hardware delivered in connection with software licenses.

Services and other revenue increased 9% from $1.2 million in 2024 to $1.3 million in 2025. As a percentage of total revenue, services and other revenue was 7% in both 2024 and 2025. The increase was primarily due to growth in SaaS revenue, which increased from $0.1 million in 2024 to $0.4 million in 2025, partially offset by a decrease in professional services revenue of $0.2 million. The increase in SaaS revenue reflects expansion of subscription-based customer arrangements, while the decrease in professional services revenue was primarily due to lower project-based activity during 2025.

Cost of Revenue

Cost of revenue consists primarily of engineering costs to perform customer services projects, amortization of intangible technology assets related to acquisitions, and other third-party costs that are included with some of our software licenses. Such costs primarily include: i) engineering salaries, fringe benefits, and facilities; ii) engineering consultants and contractors; iii) software license fees; and iv) hardware costs.

Cost of revenue increased 58% from $0.8 million in 2024 to $1.3 million in 2025. Cost of revenue as a percentage of total revenue increased from 5% in 2024 to 8% in 2025. The $0.5 million increase was the result of increased software license costs. Prior period amounts have been reclassified to conform to the current period presentation.

Gross margins on revenue are a function of: i) the nature of the projects; ii) the level of engineering difficulty and labor hours required to complete project tasks; iii) how much we were able to charge; and iv) product mix. We expect that gross margins will continue to fluctuate in future periods based on the nature, complexity, and pricing of future projects and product mix.

Research and Development Expense

Research and development expense consists of costs for: i) engineering personnel, including salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors, and iii) other engineering expenses such as supplies, equipment depreciation, dues and memberships and travel. Engineering costs incurred to develop our technology and products are classified as research and development expense. As described in the cost of revenue section, engineering costs incurred to provide engineering services for customer projects are classified as cost of revenue and are not included in research and development expense.

Certain engineering personnel costs are allocated to cost of revenue based on the nature of the activities performed. Total engineering costs represent the combined amounts classified to research and development expense and cost of revenue.

The following table presents the classification of total engineering costs between research and development expense and cost of revenue and other for the years ended December 31, 2025 and 2024 (in thousands):

	Years ended December 31,
	2025	2024
Research and development expense	$8,300	$7,757
Engineering costs allocated to cost of revenue	385	399
Total engineering costs	$8,685	$8,156

Total engineering costs increased 6% from $8.2 million in 2024 to $8.7 million in 2025. As a percentage of total revenue, total engineering costs increased from 47% in 2024 to 50% in 2025. Prior period amounts have been reclassified to conform to the current period presentation.

Our engineering headcount increased from 33 in 2024 to 45 in 2025. The increase in engineering costs is primarily a result of increasing our engineering headcount during the year. The increase was driven by strategic initiatives and to align our engineering capabilities with current business priorities. We expect engineering costs to increase in 2026 primarily due to the full-year impact of engineering personnel hired during 2025.

As we described in the Part I—Business of this Form 10-K, we intend to introduce new products that will allow us to offer more complete biometrics solutions. We believe this strategy will allow us to sell more software into biometrics systems projects in order to grow our revenue. Our preference is to develop such products internally, however to the extent we are unable to do that, we may purchase or license technologies from third parties. We anticipate that we will continue to focus our future research and development activities on enhancing existing products and developing new products. We expect research and development expenses to increase in absolute dollars and as a percentage of revenues in the next year.

Selling and Marketing Expense

Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense decreased 5% from $7.7 million in 2024 to $7.3 million in 2025. As a percentage of total revenue, selling and marketing decreased from 44% in 2024 to 42% in 2025. The decrease in selling and marketing expense was primarily due to a $0.2 million decrease in travel expense, a $0.1 million decrease in bonus and commission expense and a $0.1 million decrease in trade show costs. We expect selling and marketing expense to increase primarily due to the full-year impact of sales and marketing personnel hired during 2025. We expect to be strategic in expanding our sales and marketing force to pursue future opportunities.

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

In November 2025, we entered into a short-term bridge financing arrangement with Anonybit, Inc. (“Anonybit”) in connection with a potential strategic transaction. Pursuant to this arrangement, we advanced $0.2 million to Anonybit under a secured promissory note. We also entered into a software license agreement with Anonybit; however, the broader contemplated transaction was not completed, and no additional amounts were funded under the note. During the fourth quarter of 2025, we determined that Anonybit was insolvent and unable to satisfy its obligations after we ceased further funding and called the note. As a result, we recorded a full write-off of the $0.2 million note receivable, which is included in general and administrative expense for the year ended December 31, 2025.

General and administrative expense increased 3% from $6.7 million in 2024 to $6.9 million in 2025 primarily as a result of the write-off of the Anonybit note receivable. As a percentage of total revenue, general and administrative expense increased from 39% in 2024 to 40% in 2025. While we expect general and administrative expenses to increase in absolute terms as we continue to invest in our business, the trajectory of these costs as a percentage of total revenue will depend on revenue growth. Future trends will be influenced by our ability to scale operations efficiently and drive revenue expansion. Prior period amounts have been reclassified to conform to the current period presentation.

Interest Income

Interest income decreased from $1.2 million in 2024 to $0.9 million in 2025. The dollar decrease in interest income was primarily due to lower average cash balances during the year and lower interest rates within our money market accounts.

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

Total income tax expense for the years ended December 31, 2025 and 2024 was $0.3 million and $0.1 million, respectively. The income tax expense was primarily attributable to foreign withholding taxes on international revenue of $0.2 million and $22 thousand for the years ended December 31, 2025 and 2024, respectively, reflecting increased revenue from certain international customers. In addition, we had state income taxes of $14 thousand and $31 thousand for the years ended December 31, 2025 and 2024, respectively. The Company did not incur U.S. federal income tax expense in either period.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed the company with our cash and cash equivalent balances. Cash flows from operating, investing and financing activities are described below.

Cash flows from operating activities

A discussion of cash flow from operating activities for each of the last two years is as follows:

Year ended December 31, 2025. Cash used in operating activities was $5.4 million in 2025, which was primarily the result of a $5.9 million net loss and $1.3 million of working capital adjustments, which was partially offset by $0.6 million of depreciation and amortization expense and $1.2 million of non-cash stock-based compensation.

Year ended December 31, 2024. Cash used in operating activities was $3.2 million in 2024, which was primarily the result of a $4.4 million net loss and $0.6 million of working capital adjustments, which was partially offset by $0.6 million of depreciation and amortization expense and $1.1 million of non-cash stock-based compensation.

Cash flows from investing activities

Year ended December 31, 2025. Investing activity used $0.3 million of cash, primarily as the result of purchases of equipment of $0.2 million and net purchases of marketable securities of $0.1 million.

Year ended December 31, 2024. Investing activity provided $6.3 million of cash, primarily as the result of net sales of marketable securities.

Cash flows from financing activities

Year ended December 31, 2025. Financing activity cash used of $31 thousand was primarily the result of $0.1 million used to buy back stock under our stock repurchase program, which was partially offset by $0.1 million of proceeds from the issuance of common stock from stock grants.

Year ended December 31, 2024. Financing activity cash used of $0.2 million was primarily the result of $0.2 million used to buy back stock under our stock repurchase program, which was partially offset by $0.1 million of proceeds from the issuance of common stock from stock grants.

At December 31, 2025, we had cash, cash equivalents, and marketable securities of $22.3 million. While we cannot assure you that we will not require additional financing, or that if needed such financing will be available to us, we believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next twelve months from the filing date of this Annual Report on Form 10-K and to meet our known long-term cash requirements including operating expenses, contractual obligations, and planned strategic investments. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. If we require additional capital resources, we may utilize available funds or seek additional external financing.

As of December 31, 2025, our material cash requirements from known contractual and other obligations consisted primarily of payments under the operating lease for our corporate headquarters. We estimate lease payments will be approximately $0.7 million in each of 2026 and 2027, approximately $0.8 million in each of 2028, 2029 and 2030, and $1.9 million thereafter. These amounts represent fixed contractual obligations under the lease agreement. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our operating lease.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our financial statements included elsewhere in this Annual Report. We have identified the following as our significant accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

Revenue recognition. In accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these goods and services. In addition, ASC 606 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

We categorize revenue as software licenses, software maintenance, and services and other revenue, which includes SaaS subscription arrangements. Revenue from software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. We recognize software maintenance revenue and revenue from SaaS subscription arrangements, over time on a straight-line basis over the contract period. Services revenue is recognized over time as the services are delivered using an input method, based on labor hours incurred as a percentage of total labor hours budgeted, provided all other revenue recognition criteria are met.

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

Also, with the delivery of certain products in a hosted environment through AwareID, we recognize revenue from our SaaS arrangements ratably over the subscription period.

Our arrangements can include variable fees, such as the option to purchase additional usage of a previously delivered software license. We may also provide pricing concessions to clients, a business practice that also gives rise to variable fees in contracts. For variable fees arising from the client’s purchase of additional usage of a previously delivered software license, we apply the sales and usage-based royalties guidance related to a license of intellectual property and recognize revenue in the period the underlying sale or usage occurs. We include variable fees in the determination of total transaction price if it is not probable that a future significant reversal of revenue will occur. We use the expected value or most likely value amount, whichever is more appropriate for specific circumstances, to estimate variable consideration, and the estimates are based on the level of historical price concessions offered to clients.

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2025 and 2024, none of our contracts contained a significant financing component.

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

As of December 31, 2025 and 2024, we had $3.1 million of goodwill. As of December 31, 2025 and 2024, we had $1.6 million and $2.0 million of intangible assets, respectively. Impairment in the valuation of long-lived assets could materially impact our operating results and financial position. To date, there have been no impairments of goodwill or intangible assets.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets, and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets primarily relate to: i) research and development tax credit carryforwards; ii) net operating loss carryforwards; and iii) temporary differences that result from differing treatment of certain items for tax and accounting purposes. As of December 31, 2025, we had a total of $15.7 million of deferred tax assets and $1.4 million of deferred tax liabilities for which we have recorded a

$14.3 million valuation allowance. As of December 31, 2024, we had a total of $13.7 million of deferred tax assets and $0.5 million of deferred tax liabilities for which we have recorded a $13.2 million valuation allowance.

We will continue to assess the level of valuation allowance required in future periods. Should evidence regarding the realizability of tax assets change at a future point in time, the valuation allowance will be adjusted accordingly.

Allowance for credit losses. We make judgments as to our ability to collect outstanding and unbilled receivables to reflect any estimated credit losses. The allowance is evaluated each quarter on a customer-by-customer basis and considers historical write-off experience with each customer, the number of days that any delinquent invoices are past due, and an evaluation of the potential risk of loss associated with any delinquent accounts. If the judgments we make to determine the allowance for credit losses do not reflect the future ability to collect outstanding receivables, additional provisions for credit losses may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for the Company’s fiscal year ended December 31, 2025 and has been adopted in these consolidated financial statements on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

In 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends existing guidance related to the accounting for internal-use software costs. The amendments are intended to improve the relevance of information provided to investors about a company’s investments in internal-use software and align the accounting for internal-use software costs with modern software development practices. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adoption of this ASU will have on the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aware, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2012.

Boston, Massachusetts

March 6, 2026

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7,269	$12,972
Marketable securities	15,026	14,842
Accounts receivable, net	3,010	2,922
Unbilled receivables, net	1,348	1,080
Prepaid expenses and other current assets	1,612	1,169
Total current assets	28,265	32,985
Property and equipment, net	477	477
Intangible assets, net	1,569	1,976
Goodwill	3,120	3,120
Right of use asset, net	3,642	3,964
Other long-term assets	122	122
Total assets	$37,195	$42,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,045	$894
Accrued expenses	930	1,447
Current portion of operating lease liabilities	676	656
Deferred revenue	4,854	4,867
Total current liabilities	7,505	7,864
Long-term deferred revenue	261	296
Long-term operating lease liabilities	3,292	3,588
Total long-term liabilities	3,553	3,884
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; 21,444,665 and 21,096,580 shares issued and outstanding as of December 31, 2025 and 2024, respectively	215	211
Additional paid-in capital	101,510	100,377
Accumulated deficit	(75,816)	(69,943)
Accumulated other comprehensive income	228	251
Total stockholders’ equity	26,137	30,896
Total liabilities and stockholders’ equity	$37,195	$42,644

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year ended December 31,
	2025	2024
Revenue:
Software licenses	$7,314	$7,650
Software maintenance	8,712	8,577
Services and other	1,267	1,162
Total revenue	17,293	17,389
Costs and expenses:
Cost of revenue	1,323	835
Research and development	8,300	7,757
Selling and marketing	7,332	7,678
General and administrative	6,895	6,664
Total costs and expenses	23,850	22,934
Operating loss	(6,557)	(5,545)
Interest and other income	941	1,167
Loss before provision for income taxes	(5,616)	(4,378)
Provision for income taxes	257	53
Net loss	$(5,873)	$(4,431)
Other comprehensive (loss) income
Unrealized (loss) gain on available for sale securities	(23)	56
Comprehensive loss	$(5,896)	$(4,375)
Net loss per share – basic	$(0.28)	$(0.21)
Net loss per share – diluted	$(0.28)	$(0.21)
Weighted-average shares – basic	21,183	21,139
Weighted-average shares – diluted	21,183	21,139

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,873)	$(4,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572	562
Stock-based compensation	1,168	1,132
Non-cash lease expense	46	66
Loss on write-off of note receivable	224	-
Credit (recoveries) losses, net	(14)	74
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(74)	(542)
Unbilled receivables	(268)	321
Prepaid expenses and other current assets	(776)	(253)
Tax receivable	12	(68)
Accounts payable	151	614
Accrued expenses	(517)	(261)
Deferred revenue	(49)	(375)
Net cash used in operating activities	(5,398)	(3,161)
Cash flows from investing activities:
Purchases of property and equipment	(165)	(45)
Purchases of marketable securities	(7,359)	(5,139)
Sale of marketable securities	7,250	11,474
Net cash (used in) provided by investing activities	(274)	6,290
Cash flows from financing activities:
Proceeds from sale of common stock	87	74
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(3)	(26)
Repurchase of common stock	(115)	(207)
Net cash used in financing activities	(31)	(159)
(Decrease) increase in cash and cash equivalents	(5,703)	2,970
Cash and cash equivalents, beginning of year	12,972	10,002
Cash and cash equivalents, end of year	$7,269	$12,972
Supplemental disclosure:
Cash paid for income taxes	$75	$172

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	21,018	$210	$99,405	$(65,512)	$195	$34,298

Issuance of unrestricted stock	174	2	(2)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(11)	(1)	(25)	—	—	(26)
Issuance of common stock under employee stock purchase plan	53	1	73	—	—	74
Stock-based compensation expense	—	—	1,132	—	—	1,132
Repurchase of common stock	(137)	(1)	(206)	—	—	(207)
Other comprehensive income	—	—	—	—	56	56
Net loss	—	—	—	(4,431)	—	(4,431)

Balance at December 31, 2024	21,097	211	100,377	(69,943)	251	30,896

Exercise of common stock options	4	—	9			9
Issuance of unrestricted stock	365	4	(4)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(2)	—	(3)	—	—	(3)
Issuance of common stock under employee stock purchase plan	56	1	77	—	—	78
Stock-based compensation expense	—	—	1,168	—	—	1,168
Repurchase of common stock	(75)	(1)	(114)	—	—	(115)
Other comprehensive income	—	—	—	—	(23)	(23)
Net loss	—	—	—	(5,873)	—	(5,873)

Balance at December 31, 2025	21,445	$215	$101,510	$(75,816)	$228	$26,137

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

Reclassifications – Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2025, the Company revised the presentation of subscription-based SaaS revenue to classify it within services and other revenue rather than software licenses revenue. Accordingly, $0.1 million of revenue for the year ended December 31, 2024 has been reclassified to conform with presentation.

In addition, $0.3 million of amortization expense related to acquired intangible assets has been reclassified from cost of revenue to general and administrative expense for the year ended December 31, 2024.

These reclassifications had no impact on previously reported total revenue, loss from operations, net loss or loss per share and had no impact on the consolidated balance sheets, statements of cash flows, or changes in stockholders’ equity.

Use of Estimates – The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Estimates used in these financial statements include but are not limited to, revenue recognition, goodwill and long-lived asset impairment, compensation, income taxes, and allowance for credit losses.

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

Cash and cash equivalents, which consists of money market mutual funds, were $7.3 million and $13.0 million at December 31, 2025 and 2024, respectively. Marketable securities, which consist solely of U.S. Treasury notes and bonds, were $15.0 million and $14.8 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, our assets that are measured at fair value on a recurring basis include the following (in thousands):

	Fair Value Measurement at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$5,881	$-	$-	$5,881
Marketable securities	15,026	-	-	15,026
Total assets	$20,907	$-	$-	$20,907

As of December 31, 2024, our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$10,671	$-	$-	$10,671
Marketable securities	14,842	-	-	14,842
Total assets	$25,513	$-	$-	$25,513

Investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2025:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,798	$228	$—	$15,026
	$14,798	$228	$—	$15,026

	December 31, 2024:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,591	$260	$(9)	$14,842
	$14,591	$260	$(9)	$14,842

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

For the years ended December 31, 2025 and 2024, changes to and ending balances of the allowance for credit losses were as follows (in thousands):

	Years ended December 31,
	2025	2024
Allowance for credit losses balance - beginning of year	$247	$173
Additions to the allowance for credit losses	166	85
Deductions against the allowance for credit losses	(180)	(11)
Allowance for credit losses balance - end of year	$233	$247

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

As of December 31, 2025 and 2024, we had $3.1 million of goodwill. We performed a quantitative analysis during the years ended December 31, 2025 and 2024 and determined there were no impairments of goodwill.

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

No impairment charges were recorded on our long-lived assets for the years ended December 31, 2025 and 2024.

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

The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in

ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of December 31, 2025 and 2024, none of our contracts contained a significant financing component.

Our arrangements can include variable fees, such as the option to purchase additional usage of a previously delivered software license. The Company may also provide pricing concessions to clients, a business practice that also gives rise to variable fees in contracts. The Company also reviews contractual termination provisions in determining contractual term and total transaction price. For variable fees arising from the client’s purchase of additional usage of a previously delivered software license, we apply the sales and usage-based royalties guidance related to a license of intellectual property and recognize revenue in the period the underlying sale or usage occurs. We include variable fees in the determination of total transaction price if it is not probable that a future significant reversal of revenue will occur. We use the expected value or most likely value amount, whichever is more appropriate for specific circumstances, to estimate variable consideration, and the estimates are based on the level of historical price concessions offered to clients.

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

Software licenses

Software licenses consist of revenue from the licensing of software for biometrics and imaging applications. Our software licenses are functional intellectual property and typically provide customers with the right to use our software on a term or perpetual basis as it exists when made available to the customer. We recognize revenue from perpetual software licenses at a point in time upon delivery, provided all other revenue recognition criteria are met.

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

Software maintenance

Software maintenance consists of revenue from the software maintenance contracts for biometrics and imaging software. Software maintenance contracts entitle customers to receive software support and software updates, if and when they become available, during the term of the maintenance contract. Software support and software updates are considered distinct services. However, these distinct services are considered a single performance obligation consisting of a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. We recognize software maintenance revenue over time on a straight-line basis over the contract period.

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

Also, with the adaptation of our current products to be delivered in a hosted environment with AwareID, we recognize revenue from our SaaS offerings ratably over the subscription period. For the years ended December 31, 2025 and 2024, we generated $0.4 million and $0.1 million of revenue from SaaS contracts, respectively.

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
•
Perpetual software licenses and services: When software licenses and significant customization engineering services are sold together, they are accounted for as a combined performance obligation, as the software licenses are generally highly dependent on, and interrelated with, the associated services and therefore are not distinct performance obligations. Revenue for the combined performance obligation is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted). When software licenses and standard implementation or consulting-type services are sold together, they are generally considered distinct performance obligations, as the software licenses are not dependent on or interrelated with the associated services. The transaction price in these arrangements is allocated to the software licenses and services based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the services is recognized over time using an input method. In arrangements with both software licenses and services, the software license portion of the arrangement is classified as software licenses revenue and the services portion is classified as services revenue in our consolidated statements of operations and comprehensive loss.
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
•
Subscription-based software consisting of a software license and software maintenance: When subscription-based software is sold, the software license and software maintenance are generally considered distinct performance obligations. The transaction price is allocated to software license and the software maintenance based on relative SSP. We sell subscription-based software licenses for a fixed fee and/or a usage-based royalty fee, sometimes subject to a minimum guarantee. When the amount is in the form of a fixed fee, including the guaranteed minimum in usage-based royalty, revenue is allocated to the software license is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Any royalties not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as revenue when the subsequent usage occurs. Revenue allocated to the software maintenance is recognized on a straight-line basis over the contract period.

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

The following table presents changes in our contract assets and liabilities during the years ended December 31, 2025 and 2024 (in thousands):

	Balance at Beginning of period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2025
Contract Assets:
Unbilled receivables	$1,080	$6,261	$(5,993)	$1,348
Year ended December 31, 2024
Contract Assets:
Unbilled receivables	$1,401	$3,558	$(3,879)	$1,080

	Balance at Beginning of period	Billings	Revenue Recognized	Balance at End of Period
Year ended December 31, 2025
Contract Liabilities:
Deferred revenue	$5,163	$8,664	$(8,712)	$5,115
Year ended December 31, 2024
Contract Liabilities:
Deferred revenue	$5,537	$8,203	$(8,577)	$5,163

Remaining Performance Obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The aggregate amount of the transaction price allocated to remaining performance obligations with a duration greater than one year, comprised of software maintenance contracts, was $0.3 million as of December 31, 2025.

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

Capitalization of Software Costs – We capitalize certain costs to develop software products to be sold, leased, or marketed to external users after technological feasibility of the product has been established. No software costs were capitalized during the years ended December 31, 2025 and 2024, because such costs incurred between the period after technological feasibility to the product release were immaterial.

The Company capitalizes and amortizes certain direct costs associated with computer software developed or purchased for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company amortizes capitalized software costs generally over three to five years, commencing on the date the software is placed into service. Although the Company continues to enhance and adapt certain existing software products for delivery in hosted and cloud-based environments, substantially all related development costs were expensed as incurred and no internal-use software costs were capitalized during the years ended December 31, 2025 and 2024, as such costs were immaterial.

Research and Development Costs – Costs incurred in the research and development of our products are expensed as incurred.

Concentration of Credit Risk – At December 31, 2025 and 2024, we had cash and cash equivalents in excess of federally insured deposit limits of approximately $6.9 million and $12.7 million, respectively.

Concentration of credit risk with respect to net accounts receivable and unbilled receivables consisted of amounts owed by the following customers that comprised more than 10% of net accounts receivable and unbilled receivables at December 31:

	December 31,
	2025	2024
Customer A	26%	4%
Customer B	15%	16%
Customer C	14%	0%
Customer D	9%	18%

No customers represented over 10% of revenue in 2025 or 2024.

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

	Year ended December 31,
	2025	2024
United States	$8,556	$7,597
United Kingdom	2,216	4,720
Rest of world	6,521	5,072
	$17,293	$17,389

Revenue by product group was (in thousands):

	Year ended December 31,
	2025	2024
License and service contracts	$12,828	$13,431
Subscription-based contracts	4,465	3,958
	$17,293	$17,389

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

Revenue by timing of transfer of goods or services was (in thousands):

	Year ended December 31,
	2025	2024
Goods or services transferred at a point in time	$7,335	$7,720
Goods or services transferred over time	9,958	9,669
	$17,293	$17,389

3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2025	2024
Building and improvements	162	162
Computer and office equipment	1,068	903
Purchased software	78	78
Furniture and fixtures	573	573
Total	1,881	1,716
Less accumulated depreciation	(1,404)	(1,239)
Property and equipment, net	$477	$477

Depreciation expense was $0.2 million for each of the years ended December 31, 2025 and 2024.

4. INTANGIBLE ASSETS

The carrying value of intangible assets and their estimated useful life as of December 31, 2025 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(1,299)	$1,381
Developed technology	5 and 7 years	710	(527)	183
Trade name / trademarks	3 and 7 years	30	(25)	5
		$3,420	$(1,851)	$1,569

The carrying value of intangible assets and their estimated useful life as of December 31, 2024 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(1,007)	$1,673
Developed technology	5 and 7 years	710	(414)	296
Trade name / trademarks	3 and 7 years	30	(23)	7
		$3,420	$(1,444)	$1,976

During the years ended December 31, 2025 and 2024, we recorded $0.4 million of amortization expense on intangible assets. The Company expects to record amortization for the years ended December 31 as follows (in thousands):

2026	$356
2027	355
2028	338
2029	174
2030	174
Thereafter	172
$1,569

6. NOTE RECEIVABLE

In November 2025, the Company entered into a short-term bridge financing arrangement with Anonybit, Inc. in connection with a potential strategic transaction. Pursuant to this arrangement, the Company advanced $0.2 million to Anonybit under a secured promissory note, which is secured by certain intellectual property and related assets of Anonybit.. The Company also entered into a software license agreement with Anonybit; however, the broader contemplated transaction was not completed, and no additional amounts were funded under the note.

During the fourth quarter of 2025, the Company determined that Anonybit was insolvent and unable to satisfy its obligations after the Company ceased further funding and called the note. As a result, the Company recorded a full write-off of the $0.2 million note receivable, which is included in general and administrative expenses for the year ended December 31, 2025.

As of December 31, 2025, the Company had no remaining carrying value related to this note. The Company may pursue recovery or enforcement actions; however, any potential recoveries are not considered probable at this time.

7. INCOME TAXES

The components of net loss before income tax expense are as follows (in thousands):

	Year ended December 31,
	2025	2024
Domestic	(5,616)	(4,378)
Foreign	—	—
Total	$(5,616)	$(4,378)

We recorded a provision for income tax of $0.3 million and $53 thousand for the years ended December 31, 2025 and 2024, respectively. The components of the provision for income tax are as follows (in thousands):

	Year ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	14	31
Foreign	243	22
Total	257	53
Deferred expense:
Federal	$-	$-
State	—	—
Foreign	—	—
Total income tax expense	$257	$53

The difference between the effective tax rate and the U.S. federal statutory rate in 2024 was driven primarily due to the changes in the valuation allowance of our deferred tax assets, state income taxes and impact of stock-based compensation to the deferred tax assets in 2024. A reconciliation of the U.S. federal statutory rate to the effective tax rate for 2024 is as follows:

Year ended December 31,
2024
Federal statutory rate	21%
State rate, net of federal benefit	2
Tax credits	2
Change in valuation allowance	(16)
Stock compensation	(13)
Tax law change	2
Other	1
Effective tax rate	(1)%

The reconciliation of the Company's statutory tax rate and effective tax rate for 2025 is as follows (in thousands):

	Year Ended December 31,
	2025
	Amount	Percent
Pretax loss	$(5,616)

US federal statutory tax rate	(1,179)	21%
State and local income taxes, net of fed benefit	26	(0.5)
Foreign tax effects:
India
Foreign withholding taxes	232	(4.1)
Tax credits
Federal R&D credits	359	(6.4)
Change in valuation allowance	775	(13.8)
Nontaxable or nondeductible items:
Other	18	(0.3)
Stock compensation	42	(0.7)
Other adjustments
Other	(16)	0.3
Total	$257	(4.5%)

The Company's effective tax rate includes the effects of state and local income taxes, net of the federal income tax benefit, which are primarily attributable to Massachusetts, where the Company has significant business activities. Massachusetts has higher effective tax rates compared to other jurisdictions where the Company operates, which accounts for more than half of the Company's total state tax expense.

Deferred income taxes - We had net deferred tax assets of $0 as of December 31, 2025 and 2024. The principal components of deferred tax assets, net, were as follows at December 31 (in thousands):

	2025	2024
Deferred tax assets
Stock-based compensation	$304	$215
Research and development credits	6,387	6,662
Capitalized research expense	2,859	3,846
Net operating loss	4,976	2,655
Other	48	249
Deferred revenue	76	—
Lease liability	1,013	1,047
Total deferred tax assets	15,663	14,674
Valuation allowance	(14,302)	(13,222)
Deferred tax liabilities		—
Depreciation	(119)	(113)
Intangibles	(313)	(361)
ROU assets	(929)	(978)
Total deferred tax liabilities	(1,361)	(1,452)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2025, $6.4 million of our deferred tax assets relate to research and development credit carryforwards. Further, a significant portion of our deferred tax assets relates to federal and state research and development credits. These credits may only offset 75% of the tax liability after net operating loss carryforwards are utilized and thus, we have the risk that the credits could expire before utilization if sufficient taxable income in the carryforward periods doesn’t exist.

As of December 31, 2025, we had a federal net operating loss carryforward of $17.1 million, which may be available to offset future income tax liabilities. $16.5 million of those NOLs can be carried forward indefinitely and the remaining $0.6 million expire in 2037. As of December 31, 2025, we had State NOL carryforwards of $19.8 million, which expire at various dates though 2045.

As of December 31, 2025, the Company had $5.8 million of U.S. federal research and development tax credits that begin to expire in 2025. As of December 31, 2025, the Company had $1.5 million of state research and development tax credits that begin to expire at various dates from 2033 through 2039.

We evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. The deferred tax assets are composed principally of net operating loss carryforwards, capitalized research costs and research and development credits. As part of this analysis, we gave more weight to recent, historical evidence than future projections as we consider the past more objective. Under the applicable accounting standards, we considered our history of losses and concluded that it is more likely that we will not recognize the benefits of federal and state deferred tax assets. Therefore, we have recorded a full valuation allowance of $14.3 million and $13.2 million at December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we increased the valuation allowance by $1.1 million from the prior year end. We will continue to monitor the evidence and the realizability of our deferred tax assets in future periods. Should evidence regarding the realizability of our deferred tax assets change at a future point in time, we will adjust the valuation allowance as required.

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

Uncertain tax benefits - As of December 31, 2025 and 2024, we had $0.7 million of uncertain tax positions that were primarily related to our research and development tax credits. There were no changes to this amount during each of the years ended December 31, 2025 and 2024. The uncertain tax positions will impact our effective tax rate if realized.

Tax examinations – The Company files US federal and various state income tax returns and is subject to examination by the respective taxing authorities. The statute of limitations for US federal and most state income tax returns is generally three years from the date the return is filed. However, because the Company has tax attribute carryforwards generated in earlier years, the taxing authorities may examine tax years outside the normal three year statute to the extent such years generated tax attributes that are utilized in open tax years. As a result, although the Company’s federal and most state income tax returns for periods prior to 2021 are generally closed to routine examination, those earlier tax years remain subject to adjustment for purposes of determining the correct amount of NOL and tax credit carryforwards available to offset taxable income or tax liability in subsequent years. The Company is not currently under federal or state income tax examination for any period.

The following table summarizes the Company's income taxes (net of refunds received) for the total unrecognized tax benefits:

Year ended December 31,
2025
Federal	$—
State	2
Foreign	73
Total	$75

The following summarizes the jurisdictions that exceeded 5% of the Company's total income taxes paid (net of refunds) for the years presented below (in thousands):

Year ended December 31,
2025
State
Massachusetts	$(4)
Foreign
India	$73

8. EQUITY AND STOCK COMPENSATION PLANS

Stock Option Plan – On January 17, 2024, our shareholders approved the Aware, Inc. 2023 Equity and Incentive Plan (the “2023 Plan”), which replaced the 2001 Nonqualified Plan (the "2001 Plan"). The 2023 Plan provides for the grant of various equity-based awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, dividend equivalent rights, and cash awards. The 2023 Plan authorizes the issuance of an aggregate of 1,277,130 shares of common stock, plus an additional number of shares equal to the number of shares subject to outstanding awards under the 2001 Plan that are forfeited, expire unexercised, or are repurchased or withheld to cover taxes or exercise prices, up to a maximum of 2,590,000 shares. As of December 31, 2025, there were 601,048 shares available for grant under the 2023 Plan.

Options are granted with exercise prices as determined by the Board of Directors and have a maximum term of ten years. Options generally vest over three to five years.

The following table presents stock-based compensation expenses included in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Year Ended December 31,
	2025	2024
Research and development	191	156
Selling and marketing	69	63
General and administrative	908	913
Stock-based compensation expense	$1,168	$1,132

Stock-based compensation expense in the preceding table includes expenses associated with grants of: i) stock options, ii) unrestricted shares of our common stock; and iii) performance share awards. The methods used to determine stock-based compensation expense for each type of equity grant are described in the following paragraphs.

Stock Option Grants. During the years ended December 31, 2025 and 2024, we granted 1,613,322 and 640,000 common stock options to purchase our common stock under the 2023 plan, respectively. We estimate the fair value of stock options using the Black-Scholes valuation model.

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

Included in the stock options granted during the year ended December 31, 2025 were 212,040 performance-based stock options awarded to Mr. Amlani, divided equally into two tranches based on bookings growth thresholds for fiscal years 2025 and 2026. In each case, vesting was contingent upon continued service through December 31 of the applicable performance year. Expense recognition for these awards is based on the grant-date fair value and reflects management’s assessment of the probability of achieving the specified performance conditions.

During 2025, the performance condition for the 2025 tranche was not achieved and the related options were cancelled. Any compensation expense previously recognized for that tranche was reversed during 2025. Compensation expense related to the 2026 tranche, if any, will be recognized over the applicable service period in 2026.

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

Specific assumptions used to determine the fair value of options granted using the Black-Scholes valuation model were as follows:

	Year ended December 31,	Year ended December 31,
	2025	2024
Expected term (1)	3.75-6.08 years	6.25 years
Expected volatility factor (2)	55-60%	53%
Risk-free interest rate (3)	3.7-4.4%	4.2%
Expected annual dividend yield	n/a	n/a

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

Restricted Stock Units. The 2023 Plan permits us to grant restricted stock units to our directors, officers, and employees. Upon vesting, each restricted stock unit entitles the recipient to receive a number of shares of common stock as set forth in the relevant restricted stock unit agreement. Stock-based compensation expense for restricted stock units is determined based on the fair market value of our stock on the date of grant, provided the number of shares in the grant is fixed on the grant date, and the related expense is recognized over the requisite service period as the awards vest.

Total restricted stock units outstanding at December 31, 2025 and 2024 were as follows:

	2025	2024
Unvested at beginning of the year	88,408	97,107
Granted	771,184	284,814
Issued	(365,455)	(173,513)
Forfeited or canceled	-	(120,000)
Unvested at year end	494,137	88,408

We granted 771,184 restricted stock units to directors and officers during the year ended December 31, 2025. The aggregate grant-date fair value of these awards was $1.3 million, which will be recognized as stock-based compensation expense over the applicable vesting periods.

Of these restricted stock units, 122,818 shares vested shortly after June 30, 2025 and 127,537 vested shortly after December 31, 2025. 166,229 restricted stock units were granted on March 13, 2025 to Mr. Amlani in connection with an amendment to his employment agreement, all of which vested during 2025. Also, 354,600 restricted stock units were granted on June 13, 2025 to Mr. Amlani in connection with a further amendment to his employment agreement.

The March 13, 2025 amendment provided that 80% of Mr. Amlani's base salary for his service as our chief executive officer for the period from March 16, 2025 through December 31, 2025 was paid in restricted stock units. The award represented the right to receive 166,229 shares and vested in nine equal monthly installments beginning on April 16, 2025 and continuing on the 16th of each month through December 16, 2025.

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

We granted 284,814 restricted stock units to directors, officers, and employees during the year ended December 31, 2024. The aggregate grant-date fair value of these awards was $0.5 million, which will be recognized as stock-based compensation expense over the applicable vesting periods.

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

As of December 31, 2025, unrecognized compensation cost related to restricted stock units was approximately $0.6 million which is expected to be recognized over a weighted-average period of approximately 0.6 years.

Unrestricted Stock Grants. Our 2001 Plan, which was replaced by our 2023 Plan, permitted us to grant shares of unrestricted stock to our directors, officers, and employees. Stock-based compensation expense for stock grants is determined based on the fair market value of our stock on the date of grant; provided the number of shares in the grant is fixed on the grant date.

Stock Options. Total options outstanding at December 31, 2025 and 2024 were as follows:

	2025		2024
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,575,089	$2.27	2,260,000	$4.88
Granted (1)	1,613,322	1.73	1,573,073	2.14
Exercised	(4,000)	2.21	-	-
Forfeited or cancelled (1)	(794,736)	2.12	(2,257,984)	4.80
Outstanding at end of year	2,389,675	$1.96	1,575,089	$2.27
Exercisable at year end	465,381	$2.60	644,082	$2.51

(1) Includes 933,073 options granted and 2,180,000 cancelled pursuant to the Exchange Offer during the year ended 2024.

At December 31, 2025, the weighted average remaining contractual term for total options outstanding and total options exercisable was approximately 7.90 and 7.64 years, respectively.

At December 31, 2025, the aggregate intrinsic value of options outstanding and exercisable was $0.2 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes the stock options outstanding at December 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$1 to $2	1,399,802	$1.68	8.20	—	$—
$2 to $3	909,873	$2.13	7.68	385,381	$2.15
$4 to $5	80,000	$4.73	5.15	80,000	$4.73
	2,389,675	$1.96	7.90	465,381	$2.60

At December 31, 2025, unrecognized compensation expense related to non-vested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of 2.9 years.

We issue common stock from previously authorized but unissued shares to satisfy option exercises and purchases under our Employee Stock Purchase Plan.

Employee Stock Purchase Plan – In May 2021, we adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”) under which eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation in the 2021 ESPP is limited to $25,000 worth of stock for each calendar year, may be terminated at any time by the employee, and automatically ends on termination of employment. A total of 1,000,000 shares of common stock were reserved for issuance under the 2021 ESPP, and as of December 31, 2025, there were 691,238 shares available for future issuance thereunder. We issued 56,166 and 53,440 shares under the 2021 ESPP Plan during the years ended December 31, 2025 and 2024, respectively.

Share Purchases – On March 1, 2022, our Board of Directors authorized a stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. The stock repurchase program expired on December 31, 2025 and was not extended. As of December 31, 2025 we have repurchased $2.1 million of our common stock pursuant to this program. During the years ended December 31, 2025 and 2024 we repurchased 75,457 and 137,086 shares of our common stock, respectively. The program did not obligate us to acquire any particular amount of common stock.

Dividends – We did not pay dividends in the years ended December 31, 2025 and 2024.

9. LEASES

We lease 20,730 rentable square feet at 76 Blanchard Road in Burlington, Massachusetts (the “Leased Space”) which has a term of ten years and six months, which includes a one-time termination right after seven years and six months. The term of the lease commenced on October 1, 2022, the date that the landlord notified us that the planned construction on the Leased Space was substantially complete. The lease provides for an aggregate of $7.5 million of rent payments over the lease term and also provides a renewal option for up to two additional terms of five years each.

The components of lease expense included in the consolidated statements of operations and comprehensive loss are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Operating lease costs	$733	$733

Supplemental cash flow information related to the Company’s operating lease was as follows: cash paid for amounts included in the measurement of operating lease liabilities was $0.7 million for both the years ended December 31, 2025 and 2024. The Company did not obtain any right-of-use assets in exchange for lease liabilities during 2025 or 2024.

Supplemental balance sheet information related to the Company's operating lease was as follows (in thousands):

	As of December 31,
	2025	2024
Operating lease right-of-use assets	$3,642	$3,964

Current portion, operating lease liabilities	676	656
Operating lease liabilities, long term	3,292	3,588
Total operating lease liabilities	$3,968	$4,244

Weighted average remaining lease term (years)	7.3	8.3
Weighted average incremental borrowing rate	10.1%	10.1%

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

Future minimum lease payments for operating leases with initial remaining terms in excess of one year as of December 31, 2025 are as follows:

2026	$708
2027	729
2028	751
2029	773
2030	797
Thereafter	1,881
Total lease payments	5,639
Less implied interest	(1,671)
Total operating lease liabilities	$3,968

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

11. EMPLOYEE BENEFIT PLAN

In 1994, we established a qualified 401(k) Retirement Plan (the “401K Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Our contributions to the 401K Plan are at the discretion of the Board of Directors. Our contributions were $0.4 million and $0.3 million in 2025 and 2024, respectively.

12. NET LOSS PER SHARE

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2025	2024
Stock options	2,390	1,573

Net loss per share is calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2025	2024
Net loss	(5,873)	(4,431)
Shares outstanding:
Weighted-average common shares outstanding	21,183	21,139
Additional dilutive common stock equivalents	—	—
Diluted shares outstanding	21,183	21,139
Net loss per share – basic	$(0.28)	$(0.21)
Net loss per share - diluted	$(0.28)	$(0.21)

13. SUBSEQENT EVENTS

The Company has evaluated subsequent events through March 6, 2026, the date the consolidated financial statements were issued.

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

Evaluation of Changes in Internal Control Over Financial Reporting

In December 2024, our Chief Executive Officer resigned, and our Chief Financial Officer assumed the role of Interim Chief Executive Officer while continuing to serve as Chief Financial Officer. In February 2025, we hired a new Chief Executive Officer, and the Interim Chief Executive Officer stepped down from that role while continuing in his role as Chief Financial Officer. While these leadership transitions represent significant changes in our executive team, we have assessed their impact on our internal control over financial reporting and determined that these changes have not materially affected the design or operation of our internal controls.

We have updated our internal control documentation in light of these organizational changes. We will continue to monitor and update our internal control processes as necessary to ensure their effectiveness.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement that will be delivered to our shareholders in connection with our July 15, 2026 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement that will be delivered to our shareholders in connection with our July 15, 2026 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement that will be delivered to our shareholders in connection with our July 15, 2026 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” in the Proxy Statement that will be delivered to our shareholders in connection with our July 15, 2026 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Independent Accountants” in the Proxy Statement that will be delivered to our shareholders in connection with our July 15, 2026 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a)
Financial Statements and Exhibits:

(b) Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Organization, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

3.2

Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference).

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

10.1*

2021 Employee Stock Purchase Plan, (filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2021 and incorporated herein by reference).

10.2*

Form of Indemnification Agreement for Directors and Officers of Aware, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011 and incorporated herein by reference).

10.3*	2001 Nonqualified Stock Plan (filed as Exhibit 99(d)(4) to the Company’s Schedule TO filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference).

10.4*

Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors prior to May 21, 2008 (filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.5*

Form of Nonqualified Stock Option Agreement under the 2001 Nonqualified Stock Plan for options granted to executive officers and directors from and after May 21, 2008 (filed as Exhibit 10.8 to Company’s Form 8-K on May 22, 2008 and incorporated herein by reference)

10.6*

Form of Unrestricted Stock Award for outside directors of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.1 to Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).

10.7*

Form of Unrestricted Stock Award for officers of Aware under the 2001 Nonqualified Stock Plan (filed as Exhibit 10.2 to Company's Form Current Report on 8-K filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference).

10.8*

Form of Unrestricted Stock Award for executive officers and directors of Aware, Inc. under the 2001 Nonqualified Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013 and incorporated herein by reference).

10.9*

Employment Agreement between Aware, Inc. and Mohamed Lazzouni (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019 and incorporated herein by reference).

10.10*

Aware, Inc. 2025 Executive Bonus Plan (incorporated by reference to Item 5.02 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2025 and incorporated herein by reference).

10.11

Lease dated as of March 1, 2022 by and between 76/80 Burlington Group, LLC and Aware, Inc. (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission and incorporated herein by reference).

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

10.16*

Employment Agreement between Aware, Inc. and David Traverse dated June 1, 2024 filed as Exhibit 10.16 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 13, 2025 and incorporated herein by reference).

10.17*

Employment Agreement between Aware, Inc. and Ajay Amlani dated February 3, 2025 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2025 and incorporated herein by reference).

10.18*

Employment Agreement between Aware, Inc. and Brian Krause dated March 5,2025 filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on May 2, 2025 and incorporated herein by reference).

10.19*

Form of Performance-based Stock Option Agreement under the Aware, Inc. 2023 Equity and Incentive Plan.(filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission and incorporated herein by reference).

10.20*

Amendment to Employment Agreement dated as of March 13, 2025 by and between Aware, Inc. and Ajay K. Amlani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2025 and incorporated herein by reference).

10.21*

Employment Agreement dated as of May 12, 2025 by and between Aware, Inc. and Lona Therrien filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on August 1, 2025 and incorporated herein by reference).

10.22*

Amendment to employment Agreement dated as of June 13, 2025 by and between Aware, Inc. and Ajay K. Amlani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2025 and incorporated herein by reference).

19.1

Aware, Inc. Amended and Restated Insider Trading Policy (filed as Exhibit 19.1to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission and incorporated herein by reference).

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

101

The following financial statements from Aware, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2025 and December 31, 2024; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and December 31, 2024; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025 and December 31, 2024 and (v) Notes to Consolidated Financial Statements.

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
David K. Traverse
Chief Financial Officer
Date: March 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March 2026.

Signature	Title

/s/ Ajay K. Amlani	Chief Executive Officer, President & Director
Ajay K. Amlani	(Principal Executive Officer)

/s/ David K. Traverse	Chief Financial Officer
David K. Traverse	(Principal Financial Officer)

/s/ Gary Evee	Chairman of the Board & Director
Gary Evee

/s/ John S. Stafford, III	Director
John S. Stafford, III

/s/ Brian D. Connolly	Director
Brian D. Connolly
/s/ Brent P. Johnstone	Director
Brent P. Johnstone /s/ Peter Faubert	Director
Peter Faubert