Form 10-Q
period 2026-03-31
AWARE INC /MA/
filed 2026-05-01
CIK 1015739

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2026 was 21,631,302.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART 1. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,576	$7,269
Marketable securities	14,998	15,026
Accounts receivable, net	2,393	3,010
Unbilled receivables, net	1,025	1,348
Prepaid expenses and other current assets	1,503	1,612
Total current assets	24,495	28,265

Property and equipment, net	427	477
Intangible assets, net	1,480	1,569
Goodwill	3,120	3,120
Right of use asset	3,556	3,642
Other long-term assets	122	122
Total assets	$33,200	$37,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$732	$1,045
Accrued expenses	1,115	930
Current portion of operating lease liabilities	681	676
Deferred revenue	4,346	4,854
Total current liabilities	6,874	7,505

Long-term deferred revenue	230	261
Long-term operating lease liabilities	3,210	3,292
Total long-term liabilities	3,440	3,553
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,616,527 as of March 31, 2026 and 21,444,665 as of December 31, 2025	217	215
Additional paid-in capital	101,777	101,510
Accumulated deficit	(79,274)	(75,816)
Accumulated other comprehensive income	166	228
Total stockholders’ equity	22,886	26,137

Total liabilities and stockholders’ equity	$33,200	$37,195

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Software licenses	$1,031	$1,316
Software maintenance	2,068	2,106
Services and other	287	186
Total revenue	3,386	3,608

Costs and expenses:
Cost of revenue	334	173
Research and development	3,223	1,922
Selling and marketing	1,824	1,663
General and administrative	1,655	1,702
Total costs and expenses	7,036	5,460
Operating loss	(3,650)	(1,852)
Interest income	200	261
Loss before provision for income taxes	(3,450)	(1,591)
Provision for income taxes	8	7
Net loss	$(3,458)	$(1,598)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(62)	44
Comprehensive loss	$(3,520)	$(1,554)
Net loss per share – basic	$(0.16)	$(0.08)
Net loss per share – diluted	$(0.16)	$(0.08)
Weighted-average shares – basic	21,593	21,267
Weighted-average shares – diluted	21,593	21,267

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,458)	$(1,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	144
Stock-based compensation	269	180
Allowance for credit losses	23	33
Non-cash lease expense	8	13
Changes in assets and liabilities:
Accounts receivable	595	61
Unbilled receivables	324	(75)
Prepaid expenses and other current assets	92	(441)
Accounts payable	(313)	(146)
Accrued expenses	182	(483)
Deferred revenue	(538)	(628)
Net cash used in operating activities	(2,677)	(2,940)

Cash flows from investing activities:
Purchases of property and equipment	—	(45)
Purchase of marketable securities	(1,266)	(2,730)
Sale of marketable securities	1,250	1,250
Net cash used in investing activities	(16)	(1,525)

Cash flows from financing activities:
Repurchase of common stock	—	(53)
Net cash used in financing activities	—	(53)

Decrease in cash and cash equivalents	(2,693)	(4,518)
Cash and cash equivalents, beginning of period	7,269	12,972
Cash and cash equivalents, end of period	$4,576	$8,454

Supplemental disclosure: Cash paid for income taxes	$—	$7

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2026
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity

Balance at December 31, 2025	21,445	$215	$101,510	$(75,816)	$228	$26,137

Issuance of unrestricted stock	172	2	(2)	—	—	—
Stock-based compensation expense	—	—	269	—	—	269
Other comprehensive loss	—	—	—	—	(62)	(62)
Net loss	—	—	—	(3,458)	—	(3,458)

Balance at March 31, 2026	21,617	$217	$101,777	$(79,274)	$166	$22,886

	For the Three Months Ended
	March 31, 2025
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity

Balance at December 31, 2024	21,097	$211	$100,377	$(69,943)	$251	$30,896

Issuance of unrestricted stock	70	—	—	—	—	—
Stock-based compensation expense	—	—	180	—	—	180
Repurchase of common stock	(34)	—	(53)	—	—	(53)
Other comprehensive income	—	—	—	—	44	44
Net loss	—	—	—	(1,598)	—	(1,598)

Balance at March 31, 2025	21,133	$211	$100,504	$(71,541)	$295	$29,469

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2025 in conjunction with our 2025 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive loss, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2026, and of operations and cash flows for the interim periods ended March 31, 2026 and 2025.

The results of operations for the interim periods ended March 31, 2026 are not necessarily indicative of the results to be expected for the year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. During the quarter ended March 31, 2026, the Company revised the presentation of subscription-based SaaS revenue to classify it within services and other revenue rather than software maintenance revenue. Accordingly, $47 thousand of revenue for the three months ended March 31, 2025, has been reclassified to conform with presentation.

In addition, $0.1 million of amortization expense related to acquired intangible assets has been reclassified from cost of revenue to general and administrative expense for the three months ended March 31, 2025.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for the Company’s fiscal year ended December 31, 2025 and has been adopted in these consolidated financial statements. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

We categorize revenue as software licenses, software maintenance, or services and other revenue, which includes SaaS subscription arrangements. Revenue from software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. We recognize software maintenance revenue and revenue from SaaS subscription arrangements over time on a straight-line basis over the contract period. Services revenue is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met. Other revenue also includes hardware sales that may be included in a software license, is recognized at a point in time upon delivery provided all other revenue recognition criteria are met.

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

The amount of consideration is typically not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. During the three month period ended March 31, 2026 and 2025, none of our contracts contained a significant financing component.

Revenue from Software as a Service (“SaaS”) contracts is recognized ratably over the subscription period in accordance with the terms of the customer agreement. For the three months ended March 31, 2026 and 2025, we recognized $148 thousand and $47 thousand, respectively, in SaaS revenue. SaaS revenue is included in services and other revenue in the consolidated statements of operations.

Cost of revenue associated with each category of revenue may include internal engineering labor, third-party contractors, software license fees, and hardware costs.

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer, who is our CODM. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$1,649	$1,820
United Kingdom	432	$558
Turkey	332	399
Rest of World	973	831
	$3,386	$3,608

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended March 31,
	2026	2025
Goods or services transferred at a point in time	$1,044	$879
Goods or services transferred over time	2,342	2,729
	$3,386	$3,608

Revenue by contract type was (in thousands):

	Three Months Ended March 31,
	2026	2025
License and service contracts	$2,464	$2,914
Subscription-based contracts	922	694
	$3,386	$3,608

Revenue from subscription-based contracts include revenue that may be recognized at a point in time or over time and be part of a fixed fee and or minimum guaranteed fee as well as fees earned and allocated to software maintenance.

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

The following tables present changes in our contract assets and liabilities during the three months ended March 31, 2026 and 2025 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2026
Contract assets:
Unbilled receivables	$1,348	$765	$(1,088)	$1,025

Three months ended March 31, 2025
Contract assets:
Unbilled receivables	$1,080	$786	$(711)	$1,155

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended March 31, 2026
Contract liabilities:
Deferred revenue	$5,115	$1,529	$(2,068)	$4,576

Three months ended March 31, 2025
Contract liabilities:
Deferred revenue	$5,163	$1,525	$(2,153)	$4,535

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or for which goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of March 31, 2026, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $0.2 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $4.6 million and $7.3 million as of March 31, 2026 and December 31, 2025, respectively. Marketable securities, which consists of U.S. Treasuries, were $15.0 million as of March 31, 2026 and December 31, 2025. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at March 31, 2026 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$4,046	$—	$—	$4,046
Marketable securities	14,998	—	—	14,998
Total assets	$19,044	$—	$—	$19,044

	Fair Value Measurement at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$5,881	$—	$—	$5,881
Marketable securities	15,026	—	—	15,026
Total assets	$20,907	$—	$—	$20,907

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2026:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,832	$178	$(12)	$14,998
	$14,832	$178	$(12)	$14,998

	December 31, 2025:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,798	$228	$—	$15,026
	$14,798	$228	$—	$15,026

Note 4 – Intangible Assets

Intangible assets and their estimated useful lives as of March 31, 2026 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(1,372)	$1,308
Developed technology	5 and 7 years	710	(542)	168
Trade name / trademarks	3 and 7 years	30	(26)	4
		$3,420	$(1,940)	$1,480

During each of the three months ended March 31, 2026 and 2025, we recorded $0.1 million of intangible assets amortization expense. We expect to record amortization expense for the remainder of 2026 and each subsequent year and thereafter as follows (in thousands):

2026	$267
2027	355
2028	338
2029	174
2030	174
Thereafter	172
$1,480

As of March 31, 2026, we had $3.1 million of goodwill. During the three months ended March 31, 2026, we identified a triggering event due to a decline in market capitalization and continued operating losses and, as a result, performed an interim quantitative goodwill impairment test. Based on this analysis, we determined that the fair value of the reporting unit exceeded its carrying value and no impairment of goodwill was recorded as of March 31, 2026.

Note 5 – Restructuring Charges

In March 2026, the Company implemented a cost saving plan to better align its cost structure with current business needs. As a result, the Company recognized approximately $0.7 million of one-time severance during the three months ended March 31, 2026, consisting primarily of employee severance and related benefits.

As of March 31, 2026, approximately $0.7 million of these costs remained accrued and are expected to be paid within the next twelve months.

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

Note 7 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	49	42
Selling and marketing	11	9
General and administrative	209	129
Stock-based compensation expense	$269	$180

Stock Options - On January 17, 2024, our stockholders approved the Aware Inc. 2023 Equity and Incentive Plan (the “2023 Plan”). Following approval of the 2023 Plan, we ceased making awards under our previous 2001 Nonqualified Stock Plan (as amended, the “2001 Plan”).

During the three months ended March 31, 2026, the Company granted stock options to purchase an aggregate of 10,000 shares of common stock under the 2023 Equity and Incentive Plan. The stock options granted in the three months ended March 31, 2026 were granted as incentive stock options.

During the three months ended March 31, 2025, the Company granted stock options to purchase an aggregate of 1,165,197 shares of common stock under the 2023 Equity and Incentive Plan. Of the total stock options granted in the three months ended March 31, 2025, 327,840 options were granted as incentive stock options and 837,357 as non-qualified stock options.

No stock options were exercised in either period.

The stock options granted during the three months ended March 31, 2025 included 105,000 incentive stock options to a hired executive officer and 1,060,197 options, comprising both incentive and non-qualified options granted to Ajay Amlani, in connection with his appointment as the Company’s Chief Executive Officer. Within the grant to Mr. Amlani, 848,157 options were subject to time-based vesting, with 25 percent vested on the one-year anniversary of the grant date and the remaining 75 percent vesting in 36 equal monthly installments thereafter, subject to Mr. Amlani's continued service. The remaining 212,040 options granted to Mr. Amlani were performance-based and divided equally between two tranches. The first tranche was eligible to vest if certain minimum thresholds for bookings growth for 2025 were achieved, with incremental vesting for higher levels of growth up to a maximum threshold. The second tranche is subject to similar performance conditions based on year-over-year bookings growth in 2026. In both cases, Mr. Amlani must remain in service through December 31 of the applicable performance year for any shares to vest. Expense recognition for the option grant is based on the fair value on the grant date and reflects management’s assessment of the probability of achieving the specified performance conditions. Expense is recognized over the requisite service period and is adjusted for changes in the probability of achievement, as necessary. During 2025, the performance condition for the 2025 tranche was not achieved and the related performance-based options were cancelled. Any compensation expense previously recognized for that tranche was reversed during 2025. Compensation expense related to the 2026 tranche, will be recognized over the applicable service period in 2026 if performance conditions are met.

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

We granted 217,354 restricted stock units to directors, officers, and employees during the three months ended March 31, 2026. These restricted stock units are scheduled to vest in two installments of

108,677 shares shortly after June 30, 2026 and December 31, 2026, respectively. No restricted stock units were forfeited during the quarter.

We granted 411,867 restricted stock units to directors, officers, and employees during the three months ended March 31, 2025. Of these, 245,638 restricted stock units vested in two installments of 122,495 shares and 122,496 shares shortly after June 30, 2025 and December 31, 2025, respectively. In addition, 166,229 restricted stock units were granted on March 13, 2025 to Mr. Amlani in connection with an amendment to his employment agreement. The amendment provided that 80% of Mr. Amlani's CEO’s base salary for the period from March 16, 2025 through December 31, 2025 was paid in restricted stock units. The award represented the right to receive 166,229 shares vested in nine equal monthly installments beginning on April 16, 2025 and continuing on the 16th of each month through December 16, 2025. No restricted stock units were forfeited during the quarter.

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. As of March 31, 2025 we had repurchased $2.1 million of our common stock pursuant to this program. During the three months ended March 31, 2025 we purchased 34,437 common stock. The program did not obligate us to acquire any particular amount of common stock. As of December 31, 2025 the plan expired. We did not repurchase any shares of our common stock during the three months ended March 31, 2026.

Note 8 – Income Taxes

During the three months ended March 31, 2026 and 2025, we recorded an income tax provision of $8,000 and $7,000, respectively.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2026 and December 31, 2025, we have a full valuation allowance recorded against our net deferred tax assets.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this Quarterly Report on Form 10-Q contains forward‑looking statements that involve substantial risks and uncertainties. You can identify these statements by forward‑looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward‑looking” information. However, we may not be able to predict future events accurately. The risk factors listed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward‑looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our business.

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

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance. The comparisons below reflect certain reclassifications described in more detail in Note 1 to the consolidated financial statements

Revenue and operating loss for the three months ended March 31, 2026 were $3.4 million and $3.7 million, respectively. These results compared to revenue of $3.6 million and operating loss of $1.9 million for the three months ended March 31, 2025. The decrease in revenue was primarily due to lower software license revenue. The increase in operating loss was primarily due to lower revenue, one-time severance costs in the current quarter of $0.7 million and a $0.6 million increase in salary-related expenses resulting from additional headcount hired in 2025. These severance costs relate to workforce reduction actions taken during the quarter as part of our efforts to align our cost structure with current business conditions. These actions are expected to reduce operating expenses in future periods.

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

Software license revenue decreased 22% from $1.3 million in the three months ended March 31, 2025 to $1.0 million for the three months ended March 31, 2026. As a percentage of total revenue, software license revenue decreased from 36% in the first quarter of 2025 to 30% in the current year quarter. The $0.3 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales due to a decrease in one-time license deals in the current quarter.

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

Software maintenance was $2.1 million in each of the three months ended March 31, 2026 and 2025. As a percentage of total revenue, software maintenance revenue increased from 58% in the first quarter of 2025 to 61% in the current year first quarter. Prior period amounts have been reclassified to conform to the current period presentation. See Note 1 to the consolidated financial statements for additional information regarding these reclassifications.

Services and other revenue. Services and other revenue consists of fees we charge to perform software development, integration, installation, customization, and other professional services, as well as subscription-based SaaS offerings and hardware included with certain software licenses. Similar to software license revenue, services revenue depends on our ability to win biometrics systems projects either directly with end user customers or in conjunction with channel partners. SaaS revenue reflects recurring subscription fees for access to our biometric software solutions.

Services and other revenue may fluctuate based on the timing of commencement and completion of customer projects, the mix of professional services and subscription-based arrangements, and the timing of hardware delivered in connection with software licenses.

Services and other revenue increased 54% from $0.2 million in the three months ended March 31, 2025 to $0.3 million in the three months ended March 31, 2026. As a percentage of total revenue, services and other revenue increased from 5% in the three months ended March 31, 2025 to 8% in the current year period. The increase was primarily due to growth in SaaS revenue, which increased from $47 thousand in the three months ended March 31, 2025 to $0.1 million in the current year first quarter. The increase in SaaS revenue reflects expansion of subscription-based customer arrangements. Prior period amounts have been reclassified to conform to the current period presentation. See Note 1 to the consolidated financial statements for additional information regarding these reclassifications.

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

Cost of revenue increased 93% from $0.2 million in the three months ended March 31, 2025 to $0.3 million in the three months ended March 31, 2026. Cost revenue as a percentage of total revenue increased from 5% in the first quarter of 2025 to 10% in the current year first quarter. The $0.1 million increase was the result of increased software license costs. Prior period amounts have been reclassified to conform to the current period presentation. See Note 1 to the consolidated financial statements for additional information regarding these reclassifications.

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

Research and development expense. Research and development expense consists of costs for: i) engineering personnel, including salaries, stock-based compensation, fringe benefits, and facilities; ii) engineering consultants and contractors, and iii) other engineering expenses such as supplies, equipment depreciation, dues and memberships and travel. Engineering costs incurred to develop our technology and products are classified as research and development expense. As described in the cost of revenue section, engineering costs incurred to provide engineering services for customer projects are classified as cost of revenue, and are not included in research and development expense.

The classification of total engineering costs to research and development expense and engineering costs to perform customer services included in cost of revenue was (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expense	$3,223	$1,922
Engineering costs allocated to cost of revenue	50	91
Total engineering costs	$3,273	$2,013

Total engineering costs increased 62% from $2.0 million in the three months ended March 31, 2025 to $3.3 million in the three months ended March 31, 2026. As a percentage of total revenue, total engineering costs increased from 56% in the three months ended March 31, 2025 to 97% in the same current year quarter.

The spending increase for the three months ended March 31, 2026 compared to the same prior year period was primarily due to one-time severance costs of $0.6 million including the termination of our chief technology officer and $0.7 million increase in salary related costs in relation to additional headcount hired in 2025. We anticipate engineering expenses to decrease during the remainder of 2026 as we focus on strategic product development initiatives.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense increased 10% from $1.7 million in the three months ended March 31, 2025 to $1.8 million in the same three month period of 2026. As a percentage of total revenue, selling and marketing expense increased from 45% in the first quarter of 2025 to 49% in the corresponding period in 2026.

The spending increases for the three months ended March 31, 2026, compared to the same period in the prior year was primarily due to one time severance cost of $0.1 million and $0.1 million related to higher headcount hired in 2025.

We expect selling and marketing expense to decrease during the remainder of 2026 as we focus on strategic product development initiatives.

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

General and administrative expense was $1.7 million for each of the three months ended March 31, 2026 and 2025. As a percentage of total revenue, general and administrative expense was 47% in the first quarter of 2025 and 49% in the corresponding period of 2026. Prior period amounts have been reclassified to conform to the current period presentation. See Note 1 to the consolidated financial statements for additional information regarding these reclassifications.

Fluctuations in general and administrative expenses are expected depending on specific activities in a period.

Interest Income. Interest income was $0.2 million and $0.3 million in the three months ended March 31, 2026 and 2025, respectively. The decrease in interest income in the three months ended March 31, 2026 was primarily the result of lower average cash balances during the current year period.

We expect interest income to decrease slightly over the remainder of 2026 due to a lower projected average cash balance.

Income taxes. Total income tax expense was $8 thousand and $7 thousand for the three months ended March 31, 2026 and 2025, respectively. The income tax expense relates to state income taxes.

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

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2026 and December 31, 2025, we recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

At March 31, 2026, we had cash, cash equivalents and marketable securities of $19.6 million, which represented a decrease of $2.7 million from December 31, 2025. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of $2.7 million of cash used in operating activities.

Cash used in investing activities was sixteen thousand in the first three months of 2026, which primarily consisted of net purchases of marketable securities.

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

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements in Item 1.

ITEM 4: Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2026.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended March 31, 2026. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 5: Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Exhibit 10.1

Letter Agreement dated as of March 10, 2026, by and between Aware, Inc. and Mohamed Lazzouni (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2026, and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, ii) Consolidated Statements of Operations and Comprehensive Loss for the Three and Months Ended March 31, 2026 and 2025 iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 iv) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	May 1, 2026	By:	/s/ Ajay K. Amlani
Ajay K. Amlani
Chief Executive Officer & President

Date:	May 1, 2026	By:	/s/ David K. Traverse
David K. Traverse
Chief Financial Officer

2