Form 10-K/A
period 2025-12-31
AWARE INC /MA/
filed 2026-05-26
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the registrant's common stock as of May 19, 2026 was 21,646,077.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed on March 6, 2026 (the “Original Filing”) by Aware, Inc. (“Aware”, “we”, “us”, “our”, or the “Company”). We are filing this Amendment to include the information required by Part III of Form 10-K as our definitive proxy statement was not filed within 120 days of the end of our fiscal year ended December 31, 2025.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing, and accordingly, should be read in conjunction with the Original Filing. The Original Filing continues to speak as of the date of its original filing, and this Amendment does not reflect events occurring after that date or modify or update any disclosures therein. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table provides information regarding Aware’s directors and executive officers as of May 15, 2026:

Name	Age	Position
Ajay K. Amlani	52	Chief executive officer, president and director
Gary Evee (1)(2)(3)(4)	54	Chairman and Director
Brian D. Connolly (2)(3)(4)	56	Director
Peter R. Faubert (2) (4)	55	Director
Brent P. Johnstone (1)(3)(4)	55	Director
Brian Krause	48	Chief revenue officer
John S. Stafford, III (1)(3)(4)	56	Director
Lona Therrien	53	Chief marketing officer
David K. Traverse	51	Chief financial officer

(1)
Member of the executive committee
(2)
Member of the audit committee
(3)
Member of the compensation committee
(4)
Member of the nominating and corporate governance committee

In October 2024, the Board of Directors initiated a leadership transition process as part of its ongoing strategic planning. Robert Eckel, our then-Chief Executive Officer, stepped down from the role effective December 31, 2024. During the interim period, David Traverse, our Chief Financial Officer, served as Interim CEO while the Board conducted an executive search. Following the conclusion of this process, the Board appointed Ajay Amlani as President and Chief Executive Officer, effective February 3, 2025.

Gary Evee has been a director of Aware since February 2021 and has served as Chairman of the Board since April 2025. Since December 2024, Mr. Evee has served as Chief Executive Officer of Aprivè, a company he founded. From January 2018 through 2024, Mr. Evee served as Chief Executive Officer of Evee Consulting Group, a cybersecurity and technology consulting firm advising enterprise clients on risk management and digital transformation. Earlier in his career, Mr. Evee spent 22 years at IBM in progressively senior leadership roles, including Director of Worldwide Mobile Security and Director of IBM Security Worldwide Customer Success and Sales Operations from September 1995 to January 2017. In these roles, he led global teams responsible for scaling IBM’s security and mobile portfolios across enterprise markets, with accountability for go-to-market strategy, customer success and revenue growth. He has over 25 years of information technology experience.

Mr. Evee currently serves on the board of Associated Industries of Massachusetts and as a trustee of Dedham Savings Bank, Charlesbridge Holding Company and Mass Insight. He holds a B.A. in Political Science from Hampton University. Our Board benefits from Mr. Evee’s extensive experience as a technology executive and entrepreneur and his deep expertise in cybersecurity.

Brent P. Johnstone has been a director of Aware since May 2012 and served as chairman from March 2019 to March 2025. Since December 2025, Mr. Johnstone has served as Managing Director at Multichannel Partners, a company supporting brands in their brick-and-mortar and e-commerce efforts. He also serves as managing partner at Bram Capital Partners, a private investment firm which he co-founded in 2022. Additionally, he continues as managing director for Quarry Capital Management LLC, a private investment firm which he co-founded in 2005 and Manager of BPS Distribution Growth Holdings, a firm founded in 2019 to invest in companies that offer analytics software, services, and training. Mr. Johnstone also is an advisor to ActVantage, L.P., an analytics software and advisory firm which he co-founded in 2019. Mr. Johnstone served as CEO of Royal Pet Supplies, a portfolio company of Quarry Capital Management, from June 2010 to June 2012. Mr. Johnstone has also served as a board member of Royal Pet Supplies, Inc. since March 2009. Prior to Quarry Capital Management LLC, Mr. Johnstone served as a vice president in the investment management division at Thomson Financial from 2003 to 2005. From

2002 to 2003, Mr. Johnstone served as general manager of TheMarketsPro at TheMarkets.com. Prior to TheMarkets.com, Mr. Johnstone co-founded and launched BulldogResearch.com, a financial website. Prior to co-founding BulldogResearch.com, Mr. Johnstone worked in private client services at Lehman Brothers from 1998 to 1999 and worked as a strategic marketing associate at SystemSoft Corporation from 1995 to 1996. Prior to SystemSoft, Mr. Johnstone worked in investment banking in Morgan Stanley’s real estate and technology corporate finance teams from 1993 to 1995. Mr. Johnstone received a B.A. from Harvard College and an M.B.A. from the Harvard Business School. Our board benefits from Mr. Johnstone’s over 25 years’ experience in the investment and financial services industries and his expertise in finance.

Brian D. Connolly has served as a director of Aware since January 2012. Mr. Connolly is currently Co-Chief Investment Officer for Millstreet Capital Management LLC, an investment firm which he co-founded in 2010. Prior to Millstreet Capital Management LLC, Mr. Connolly served as a senior analyst at Regiment Capital Advisors, LP from 2005 to 2008. From 2000 to 2005, Mr. Connolly served as a research analyst at Fidelity Management & Research Company. Mr. Connolly received a B.A. from Harvard University and an M.B.A. from the Massachusetts Institute of Technology Sloan School of Management. Our board benefits from Mr. Connolly’s over 20 years of experience in the financial services and investing field and his expertise in finance.

Ajay K. Amlani has served as director of Aware since February 2025, when he was also appointed as Aware's chief executive officer and president. Mr. Amlani, previously served as Head of the Americas at iProov Ltd., a digital identity company based in London, from August 2022 through January 2025. Prior to that position, from September 2021 through August 2022, he was Chief Strategy Officer and General Manager of the Digital Identity Business Unit at Credence Management Solutions LLC, a provider of management consulting, engineering, and technology services to federal agencies and commercial clients. From August 2019 through April 2021, Mr. Amlani served as Senior Vice President Corporate Strategy and Development and General Manager of Commercial Business at IDEMIA Identity & Security USA LLC, a biometric identification and security company. Mr. Amlani is also a Senior Advisor at Chertoff Group, LLC where he has worked with U.S. counterterrorism and Department of Defense leaders since October 2022. Mr. Amlani served in the U.S. government between 2016 and 2019, first under Secretary of Defense Ash Carter and then under Secretary James Mattis, to launch the Defense Innovation Unit, a Silicon Valley-based unit of the Department of Defense established to modernize the U.S. military with better technology. Mr. Amlani cofounded Verified Identity Pass, the original company that went on to become Clear Secure, Inc., which now serves millions of Americans with airport fast-line and identity verification services, and YOU Technology, a mobile-first, retailer-focused identity and loyalty platform. Mr. Amlani received a B.S. in engineering and a MBA from the University of Michigan. Our board benefits from Mr. Amlani's extensive experience in the biometric identification field in both commercial and governments settings.

Peter R. Faubert has been a director of Aware since March 2020. Since June 2024, Mr. Faubert has served as Chief Financial Officer of MK Systems USA, Inc., a global media technology company. He brings over 20 years of extensive finance leadership for public and private software companies that focused on security technology, video service providers, mobility, gaming and enterprise computing. Previously, from May 2022 to May 2025, Mr. Faubert served as Chief Financial Officer of Vecna Robotics, Inc., an intelligent material handling automation company. Prior to Vecna Robotics, Inc. he was Senior Vice President of Finance from November 2021 to January 2022 and Chief Financial Officer, Treasurer and Secretary from October 2019 to November 2021 of Evolv Technology. Prior to Evolv Technology, Mr. Faubert served as Chief Financial Officer, Senior Vice President and Treasurer of SeaChange International, Inc. from July 2016 to October 8, 2019, and from February 2019 to April 2019, served in the Office of the CEO. Mr. Faubert served as Chief Financial Officer of This Technology, Inc. from December 2013 to August 2015 when This Technology was acquired by Comcast Corporation (“Comcast”). Mr. Faubert provided consulting services to Comcast until June 2016. Prior to This Technology, Mr. Faubert served as Chief Financial Officer and Treasurer of Vision Government Solutions, Inc. from October 2012 to December 2013, Chief Financial Officer of JNJ Mobile (MocoSpace) from February 2009 to July 2012 and Chief Financial Officer and Treasurer at Turbine, Inc. from August 2005 to January 2009. Mr. Faubert is also a Certified Public Accountant. Mr. Faubert received a Bachelor’s Degree in accounting from Northeastern University. Our board benefits from Mr. Faubert’s over 15 years as a chief financial officer and senior finance professional in addition to his experience with several high technology companies.

Brian Krause has served as chief revenue officer of Aware since March 2025. Prior to assuming his role at Aware, Mr. Krause served as Managing Director, North America for Incode Technologies, Inc., a global digital identity technology company from October 2023 to February 2025. Prior to that, Mr. Krause held the position of Vice President of Global Revenue at Veriff Inc., a digital identity verification technology provider, where he had full responsibility for end-to-end revenue from July 2021 to October 2023. Mr. Krause received a B.S. in Accounting and Finance from Bridgewater State University and MBA from Boston University.

John S. Stafford, III has served as a director of Aware since January 2011. Since 2001, Mr. Stafford has served as Chief Executive Officer of Ronin Capital, LLC, a registered broker dealer with proprietary trading operations encompassing equity, fixed income and derivative securities. Since 2012, Mr. Stafford has served as Chief Executive Officer of Ronin Trading LLC, a non-registered entity with proprietary trading operations in various financial instruments. Mr. Stafford has also previously served as a board member of Xencor, Inc. Mr. Stafford has also made investments in over 40 private companies and has served as a board member on several of these companies. Our board benefits from Mr. Stafford’s investing experience, his experience as a member of other boards of directors, and the fact that, as one of our significant stockholders, his and our stockholders’ interests in the success of Aware are aligned.

Lona Therrien. has served as Chief Marketing Officer of Aware, Inc. since May 2025. Prior to joining Aware, Ms. Therrien served as Chief Marketing Officer at ExtraHop from November 2022 to January 2025, where she led strategic marketing initiatives, including a company-wide rebrand and significant contributions to pipeline and bookings growth. Earlier, Ms. Therrien held senior marketing leadership roles at Cybereason from March 2021 to October 2022, where she oversaw global marketing communications and thought leadership programs, and at Mimecast (NASDAQ: MIME) from June 2016 to February 2021, where she directed global corporate communications. She also held roles of increasing responsibility at RSA Security, Symantec and @stake. Ms. Therrien brings over 15 years of experience in strategic marketing leadership within the cybersecurity industry, with a focus on driving growth, building high-performing teams and executing effective go-to-market strategies. She has been recognized as one of the Top 50 Women Chief Marketing Officers of 2024. She holds a B.A. in Communications from the University of Georgia and an M.A. in Communications from Miami University.

David K. Traverse. has served as chief financial officer since June 2024. Mr. Traverse, previously served as the interim chief executive officer from January 2025 to February 2025, principal financial officer from October 2023 to June 2024 and as the Company’s Corporate Controller from April 2020 to October 2023. Mr. Traverse has an extensive background in Finance and Public Accounting. Most recently, prior to joining the Company, Mr. Traverse was Vice President and Corporate Controller at SeaChange International from November 2018 through April 2020 and Vice President Finance and Chief Financial Officer at Artel Video Systems from October 2015 to October 2018. Mr. Traverse has also worked as a Certified Public Accountant at several public accounting firms. Mr. Traverse received a Bachelor of Science in Accounting from the University of Massachusetts Lowell.

Board Committees

During 2025, our board of directors met three times and took 11 actions by written consent. No incumbent director attended fewer than 75% of the total number of meetings held by the board and committees of the board on which he served. We have a compensation committee, an audit committee, an executive committee, and a nominating and corporate governance committee.

Executive Committee. Our executive committee is currently composed of Gary Evee, Brent P. Johnstone and John S. Stafford, III. The executive committee has all of the powers of the board of directors except the power to: change the number of directors or fill vacancies on the board of directors; elect or fill vacancies in the offices of president, treasurer or secretary; remove any officer or director; amend our by-laws; change our principal office; authorize the payment of any dividend or distribution to our stockholders; authorize our reacquisition of capital stock for value; or authorize a merger. The executive committee did not meet in 2025.

Compensation Committee. Our compensation committee is currently composed of four independent directors, Brian D. Connolly, who serves as chairman, Gary Evee, John S. Stafford, III and Brent P. Johnstone. In 2025, the compensation committee held one meeting and took one action by written consent. In March 2004, our board of directors adopted a Compensation Committee Charter, which it amended in March 2019. The Compensation Committee Charter, as amended, is available on our website at www.aware.com.

Audit Committee. Our audit committee is currently composed of Peter R. Faubert, who serves as chairman, Brian D. Connolly and Gary Evee, all of whom are independent under the rules of the Nasdaq Stock Market. Our board of directors has determined that Mr. Faubert is an audit committee financial expert under Securities and Exchange Commission rules. In 2025, the audit committee met four times. In March 2004, our board of directors adopted an Audit Committee Charter, which it amended in March 2019 and December 2023. The Audit Committee Charter, as amended, is available on our website at www.aware.com.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee is currently composed of five independent directors: Gary Evee who serves as chairman, Brent P. Johnstone, Brian D. Connolly, Peter R. Faubert and John S. Stafford III. In 2025, the nominating and corporate governance did not meet and conducted its business by means of unanimous written consents. In March 2004, our board of directors adopted a Nominating and Corporate Governance Committee Charter, which it amended in March 2019. The Nominating and Corporate Governance Committee Charter, as amended, is available on our website at www.aware.com.

The nominating and corporate governance committee, in consultation with our president and chief executive officer, identifies and reviews candidates for our board of directors and recommends to our full board candidates for election to our board. In selecting new directors, the committee considers any requirements of applicable law or listing standards, a candidate’s strength of character, judgment, business experience and specific area of expertise, factors relating to the composition of the board (including its size and structure), principles of diversity, and such other factors as the committee shall deem appropriate.

From time to time, the nominating and corporate governance committee reviews the appropriate skills and characteristics required of board members in the context of the current make-up of the board, including such factors as business experience, diversity, and personal skills in technology, finance, marketing, international business, financial reporting and other areas that contribute to an effective board.

The nominating and corporate governance committee, in consultation with our president and chief executive officer, considers and recruits candidates to fill positions on the board, including as a result of the removal, resignation or retirement of any director, an increase in the size of the board or otherwise. The committee also reviews any candidate recommended by our stockholders in light of the committee’s criteria for selection of new directors. Stockholders may make nominations for the election of directors by delivering notice in writing to the Secretary of Aware not less than 60 days nor more than 90 days prior to any meeting of the stockholders called for the election of directors. As part of this responsibility, the committee is responsible for conducting, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the board and such candidate’s compliance with the independence and other qualification requirements established by the committee or imposed by applicable law or listing standards. The committee also develops and recommends to the Board governance principles applicable to the Company and is responsible for leading an annual review of the performance of both the Board as a whole and its individual members. The annual Board review took place in November 2025.

Code of Ethics

We have adopted a code of ethics that applies to all employees, officers and directors. The code of ethics also contains special ethical obligations which apply to employees with financial reporting responsibilities, including our principal executive officer, principal financial officer and principal accounting officer. Our code of ethics includes, among other things, provisions covering compliance with laws and regulations, conflicts of interest, insider trading, proper use of our assets, confidentiality, discrimination and harassment, accounting and record keeping, the reporting of illegal or unethical behavior, enforcement of the code of ethics and discipline for violations of the code of ethics. Our code of ethics is available on our website at www.aware.com. Any waiver of any provision of the code of ethics granted to an executive officer or director may only be made by the board of directors and will be promptly disclosed on our website at www.aware.com.

Insider Trading Policy

We have also adopted an Amended and Restated Insider Trading Policy that applies to all employees, officers and directors governing the purchase, sale, and/or other dispositions of our securities, designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, as well as persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Regulations of the Securities and Exchange Commission require these executive officers, directors and stockholders to furnish Aware with copies of all Section 16(a) forms they file.

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to us with respect to 2025, or written representations that Form 5 was not required for 2025, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner except for one Form 4 filed by Brian Krause on May 13, 2025, reporting the purchase of 5,000 shares of our common stock on March 8, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation earned for services rendered to Aware, Inc. in all capacities for the fiscal years ended December 31, 2025 and 2024 by (i) each person who served as our principal executive officer during the year needed December 31, 2025, (ii) our two other most highly compensated executive officers, and (iii) up to two additional individuals who would have been among the most highly compensated executive officers but for the fact that they were not serving as executive officers at the end of the fiscal year. During 2025, David Traverse served as Interim Chief Executive Officer from January 1, 2025 through February 3, 2025, and resumed the role of Chief Financial Officer thereafter. Ajay Amlani was appointed Chief Executive Officer effective February 3, 2025. The individuals listed below are referred to as our “named executive officers” or “NEOs.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Award ($) (2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Ajay Amlani (5)	2025	111,110	881,751	833,664	—	221	1,826,746
Chief Executive Officer, President & Director
David Traverse (6)	2025	245,830	15,492	—	—	9,920	271,242
Chief Financial Officer	2024	223,780	12,720	81,110	—	9,963	327,573
Mohamed Lazzouni (7)	2025	311,469	—	—	—	11,294	322,763
Chief Technology Officer	2024	303,908	—	121,665	31,865	11,386	468,825
Brian Krause (8)	2025	246,667	—	80,829	—	9,394	336,890
Chief Revenue Officer

(1)
Represents the dollar amount of expense recognized for financial statement reporting purposes attributable to unrestricted stock awards in accordance with ASC 718.
(2)
Represents the aggregate grants date fair value, computed using the Back-Scholes option pricing model in accordance with ASC 718, of options granted during each year, excluding the impact of estimated forfeitures related to service-based vesting conditions.

On January 17, 2024, our stockholders approved a stock option exchange program (the “Exchange Offer”) pursuant to which eligible employees, primarily consisting of options (the “Eligible Options”) for replacement stock options with modified terms it expired on February 20, 2024. Pursuant to the Exchange Offer, our named executive officers elected to exchange Eligible Options as set forth in the table below.

The exercise price per share of the New Options granted pursuant to the Exchange Offer was $2.21 per share. Each New Option vested and became exercisable, with respect to 50% of the shares of common stock underlying such New Option on the first anniversary of the grant date and, with respect to the remaining shares of common stock underlying such New Option, in twelve equal monthly installments thereafter, subject to the continuous service of the holder. The other terms and conditions of the New Options are governed by the terms and conditions of the 2023 Plan and the nonstatutory stock option agreements entered into thereunder. There was no incremental fair value for the New Options.

The assumptions made to determine the value of these awards are set forth in Note 8 of our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 13, 2025

Name	Eligible Options Surrendered (#)	New Options Granted (#)
Robert A. Eckel	1,450,000	619,000
Mohamed Lazzouni	375,000	157,873
David Traverse	100,000	44,000

(3)
Amounts represent cash incentive compensation earned under the Company’s annual incentive plan based on performance for the applicable fiscal year.
(4)
Amounts include, as applicable, employer contributions to retirement plans, health and welfare benefits, severance payments, and other perquisites. Additional detail regarding amounts in this column for 2025 is provided below.

Name	401(k) Matching Contributions ($)	Group Term Life Insurance Premiums ($)
Mr. Amlani	—	221
Mr. Traverse	9,429	491
Mr. Lazzouni	8,095	1,842
Mr. Krause	9,000	394

(5)
Mr. Amlani was appointed Chief Executive Officer effective February 3, 2025.
(6)
Mr. Traverse served as Interim Chief Executive Officer from January 1, 2025 through February 3, 2025, and resumed the role of Chief Financial Officer thereafter.
(7)
Mr. Lazzouni's employment with the Company was terminated on March 6, 2026.
(8)
Mr. Krause was appointed Chief Revenue Officer effective February 6, 2025.

2025 Executive Bonus Plan

On May 9, 2025, the Compensation Committee of our board of directors (the “Compensation Committee”) approved the Aware, Inc. Executive Bonus Plan for 2025 (the “2025 Plan”) and established performance goals and target bonuses thereunder.

Pursuant to the 2025 Plan, each of our named executive officers was eligible to receive a bonus based upon the achievement of certain Company-wide financial performance goals, as determined by the Compensation Committee. Unlike the prior year, the 2025 Plan did not include individualized operational goals, and all bonus opportunities were based solely on Company performance.

Under the 2025 Plan, Mr. Amlani was eligible to receive a target bonus of $183,333, Mr. Krause was eligible to receive a target bonus of $100,000, Mr. Lazzouni was eligible to receive a target bonus of $156,245, and Mr. Traverse was eligible to receive a target bonus of $94,760.

The performance goals under the 2025 Plan were based on the Company’s achievement of revenue, bookings growth and EBITDA targets for 2025 (the “2025 Performance Goals”). The 2025 Performance Goals were weighted as follows: revenue (60%), bookings growth (20%) and EBITDA (20%). Each performance goal was evaluated independently, and the portion of each named executive officer’s target bonus attributable to a particular performance goal was determined based on the applicable weighting.

Notwithstanding the foregoing, no bonuses were payable under the 2025 Plan unless the Company achieved at least the threshold level of revenue for fiscal 2025.

If the threshold level of revenue was achieved, the bonus payable with respect to each performance goal was determined as follows: each named executive officer could receive a payment equal to 50% of the applicable portion of his target bonus if the relevant performance goal was achieved at the threshold level, and a payment equal to 100% of the applicable portion of his target bonus if the relevant performance goal was achieved at the target level, with the bonus to be paid for performance between the threshold and target levels to be calculated by linear interpolation. No bonus was payable with respect to any performance goal if performance was below the applicable threshold.

In addition, the Compensation Committee established an enhanced performance level for the revenue performance goal equal to 130% of the revenue target. If the Company’s revenue for 2025 exceeded the target level, participants were eligible to receive an increased bonus, with the total bonus opportunity capped at up to 300% of each named executive officer’s target bonus. The incremental bonus for revenue performance between 100% and

130% of target was calculated on a linear basis, and no additional amounts were payable for performance above the enhanced level.

Aware’s revenue for 2025 was $17.3 million, which fell below the threshold level for the revenue performance goal. In addition, the Company did not achieve the threshold levels for the bookings growth and EBITDA performance goals, with EBITDA reflecting a loss of $3.9 million for the year. Accordingly, no bonuses were paid to our named executive officers under the 2025 Plan.

Name	Bonuses relating to 2025 Financial Goals ($)
Ajay Amlani	—
David Traverse	—
Mohamed Lazzouni	—
Brian Krause	—

Outstanding Equity Awards At December 31, 2025

The following table summarizes the option awards and stock awards outstanding as of December 31, 2025 held by our named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Ajay Amlani	—	106,020	(1)	1.70	2/3/2035	—		—
	—	848,157	(2)	1.70	2/3/2035
						354,600	(3)	656,010
David K. Traverse	40,333	3,667	(4)	2.21	2/20/2034
	25,000	75,000	(5)	2.05	10/31/2034	—		—
						12,000	(6)	22,200
Mohamed Lazzouni (8)	144,717	13,156	(4)	2.21	2/20/2034	—		—
	—	150,000	(5)	2.05	10/31/2034	(150,000)		—
Brian Krause	—	105,000	(7)	1.56	3/6/2035	—		—

(1)
Shares will vest on February 3, 2027 if certain year-over-year bookings growth occurs for Aware in 2026
(2)
Twenty-Five percent of the option vested on February 3, 2026, with the remainder vesting in 36 equal monthly installments starting on March 3, 2026
(3)
Represents restricted stock units granted on June 13, 2025 pursuant to an amendment to Mr. Amlani’s employment agreement under which a portion of his base salary for 2026 and 2027 will be payable in equity. The award vests in twenty-four equal monthly installments beginning January 16, 2026 and ending December 16, 2027, subject to Mr. Amlani’s continued service through each applicable vesting date.
(4)
Options vested fifty percent on February 20, 2025, with the remainder vesting in 24 equal monthly installments starting on March 20, 2025.
(5)
Twenty-five percent of the option will vested on October 31, 2025, and continuing on each anniversary thereafter until fully vested on October 31, 2028.
(6)
Unrestricted stock award will issue shares of 6,000 on June 1, 2026 and 2027 provided Mr. Traverse is serving as a director, officer, or employee of the Company or any subsidiary of the Company on said dates.
(7)
Twenty-five percent of the option will vested on March 6, 2026, with the remainder vesting in 36 equal monthly installments starting on April 6, 2026.
(8)
Mr. Lazzouni’s employment with the Company terminated on March 6, 2026. Treatment of his outstanding equity awards following termination was governed by the applicable award agreements and his separation agreement.

Policies and Practices Related to the Grant of Certain Equity Award

From time to time, our Compensation Committee grants stock options to employees, including our NEOs. As we do not regularly grant options, we do not maintain any written policies on the timing of awards of stock options.

Our Compensation Committee does not grant equity awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information about the company based on equity award grant dates. As required by Item 402(x) of Regulation S-K under the Securities Exchange Act of 1934, as amended, we are providing the following information relating to such stock options granted to these NEOs because they were granted during the period beginning four business days before, and ending one business day after, the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K.

Name	Grant Date	Number of Securities Underlying the award	Exercise price of the award ($)	Grant Date fair value of the award ($)

Percentage change
in the closing market
price of the securities
underlying the award
between the trading
day ending
immediately prior
to the disclosure of
material nonpublic
information and the
trading day beginning
immediately following
the disclosure of
material nonpublic
information

Ajay Amlani	02/03/2025	106,020	1.70	88,813	(1)	(10%)	(2)
Ajay Amlani	02/03/2025	106,020	1.70	92,534	(3)	(10%)	(2)
Ajay Amlani	02/03/2025	848,157	1.70	744,852	(4)	(10%)	(2)
Ajay Amlani	03/13/2025	166,229	—	257,655	(5)	(5%)	(6)
Ajay Amlani	06/13/2025	354,600	—	624,096	(7)	(20%)	(8)
Brian Krause	03/06/2025	105,000	1.56	80,829	(9)	(4%)	(8)

•
Shares were to vest on February 3, 2026 if certain year-over-year bookings growth occurs for Aware in 2026. The bookings metric was not met and the award was forfeited
•
Calculated using the closing prices of our common stock on the Nasdaq Global Market on February 3, 2025 and March 6, 2025, of $1.60 and $1.43 per share, respectively, based on the disclosure of material nonpublic information in Forms 8-K filed on March 5, 2025. The percentage change in the closing market price of the securities underlying the options between the trading day ending immediately prior to and the trading day beginning immediately following the filing of our Quarterly Report for the year ended December 31, 2025 was 0.3%
•
Shares will vest on February 3, 2027 if certain year-over-year bookings growth occurs for Aware in 2027.
•
Twenty-Five percent of the option vested on February 3, 2026, with the remainder vesting in 36 equal monthly installments starting on March 3, 2026
•
Represents restricted stock units granted on March 13, 2025 pursuant to an amendment to Mr. Amlani’s employment agreement under which a portion of his base salary for 2025 will be payable in equity. The award vested in ten equal monthly installments beginning March 16, 2026 and ending December 16, 2026.
•
Calculated using the closing prices of our common stock on the Nasdaq Global Market on March 13, 2025 and April 30, 2025, of $1.55 and $1.62 per share, respectively, based on the disclosure of material nonpublic information in Forms 8-K filed on April 29, 2025. The percentage change in the closing market price of the securities underlying the options between the trading day ending immediately prior to and the trading day beginning immediately following the filing of our Quarterly Report for the quarter ended March 31, 2025 was 0.3%
•
Represents restricted stock units granted on June 13, 2025 pursuant to an amendment to Mr. Amlani’s employment agreement under which a portion of his base salary for 2026 and 2027 will be payable in equity. The award vests in twenty-four equal monthly installments beginning January 16, 2026 and ending December 16, 2027, subject to Mr. Amlani’s continued service through each applicable vesting date.
•
Calculated using the closing prices of our common stock on the Nasdaq Global Market on June 13, 2025 and July 31, 2025, of $1.76 and $2.12 per share, respectively, based on the disclosure of material nonpublic information in Forms 8-K filed on July 30, 2025. The percentage change in the closing market price of the securities underlying the options between the trading day ending immediately prior to and the trading day beginning immediately following the filing of our Quarterly Report for the year quarter ended June 30, 2025 was 0.5%
•
Twenty-Five percent of the option vested on March 6, 2026, with the remainder vesting in 36 equal monthly installments starting on April 6, 2026

Post-Employment Compensation

Pension Benefits Table

We do not have any tax-qualified or non-qualified defined benefit plans or supplemental executive retirement plans.

Non-qualified Deferred Compensation Table

We do not have any non-qualified defined contribution plans or other non-qualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

Separation Agreement with Mr. Lazzouni

Mr. Lazzouni, the Company’s Chief Technology Officer, departed the Company effective March 10, 2026. In connection with his departure, the Company entered into a separation agreement with Mr. Lazzouni that provides for severance arrangements consistent with the terms of his existing employment agreement with the Company.

The Separation Agreement supersedes in its entirety the Employment Agreement we previously entered into with Mr. Lazzouni.

Employment Agreements

We have entered into Employment Agreements (each, an “Employment Agreement”) Messrs Amlani, Krause, Lazzouni and Traverse. Mr. Amlani entered into his Employment Agreement on February 3, 2025, Mr. Krause entered into his Employment Agreement on March 6, 2025. Mr. Lazzouni entered into his Employment Agreement on November 19, 2019, and Mr. Traverse entered into his Employment Agreement on June 1, 2024.

Payments on Termination by Aware Without Cause or by the Named Executive Officer with Good Reason

Pursuant to the terms of each executive’s Employment Agreement, if the executive’s employment is terminated by us without “Cause”, or the executive terminates his employment for “Good Reason”, the executive shall receive from us: (i) an amount equal to the executive’s annual base salary paid during the twelve (12) months immediately preceding the termination of the Executive’s employment, divided by the number of days employed during the twelve (12) months immediately preceding the termination of the Executive’s employment and multiplied by 365, (ii) notwithstanding anything to the contrary in any applicable option agreement or stock-based award agreement, all time-based stock options and other time-based stock-based awards held by the executive in which such stock option or other stock-based award would have vested if the executive had remained employed for an additional twelve (12) months following the “Date of Termination” shall vest and become exercisable or nonforfeitable as of the Date of Termination and (iii) for up to twelve (12) months following the executive’s termination of employment, payment of the difference between the cost of COBRA continuation coverage for the executive and any dependent who received health insurance coverage prior to such termination, and any premium contribution amount applicable to the executive as of such termination. Our obligation to provide the foregoing benefits is subject to the executive entering into a new noncompetition agreement with us that contains noncompetition and employee non-solicitation covenants in effect for one year from termination of the executive’s employment and the effectiveness of a release of claims executed by the executive in favor of us.

Payments on Termination by Aware Without Cause or by the Named Executive Officer with Good Reason Following a Change of Control

Pursuant to the terms of each executive’s Employment Agreement, if the executive’s employment is terminated during the eighteen (18) month period following a “Change of Control” (a) by us without “Cause” or (b) by the executive for “Good Reason” (as those terms are defined in the Employment Agreement), the executive will receive from us: (i) a lump-sum amount equal to (A) 1.5 times (B) the executive’s annual base salary paid during the twelve (12) months immediately preceding the termination of the executive’s employment, divided by the number of days employed during the twelve (12) months immediately preceding the termination of the executive’s employment and multiplied by 365, (ii) notwithstanding anything to the contrary in any applicable option agreement or stock-based award agreement, all time-based stock options and other time-based stock-based awards held by the executive as of the occurrence of such Change of Control shall immediately accelerate and become fully exercisable or nonforfeitable as of the Date of Termination; and (iii) for up to eighteen (18) months following the executive’s termination of employment, payment of the difference between the cost of COBRA continuation coverage for the executive and any dependent who received health insurance coverage prior to such termination, and any premium contribution amount applicable to the executive as of such termination. Our obligation to provide the foregoing benefits is subject to the executive entering into a new noncompetition agreement with us that contains noncompetition and employee non-solicitation covenants in effect for one year from termination of the executive’s employment and the effectiveness of a release of claims executed by the executive in favor of us.

Other Separation Benefits

With the exception of the Separation Agreement and the Employment Agreements, our named executive officers do not have any agreements different from other employees with respect to payments or benefits received as a result of a termination of employment, retirement and change in control. The payments and benefits include accrued vacation pay and the right to elect continued health coverage under COBRA. There is no acceleration in the vesting of stock options or other equity awards that are required as a result of a retirement.

Pay for Performance Table

The following table provides a comparison between two measures of compensation for our named executive officers and certain measures of performance. The two compensation measures are the named executive officers’ “total compensation,” as presented in the Summary Compensation Table, and their “compensation actually paid,” a new measure of compensation required by SEC rules. These measures are presented for each person who served as our Chief Executive Officer during the relevant year, individually, and for our other named executive officers, as an average for the group.

While both “total compensation” and “compensation actually paid” measure compensation for the same fiscal year, the two measures are calculated differently. Compensation actually paid is based on total compensation but substitutes different amounts for equity compensation. Compensation actually paid removes from total compensation the grant-date fair value of equity awards granted during the relevant year and replaces it with the net aggregate change in the fair value of equity awards during the relevant year. This net aggregate change in fair value represents the sum of:

•
the year-end fair value of new awards granted during the year that are outstanding and unvested as of the end of the year;
•
the change in the fair value (positive or negative) of unvested awards outstanding during the entire year, measured from the beginning of the year to the end of the year;

•
the vesting-date fair value of new awards that are granted and also vest in the year;
•
the change in the fair value (positive or negative) of unvested awards that are held at the beginning of the year and that also vest during the year, measured from the beginning of the year to the vesting date;
•
the loss in fair value of unvested awards outstanding at the beginning of the year that fail to meet applicable vesting conditions during the year, measured as the loss of the fair value of those awards at the beginning of the year; and
•
the dollar value of any dividends or other earnings paid on awards during the year prior to any vesting date that are not otherwise reflected in total compensation for the year.

The net change in aggregate fair value must also reflect any increase in the fair value of any equity awards that were repriced or otherwise materially modified during the year. No equity awards were repriced or otherwise materially modified during any of the years presented.

Year	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)		Average Summary Compensation Table Total for NEOs, other than PEO ($)		Average Compensation Actually Paid to NEOs other than PEO ($)		Value of Initial Fixed $100 Investment Based on Total Shareholder Return (1) ($)	Net Loss (in Thousands) ($)
2025	1,826,746	2,074,588	(2)	310,298	(2)	337,265	(2)	110	5,873
2024	335,476	185,215	(2)	398,199	(2)	514,427	(2)	114	4,431
2023	511,283	598,508	(2)	393,357	(2)	470,449	(2)	97	7,314

(1)
Represents the cumulative total shareholder return (on a dividends-reinvested basis) on our common stock from December 30, 2022, the last trading day before the earliest year presented in the table, to the last trading day of the relevant year, calculated on the basis of an investment of $100 in our common stock on December 30, 2022.
(2)
For 2025, represents compensation actually paid to Ajay Amlani, who has served as Chief Executive Officer since February 3, 2025, and the average compensation actually paid to our other named executive officers for 2025, which includes David Traverse who served as Chief Financial Officer throughout 2025 and concurrently as interim Chief Executive Officer from January 1, 2025 through February 3, 2025. Because Mr. Traverse received no additional compensation in connection with his service as interim Chief Executive Officer, his compensation is not separately set forth in the table above. For 2024, represents compensation actually paid to Robert A. Eckel, who served as Chief Executive Officer during 2024, and the average compensation actually paid to our other named executive officers for 2024. The following table provides the adjustments to total compensation that were made in order to calculate compensation actually paid:

Change in Fair Value	Mr. Amlani ($)	Average for NEO's other than Mr. Amlani ($)
Subtract Stock and Option Awards from Summary Compensation Table	(1,715,415)	(26,943)
New Grants Unvested at Year-End	1,610,187	26,943
Prior Year Awards Unvested at Year-End	—	11,080
New Grants that Vested in 2025	353,070	—
Prior Year Awards that Vested in 2025	—	15,887
Prior Year Awards that Failed to Vest in 2025	—	—
Current Year Award that Failed to Vest in 2025	—	—
Dividends or Earnings on Awards Before Vesting	—	—
Total Change in Fair Value	247,842	26,967

Specific assumptions used to determine the fair value of options in the table above, using the Black-Scholes valuation model were an expected term of 5.5 to 6.1 years based on the simplified method, volatility of 55% based on an average of historical volatility over the expected term of the stock options, and a risk-free interest rate of 4.4% based on the U.S. Treasury yield curve equal to the expected term of the stock option.

"The following table shows, for the periods presented in the foregoing table, the relationship between, on the one hand, the compensation actually paid to our Principal Executive Officer and the average compensation actually paid to our other named executive officers and, on the other hand, each of:

•
Our cumulative total shareholder return since December 30, 2022, the last trading day before fiscal year 2023; and
•
Our net loss over the last three years.

Year	Compensation Actually Paid to PEO ($)	Average Compensation Actually Paid to NEOs other than PEO ($)	Total Shareholder return since December 30 2022	Net Loss ($)
2025	2,074,588	337,265	10%	5,873
2024	185,215	514,427	14%	4,431
2023	598,508	470,449	(3)%	7,314

Metric	2024	2025	Change from 2024 to 2025
Compensation actually paid to PEO	$185,215	$2,074,588	1020%
Average Compensation Actually Paid to NEOs other than PEO	$514,427	$337,265	(34)%
Total Shareholder Return since December 30, 2022	14%	10%	(4)%
Net Loss (in thousands)	$4,431	$5,873	(33)%

Metric	2023	2024	Change from 2023 to 2024
Compensation actually paid to Mr. Eckel	$598,508	$185,215	69%
Average Compensation Actually Paid to NEOs other than Mr. Eckel	$470,449	$514,427	9%
Total Shareholder Return since December 30, 2022	(47)%	14%	61%
Net Loss (in thousands)	$7,314	$4,431	39%

Director Compensation

We reimburse each director for expenses incurred in attending meetings of the board of directors.

In February 2026, the Compensation Committee approved the following grants of unrestricted stock to our directors under our 2023 Equity and Incentive Plan in recognition of their ongoing contributions to us:

Name	# of Shares
Brent P. Johnstone	44,118
Brian D. Connolly	45,000
Gary Evee	47,059
Peter R. Faubert	42,059
John Stafford, III	39,118

The number of shares underlying each award is equal to value of the award divided by the closing price for a share of our common stock on the Nasdaq Global Market on the date of the grant. The value of the director awards was determined as follows:

Board Role	Value of Award ($)
Chairman of the board of directors	70,000
Service on the board of directors (other than as Chairman)	60,000
Audit Committee chair	10,000
Audit Committee member (other than chair)	5,000
Compensation Committee chair	10,000
Compensation Committee member (other than chair)	5,000
Nominating and Corporate Governance committee chair	10,000
Nominating and Corporate Governance committee member (other than chair)	1,500

The following table provides information about the compensation of our directors for 2025.

Non-Employee Director Compensation Table for 2025

Name	Stock Awards (#)	Stock Awards ($)(2)	Total ($)
Brian D. Connolly	51,342	76,500	76,500
Gary Evee	51,697	77,500	77,500
Peter R. Faubert	47,987	71,501	71,501
Brent P. Johnstone	54,698	81,500	81,500
John Stafford, III	44,631	66,500	66,500

The value of the unrestricted stock award was determined based on the fair market value of Aware stock on the date of the grant in accordance with ASC 718.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is currently composed of Messrs. Connolly, Evee, Johnstone, and Stafford, III. In 2025, no officer or employee of Aware, including our executives, participated in the deliberations of the compensation committee concerning the compensation of our executive officers. No interlocking relationship existed between our board of directors or compensation committee and the board of directors or compensation committee of any other company in 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the close of business on May 19, 2026, there were issued and outstanding 21,646,077 shares of common stock. On May 19, 2026, the closing price of our common stock as reported by the Nasdaq Global Market was $1.26 per share.

Principal Stockholders

The following table provides information about the beneficial ownership of our common stock as of May 15, 2026 by:

•
each person known by us to own beneficially more than five percent of our common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all of our current executive officers and directors as a group.

In accordance with Securities and Exchange Commission rules, beneficial ownership includes any shares for which a person has sole or shared voting power or investment power and any shares of which the person has the right to acquire beneficial ownership within 60 days after May 19, 2026 through the exercise of any option or otherwise. Except as noted below, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock set forth opposite their names. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Percentage of beneficial ownership is based on 21,646,077 shares of common stock outstanding as of May 19, 2026. In calculating a person’s percentage ownership, we have treated as outstanding any shares that the person has the right to acquire within 60 days of May 19, 2026. All shares included in the “Right to acquire” column represent shares subject to outstanding stock options potentially exercisable within 60 days after May 19, 2026. The information as to each person has been furnished by such person.

Unless otherwise noted in the following table, the address of each person listed in the table is c/o Aware, Inc., 76 Blanchard Road, Burlington, Massachusetts 01803.

	Number of shares beneficially owned			Percent
Name	Outstanding shares	Right to acquire	Total number	beneficially owned
John S. Stafford, III**	5,221,954	19,559	5,241,513	24.2%
Susan Yang Stafford (1) Susan Yang Stafford 2010 Kimborama Trust and Kimberly Susan Stafford 2004 Irrevocable Trust and Susan Yang Stafford Revocable Trust of 2011 c/o Ronin Capital, LLC 350 N. Orleans Street, Suite 2N Chicago, IL 60654	2,746,881	—	2,746,881	12.7%
Ajay K. Amlani**	622,523	329,939	952,462	4.4%
Brent P. Johnstone**	271,653	22,059	293,712	1.4%
Brian D. Connolly**	244,455	22,500	266,955	1.2%
Peter R. Faubert**	160,419	21,029	181,448	*
Gary Evee**	127,764	23,529	151,293	*
David K Traverse**	60,984	84,333	145,317	*
Brian Krause**	10,000	35,000	45,000	*
Lona Therrien**	-	21,875	21,875	*
Mohamed Lazzouni**	53,520	75,000	128,520	*
All directors and executive officers as a group ** (10 persons)	6,773,272	—	7,428,095	34.3%

* Less than one percent

** Director and/or executive officer.

(1)
The number of shares beneficially owned by Susan Yang Stafford, the Susan Yang Stafford 2010 Kimborama Trust, the Kimberly Susan Stafford 2004 Irrevocable Trust and the Susan Yang Stafford Revocable Trust of 2011 is based upon information contained in a Schedule 13G/A filed on February 14, 2018. According to such Schedule 13G/A: (a) the Susan Yang Stafford 2010 Kimborama Trust is the record owner of 2,131,449 shares of the Company’s common stock, over which Susan Yang Stafford, as trustee, has sole voting and dispositive power; (b) the Kimberly Susan Stafford 2004 Irrevocable Trust is the record owner of 315,693 shares of the Company’s common stock, over which Susan Yang Stafford, as trustee, has sole voting and dispositive power; and (c) the Susan Yang Stafford Revocable Trust of 2011 is the record owner of 299,739 shares of the Company’s common stock.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2025, regarding securities authorized for issuance under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

The equity compensation plans approved by our stockholders are our 2021 Employee Stock Purchase Plan and our 2023 Equity and Incentive Plan. Our 2001 Nonqualified Stock Plan was not approved by our stockholders. Our board of directors approved the 2001 Nonqualified Stock Plan in April 2001 and amended it in July 2002.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2021 Employee Stock Purchase Plan	—	—	691,238
2023 Equity and Incentive Plan	1,495,089	1.85	631,194

Equity compensation plans not approved by stockholders:
2001 Nonqualified Stock Plan	20,000	4.73	—
Total	1,515,089	2.27	1,322,432

Description of the 2023 Equity and Incentive Stock Plan

On January 17, 2024, our stockholders approved our 2023 Equity and Incentive Plan, following which, no further awards will be granted under the 2001 Plan. The committee may at any time amend or cancel an outstanding award granted under the plan. In either case, no such action may adversely affect rights under any outstanding award without the holder’s consent

The following summary of the material provisions of the Aware, Inc. 2001 Nonqualified Stock Plan, as amended (the “2001 plan”), is qualified in its entirety by reference to the full text of the plan. The 2001 plan permits the grant of (1) nonqualified stock options, which are options that do not qualify as incentive stock options, (2) restricted stock awards, (3) unrestricted stock awards and (4) performance share awards. The maximum number of shares of common stock issuable in connection with awards granted under the 2001 plan is 8,000,000 shares.

The 2001 plan is administered by a committee consisting of at least two directors who are both “non-employee directors” within the meaning of Rule 16b-3 under the Securities Exchange Act. Except as specifically reserved to the board under the terms of the 2001 plan, the committee has full and final authority to operate, manage and administer the 2001 plan on our behalf. Our compensation committee, currently consisting of Messrs. Connolly, Johnstone, and Stafford, administers the 2001 plan.

The committee fixes the term of each stock option granted under the 2001 plan at the time of grant. No stock option shall be exercisable more than 10 years after the date of grant. The committee has the authority to determine the time or times at which stock options granted under the plan may be exercised. With respect to grants of restricted stock, the committee will specify at the time of grant the dates or performance goals on which the non-transferability of the restricted stock and our right of repurchase shall lapse. With respect to performance share awards, the committee shall determine the performance goals applicable under each award and the time period over which performance is to be measured.

The committee will determine at the time of grant the exercise price per share of the common stock covered by an option grant, or the purchase price per share of restricted or unrestricted stock. The exercise price per share of a stock option and the purchase price per share of a restricted stock grant may not be less than fair market value on the date of grant.

Except as otherwise provided, stock options granted under the 2001 plan are not exercisable following termination of the holder’s employment. Our stock option agreements typically provide for our employees (other than directors and officers) that in the event of termination of an option holder’s employment, options will be exercisable, to the extent of the number of shares then vested, (a) for one year following the termination of the holder’s employment if such termination is the result of permanent and total disability, (b) by the holder’s executors, administrators or any person to whom the option may be transferred by will or by the laws of descent and distribution, for one year following the termination of employment if such termination is the result of the holder’s death or (c) for six months after the date of termination of the holder’s employment by the holder, by us or by Normal Retirement (as defined in the Plan). Our stock option agreements typically provide for our directors and officers that in the event of termination of an option holder’s employment or service to us, options will be exercisable, to the extent of the number of shares then vested, (a) for two years following the termination of the holder’s employment or service if such termination is the result of permanent and total disability, (b) by the holder’s executors, administrators or any person to whom the option may be transferred by will or by the laws of descent and distribution, for two years following the termination of employment or service if such termination is the result of the holder’s death or (c) for two years after the date of termination of the holder’s employment or service by the holder, by us or by Normal Retirement (as defined in the Plan). However, in no event will a new option be exercisable after its expiration date.

In the event that we effect a stock dividend, stock split or similar change in capitalization affecting its stock, the committee shall make appropriate adjustments in (a) the number and kind of shares of stock or securities with respect to which awards may thereafter be granted, (b) the number and kind of shares remaining subject to outstanding awards under the plan, and (c) the option or purchase price in respect of such shares. The 2001 plan provides that if we merge, consolidate, dissolve or liquidate, the committee may, in its sole discretion, as to any outstanding award, make such substitution or adjustment in the total number of shares reserved for issuance and in the number and purchase price of shares subject to such awards as it may determine, or accelerate, amend or terminate such awards upon such terms and conditions as it shall provide.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In March 2007, our board of directors formally adopted a written policy with respect to related person transactions to document procedures pursuant to which such transactions are reviewed and approved. The policy applies to any transaction in which (1) we are a participant, (2) any related person has a direct or indirect material interest and (3) the amount involved exceeds $120,000, but excludes any transactions available to all employees or stockholders of Aware on the same terms. The audit committee is responsible for reviewing proposed related person transactions and must approve any related person transaction subject to the policy before commencement of the transaction. The policy states that the audit committee will approve only those related person transactions that the audit committee determines are beneficial to us and the terms of which are fair to us.

In 2025 and the portion of 2026 through the date of this Amendment, we did not have any transactions with a related person.

Director and Committee Independence

A majority of our directors are independent directors under the rules of the Nasdaq Stock Market. The board of directors has determined that our independent directors are Brian D. Connolly, Gary Evee, Peter R. Faubert, Brent P. Johnstone, and John S. Stafford, III. Each member of the audit committee, nominating and corporate governance committee, and compensation committee meets the independence requirements of the Nasdaq Stock Market for membership on the committees on which he serves.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee has selected RSM as independent accountants to audit the financial statements of Aware as of and for the year ending December 31, 2026. RSM has served as our principal independent accountants since August 2012.

Fees for Professional Services

The following table provides the fees we paid to RSM for professional services rendered for 2025 and 2024. Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent accountant in connection with statutory and regulatory filings or other engagements for the fiscal years ended December 31, 2025 and 2024, respectively. Audit-Related Fees typically consist of aggregate fees billed for assurance and related services, that are related to the performance of the audit or review of our financial statements, and review of regulatory matters and are not reported under “Audit Fees.” Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.

	2025 Fees	2024 Fees
Audit Fees	$385,090	$351,990
Audit-Related Fees	—	—
Tax Fees	36,750	46,725
All Other Fees	—	—
Total	$421,840	$398,715

Pre-Approval Policies and Procedures

At present, our audit committee approves each engagement for audit or non-audit services before we engage RSM to provide those services. However, the audit committee may delegate to members of the committee the authority to pre-approve audit and non-audit services. The decisions of any committee member to whom pre-approval authority is delegated must be presented to the full audit committee at its next scheduled meeting. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage RSM to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by RSM for 2025 or 2024 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

0PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a)
Financial Statements and Schedules: The financial statements required by Item 15(a) are filed in Item 8 of our Original Filing. The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of our Original Filing.
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

10.17

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

21.1	Subsidiaries of Registrant. (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and incorporated herein by reference).

97.1	Aware Inc. Compensation Recovery Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

101**

The following financial statements from Aware, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2025 and December 31, 2024; (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and December 31, 2024; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025 and December 31, 2024 and (v) Notes to Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*Management contract or compensatory plan.

**Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWARE, INC.

By:	/s/ Ajay K. Amlani
Ajay K. Amlani
Chief Executive Officer & President

By:	/s/ David K. Traverse
David K. Traverse
Chief Financial Officer
Date: May 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22 day of May 2026.

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