Form 10-Q
period 2026-06-30
AWARE INC /MA/
filed 2026-07-31
CIK 1015739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2026 was 21,812,637.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,859	$7,269
Marketable securities	13,979	15,026
Accounts receivable, net	1,940	3,010
Unbilled receivables, net	1,199	1,348
Prepaid expenses and other current assets	1,149	1,612
Total current assets	21,126	28,265

Property and equipment, net	376	477
Intangible assets, net	1,391	1,569
Goodwill	3,120	3,120
Right of use asset	3,469	3,642
Other long-term assets	122	122
Total assets	$29,604	$37,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$549	$1,045
Accrued expenses	961	930
Current portion of operating lease liabilities	686	676
Deferred revenue	3,462	4,854
Total current liabilities	5,658	7,505

Long-term deferred revenue	178	261
Long-term operating lease liabilities	3,125	3,292
Total long-term liabilities	3,303	3,553
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,703,961 as of June 30, 2026 and 21,444,665 as of December 31, 2025	217	215
Additional paid-in capital	102,145	101,510
Accumulated deficit	(81,839)	(75,816)
Accumulated other comprehensive income	120	228
Total stockholders’ equity	20,643	26,137

Total liabilities and stockholders’ equity	$29,604	$37,195

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Software licenses	$954	$1,420	$1,985	$2,736
Software maintenance	1,998	2,148	4,066	4,252
Services and other	302	327	590	513
Total revenue	3,254	3,895	6,641	7,501

Costs and expenses:
Cost of revenue	520	267	855	434
Research and development	2,533	1,960	5,755	3,881
Selling and marketing	1,385	1,964	3,210	3,627
General and administrative	1,555	1,665	3,211	3,371
Total costs and expenses	5,993	5,856	13,031	11,313
Operating loss	(2,739)	(1,961)	(6,390)	(3,812)
Interest income	175	218	376	479
Loss before provision for income taxes	(2,564)	(1,743)	(6,014)	(3,333)
Provision for income taxes	1	26	9	34
Net loss	$(2,565)	$(1,769)	$(6,023)	$(3,367)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(46)	3	(108)	47
Comprehensive loss	$(2,611)	$(1,766)	$(6,131)	$(3,320)
Net loss per share – basic	$(0.12)	$(0.08)	$(0.28)	$(0.16)
Net loss per share – diluted	$(0.12)	$(0.08)	$(0.28)	$(0.16)
Weighted-average shares – basic	21,655	21,347	21,624	21,296
Weighted-average shares – diluted	21,655	21,347	21,624	21,296

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,023)	$(3,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279	287
Stock-based compensation	590	562
Allowance for credit losses	23	(94)
Non-cash lease expense	15	25
Changes in assets and liabilities:
Accounts receivable	1,048	523
Unbilled receivables	149	(260)
Prepaid expenses and other current assets	418	(199)
Accounts payable	(496)	(388)
Accrued expenses	31	(240)
Deferred revenue	(1,475)	(940)
Net cash used in operating activities	(5,441)	(4,091)

Cash flows from investing activities:
Purchases of property and equipment	—	(45)
Purchase of marketable securities	(1,266)	(4,948)
Sale of marketable securities	2,250	3,500
Net cash provided by (used in) investing activities	984	(1,493)

Cash flows from financing activities:
Proceeds from issuance of common stock	50	30
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(3)	(3)
Repurchase of common stock	—	(115)
Net cash provided by (used in) financing activities	47	(88)

Decrease in cash and cash equivalents	(4,410)	(5,672)
Cash and cash equivalents, beginning of period	7,269	12,972
Cash and cash equivalents, end of period	$2,859	$7,300

Supplemental disclosure: Cash paid for income taxes	$1	$7

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three and Six Months Ended
	June 30, 2026
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity

Balance at December 31, 2025	21,445	$215	$101,510	$(75,816)	$228	$26,137

Issuance of unrestricted stock	172	2	(2)	—	—	—
Stock-based compensation expense	—	—	269	—	—	269
Other comprehensive loss	—	—	—	—	(62)	(62)
Net loss	—	—	—	(3,458)	—	(3,458)

Balance at March 31, 2026	21,617	$217	$101,777	$(79,274)	$166	$22,886

Issuance of unrestricted stock	50	—	—	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(2)	—	(3)	—	—	(3)
Issuance of common stock under employee stock purchase plan	39	—	50	—	—	50
Stock-based compensation expense	—	—	321	—	—	321
Other comprehensive loss	—	—	—	—	(46)	(46)
Net loss	—	—	—	(2,565)	—	(2,565)

Balance at June 30, 2026	21,704	$217	$102,145	$(81,839)	$120	$20,643

	For the Three and Six Months Ended
	June 30, 2025
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity

Balance at December 31, 2024	21,097	$211	$100,377	$(69,943)	$251	$30,896

Issuance of unrestricted stock	70	—	—	—	—	—
Stock-based compensation expense	—	—	180	—	—	180
Repurchase of common stock	(34)	—	(53)	—	—	(53)
Other comprehensive income	—	—	—	—	44	44
Net loss	—	—	—	(1,598)	—	(1,598)

Balance at March 31, 2025	21,133	$211	$100,504	$(71,541)	$295	$29,469

Issuance of unrestricted stock	61	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(2)	—	(3)	—	—	(3)
Issuance of common stock under employee stock purchase plan	22	—	30	—	—	30
Stock-based compensation expense	—	—	382	—	—	382
Repurchase of common stock	(41)	—	(62)	—	—	(62)
Other comprehensive income	—	—	—	—	3	3
Net loss	—	—	—	(1,769)	—	(1,769)

Balance at June 30, 2025	21,173	$212	$100,850	$(73,310)	$298	$28,050

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

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive loss, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2026, and of operations and cash flows for the interim periods ended June 30, 2026 and 2025.

The results of operations for the interim periods ended June 30, 2026 are not necessarily indicative of the results to be expected for the year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Beginning in the quarter ended March 31, 2026, the Company revised the presentation of subscription-based SaaS revenue to classify it within services and other revenue rather than software maintenance revenue. Accordingly, $50 thousand and $98 thousand of revenue for the three and six months ended June 30, 2025, respectively, have been reclassified to conform to the current period presentation.

In addition, $0.1 million and $0.2 million of amortization expense related to acquired intangible assets has been reclassified from cost of revenue to general and administrative expense for the three and six months ended June 30, 2025, respectively.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Estimates used in these financial statements include but are not limited to, revenue recognition, goodwill and long-lived asset impairment, stock-based compensation, income taxes, and allowance for credit losses.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU was effective for the Company’s fiscal year ended December 31, 2025 and has been adopted in these consolidated financial statements. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

We categorize revenue as software licenses, software maintenance, or services and other revenue, which includes SaaS subscription arrangements. Revenue from software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. We recognize software maintenance revenue and revenue from SaaS subscription arrangements over time on a straight-line basis over the contract period. Services revenue is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met. Other revenue includes hardware sales that may be included in a software license and is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met.

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

The amount of consideration is typically not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. During the three and six month periods ended June 30, 2026 and 2025, none of our contracts contained a significant financing component.

Revenue from Software as a Service (“SaaS”) contracts is recognized ratably over the subscription period in accordance with the terms of the customer agreement. For the three months ended June 30, 2026 and 2025, we recognized $129 thousand and $50 thousand, respectively, in SaaS revenue. For the six months ended June 30, 2026 and 2025, we recognized $0.3 million and $0.1 million, respectively, in SaaS revenue. SaaS revenue is included in services and other revenue in the consolidated statements of operations.

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

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer, who is our CODM. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$1,304	$1,948	$2,990	$3,815
United Kingdom	496	873	928	1,431
Brazil	474	377	716	547
Rest of World	980	697	2,007	1,708
	$3,254	$3,895	$6,641	$7,501

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Goods or services transferred at a point in time	$957	$1,425	$2,001	$2,753
Goods or services transferred over time	2,297	2,470	4,640	4,748
	$3,254	$3,895	$6,641	$7,501

Revenue by contract type was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License and service contracts	$2,389	$3,174	$4,853	$6,086
Subscription-based contracts	865	721	1,788	1,415
	$3,254	$3,895	$6,641	$7,501

Revenue from subscription-based contracts includes revenue that may be recognized at a point in time or over time and be part of a fixed fee and or minimum guaranteed fee as well as fees earned and allocated to software maintenance.

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

The following tables present changes in our contract assets and liabilities during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended June 30, 2026
Contract assets:
Unbilled receivables	$1,025	$911	$(737)	$1,199

Three months ended June 30, 2025
Contract assets:
Unbilled receivables	$1,155	$1,442	$(1,257)	$1,340

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended June 30, 2026
Contract liabilities:
Deferred revenue	$4,576	$1,062	$(1,998)	$3,640

Three months ended June 30, 2025
Contract liabilities:
Deferred revenue	$4,535	$1,887	$(2,198)	$4,224

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2026
Contract assets:
Unbilled receivables	$1,348	$1,676	$(1,825)	$1,199

Six months ended June 30, 2025
Contract assets:
Unbilled receivables	$1,080	$2,228	$(1,968)	$1,340

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Six months ended June 30, 2026
Contract liabilities:
Deferred revenue	$5,115	$2,591	$(4,066)	$3,640

Six months ended June 30, 2025
Contract liabilities:
Deferred revenue	$5,163	$3,410	$(4,349)	$4,224

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or for which goods and services have not been delivered. We expect to recognize revenue on approximately 95% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of June 30, 2026, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $0.2 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $2.9 million and $7.3 million as of June 30, 2026 and December 31, 2025, respectively. Marketable securities, which consists of U.S. Treasuries, were $14.0 million and $15.0 million as of June 30, 2026 and December 31,

2025, respectively. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at June 30, 2026 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$2,214	$—	$—	$2,214
Marketable securities	13,979	—	—	13,979
Total assets	$16,193	$—	$—	$16,193

	Fair Value Measurement at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$5,881	$—	$—	$5,881
Marketable securities	15,026	—	—	15,026
Total assets	$20,907	$—	$—	$20,907

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2026:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$13,859	$153	$(33)	$13,979
	$13,859	$153	$(33)	$13,979

	December 31, 2025:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,798	$228	$—	$15,026
	$14,798	$228	$—	$15,026

Note 4 – Goodwill and Intangible Assets

Intangible assets and their estimated useful lives as of June 30, 2026 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(1,446)	$1,234
Developed technology	5 and 7 years	710	(557)	153
Trade name / trademarks	3 and 7 years	30	(26)	4
		$3,420	$(2,029)	$1,391

During each of the three and six months ended June 30, 2026 and 2025, we recorded $0.1 million and $0.2 million of intangible assets amortization expense, respectively. We expect to record amortization expense for the remainder of 2026 and each subsequent year and thereafter as follows (in thousands):

2026	$178
2027	355
2028	338
2029	174
2030	174
Thereafter	172
$1,391

As of June 30, 2026, we had $3.1 million of goodwill. During the three months ended March 31, 2026, we identified a triggering event due to a decline in market capitalization and continued operating losses and, as a result, performed an interim quantitative goodwill impairment test. Based on this analysis, we determined that the fair value of the reporting unit exceeded its carrying value and no impairment of goodwill was recorded as of March 31, 2026. During the three and six months ended June 30, 2026, we did not identify any additional triggering events or indicators of impairment, and therefore no additional interim goodwill impairment test was performed. No impairment of goodwill was recorded during the three and six months ended June 30, 2026.

Note 5 – Restructuring Charges

In March 2026, we implemented a cost saving plan to better align our cost structure with current business needs. As a result, we recognized approximately $0.7 million of one-time severance during the three months ended March 31, 2026, consisting primarily of employee severance and related benefits.

We did not record any separation costs during the three months ended June 30, 2026. As of June 30, 2026, approximately $0.3 million of separation costs remained unpaid, which are expected to be paid within the next nine months.

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

Note 7 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	30	45	79	87
Selling and marketing	18	19	29	28
General and administrative	273	318	482	447
Stock-based compensation expense	$321	$382	$590	$562

Stock Options - On January 17, 2024, our stockholders approved the Aware Inc. 2023 Equity and Incentive Plan (the “2023 Plan”). Following approval of the 2023 Plan, we ceased making awards under our previous 2001 Nonqualified Stock Plan (as amended, the “2001 Plan”).

During the three and six months ended June 30, 2026, the Company granted stock options to purchase an aggregate of 0 and 10,000 shares of common stock under the 2023 Equity and Incentive Plan, respectively. The stock options granted in the six months ended June 30, 2026 were granted as incentive stock options.

During the three and six months ended June 30, 2025, the Company granted stock options to purchase an aggregate of 0 and 1,165,197 shares of common stock, respectively, under the 2023 Equity and Incentive Plan. Of the total stock options granted in the three and six months ended June 30, 2025, 327,840 options were granted as incentive stock options and 837,357 as non-qualified stock options.

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

We granted 0 and 217,354 restricted stock units to directors, officers, and employees during the three and six months ended June 30, 2026. Of the 217,354 restricted stock units granted during the six months ended

June 30, 2026, 108,677 vested shortly after June 30, 2026 and the remaining are scheduled to vest shortly after December 31, 2026. No restricted stock units were forfeited during the three or six months ended June 30, 2026

During the three and six months ended June 30, 2025 we granted 359,317 and 771,184 restricted stock units, respectively, to directors, officers, and employees. Of these, 250,355 restricted stock units are vested in two installments of 122,818 and 127,537 shares shortly after June 30, 2025 and December 31, 2025, respectively. In addition, 166,229 restricted stock units were granted on March 13, 2025 to Mr. Amlani in connection with an amendment to his employment agreement. The amendment provided that 80% of Mr. Amlani's CEO’s base salary for the period from March 16, 2025 through December 31, 2025 will be paid in restricted stock units. The award represented the right to receive 166,229 shares and vested in nine equal monthly installments beginning on April 16, 2025 and continuing on the 16th of each month through December 16, 2025. All awards were subject to Mr. Amlani's continued service through the applicable vesting dates.

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

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. As of June 30, 2025 we had repurchased $2.1 million of our common stock pursuant to this program. During the three and six months ended June 30, 2025 we purchased 41,020 and 75,457 shares of common stock, respectively. The program did not obligate us to acquire any particular amount of common stock. As of December 31, 2025 the plan expired. We did not repurchase any shares of our common stock during the three and six months ended June 30, 2026.

Note 8 – Income Taxes

During the three months ended June 30, 2026 and 2025, we recorded an income tax provision of approximately $1 thousand and $26 thousand, respectively. During the six months ended June 30, 2026 and 2025, we recorded an income tax provision of approximately $9 thousand and $34 thousand, respectively.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2026 and December 31, 2025, we have a full valuation allowance recorded against our net deferred tax assets.

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

Summary of Financial Results

We use revenue and results of operations to summarize financial results as we believe these measurements are the most meaningful way to understand our operating performance. The comparisons below reflect certain reclassifications described in more detail in Note 1 to the consolidated financial statements.

Revenue and operating loss for the three months ended June 30, 2026 were $3.3 million and $2.7 million, respectively. These results compared to revenue of $3.9 million and operating loss of $2.0 million for the three months ended June 30, 2025. The decrease in revenue and increase in operating loss was primarily due to lower software license revenue.

Revenue and operating loss for the six months ended June 30, 2026 were $6.6 million and $6.4 million, respectively. These results compared to revenue of $7.5 million and operating loss of $3.8 million for the six months ended June 30, 2025. The decrease in revenue was primarily due to lower software license revenue. The increase in operating loss was primarily due to lower revenue, one-time severance costs in the current period of $0.7 million and a $0.6 million increase in salary-related expenses resulting from additional headcount hired in 2025. These severance costs relate to workforce reduction actions taken during the period as part of our efforts to align our cost structure with current business conditions. We expect to realize incremental cost savings from these actions throughout the remainder of 2026.

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

Software license revenue decreased 33% from $1.4 million in the three months ended June 30, 2025 to $1.0 million for the three months ended June 30, 2026. As a percentage of total revenue, software license revenue decreased from 36% in the second quarter of 2025 to 29% in the current year quarter. The $0.4 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales due to a decrease in one-time license deals in the current quarter.

Software license revenue decreased 27% from $2.7 million in the six months ended June 30, 2025 to $2.0 million for the six months ended June 30, 2026. As a percentage of total revenue, software license revenue decreased from 36% in the first six months of 2025 to 30% in the current period. The $0.7 million decrease in software license revenue was due primarily to a decrease in perpetual licenses sales due to a decrease in one-time license deals in the current year period.

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

Software maintenance decreased 7% from $2.1 million in the three months ended June 30, 2025 to $2.0 million for the three months ended June 30, 2026. As a percentage of total revenue, software maintenance revenue increased from 55% in the second quarter of 2025 to 61% in the current year period.

Software maintenance decreased 4% from $4.3 million in the six months ended June 30, 2025 to $4.1 million for the six months ended June 30, 2026. As a percentage of total revenue, software maintenance revenue increased from 57% in the six months ended June 30, 2025 to 61% in the current year period.

The slight decrease in software maintenance was primarily due to the non-renewal of maintenance contracts by certain customers.

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

Services and other revenue was $0.3 million in the three months ended June 30, 2025 and 2026. As a percentage of total revenue, services and other revenue increased from 8% in the three months ended June 30, 2025 to 9% in the current year period.

Services and other revenue increased from $0.5 million in the six months ended June 30, 2025 to $0.6 million in the six months ended June 30, 2026. As a percentage of total revenue, services and other revenue increased from 7% in the six months ended June 30, 2025 to 9% in the current year period. The increase was primarily due to growth in SaaS revenue, which increased from $0.1 million in the six months ended June 30, 2025 to $0.3 million in the current year period and was partially offset by lower services revenue. The increase in SaaS revenue reflects expansion of subscription-based customer arrangements.

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

Cost of revenue increased 95% from $0.3 million in the three months ended June 30, 2025 to $0.5 million in the three months ended June 30, 2026. Cost of revenue as a percentage of total revenue increased from 7% in the second quarter of 2025 to 16% in the current year second quarter. The $0.2 million increase was the result of increased software license costs.

Cost of revenue increased 97% from $0.4 million in the six months ended June 30, 2025 to $0.9 million in the six months ended June 30, 2026. Cost of revenue as a percentage of total revenue increased from 6% in the six months ended June 30, 2025 to 13% in the current year period. The $0.5 million increase was the result of increased software license costs.

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

The classification of total engineering costs to research and development expense and engineering costs to perform customer services included in cost of revenue was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$2,533	$1,960	$5,755	$3,881
Engineering costs allocated to cost of revenue	100	91	150	189
Total engineering costs	$2,633	$2,051	$5,905	$4,070

Total engineering costs increased 28% from $2.1 million in the three months ended June 30, 2025 to $2.6 million in the three months ended June 30, 2026. As a percentage of total revenue, total engineering costs increased from 53% in the three months ended June 30, 2025 to 81% in the same current year quarter. The spending increase for the three months ended June 30, 2026 compared to the same prior year period was primarily due to salary related costs in relation to additional headcount hired in 2025.

Total engineering costs increased 45% from $4.0 million in the six months ended June 30, 2025 to $5.9 million in the six months ended June 30, 2026. As a percentage of total revenue, total engineering costs increased from 54% in the six months ended June 30, 2025 to 89% in the same current year period. The spending increase for the six months ended June 30, 2026 compared to the same prior year period was primarily due to one-time severance costs of $0.6 million including the termination of our chief technology officer and a $1.3 million increase in salary related costs in relation to additional headcount hired in 2025. We anticipate engineering expenses to decrease during the remainder of 2026 as we focus on strategic product development initiatives.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense decreased 29% from $2.0 million in the three months ended June 30, 2025 to $1.4 million in the same three month period of 2026. As a percentage of total revenue, selling and marketing expense decreased from 50% in the second quarter of 2025 to 42% in the corresponding period in 2026.

Selling and marketing expense decreased 11% from $3.6 million in the six months ended June 30, 2025 to $3.2 million in the same six month period of 2026. As a percentage of total revenue, selling and marketing expense was 48% in the six months ended June 30, 2025 and 2026.

The decrease in selling and marketing expense for the three and six months ended June 30, 2026, compared to the same periods in the prior year, was primarily due to lower personnel-related costs resulting from the cost saving plan implemented in March 2026 to better align the Company's cost structure with current business needs.

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

General and administrative expense decreased 7% from $1.7 million in the three months ended June 30, 2025 to $1.6 million in the three months ended June 30, 2026. As a percentage of total revenue, general and administrative expense increased from 43% in the three months ended June 30, 2025 to 47% in the corresponding period of 2026.

General and administrative expense decreased 5% from $3.4 million in the six months ended June 30, 2025 to $3.2 million in the same six month period of 2026. As a percentage of total revenue, general and administrative expense increased from 45% in six months ended June 30, 2025 to 48% in the corresponding period of 2026.

The decrease in general and administrative expense for the three and six months ended June 30, 2026, compared to the same periods in the prior year, was primarily due to lower personnel-related costs resulting from the cost saving plan implemented in March 2026 to better align the Company's cost structure with current business needs.

Prior period amounts have been reclassified to conform to the current period presentation. See Note 1 to the consolidated financial statements for additional information regarding these reclassifications.

Fluctuations in general and administrative expenses are expected depending on specific activities in a period.

Interest Income. Interest income was $0.2 million in the three months ended June 30, 2026 and 2025.

Interest income was $0.4 million and $0.5 million in the six months ended June 30, 2026 and 2025, respectively. The decrease in interest income in the six months ended June 30, 2026 was primarily the result of lower average cash balances during the current year period.

We expect interest income to decrease slightly over the remainder of 2026 due to a lower projected average cash balance.

Income taxes. Total income tax expense was $1 thousand and $26 thousand for the three months ended June 30, 2026 and 2025, respectively. The income tax expense relates to state income taxes.

Total income tax expense was $9 thousand and $34 thousand for the six months ended June 30, 2026 and 2025, respectively. The income tax expense relates to state income taxes.

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

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2026 and December 31, 2025, we recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

At June 30, 2026, we had cash, cash equivalents and marketable securities of $16.8 million, which represented a decrease of $5.5 million from December 31, 2025. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of $5.4 million of cash used in operating activities.

Cash provided by investing activities was $1.0 million in the first six months of 2026, which primarily consisted of net sales of marketable securities.

Cash provided by financing activities was $47 thousand in the first six months of 2026, which primarily consisted of proceeds from issuances of common stock.

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

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements in Item 1.

ITEM 4: Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2026.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the six months ended June 30, 2026. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 5: Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, ii) Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025 iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 iv) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	July 31, 2026	By:	/s/ Ajay K. Amlani
Ajay K. Amlani
Chief Executive Officer & President

Date:	July 31, 2026	By:	/s/ David K. Traverse
David K. Traverse
Chief Financial Officer

2