Form 10-Q
period 2026-09-30
AWARE INC /MA/
filed 2026-10-30
CIK 1015739

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2026 was 21,871,737.

AWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,428	$7,269
Marketable securities	12,947	15,026
Accounts receivable, net	4,357	3,010
Unbilled receivables, net	1,509	1,348
Prepaid expenses and other current assets	1,285	1,612
Total current assets	22,526	28,265

Property and equipment, net	326	477
Intangible assets, net	1,302	1,569
Goodwill	3,120	3,120
Right of use asset	3,380	3,642
Other long-term assets	122	122
Total assets	$30,776	$37,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,042	$1,045
Accrued expenses	954	930
Current portion of operating lease liabilities	691	676
Deferred revenue	4,816	4,854
Total current liabilities	7,503	7,505

Long-term deferred revenue	190	261
Long-term operating lease liabilities	3,038	3,292
Total long-term liabilities	3,228	3,553
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value; 70,000,000 shares authorized; issued and outstanding of 21,856,962 as of September 30, 2026 and 21,444,665 as of December 31, 2025	219	215
Additional paid-in capital	102,396	101,510
Accumulated deficit	(82,630)	(75,816)
Accumulated other comprehensive income	60	228
Total stockholders’ equity	20,045	26,137

Total liabilities and stockholders’ equity	$30,776	$37,195

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Software licenses	$1,938	$2,525	$3,923	$5,261
Software maintenance	2,105	2,199	6,171	6,451
Services and other	374	405	964	918
Total revenue	4,417	5,129	11,058	12,630

Costs and expenses:
Cost of revenue	439	419	1,294	858
Research and development	2,296	2,131	8,051	6,013
Selling and marketing	1,148	2,103	4,357	5,730
General and administrative	1,474	1,771	4,686	5,136
Total costs and expenses	5,357	6,424	18,388	17,737
Operating loss	(940)	(1,295)	(7,330)	(5,107)
Interest income	155	247	531	726
Loss before provision for income taxes	(785)	(1,048)	(6,799)	(4,381)
Provision for income taxes	6	5	15	39
Net loss	$(791)	$(1,053)	$(6,814)	$(4,420)
Other comprehensive loss income, net of tax:
Unrealized loss on available-for-sale securities	(60)	(110)	(168)	(63)
Comprehensive loss	$(851)	$(1,163)	$(6,982)	$(4,483)
Net loss per share – basic	$(0.04)	$(0.05)	$(0.31)	$(0.21)
Net loss per share – diluted	$(0.04)	$(0.05)	$(0.31)	$(0.21)
Weighted-average shares – basic	21,726	21,202	21,677	21,188
Weighted-average shares – diluted	21,726	21,202	21,677	21,188

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,814)	$(4,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418	431
Stock-based compensation	843	904
Allowance (recovery) for credit losses	54	(29)
Non-cash lease expense	23	38
Changes in assets and liabilities:
Accounts receivable	(1,401)	(3,259)
Unbilled receivables	(161)	196
Prepaid expenses and other current assets	254	(1,796)
Accounts payable	(8)	49
Accrued expenses	23	89
Deferred revenue	(103)	1,353
Net cash used in operating activities	(6,872)	(6,444)

Cash flows from investing activities:
Purchases of property and equipment	—	(45)
Purchase of marketable securities	(1,266)	(6,109)
Sale of marketable securities	3,250	6,000
Net cash provided by (used in) investing activities	1,984	(154)

Cash flows from financing activities:
Proceeds from issuance of common stock	50	36
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(3)	(3)
Repurchase of common stock	—	(115)
Net cash provided by (used in) financing activities	47	(82)

Decrease in cash and cash equivalents	(4,841)	(6,680)
Cash and cash equivalents, beginning of period	7,269	12,972
Cash and cash equivalents, end of period	$2,428	$6,292

Supplemental disclosure: Cash (refunded) paid for income taxes	$(27)	$38

The accompanying notes are an integral part of the consolidated financial statements.

AWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	For the Three and Nine Months Ended
	September 30, 2026
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity

Balance at December 31, 2025	21,445	$215	$101,510	$(75,816)	$228	$26,137

Issuance of unrestricted stock	172	2	(2)	—	—	—
Stock-based compensation expense	—	—	269	—	—	269
Other comprehensive loss	—	—	—	—	(62)	(62)
Net loss	—	—	—	(3,458)	—	(3,458)

Balance at March 31, 2026	21,617	$217	$101,777	$(79,274)	$166	$22,886

Issuance of unrestricted stock	50	—	—	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(2)	—	(3)	—	—	(3)
Issuance of common stock under employee stock purchase plan	39	—	50	—	—	50
Stock-based compensation expense	—	—	321	—	—	321
Other comprehensive loss	—	—	—	—	(46)	(46)
Net loss	—	—	—	(2,565)	—	(2,565)

Balance at June 30, 2026	21,704	$217	$102,145	$(81,839)	$120	$20,643

Issuance of unrestricted stock	153	2	(2)	—	—	—
Stock-based compensation expense	—	—	253	—	—	253
Other comprehensive loss	—	—	—	—	(60)	(60)
Net loss	—	—	—	(791)	—	(791)

Balance at September 30, 2026	21,857	$219	$102,396	$(82,630)	$60	$20,045

	For the Three and Nine Months Ended
	September 30, 2025
			Additional			Total
	Common Stock		Paid-In	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity

Balance at December 31, 2024	21,097	$211	$100,377	$(69,943)	$251	$30,896

Issuance of unrestricted stock	70	—	—	—	—	—
Stock-based compensation expense	—	—	180	—	—	180
Repurchase of common stock	(34)	—	(53)	—	—	(53)
Other comprehensive income	—	—	—	—	44	44
Net loss	—	—	—	(1,598)	—	(1,598)

Balance at March 31, 2025	21,133	211	100,504	(71,541)	295	29,469

Issuance of unrestricted stock	61	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to unrestricted stock	(2)	—	(3)	—	—	(3)
Issuance of common stock under employee stock purchase plan	22	—	30	—	—	30
Stock-based compensation expense	—	—	382	—	—	382
Repurchase of common stock	(41)	—	(62)	—	—	(62)
Other comprehensive income	—	—	—	—	3	3
Net loss	—	—	—	(1,769)	—	(1,769)

Balance at June 30, 2025	21,173	212	100,850	(73,310)	298	28,050

Exercise of common stock options	4	0	9	—	—	9
Issuance of common stock under employee stock purchase plan	178	2	(2)	—	0	—
Stock-based compensation expense	—	—	342	—	—	342
Other comprehensive loss	—	—	—	—	(110)	(110)
Net loss	—	—	—	(1,053)	—	(1,053)

Balance at September 30, 2025	21,355	$214	$101,199	$(74,363)	$188	$27,238

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the years ended December 31, 2025 and 2024 in conjunction with our 2025 Annual Report on Form 10-K. This Form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive loss, statements of cash flows, and statements of stockholders’ equity reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2026, and of operations and cash flows for the interim periods ended September 30, 2026 and 2025.

The results of operations for the interim periods ended September 30, 2026 are not necessarily indicative of the results to be expected for the year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Beginning in the quarter ended March 31, 2026, the Company revised the presentation of subscription-based SaaS revenue to classify it within services and other revenue rather than software maintenance revenue. Accordingly, $0.2 million and $0.3 million of revenue for the three and nine months ended September 30, 2025, respectively, have been reclassified to conform to the current period presentation.

In addition, $0.1 million and $0.3 million of amortization expense related to acquired intangible assets has been reclassified from cost of revenue to general and administrative expense for the three and nine months ended September 30, 2025, respectively.

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

Recent Accounting Pronouncement

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

The amount of consideration is typically not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is one year or less under the practical expedient in the guidance. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. During the three and nine month periods ended September 30, 2026 and 2025, none of our contracts contained a significant financing component.

Revenue from Software as a Service (“SaaS”) contracts is recognized ratably over the subscription period in accordance with the terms of the customer agreement. For the three months ended September 30, 2026 and 2025, we recognized $0.1 million and $0.2 million, respectively, in SaaS revenue. For the nine months ended September 30, 2026 and 2025, we recognized $0.4 million and $0.3 million, respectively, in SaaS revenue. SaaS revenue is included in services and other revenue in the consolidated statements of operations.

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

Disaggregation of Revenues

We organize ourselves into a single segment that reports to the Chief Executive Officer, who is our CODM. We conduct our operations in the United States and sell our products and services to domestic and international customers. Revenue generated from the following geographic regions was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$2,511	$2,521	$5,507	$6,335
United Kingdom	462	589	1,389	2,020
Turkey	441	34	1,083	468
India	84	1,028	257	1,278
Rest of World	919	957	2,822	2,529
	$4,417	$5,129	$11,058	$12,630

Revenue by timing of transfer of goods or services was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Goods or services transferred at a point in time	$1,960	$2,529	$3,961	$5,282
Goods or services transferred over time	2,457	2,600	7,097	7,348
	$4,417	$5,129	$11,058	$12,630

Revenue by contract type was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License and service contracts	$2,345	$4,320	$7,198	$10,406
Subscription-based contracts	2,072	809	3,860	2,224
	$4,417	$5,129	$11,058	$12,630

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

The following tables present changes in our contract assets and liabilities during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Three months ended September 30, 2026
Contract assets:
Unbilled receivables	$1,199	$846	$(536)	$1,509

Three months ended September 30, 2025
Contract assets:
Unbilled receivables	$1,340	$384	$(840)	$884

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Three months ended September 30, 2026
Contract liabilities:
Deferred revenue	$3,640	$3,471	$(2,105)	$5,006

Three months ended September 30, 2025
Contract liabilities:
Deferred revenue	$4,224	$4,664	$(2,373)	$6,515

	Balance at Beginning of Period	Revenue Recognized In Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2026
Contract assets:
Unbilled receivables	$1,348	$2,522	$(2,361)	$1,509

Nine months ended September 30, 2025
Contract assets:
Unbilled receivables	$1,080	$2,026	$(2,222)	$884

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Nine months ended September 30, 2026
Contract liabilities:
Deferred revenue	$5,115	$6,062	$(6,171)	$5,006

Nine months ended September 30, 2025
Contract liabilities:
Deferred revenue	$5,163	$8,076	$(6,724)	$6,515

Remaining Performance Obligations

Remaining performance obligations represent the transaction prices from contracts for which work has not been performed or for which goods and services have not been delivered. We expect to recognize revenue on approximately 96% of the remaining deferred revenue over the next 12 months, with the remainder recognized thereafter. As of September 30, 2026, the aggregate amount of the transaction prices allocated to remaining performance obligations for contracts with a duration greater than one year was $0.2 million.

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

Cash and cash equivalents, which primarily include money market mutual funds were $2.4 million and $7.3 million as of September 30, 2026 and December 31, 2025, respectively. Marketable securities, which consists of U.S. Treasuries, were $12.9 million and $15.0 million as of September 30, 2026 and December 31, 2025, respectively. Our assets and liabilities that are measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurement at September 30, 2026 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$1,334	$—	$—	$1,334
Marketable securities	12,947	—	—	12,947
Total assets	$14,281	$—	$—	$14,281

	Fair Value Measurement at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$5,881	$—	$—	$5,881
Marketable securities	15,026	—	—	15,026
Total assets	$20,907	$—	$—	$20,907

Our investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2026:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$12,887	$136	$(76)	$12,947
	$12,887	$136	$(76)	$12,947

	December 31, 2025:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$14,798	$228	$—	$15,026
	$14,798	$228	$—	$15,026

Note 4 – Goodwill and Intangible Assets

Intangible assets and their estimated useful lives as of September 30, 2026 are as follows (dollars in thousands):

	Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer relationships	8 and 10 years	$2,680	$(1,518)	$1,162
Developed technology	5 and 7 years	710	(573)	137
Trade name / trademarks	3 and 7 years	30	(27)	3
		$3,420	$(2,118)	$1,302

During each of the three and nine months ended September 30, 2026 and 2025, we recorded $0.1 million and $0.3 million of intangible assets amortization expense, respectively. We expect to record amortization expense for the remainder of 2026 and each subsequent year and thereafter as follows (in thousands):

2026	$89
2027	355
2028	338
2029	174
2030	174
Thereafter	172
$1,302

As of September 30, 2026, we had $3.1 million of goodwill. During the three months ended March 31, 2026, we identified a triggering event due to a decline in market capitalization and continued operating losses and, as a result, performed an interim quantitative goodwill impairment test. Based on this analysis, we determined that the fair value of the reporting unit exceeded its carrying value and no impairment of goodwill was recorded as of March 31, 2026. During the three and nine months ended September 30, 2026, we did not identify any additional triggering events or indicators of impairment, and therefore no additional interim goodwill impairment test was performed. No impairment of goodwill was recorded during the three and nine months ended September 30, 2026.

Note 5 – Restructuring Charges

In March 2026, we implemented a cost-saving plan to better align our cost structure with current business needs. During the three and nine months ended September 30, 2026, we recognized approximately $44 thousand and $0.7 million, respectively, of restructuring charges, consisting primarily of employee severance and related benefits.

As of September 30, 2026, approximately $0.2 million of restructuring costs remained unpaid, which are expected to be paid within the next six months.

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

Note 7 – Equity and Stock-based compensation

The following table presents stock-based compensation expenses included in our unaudited consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	18	45	98	132
Selling and marketing	17	22	47	50
General and administrative	218	275	698	722
Stock-based compensation expense	$253	$342	$843	$904

Stock Options - On January 17, 2024, our stockholders approved the Aware, Inc. 2023 Equity and Incentive Plan (the “2023 Plan”). Following approval of the 2023 Plan, we ceased making awards under our previous 2001 Nonqualified Stock Plan (as amended, the “2001 Plan”).

During the three and nine months ended September 30, 2026, the Company granted stock options to purchase an aggregate of 0 and 10,000 shares of common stock under the 2023 Plan, respectively. The stock options granted in the nine months ended September 30, 2026 were granted as incentive stock options.

During the three and nine months ended September 30, 2025, the Company granted stock options to purchase an aggregate of 25,000 and 1,538,322 shares of common stock, respectively, under the 2023 Plan. Of the total stock options granted in the nine months ended September 30, 2025, 700,965 options were granted as incentive stock options and 837,357 as non-qualified stock options.

No stock options were exercised during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, 4,000 stock options were exercised.

The stock options granted during the three months ended March 31, 2025 included 105,000 incentive stock options to a hired executive officer and 1,060,197 options, comprising both incentive and non-qualified options granted to Ajay Amlani, in connection with his appointment as the Company’s Chief Executive Officer. Within the grant to Mr. Amlani, 848,157 options were subject to time-based vesting, with 25 percent vested on the one-year anniversary of the grant date and the remaining 75 percent vesting in 36 equal monthly installments thereafter, subject to Mr. Amlani's continued service. The remaining 212,040 options granted to Mr. Amlani were performance-based and divided equally between two tranches. The first tranche was eligible to vest if certain minimum thresholds for bookings growth for 2025 were achieved, with incremental vesting for higher levels of growth up to a maximum threshold. The second tranche is subject to similar performance conditions based on year-over-year bookings growth in 2026. In both cases, Mr. Amlani must remain in service through December 31 of the applicable performance year for any shares to vest. Expense recognition for the option grant is based on the fair value on the grant date and reflects management’s assessment of the probability of achieving the specified performance conditions. Expense is recognized over the requisite service period and is adjusted for changes in the probability of achievement, as necessary. During 2025, the performance condition for the 2025 tranche was not achieved and the related performance-based options were cancelled. Any compensation expense previously recognized for that tranche was reversed during 2025. As of September 30, 2026, management determined that achievement of the performance conditions for the 2026 tranche was not probable and, accordingly, no compensation expense has been recognized for the 2026 tranche.

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

We granted 68,193 and 285,547 restricted stock units to directors, officers, and employees during the three and nine months ended September 30, 2026, respectively. Of the 217,354 restricted stock units granted during the three months ended March 31, 2026, 108,677 vested shortly after June 30, 2026 and the remaining are scheduled to vest shortly after December 31, 2026. No restricted stock units were forfeited during the three or nine months ended September 30, 2026.

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

Share Purchases - On March 1, 2022, our Board of Directors authorized a new stock repurchase program pursuant to which we may purchase up to $10.0 million of our common stock. On November 30, 2023, our Board of Directors extended the program through December 31, 2025. As of September 30, 2025 we had repurchased $2.1 million of our common stock pursuant to this program. During the three and nine months ended September 30, 2025 we purchased 0 and 75,457 shares of common stock, respectively. The program did not obligate us to acquire any particular amount of common stock. As of December 31, 2025 the plan expired. We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2026.

Note 8 – Income Taxes

During the three months ended September 30, 2026 and 2025, we recorded an income tax provision of approximately $6 thousand and $5 thousand, respectively. During the nine months ended September 30, 2026 and 2025, we recorded an income tax provision of approximately $15 thousand and $39 thousand, respectively.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2026 and December 31, 2025, we have a full valuation allowance recorded against our net deferred tax assets.

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

Revenue and operating loss for the three months ended September 30, 2026 were $4.4 million and $0.9 million, respectively. These results compared to revenue of $5.1 million and operating loss of $1.3 million for the three months ended September 30, 2025. The decrease in revenue was primarily due to lower software license revenue. The decrease in operating loss was primarily due to lower operating expenses and partially offset by lower software license revenue.

Revenue and operating loss for the nine months ended September 30, 2026 were $11.1 million and $7.3 million, respectively. These results compared to revenue of $12.6 million and operating loss of $5.1 million for the nine months ended September 30, 2025. The decrease in revenue was primarily due to lower software license revenue. The increase in operating loss was primarily due to lower revenue, one-time severance costs in the current period of $0.7 million and a $0.9 million increase in salary-related expenses resulting from additional headcount hired in 2025. These severance costs relate to workforce reduction actions taken during the period as part of our efforts to align our cost structure with current business conditions. We expect to realize incremental cost savings from these actions throughout the remainder of 2026.

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

Software license revenue decreased 23% from $2.5 million in the three months ended September 30, 2025 to $1.9 million for the three months ended September 30, 2026. As a percentage of total revenue, software license revenue decreased from 49% in the third quarter of 2025 to 44% in the current year quarter. The $0.6 million decrease in software license revenue was due primarily fewer one-time perpetual licenses sales due to a decrease in one-time license deals in the current quarter.

Software license revenue decreased 25% from $5.3 million in the nine months ended September 30, 2025 to $3.9 million for the nine months ended September 30, 2026. As a percentage of total revenue, software license revenue decreased from 42% in the first nine months of 2025 to 36% in the current period. The $1.3 million decrease in software license revenue was due primarily to fewer one-time perpetual licenses sales in the current year period.

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

Software maintenance decreased 4% from $2.2 million in the three months ended September 30, 2025 to $2.1 million for the three months ended September 30, 2026. As a percentage of total revenue, software maintenance revenue increased from 43% in the third quarter of 2025 to 48% in the current year period.

Software maintenance decreased 4% from $6.5 million in the nine months ended September 30, 2025 to $6.2 million for the nine months ended September 30, 2026. As a percentage of total revenue, software maintenance revenue increased from 51% in the nine months ended September 30, 2025 to 56% in the current year period.

The decreases in software maintenance was primarily due to the non-renewal or reduced scope of maintenance contracts by certain long-standing customers, principally U.S. federal government agencies and contractors supporting legacy deployments. Software maintenance contracts are generally renewed annually, the continued non-renewal of contracts by long-standing customers could reduce software maintenance revenue in future periods. Sustaining software maintenance revenue depends on renewal rates within our installed base and on new license sales, which generate related maintenance.

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

Services and other revenue was $0.4 million in the three months ended September 30, 2025 and 2026. As a percentage of total revenue, services and other revenue was 8% in the three months ended September 30, 2025 and 2026.

Services and other revenue increased from $0.9 million in the nine months ended September 30, 2025 to $1.0 million in the nine months ended September 30, 2026. As a percentage of total revenue, services and other revenue increased from 7% in the nine months ended September 30, 2025 to 9% in the current year period. The increase was primarily due to growth in SaaS revenue, which increased from $0.3 million in the nine months ended September 30, 2025 to $0.4 million in the current year period and was partially offset by lower services revenue. The increase in SaaS revenue reflects expansion of subscription-based customer arrangements.

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

Cost of revenue was $0.4 million in the three months ended September 30, 2025 and 2026. Cost of revenue as a percentage of total revenue increased from 8% in the third quarter of 2025 to 10% in the current year third quarter.

Cost of revenue increased 51% from $0.9 million in the nine months ended September 30, 2025 to $1.3 million in the nine months ended September 30, 2026. Cost of revenue as a percentage of total revenue increased from 7% in the nine months ended September 30, 2025 to 12% in the current year period. The $0.4 million increase was the result of increased software license costs.

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

The classification of total engineering costs to research and development expense and engineering costs to perform customer services included in cost of revenue was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$2,296	$2,131	$8,051	$6,013
Engineering costs allocated to cost of revenue	81	91	231	280
Total engineering costs	$2,377	$2,222	$8,282	$6,293

Total engineering costs increased 7% from $2.2 million in the three months ended September 30, 2025 to $2.4 million in the three months ended September 30, 2026. As a percentage of total revenue, total engineering costs increased from 43% in the three months ended September 30, 2025 to 54% in the same current year quarter. The spending increase for the three months ended September 30, 2026 compared to the same prior year period was primarily due to salary related costs in relation to additional headcount hired in 2025.

Total engineering costs increased 32% from $6.3 million in the nine months ended September 30, 2025 to $8.3 million in the nine months ended September 30, 2026. As a percentage of total revenue, total engineering costs increased from 50% in the nine months ended September 30, 2025 to 75% in the same current year period. The spending increase for the nine months ended September 30, 2026 compared to the same prior year period was primarily due to one-time severance costs of $0.7 million including the termination of our chief technology officer and a $1.3 million increase in salary related costs in relation to additional headcount hired in 2025.

Selling and marketing expense. Selling and marketing expense primarily consists of costs for: i) sales and marketing personnel, including salaries, sales commissions, stock-based compensation, fringe benefits, travel, and facilities; and ii) advertising and promotion expenses.

Selling and marketing expense decreased 45% from $2.1 million in the three months ended September 30, 2025 to $1.1 million in the same three month period of 2026. As a percentage of total revenue, selling and marketing expense decreased from 41% in the third quarter of 2025 to 26% in the corresponding period in 2026.

Selling and marketing expense decreased 24% from $5.7 million in the nine months ended September 30, 2025 to $4.4 million in the same nine month period of 2026. As a percentage of total revenue, selling and marketing expense decreased from 45% in the nine months ended September 30, 2025 to 39% in the corresponding period in 2026.

The decrease in selling and marketing expense for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, was primarily due to lower personnel-related costs resulting from the cost saving plan implemented in March 2026 to better align the Company's cost structure with current business needs.

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

General and administrative expense decreased 17% from $1.8 million in the three months ended September 30, 2025 to $1.5 million in the three months ended September 30, 2026. As a percentage of total revenue, general and administrative expense decreased from 35% in the three months ended September 30, 2025 to 33% in the corresponding period in 2026.

General and administrative expense decreased 9% from $5.1 million in the nine months ended September 30, 2025 to $4.7 million in the same nine month period of 2026. As a percentage of total revenue, general and administrative expense increased from 41% in the nine months ended September 30, 2025 to 42% in the corresponding period of 2026.

The decrease in general and administrative expense for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, was primarily due to lower personnel-related costs resulting from the cost-saving plan implemented in March 2026 to better align the Company's cost structure with current business needs.

Prior period amounts have been reclassified to conform to the current period presentation. See Note 1 to the consolidated financial statements for additional information regarding these reclassifications.

Fluctuations in general and administrative expenses are expected depending on specific activities in a period.

Interest Income. Interest income was $0.2 million in the three months ended September 30, 2026 and 2025.

Interest income was $0.5 million and $0.7 million in the nine months ended September 30, 2026 and 2025, respectively. The decrease in interest income in the nine months ended September 30, 2026 was primarily the result of lower average cash balances during the current year period.

We expect interest income to decrease slightly over the remainder of 2026 due to a lower projected average cash balance.

Income taxes. Total income tax expense was $6 thousand and income tax expense was $5 thousand for the three months ended September 30, 2026 and 2025, respectively. The income tax expense relates to state income taxes.

Total income tax expense was $15 thousand and income tax expense was $39 thousand for the nine months ended September 30, 2026 and 2025, respectively. The income tax expense relates to state income taxes.

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

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and we have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2026 and December 31, 2025, we recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

At September 30, 2026, we had cash, cash equivalents and marketable securities of $15.4 million, which represented a decrease of $6.9 million from December 31, 2025. The decrease in cash, cash equivalents and marketable securities was primarily due to the impact of $6.9 million of cash used in operating activities.

Cash provided by investing activities was $2.0 million in the first nine months of 2026, which primarily consisted of net sales of marketable securities.

Cash provided by financing activities was $47 thousand in the first nine months of 2026, which primarily consisted of proceeds from issuances of common stock.

While we cannot assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of this filing and to meet our known long-term cash requirements. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. If we require additional capital resources, we may utilize available funds or seek external financing, which may not be available on terms we find attractive or at all.

To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements in Item 1.

ITEM 4: Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2026.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is material to our business.

ITEM 1A: Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the nine months ended September 30, 2026. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

ITEM 5: Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit 101

The following financial statements from Aware, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows: i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, ii) Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2026 and 2025 iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025, iv) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and 2025, and v) Notes to Consolidated Financial Statements.

Exhibit 104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWARE, INC.

Date:	October 30, 2026	By:	/s/ Ajay K. Amlani
Ajay K. Amlani
Chief Executive Officer & President

Date:	October 30, 2026	By:	/s/ David K. Traverse
David K. Traverse
Chief Financial Officer

2